Form 10-Q
period 2005-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2005-08-10
CIK 1280784

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

QUARTERLY REPORT PURSUANT TO

SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

Commission File Number: 814-00702

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	743113410
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

525 University Ave., Suite 700

Palo Alto, California 94301

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 289-3060

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     YES  ☐    NO  ☒

On July 19, 2005, there were 9,801,965 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2005 (unaudited) and December 31, 2004	1

	Consolidated Schedule of Investments as of June 30, 2005 (unaudited)	2

	Consolidated Schedule of Investments as of December 31, 2004	5

	Consolidated Statements of Operations for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and for the period from February 2, 2004 (commencement of operations) to June 30, 2004 (unaudited)	6

	Consolidated Statements of Changes in Net Assets for the six months ended June 30, 2005 and for the period from February 2, 2004 (commencement of operations) to June 30, 2004 (unaudited)	7

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and for the period from February 2, 2004 (commencement of operations) to June 30, 2004 (unaudited)	8

	Consolidated Financial Highlights for the six months ended June 30, 2005 and for the period from February 2, 2004 (commencement of operations) to June 30, 2004 (unaudited)	9

	Notes to Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

Signatures		32

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2005 (unaudited)	December 31, 2004
Assets

Investments, at value (cost of $86,213,568 and $16,700,000, respectively)	$87,256,960	$16,700,000
Deferred loan origination revenue	(1,655,304)	(285,232)
Cash and cash equivalents	52,727,676	8,678,329
Interest receivable	730,771	80,902
Prepaid expenses	639,282	20,942
Property and equipment, net	58,171	35,231
Other assets	20,546	2,500

Total assets	139,778,102	25,232,672

Liabilities
Accounts payable	720,489	1,979
Accrued liabilities	879,497	152,560
Short-term loan payable	25,000,000	—

Total liabilities	26,599,986	154,539

Net assets	$113,178,116	$25,078,133

Net assets consist of:
Par value	$9,802	$2,059
Paid-in capital in excess of par value	114,467,971	27,117,896
Accumulated losses	(1,299,657)	(2,041,822)

Total net assets	$113,178,116	$25,078,133

Shares of common stock outstanding ($0.001 par value, 30,000,000 authorized)	9,801,965	2,059,270

Net asset value per share	$11.55	$12.18

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS

JUNE 30, 2005

(unaudited)

(The following investments are all United States enterprises)

Portfolio Company	Industry	Type of Investment(11)	Principal Amount	Cost(8)	Value(9)
Affinity Express, Inc. (0.59%)* (1)	Internet Consumer &	Senior Debt
	Business Services	Matures November 2007 Interest rate 13.50%	$686,977	$655,281	$655,281
		Common Stock Warrants		17,000	17,901

Affinity Express, Inc. (0.88%) (2)	Internet Consumer &	Senior Debt
	Business Services	Matures November 2007 Interest rate 13.50%	$981,526	1,000,000	1,000,000

Total Affinity Express, Inc.				1,672,281	1,673,182

Occam Networks, Inc. (3.37%)(2)	Communications & Networking	Senior Debt
		Matures December 2007 Interest rate 11.95%	$3,000,000	2,975,028	2,975,028
		Preferred Stock Warrants		14,000	466,667
		Common Stock Warrants		17,000	375,076

Total Occam Networks, Inc.				3,006,028	3,816,771

Gomez, Inc. (2.34%)(2)	Software	Senior Debt
		Matures December 2007 Interest rate 12.25%	$2,645,639	2,617,444	2,617,444
		Preferred Stock Warrants		35,000	34,300

Total Gomez, Inc.				2,652,444	2,651,744

Metreo, Inc. (4.18%)(1)	Software	Senior Debt
		Matures November 2007 Interest rate 10.95%	$4,718,917	4,680,029	4,680,029
		Preferred Stock Warrants		50,000	46,219

Total Metreo, Inc.				4,730,029	4,726,248

Talisma Corp. (3.54%)(2)	Software	Subordinated Debt
		Matures December 2007 Interest rate 11.25%	$4,000,000	3,960,528	3,960,528
		Preferred Stock Warrants		49,000	45,838

Total Talisma Corp.				4,009,528	4,006,366

Concuity, Inc. (4.48%)(4)	Software	Senior Debt
		Matures April 2008 Interest rate 9.95%	$5,000,000	4,996,889	4,996,889
		Preferred Stock Warrants		3,500	67,924

Total Concuity, Inc.				5,000,389	5,064,813

Omrix Biopharmaceuticals, Inc. (2.70%)(3)	Biopharmaceuticals	Senior Debt
		Matures April 2008 Interest rate 11.45%	$3,000,000	2,989,893	2,989,893
		Common Stock Warrants		11,370	60,647

Total Omrix Biopharmaceuticals, Inc.				3,001,263	3,050,540

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS

JUNE 30, 2005

(Continued)

Portfolio Company	Industry	Type of Investment(11)	Principal Amount	Cost(8)	Value(9)
Optiscan Biomedical, Corp. (2.65%)(4)	Medical Devices & Equipment	Senior Convertible Term Loan	$3,000,000	3,000,000	3,000,000
		Matures March 2008 Interest rate 15.00% Preferred Stock Warrants		—	—

Total Optiscan Biomedical, Corp.				3,000,000	3,000,000

RazorGator Interactive Group, Inc. (2.90%)(3)	Internet Consumer &	Senior Debt
	Business Services	Matures January 2008 Interest rate 9.95%	$3,289,456	3,218,537	3,218,537
		Preferred Stock Warrants		9,135	64,175

RazorGator Interactive Group, Inc. (1.33%)(3)	Internet Consumer &	Senior Debt
	Business Services	Matures January 2008 Interest rate 9.95%	$1,439,956	1,500,000	1,500,000
		Preferred Stock Warrants		3,915	3,915
RazorGator Interactive Group, Inc. (0.88%)(5)		Preferred Stock		1,000,000	1,000,000

Total RazorGator Interactive Group, Inc.				5,731,587	5,786,627

Inxight Software, Inc. (2.65%)(7)	Software	Senior Debt
		Matures March 2008 Interest rate 10.0%	$3,000,000	2,945,786	2,945,786
		Preferred Stock Warrants		55,963	48,479

Total Inxight Software, Inc.				3,001,749	2,994,265

Merrimack Pharmaceuticals, Inc. (7.95%)(5)	Biopharmaceuticals	Senior Debt
		Matures October 2008 Interest rate 11.15%	$9,000,000	8,855,919	8,855,919
		Preferred Stock Warrants		155,456	140,571

Total Merrimack Pharmaceuticals, Inc.				9,011,375	8,996,490

IKANO Communications, Inc. (4.42%)(5)	Communications &	Senior Debt
	Networking	Matures November 2008 Interest rate 9.25%	$5,000,000	4,957,787	4,957,787
		Preferred Stock Warrants		45,460	43,765

Total IKANO Communications, Inc.				5,003,247	5,001,552

Power Medical Interventions, Inc. (3.54%)(6)	Medical Devices &	Senior Debt
	Equipment	Matures June 2008 Interest rate 10.71%	$4,000,000	3,962,983	3,962,983
		Common Stock Warrants		39,195	38,216

Total Power Medical Interventions, Inc.				4,002,178	4,001,199

Sportvision, Inc. (3.54%)(6)	Software	Senior Debt
		Matures July 2008 Interest rate 9.95%	$4,000,000	3,962,847	3,962,847
		Preferred Stock Warrants		39,339	38,377

Total Sportvision, Inc.				4,002,186	4,001,224

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS

JUNE 30, 2005

(Continued)

Portfolio Company	Industry	Type of Investment(11)	Principal Amount	Cost(8)	Value(9)
Wageworks, Inc. (10.90%)(6)	Consumer &	Senior Debt
	Business Products	Matures December 2008 Interest rate Prime + 4%	$12,330,000	12,090,034	12,090,034
		Preferred Stock Warrants		251,964	248,073

Total Wageworks, Inc.				12,341,998	12,338,107

Adiana, Inc. (.88%)(7)	Medical Devices &	Senior Debt
	Equipment	Matures July 2008 Interest rate Prime + 9%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		—	—

Total Adiana, Inc.				1,000,000	1,000,000

Labopharm USA, Inc. (8.93%)(7)	Biopharmaceuticals	Senior Debt
		Matures July 2008 Interest rate 11.95%	$10,000,000	9,842,404	9,842,404
		Common Stock Warrants		162,099	258,958

Total Labopharm USA, Inc.				10,004,503	10,101,362

Paratek Pharmaceuticals, Inc. (4.42%)(7)	Biopharmaceuticals	Senior Debt
		Matures July 2008 Interest rate 10.6%	$5,000,000	4,866,421	4,866,421
		Preferred Stock Warrants		137,396	141,083

Total Paratek Pharmaceuticals, Inc.				5,003,817	5,007,504

Sling Media, Inc. (0.03%)(7)(10)	Electronics &	Senior Debt		—	—
	Computer Hardware	Preferred Stock Warrants		38,968	38,968

Total Sling Media, Inc.				38,968	38,968

Total Investments (77.10%)				$86,213,568	$87,256,960

*	Value as a percent of net assets
(1)	Investment made in November of 2004.
(2)	Investment made in December of 2004.
(3)	Investment made in February of 2005.
(4)	Investment made in March of 2005.
(5)	Investment made in April of 2005.
(6)	Investment made in May of 2005.
(7)	Investment made in June of 2005.
(8)	Tax cost at June 30, 2005 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $1,080,931, $37,539 and $ 1,043,392, respectively.
(9)	All investments are restricted at June 30, 2005 and were valued at fair value as determined in good faith by the board of directors. No unrestricted securities of the same issuer are outstanding.
(10)	No funds drawn against commitment as of June 30, 2005.
(11)	All debt investments are income producing. Preferred stock and all warrants are non-income producing.

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004

(The following investments are all United States enterprises)

Portfolio Company	Industry	Type of Investment(5)	Principal Amount	Cost(3)	Value(4)
Affinity Express, Inc.(1) (6.78%)*	Internet Consumer and Business Services	Senior Debt Matures November 2007 Interest rate 13.50%	$700,000	$683,000	$683,000
		Common Stock Warrants		17,000	17,000

Affinity Express, Inc.(2) (3.99%)	Internet Consumer and Business Services	Senior Debt Matures November 2007 Interest rate 13.50%	$1,000,000	1,000,000	1,000,000

Total Affinity Express, Inc.				1,700,000	1,700,000

Occam Networks, Inc.(2) (11.96%)	Communications & Networking	Senior Debt Matures December 2007 Interest rate 11.95%	$3,000,000	2,969,000	2,969,000
		Preferred Stock Warrants		14,000	14,000
		Common Stock Warrants		17,000	17,000

Total Occam Networks, Inc.				3,000,000	3,000,000

Gomez, Inc.(2) (11.96%)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$3,000,000	2,965,000	2,965,000
		Preferred Stock Warrants		35,000	35,000

Total Gomez, Inc.				3,000,000	3,000,000

Metreo, Inc.(1) (19.94%)	Software	Senior Debt Matures November 2007 Interest rate 10.95%	$5,000,000	4,950,000	4,950,000
		Preferred Stock Warrants		50,000	50,000

Total Metreo, Inc.				5,000,000	5,000,000

Talisma Corp.(2) (15.96%)	Software	Subordinated Debt Matures December 2007 Interest rate 11.25%	$4,000,000	3,951,000	3,951,000
		Preferred Stock Warrants		49,000	49,000

Total Talisma Corp.				4,000,000	4,000,000

Total investments (66.59%)				$16,700,000	$16,700,000

*	Value as a percent of net assets
(1)	Investment made in November 2004.
(2)	Investment made in December 2004.
(3)	Tax cost at December 31, 2004 equals book cost. The Company has no gross unrealized appreciation or depreciation.
(4)	All investments are restricted at December 31, 2004, and were valued at fair value as determined in good faith by the board of directors. No unrestricted securities of the issuer are outstanding.
(5)	All debt investments are income producing. All warrants are non-incoming producing.

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30, 2005	Period from February 2, 2004 (commencement of operations) to June 30, 2004
	2005	2004
Investment income:
Interest	$1,720,281	$2,822	$2,395,885	$5,257
Fees	192,543	—	270,912	—

Total investment income	1,912,824	2,822	2,666,797	5,257

Operating expenses:
Interest	444,444	—	444,444	—
Loan fees	433,333	—	433,333	—
Compensation and benefits	869,874	260,498	1,364,828	378,440
General and administrative	438,017	68,465	636,902	119,873
Stock-based compensation	56,000	650,000	80,000	650,000
Organization costs	—	15,000	—	15,000
Depreciation	4,753	1,888	8,517	1,888

Total operating expenses	2,246,421	995,851	2,968,024	1,165,201

Net investment loss	(333,597)	(993,029)	(301,227)	(1,159,944)

Net unrealized appreciation on investments	1,043,392	—	1,043,392	—

Net increase (decrease) in net assets resulting from operations	$709,795	$(993,029)	$742,165	$(1,159,944)

Net investment loss per common share:
Basic	$(0.07)	$(5.43)	$(0.08)	$(11.96)

Diluted	$(0.06)	$(2.42)	$(0.07)	$(3.34)

Net operating income (loss) per common share:
Basic	$0.14	$(5.43)	$0.19	$(11.96)

Diluted	$0.14	$(2.42)	$0.18	$(3.34)

Weighted average shares outstanding:
Basic	5,121,000	183,000	4,006,000	97,000

Diluted	5,242,000	411,000	4,119,000	347,000

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock		Preferred Stock		Paid-In Capital	Net Increase (Decrease) from Operations	Net Assets
	Shares	Par Value	Shares	Par Value
Balance at February, 2, 2004 (commencement of operations)	—	$—	—	$—	$—	$—	$—
Issuance of convertible preferred stock, net of placement fees	—	—	600	1	2,574,999	—	2,575,000
Issuance of common, net of offering costs	1,809,270	1,809	—	—	23,863,146	—	23,864,955
Conversion of preferred stock to common stock	250,000	250	(600)	(1)	(249)	—	—
Stock-based compensation	—	—	—	—	650,000		650,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(1,159,944)	(1,159,944)

Balance at June 30, 2004	2,059,270	$2,059	—	$—	$27,087,896	$(1,159,944)	$25,930,011

Balance at December 31, 2004	2,059,270	$2,059	—	$—	$27,117,896	$(2,041,822)	$25,078,133
Issuance of common shares, net of offering costs	268,134	268	—	—	3,870,542	—	3,870,810
Issuance of shares in lieu of 5 year warrants	298,598	299	—	—	(299)	—	—
Issuance of shares on exercise of 1 year warrants	1,175,963	1,176	—	—	12,428,744	—	12,429,920
Issuance of common shares in IPO, net of offering costs	6,000,000	6,000	—	—	70,971,088	—	70,977,088
Stock-based compensation	—	—	—	—	80,000	—	80,000
Increase in net assets from operations:
Net investment loss	—	—	—	—	—	(301,227)	—
Net unrealized appreciation on investments	—	—	—	—	—	1,043,392	—

Net increase in net assets resulting from operations	—	—	—	—	—	742,165	742,165

Balance at June 30, 2005	9,801,965	$9,802	—	$—	$114,467,971	$(1,299,657)	$113,178,116

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30, 2005	Period from February 2, 2004 (commencement of operations) to June 30, 2004
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$742,165	$(1,159,944)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(70,330,000)	—
Principal payments received on investments	937,529	—
Net unrealized appreciation on investments	(1,043,392)	—
Accretion of loan discounts	(82,129)	—
Accretion of loan exit fees	(87,312)	—
Depreciation	8,517	1,888
Stock-based compensation	80,000	650,000
Amortization of deferred loan origination revenue	(270,912)	—
Interest receivable	(562,557)	(1,000)
Prepaid expenses	(618,340)	(43,690)
Accounts payable	718,510	712
Accrued liabilities	687,969	622,682
Deferred loan origination revenue	1,640,984	—

Net cash provided by (used in) operating activities	(68,178,968)	70,648

Cash flows from investing activities:
Purchases of capital equipment	(31,457)	(33,985)
Other long-term assets	(18,046)	(3,000)

Net cash used in investing activities	(49,503)	(36,985)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	2,575,000
Proceeds from issuance of common stock, net	87,277,818	21,534,966
Proceeds from short-term loan	25,000,000	—

Net cash provided by financing activities	112,277,818	24,109,966

Net increase in cash	44,049,347	24,143,629
Cash and cash equivalents at beginning of period	8,678,329	—

Cash and cash equivalents at end of period	$52,727,676	$24,143,629

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED FINANCIAL HIGHLIGHTS

(unaudited)

	Six Months Ended June 30, 2005	Period from February 2, 2004 (commencement of operations) to June 30, 2004
Per share data:
Net asset value at beginning of period (1)	$12.18	$13.19
Net investment loss	(0.03)	(0.57)
Net unrealized appreciation	0.11	—

Total from investment operations	0.08	(0.57)

Dilutive effect of converting 600 preferred shares into 250,000 shares of common stock (3)	—	(0.35)
Antidilutive effect of issuance of common shares in January 2005	0.26	—
Antidilutive effect of issuance of common shares in initial public offering	0.58	—
Dilutive effect of issuance of common shares in lieu of cancellation of five-year warrants	(1.41)	—
Issuance of common shares on exercise of one-year warrants	(0.14)	—
Stock-based compensation expense included in investment loss (2)	0.01	0.32

Net asset value at end of period	$11.55	$12.59

Ratios and supplemental data:
Per share market value at end of period (4)	$12.90	$—
Total return:
Net asset value (5) (6) (7)	17.11%	(16.07)%
Market value (8)	(0.77)%	N/A
Shares outstanding at end of period	9,801,965	2,059,270
Weighted average number of common shares outstanding	4,005,932	97,142
Net assets at end of period	$113,178,116	$25,930,011
Average net assets	$43,824,263	$4,770,138
Average debt outstanding	$10,972,222	$—
Weighted average debt per common share	$2.74	$—
Ratio of operating expense to average net assets (7)	6.77%	24.43%
Ratio of net investment loss to average net assets (7)	0.69%	24.32%
Portfolio turnover rate	N/A	N/A

(1)	On June 29, 2004, the Company completed its sale of common stock in a private placement at $15.00 per share ($13.19 per share net of offering costs).
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123 (revised 2004), net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	Concurrent with the sale of common stock in June 2004, 600 convertible preferred shares were converted into 125,000 units (see Note 4).
(4)	The Company completed the initial public offering of its common stock in June 2005, therefore, no market value data is presented as of June 30, 2004.
(5)	The total return for the period ended June 30, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005; prior to that date shares were issued in private placements.
(6)	The total return for the period ended June 30, 2004 reflects the change in net asset value from the common share purchase price of $15.00 on June 29, 2004. Company shares were issued in a private placement in 2004 and were not publicly traded (see Note 4).
(7)	Not annualized.
(8)	Total market value is the return to an investor who participated in the initial public offering on June 11, 2005 and purchased shares at $13.00 per share.

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004, when it sold 600 shares of convertible preferred stock to investors.

On June 11, 2005, the Company raised approximately $71 million, net of issuance costs, from an initial public offering (“IPO”) of 6,000,000 shares of its common stock. The Company is a non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston and Chicago areas.

In January 2005, the Company formed Hercules Technology II, L.P. and Hercules Technology SBIC Management, LLC. On May 3, 2005, the Company filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on June 24, 2005, the Company received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, the Company was eligible to make pre-approved investments through its wholly owned subsidiary Hercules Technology II, L.P. If the Company’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments. Hercules Technology II, L.P. and Hercules Technology SBIC Management, LLC are wholly-owned subsidiaries of the Company that had not commenced operations or incurred significant expenses as of June 30, 2005, other than certain start-up expenses paid by the Company.

The consolidated financial statements include the accounts of Hercules and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2004 included in the Company’s Form N-2/A, filed with the Securities and Exchange Commission on June 11, 2005.

Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Investments

The Company invests primarily in structured mezzanine debt investments (“Debt”) and equity growth capital (“Equity”) of privately-held technology-related companies backed by leading venture capital and private equity firms and certain publicly-traded companies, in each case at all stages of development. The Company carries its investments at fair value, as determined in good faith by the Board of Directors. An unrealized loss is recorded when the Debt or Equity has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation. Conversely, an unrealized gain is recorded when the Debt or Equity has appreciated in value.

In most Debt arrangements, the Company also receives warrants from the borrower. The Company determines the cost basis of the warrants received based upon their respective fair values on the date of receipt in proportion to the total fair value of the Debt and warrants received. Warrants and Equity are valued at fair value as determined by the Board of Directors, with unrealized gains and losses included in operations. In valuing warrants and Equity, the Board of Directors determines the fair value based upon the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, using a Black-Scholes pricing model, and other factors. The value of the warrants is deducted from the principal amount of the loan and the difference between the cost basis and the original principal amounts of the loan is accreted into interest income over the life of the loan.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There is no single standard for estimating fair value. As a result, estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors estimates fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Due to the uncertainty inherent in the valuation process, the Board of Directors’ estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. At June 30, 2005, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of June 30, 2005 and December 31, 2004 at fair value is shown in the following table:

	June 30, 2005	December 31, 2004
Fair Value
Senior debt with warrants	94.26%	76.05%
Subordinated debt	4.59%	23.95%
Preferred stock	1.15%	—

Total	100.00%	100.00%

The Company uses the Global Industry Classification Standards for classifying the industry groupings of its portfolio companies. The following table shows the portfolio composition by industry at fair value:

	June 30, 2005	December 31, 2004
Fair Value
Biopharmaceuticals	31.12%	—
Software	26.87%	71.86%
Consumer & business services	14.14%	—%
Communications & networking	10.11%	17.96%
Medical devices	9.17%	—
Internet consumer & business services	8.55%	10.18%
Electronics & computer hardware	0.04%	—

Total	100.00%	100.00%

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three- and six- month periods ended June 30, 2005, the Company purchased investments, excluding cash equivalents, totaling $53,330,000 and $70,330,000 respectively.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into interest income as adjustments to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan.

3. Credit Facility

On April 12, 2005, the Company entered into a bridge loan credit facility (the “Bridge Loan Credit Facility” or the “Loan”) with Alcmene Funding, L.L.C. (“Alcmene”), a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Loan is a $25 million senior secured term loan, which allows for up to an additional $25 million of discretionary supplemental senior secured loans. The Loan is secured by a first lien on all of the Company’s assets, and matures on October 12, 2005, subject to a one- time six month extension at the Company’s election. If the Company elects to extend the maturity date, it will pay an extension fee of 1% of the then-outstanding principal amount of the Loan. The Loan may be prepaid at any time by the Company without penalty. The Loan contains a mandatory pay-down provision requiring the Company to turn over to Alcmene all principal payments received by the Company from portfolio companies if at such time the Company has less than $5 million in cash or cash equivalents on hand. At June 30, 2005, there was $25 million outstanding under the Loan.

The interest rate on borrowings under the Loan was set at 8% per annum for the initial six-month period, and if the Company extends the term beyond six months, the rate adjusts to 11.5% per annum during the six month extension period. The Company paid an upfront fee of $500,000 at the time of close and is obligated to pay a maturity fee equal to $500,000 upon repayment of the loan. The loan fees are being amortized over the six-month loan period. (See Note 9).

4. Shareholders’ Equity

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

On February 2, 2004, the Company sold 600 shares of convertible preferred stock for gross proceeds of $2,750,000 ($2,575,000 net of the placement fee of $175,000) to officers of the Company and JMP Group LLC (“JMPG”), an affiliate of the placement agent.

In June 2004, the Company sold in a private placement 904,635 units for $26,614,080 ($23,864,955 net of placement fees and offering costs of $2,749,125), and all the convertible preferred stock was converted into 125,000 units on a 208.3333-for-1 basis. Each unit consisted of two shares of common stock, which were accompanied by a warrant to purchase one share of common stock within one year (the “1 Year Warrant”), and a warrant to purchase one share of common stock within five years (the “5 Year Warrant”). Each warrant had an exercise price of $15.00 per share through January 13, 2005. As of December 31, 2004, there were no authorized shares of preferred stock.

In conjunction with the Company’s decision to elect to be regulated as a BDC, approximately 55% of the 5 Year Warrants were subject to mandatory cancellation under the terms of the Warrant Agreement with the warrant holder receiving one share of common stock for every two warrants cancelled and the exercise price of all warrants was adjusted to the then current net asset value of the common stock, subject to certain adjustments described in the Warrant Agreement. In addition, the 1 Year Warrants became subject to expiration immediately prior to the Company’s election to become a BDC, unless exercised. On January 14, 2005, the Company notified all shareholders of its intent to elect to be regulated as a BDC and reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57 and on February 22 the Company cancelled 47% of all outstanding 5 Year Warrants and issued 298,598 shares of common stock to holders of warrants upon exercise.

On January 26, 2005, the CEO, the President, and four employees purchased 40,000, 13,500, and 8,567 units for $1,200,000, $405,000 and $257,010, respectively. On January 26, 2005, JMPG also purchased 72,000 units for $2,008,800, which number is net of a placement fee of $151,200, which was paid to an affiliate of JPMG.

On February 22, 2005, the majority of shareholders owning 1 Year Warrants exercised them, and purchased 1,175,963 of common shares at $10.57 per share, for total consideration to the Company of $12,429,920.

On June 11, 2005, the Company raised approximately $71 million, net of offering costs, from an IPO of 6,000,000 shares of its common stock.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity in the 1 Year and 5 Year Warrants initially attached to units issued for the six months ended June 30, 2005 is as follows:

	One-Year Warrants	Five-Year Warrants
Warrants outstanding at December 31, 2004	1,029,635	1,029,635
Warrants issued in January 2005	134,067	134,067
Warrants cancelled in January 2005	(83,334)	(547,030)
Warrants exercised in February 2005	(1,080,368)	—

Warrants outstanding at June 30, 2005	—	616,672

A summary of common stock options and warrant activity under the Company’s equity incentive plan for the six months ended June 30, 2005, is as follows:

	Common Stock Options	One-Year Warrants	Five- Year Warrants
Outstanding at December 31, 2004	273,436	106,718	106,718
Granted	1,190,000	—	—
Exercised	—	(95,595)	—
Cancelled	(60,000)	(11,123)	(50,167)

Outstanding at June 30, 2005	1,403,436	—	56,551

At June 30, 2004, there were options outstanding to acquire 257,436 shares of common stock.

5. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	5,121,000	183,000	4,006,000	97,000
Dilutive effect of warrants	121,000	—	113,000	—
Dilutive effect of convertible preferred stock	—	228,000	—	250,000

Weighted average common shares outstanding, assuming dilution	5,242,000	411,000	4,119,000	347,000

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of warrants. The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options for approximately 1,403,436 and 257,436 shares of common stock have been excluded for the three and six months ended June 30, 2005 and 2004, respectively.

6. Related-Party Transactions

In January 2005, the CEO, the President, JPMG and four employees purchased 40,000, 13,500, 72,000 and 8,567 units for $1,200,000, $405,000, $2,008,800 and $257,010, respectively. On January 26, 2005, JPMG also purchased 72,000 units for $2,008,800, which is net of an underwriting discount of $151,200. Each unit consisted of two shares of our common stock, a 1 Year Warrant and a 5 Year Warrant.

The Henriquez Family Trust (the “Trust”) and Glen C. Howard, President of the Company (the “President”) were each issued 100 shares of Series A-2 convertible preferred stock (“Series A-2”) for a total of $250,000 in February 2004. The Trust is affiliated with Manuel A. Henriquez, Chairman of the Board of Directors and Chief Executive Officer of the Company (the “CEO”).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JMPG, formerly known as Jolson Merchant Partners Group, LLC, purchased 400 shares of Series A-1 convertible preferred stock (“Series A-1”) in February 2004 for $2,500,000, and, in connection therewith, the Company paid a placement fee of $175,000 to JMP Securities LLC (“JMP”), the placement agent for such offering and a wholly-owned subsidiary of JMPG. The CEO owns approximately 0.1% of the fully diluted equity of JMPG.

The Series A-1 and Series A-2 shares described above were sold at a price of $6,250 and $1,250 per share, respectively, to reflect the fact that Series A-1 shares have separate preferential voting rights, and a preference on any distribution of assets over Series A-2.

7. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s investee companies. The balance of unused commitments to extend credit at December 31, 2004 and June 30, 2005 totaled approximately $5,000,000 and $36,000,000, respectively. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

8. Indemnification

The Company and its executives are covered by $10,000,000 of Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law.

9. Subsequent Events

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2007. The Citigroup Facility will be collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.25%. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms.

On August 1, 2005, the Company amended its Bridge Loan Credit Facility with Alcmene Funding, LLC. The amendment agreement extended the term of the Bridge Loan Credit Facility to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants.

In connection with its IPO, the Company granted the underwriters a 45-day option to purchase up to an additional 900,000 shares of its common stock to cover over-allotments, if any, at the public offering price of $13.00 per share. The underwriters did not exercise the over allotment option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in both this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following Item 3 “Quantitative and Qualitative Disclosure about Market Risk” include “forward-looking statements” within the meaning of Section 21(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. Such forward-looking statements are subject to the safe harbor created by that section. Such statements may include, but are not limited to: projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs, or plans of Hercules, as well as assumptions relating to the foregoing. The terms “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negatives of these terms, or other similar expressions generally identify forward-looking statements.

The forward-looking statements made in these Items 2 and 3 speak only to events as of the date on which the statements are made. You should not place undue reliance on such forward-looking statements, as substantial risks and uncertainties could cause actual results to differ materially from those projected in or implied by these forward-looking statements due to a number of risks and uncertainties affecting its business. Factors that could cause our actual results to differ materially from those projected or implied in the forward-looking statements include, among others, those factors discussed under the caption “Risk Factors Relating to Hercules’ Business.” The forward-looking statements contained in this release are made as of the date hereof, and Hercules assumes no obligation to update the forward-looking statements for subsequent events.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. We primarily finance privately-held companies backed by leading venture capital and private equity firms and may also finance certain publicly-traded companies.

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

Since our incorporation, we have been taxed as a corporation under Subchapter C of the Code. On or prior to January 1, 2006, we intend to elect to be treated as a Registered Investment Company (“RIC”) under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.

Portfolio and Investment Activity

We commenced investment operations in September 2004 and through June 30, 2005 we have entered into binding agreements to invest approximately $122.2 million in structured mezzanine debt. As of June 30, 2005, our investment portfolio included structured mezzanine debt investments in 19 portfolio companies representing approximately $86.0 million of invested capital, additional unfunded contractual commitments of $36.2 million to these portfolio companies, and $1.0 million invested in preferred stock of one portfolio company.

At June 30, 2005, the weighted average yield to maturity of our loan obligations was approximately 12.87%. Yields to maturity are computed using interest rates as of June 30, 2005 and include amortization of loan facility fees, original issue discount, commitment fees and market premium or discount over the expected life of the debt investment, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

We generate revenue in the form of interest income on debt securities and capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. In addition, we generate revenue in the form of commitment and facility fees and, to a lesser extent, due diligence fees. Such fees will be generated in connection with our investments and recognized as earned, or, in some cases, recognized over the life of the loan. Our investments will generally range from $1.0 million to $20.0 million, with an average initial principal balance of between $2.0 million and $7.0 million. Our debt investments will have a term of between two and seven years and will typically bear interest at a rate ranging from 8.0% to 14.0%. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end of term payments, exit fees, balloon payment fees, or prepayment fees, which may be required to be included in income prior to receipt. In some cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth and expansion-stage companies. In addition, certain loans may include an interest-only period ranging from three to six months. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Results of Operations

We commenced operations on February 2, 2004, but did not commence investment operations until September 2004. As a result, there is no period with which to compare our results of operations for the three- and six-month periods ended June 30, 2005.

We completed our initial public offering of common stock on June 11, 2005. In connection with the offering, we issued 6,000,000 shares of common stock at a price to the public of $13.00 per share, generating net proceeds of approximately $71 million.

For the three and six-month periods ended June 30, 2005

Interest income totaled approximately $1.7 million and $2.4 million for the three and six-month periods ended June 30, 2005, respectively. Income from commitment and facility fees totaled approximately $193,000 and $271,000 for the three and six-month periods ended June 30, 2005, respectively. We expect to generate additional interest income and loan commitment fees as we continue to invest the net proceeds from the Bridge Loan Credit Facility, the Citigroup Facility and our IPO in technology-related companies.

Operating expenses totaled approximately $2.2 million and $3.0 million during the three and six-month periods ended June 30, 2005, respectively. The operating expenses for the three months ended June 30, 2005 consisted of interest and loan fees on the Bridge Loan Credit Facility of approximately $878,000, employee compensation of $870,000, general administrative expenses of $438,000 and $56,000 of stock-based compensation. For the six months ended June 30, 2005, operating expenses consisted of interest and loan fees on the Bridge Loan Credit Facility of approximately $878,000, employee compensation of $1.4 million, general administrative expenses of $637,000 and $80,000 of stock-based compensation. We anticipate that operating expenses will increase in the near term as we continue to increase headcount to support our growth and incur additional expenses related to being a public company.

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by our board of directors. For the three and six-month periods ended June 30, 2005 we recognized approximately $1,081,000 of gross unrealized appreciation on ten of our portfolio investment companies and approximately $38,000 of gross unrealized depreciation on nine of our portfolio investment companies.

For the three and six-month periods ended June 30, 2005, the increase in net assets resulting from operations was approximately $710,000 and $742,000, respectively.

Financial Condition, Liquidity, and Capital Resources

We were initially capitalized with approximately $2.6 million in proceeds from the sale of preferred stock in February 2004. In June 2004, we completed an additional private placement offering of 904,635 units at a price of approximately $30.00 per unit. Each unit consisted of two shares of our common stock and two warrants to purchase one share of our common stock at a price of $15.00 per share. All of our then outstanding preferred stock was exchanged for units concurrent with the closing of our private offering in June 2004. We received approximately $23.9 million in total net proceeds from the June 2004 offering, net of placement fees and other offering-related costs. In February 2005, 1 Year Warrants to purchase 1,175,963 shares of our common stock were exercised, generating proceeds to the Company of approximately $12.4 million.

In June 2005, we completed our IPO of 6,000,000 shares of common stock at a price of $13.00 per share, resulting in net proceeds to the Company of approximately $71 million after deducting offering costs. In connection with our IPO, we granted the underwriters a 45-day option to purchase up to an additional 900,000 shares of our common stock to cover over-allotments, if any, at the public offering price of $13.00 per share. The underwriters did not exercise the over-allotment option.

As of June 30, 2005, we had approximately $52.7 million in cash and cash equivalents. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies, and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used the proceeds of our IPO, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities, and/or future borrowings, to the extent permitted by the 1940 Act.

We expect in the normal course of business to have unfunded commitments to extend credit. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. During the quarter ended June 30, 2005, we funded $53.3 million of commitments. As of June 30, 2005, we had unfunded commitments of approximately $36.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold.

As defined under the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of June 30, 2005 was greater than 550%.

Borrowings

In April 2005, we entered into a bridge loan credit facility with Alcmene providing for $25 million of available borrowings, all of which were drawn down on April 12, 2005. The bridge loan credit facility allows for up to an additional $25 million of discretionary supplemental senior secured loans. .See “Obligations and Indebtedness.” All amounts outstanding under this credit facility will become due and payable on October 12, 2005, unless we exercise our right to extend the maturity date to April 12, 2006.

On August 1, 2005, the Company amended its Bridge Loan Credit Facility with Alcmene Funding, LLC. The amendment agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants.

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2007. The Citigroup Facility will be collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.25%. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms.

In addition, we expect to pursue additional debt financing from the SBA under its SBIC program. We may also seek to enter into an additional securitization facility.

There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us, or at all. If we are unable to obtain debt capital, then positive investment returns for our equity investors, if any, will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will at some time in the future obtain additional securitized credit facilities. The lender or lenders under such a facility will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business. See “Obligations and Indebtedness.”

Dividends

To date, we have not paid any dividends. We intend to elect to be taxed as a RIC under Subchapter M of the Code on or prior to January 1, 2006. We intend to distribute quarterly dividends to our stockholders following our election to be treated as a RIC.

As long as we qualify as a RIC, we will not be taxed on our “investment company taxable income” or realized net capital gains, to the extent that such taxable income and gains are distributed to stockholders on a timely basis. We may be required, however, to pay federal income taxes on any unrealized net built-in gains in the assets held by us during the period in which we were not (or in which we failed to qualify as) a RIC that are recognized within the next 10 years, unless we make a special election to pay corporate-level tax on such built-in gains at the time of our RIC election or an exception applies. See “Certain U.S. Federal Income Tax Consequences—Conversion to Regulated Investment Company Status.” Annual tax distributions generally will differ from net income for the fiscal year due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income. In order to qualify as a RIC under Subchapter M of the Code, and to avoid corporate-level tax on our income, we must, in general, for each taxable year: (1) have in effect at all times during the taxable year an election to be treated as a BDC, (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income, (3) meet asset diversification requirements as defined in the Code, and (4) distribute to stockholders at least 90% of our investment company taxable income as defined in the Code. In addition, prior to the end of our first tax year as a RIC, we must distribute to our stockholders all earnings and profits from periods prior to our qualification as a RIC. We intend to take all steps necessary to qualify for the federal tax benefits allowable to RICs, including distributing annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. Unless a stockholder elects otherwise, these distributions will be reinvested in additional shares of our common stock through our dividend reinvestment plan. While we are a RIC, we generally intend to retain any realized net long-term capital gains in excess of realized net short-term capital losses and to elect to treat such net capital gains as deemed distributions to our stockholders. We may, in the future, make actual distributions to our stockholders of some or all of such net long-term capital gains. There can be no assurance that we will qualify for treatment as a RIC in any future years.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to (i) the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and (ii) provisions in our future credit facilities, if any. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the federal income tax benefits allowable to a RIC. We cannot assure stockholders that they will receive any distributions or distributions at any particular level.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Valuation of Portfolio Investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

As a BDC, we invest primarily in illiquid securities, including debt and equity-related securities of private companies. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

At June 30, 2005, approximately 77% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by our board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board of directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value.

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment, and our minority, non-control position. When a qualifying external event such as a significant purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation.

Interest Income. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Loan facility fees, original issue discount, commitment fees, and market premium or discount are deferred and amortized into interest income as adjustments to the related loan’s yield over the contractual life of the loan. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible.

Fee Income. Fee income includes fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. These fees are generally recognized as income when the services are rendered.

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options to employees and consultants under our 2004 Equity Incentive Plan. We follow Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“FAS 123”), to account for stock options granted. Under FAS 123, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2005, 17 loans in our portfolio were at fixed rates and two loans were at variable rates. Over time some of our investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.

Obligations and Indebtedness

On April 12, 2005, we entered into a Bridge Loan Credit Facility to provide us with additional capital to invest prior to the completion of our IPO. In addition, on August 1, 2005, we completed the Citigroup Facility, a securitized credit facility. We expect to pursue additional debt financing from the SBA under its SBIC program. We may seek to enter into additional securitization facilities. These various types of facilities are described below.

There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us, or at all. If we are unable to obtain debt capital, then positive investment returns for our equity investors, if any, will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will at some time in the future obtain additional securitized credit facilities. The lender or lenders under such a facility will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business.

Bridge Financing

On April 12, 2005, we entered into a Bridge Loan Credit Facility with Alcmene Funding, L.L.C., a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C. The Bridge Loan Credit Facility consists of a $25 million senior secured first lien term loan, plus up to an additional $25 million of discretionary supplemental senior secured first lien term loans. The supplemental loans, if any, will be made on terms to be agreed upon between us and Alcmene. The bridge loan credit facility matures on October 12, 2005, subject to one six-month extension at our election. If we elect to extend the maturity date, we will pay an extension fee of 1% of the principal amount of the outstanding loan. The Bridge Loan Credit Facility is prepayable by us at any time without premium or penalty. The entire principal amount of the Loan is due at maturity. Borrowings under the Bridge Loan Credit Facility bear interest at 8.0% per annum through the initial maturity date, and, if we elect to extend the maturity date of the Bridge Loan Credit Facility beyond the initial six-month term, borrowings will bear interest at 11.5% per annum during any such extension period. In addition, we paid an upfront fee of $500,000 at the time of our initial draw down under the facility and will be obligated to pay a maturity fee of $500,000 upon repayment of the bridge loan credit facility, whether upon maturity or upon earlier repayment. The Bridge Loan Credit Facility contains a mandatory prepayment provision requiring that we turn over to Alcmene all principal payments that we receive from our loans to portfolio companies if at such time we have less than $5 million in cash or cash equivalents on hand. The Bridge Loan Credit Facility is secured by a first priority lien on substantially all of our assets. Interest on our bridge loan credit facility is payable in arrears monthly, on the maturity date and on any prepayment date. As of June 30, 2005 we had approximately $25.0 million outstanding under the bridge loan credit facility. In addition, at June 30, 2005, we had approximately $283,000 of prepaid interest related to the upfront draw down fee and accrued $217,000 of interest related to the maturity fee.

On August 1, 2005, the Company amended the Bridge Loan Credit Facility. The amendment agreement extended the term of the Bridge Loan Credit Facility to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants.

Our Bridge Loan Credit Facility requires us to meet financial tests with respect to a minimum fixed charge coverage ratio, a minimum senior secured debt coverage ratio, minimum net assets and minimum net assets per share as well as concentration and default limits with respect to portfolio company loans. In addition, our Bridge Loan Credit Facility contains negative covenants limiting, among other things, additional liens and indebtedness, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, loans and advances (other than to our portfolio companies), and other matters customarily restricted in such agreements. Our Bridge Loan Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any security document supporting the Bridge Loan Credit Facility to be in full force and effect, and a change of control of our business. At June 30, 2005 we were in compliance with the covenants of the Bridge Loan Credit Facility.

Securitized Credit Facility

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on August July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January. The Citigroup Facility will be collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.25%. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms.

SBIC Financing

We are pursuing, through our wholly-owned subsidiary, additional debt financing from the SBA under its SBIC program. If we are able to obtain financing under such program, we will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. The SBIC regulations currently limit the amount that is available to borrow by any SBIC to $119 million. There is no assurance that we will draw up to the maximum limit available under the SBIC program.

On June 24, 2005, we received a letter of acknowledgement of receipt of our application to the SBA. Upon receipt of this letter from the SBA, we were eligible to make pre-approved investments through our wholly owned subsidiary Hercules Technology II, L.P. If our application to the SBIC program is ultimately approved by the SBA, then we will be able to borrow funds from the SBA against eligible pre-approved investments. Hercules Technology II, L.P and Hercules Technology SBIC Management LLC are wholly owned subsidiaries of the Company that had not commenced operations or incurred significant expenses as of June 30, 2005, other than start-up expenses paid by the Company.

Securitization

We plan to aggregate pools of funded loans using our warehouse facility or other conduits that we may seek until a sufficiently large pool of funded loans is created which can then be securitized. We expect that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that we will be able to complete this securitization strategy, or that it will be successful.

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive and chief legal officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 of the Exchange Act. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief legal officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and chief legal officers, as appropriate to allow timely decisions regarding required disclosure.

We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis, to improve the controls and procedures over time, and to correct any deficiencies that we may discover in the future. Our goal is to ensure that senior management has timely access to all material financial and non-financial information concerning our business. While we believe that the present design of our disclosure controls and procedures is effective to achieve this goal, future events affecting our business may cause us to modify disclosure controls and procedures.

RISK FACTORS THAT MAY AFFECT HERCULES’ RESULTS

Although we have made our best efforts to ensure the accuracy of all forward-looking statements contained in this report, our business involves a high degree of risk. You should be aware of various risks, including, but not limited to, the risks set forth below. If any of the following risks occur, our business, financial condition, and results of operations could be materially adversely affected. In such a case, our net asset value and the trading price of our common stock could decline, we might be unable to proceed as intended, and you could lose all or part of your investment.

We have a limited operating history as a BDC and have not operated as a RIC, which may affect our ability to manage our business and may impair your ability to assess our prospects.

We were incorporated in December 2003 and commenced investment operations in September 2004. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or warrants could decline substantially. We have limited operating history as a BDC and have not operated as a RIC. As a result, we have few operating results under these regulatory frameworks that can demonstrate either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a BDC or a RIC, our operating flexibility would be significantly reduced.

We are dependent upon key management personnel for our future success, particularly Manuel A. Henriquez, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

We depend upon the members of our senior management, particularly Mr. Henriquez, as well as other key personnel for the identification, final selection, structuring, closing, and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of Mr. Henriquez, or of any other senior management members, we may not be able to operate business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract, and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting, and retaining such personnel, we may not be able to operate our business as we expect.

On July 5, 2005, Hercules announced that its Chief Financial Officer, Dennis Wolf, was leaving the company to pursue other interests. The Company is currently searching for a new chief financial officer.

Our business model depends to a significant extent upon strong referral relationships with venture capital and private equity fund sponsors, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with venture capital and private equity firms, and we will rely to a significant extent upon these relationships to provide is with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.

We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.

A large number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with a large number of venture capital and private equity firms, as well as with other investment funds, investment banks, and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. This may enable some competitors to make commercial loans with interest rates that are comparable to or lower than the rates that we typically offer. We may lose prospective portfolio companies if we do not match competitors’ pricing, terms, and structure. If we do match competitors’ pricing, terms, or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships, and build their market shares. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or that the Internal Revenue Code, or the Code, imposes on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify, or that we will be able to fully invest our available capital.

Because we intend to distribute substantially all of our income to our stockholders upon our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC, to avoid payment of excise taxes, and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain net long-term capital gains recognized after we become a RIC, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

If we incur debt, it could increase the risk of investing in our company.

As of the date of this filing, we have outstanding indebtedness of $25 million pursuant to our bridge loan from Farallon. We expect, in the future, to borrow from and issue senior debt securities to banks, insurance companies, and other lenders, including pursuant to a warehouse facility. In addition, we expect to pursue financing from the SBA under its SBIC program.

Lenders will have fixed dollar claims on our assets that are superior to the claims our stockholders, and we may grant a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed return on our portfolio (net of expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (1)	-25%	-15%	-5%	5%	15%

(1)	Assumes $200 million in total assets, $100 million in debt outstanding, $100 million in stockholders’ equity, and an average cost of funds of 5.0%, which we assume to be the cost of funds of the warehouse facility we expect to enter into shortly. Actual interest payments may be different.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

Our investments are expected to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our board of directors, based on the recommendations of our board of directors’ valuation committee. The valuation committee utilizes its best judgment in arriving at the fair value of these securities. However, the board of directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Regulations governing our operations as a BDC affect our ability to and the manner in which we raise additional capital, which may expose us to risks.

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, the issuance of additional shares of our common stock, or from securitization transactions. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness, or preferred stock, and we may borrow money from banks or other financial institutions (collectively “senior securities”) up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from stockholders and independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time would decrease and you might experience dilution. In addition to issuing securities to raise capital as described above, we anticipate that, in the future, we may securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy.

Our ability to invest in certain private and public companies may be limited in certain circumstances.

As a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We expect that substantially all of our assets will be “qualifying assets,” although we may decide to make other investments that are not “qualifying assets” to the extent permitted by the 1940 Act.

Currently, if we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time that we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of BDCs. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing their impact, to the extent that such proposed rules are subsequently approved by the SEC, on our investment activities.

Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and we may be required to adjust our investment focus to comply with any future administrative position or action taken by the SEC.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax regulations, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such payment-in-kind interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash. Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because these warrants would not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources to satisfy such distribution requirements. If we are unable to obtain cash from other sources to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our income. Other features of the debt instruments that we hold may also cause such instruments to generate original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for the federal income tax benefits allowable to a RIC. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital, or reduce new investment originations to meet these distribution requirements.

If we are unable to manage our future growth effectively, we may be unable to achieve our investment objective, which could adversely affect our financial condition and results of operations and cause the value of your investment to decline.

Our ability to achieve our investment objective will depend on our ability to sustain growth. Sustaining growth will depend, in turn, on our senior management team’s ability to identify, evaluate, finance, and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, management of the investment process, ability to provide efficient services, and access to financing sources on acceptable terms. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and, if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Fluctuations in interest rates may adversely affect our profitability.

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. Typically, we anticipate that our interest-earning investments will accrue and pay interest at fixed rates, and that our interest-bearing liabilities will accrue interest at variable rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities.

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that most of our initial investments in debt securities will be at fixed rates. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio, because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. We may, but will not be required to, hedge against the risk of adverse movement in interest rates in our short-term and long-term borrowings relative to our portfolio of assets. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to borrow money in order to leverage our equity capital, then our ability to make new investments and to execute our business plan will be impaired.

As of June 30, 2005, we had borrowed $25 million pursuant to a Bridge Loan Credit Facility with Farallon. On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup. We expect to incur additional indebtedness if our subsidiary obtains a SBIC license from the SBA. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then positive investment returns for our equity investors, if any, will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful.

It is likely that the terms of any long-term or revolving credit or warehouse facility that we may enter into in the future could constrain our ability to grow our business.

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup. We expect to enter into additional revolving credit or warehouse facilities in the future. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will, at some time in the future obtain a long-term or revolving credit facility or a warehouse facility. The lender or lenders under such a facility will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

If we are unable to satisfy Internal Revenue Code requirements for qualification as a RIC, then we will be subject to corporate-level income tax, which would adversely affect our results of operations and financial condition.

After we elect, and if we qualify, to be treated as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our stockholders as dividends. In addition, as a RIC, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we were not (or in which we failed to qualify as) a RIC that are recognized within the next 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our RIC election or an exception applies. We will not qualify for this pass-through tax treatment if we are unable to comply with the source of income, diversification, or distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

Changes in laws or regulations governing our business could negatively affect the profitability of our operations.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern BDCs, SBICs, RICs, or non-depository commercial lenders could significantly affect our operations and cost of doing business. We are subject to federal, state, and local laws and regulations, and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations, or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations, and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations, or financial condition.

Our internal controls over financial reporting may not be adequate, and our independent auditors may not be able to certify as to the controls’ adequacy, which could have a significant and adverse effect on our business and reputation.

We are evaluating our internal controls over financial reporting. We have been notified by Ernst & Young LLP, our independent auditors, that Ernst & Young LLP has identified certain material weaknesses in our financial reporting processes and procedures related to sufficient staffing levels. We have added a Corporate Controller to our accounting staff and will be adding additional accounting personnel by year end to support the accounting and reporting needs of the Company. In addition, we have begun to incur designing enhanced processes and controls to address these and any other issues that might be identified. As a result, we have begun and expect to further incur additional expenses, and this process has and will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions, or as to the impact of the same on our operations. We may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. In addition, we are required to report on our internal controls over financial reporting pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and to rules and regulations of the SEC thereunder. As a reporting company, we are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. There can be no assurance that we will successfully identify and resolve all issues required to be disclosed or that future quarterly reviews will not identify additional material weaknesses.

We have not yet identified all of the portfolio companies in which we will invest.

Our investments are selected by our management team, subject to the approval of our investment committee, and stockholders do not have input into investment decisions. Both of these factors increase the uncertainty, and thus the risk, of investing in our shares.

Our investments are concentrated in a limited number of technology-related companies, which subjects us to the risk of significant loss if any of these companies default on their obligations under any of their debt securities that we hold, or if any of the technology-related industry sectors experience a downturn.

We have invested and intend to continue investing in a limited number of technology-related companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company, and our investments could be concentrated in relatively few issuers. In addition, we have invested and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies. As a result, a downturn in technology-related industry sectors could materially adversely affect us.

Our investments may be concentrated in emerging-growth or expansion-stage portfolio companies, which companies may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist primarily of investments in emerging-growth and expansion-stage privately-owned businesses, which may have relatively limited operating histories. Compared to larger established or publicly-owned firms, these companies may be particularly vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position, and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical, and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies.

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, and periodic downturns, and you could lose all or part of your investment.

We have invested and will continue investing primarily in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition. Beginning in mid-2000, there was substantial excess production capacity and a significant slowdown in many technology-related industries. This overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology-related companies. While such valuations have recovered to some extent, such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology-related companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology-related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition, and results of operations.

We have invested and may continue investing in technology-related companies that do not have venture capital or private equity firms as equity investors, and these companies may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of your investment.

Our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other cash requirements, and, in most instances, to service the interest and principal payments on our investment. Portfolio companies that do not have venture capital or private equity investors may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have venture capital or private equity investors may be less financially sophisticated and may not have access to independent members to serve on their boards, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are sponsored by venture capital or private equity firms.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans, and harm our operating results, which might have an adverse effect on our results of operations.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income, and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could harm our financial condition and operating results.

The inability of our portfolio companies to commercialize their technologies or create or develop commercially viable products or businesses would have a negative impact on our investment returns.

The possibility that our portfolio companies will not be able to commercialize their technology, products, or business concepts presents significant risks to the value of our investment. Additionally, although some of our portfolio companies may already have a commercially successful product or product line when we invest, technology-related products and services often have a more limited market- or life-span than have products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. Their inability to do so could affect our investment return. In addition, the intellectual property held by our portfolio companies often represents a substantial portion of the collateral, if any, securing our investments. We cannot assure you that any of our portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel, and a greater vulnerability to economic downturns.

We invest primarily in privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have less diverse product lines and a smaller market presence than do larger competitors. Privately-held companies are, thus, generally more vulnerable to economic downturns and may experience more substantial variations in operating results than do larger competitors. These factors could affect our investment returns.

In addition, our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development, and high turnover of personnel is common in technology-related companies. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively impact our investment returns.

If our portfolio companies are unable to protect their intellectual property rights, then our business and prospects could be harmed., If portfolio companies are required to devote significant resources to protecting their intellectual property rights, then the value of our investment could be reduced.

Our future success and competitive position depend in part upon the ability of our portfolio companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral, if any, securing our investment. The portfolio companies will rely, in part, on patent, trade secret, and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights, or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that portfolio company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party, and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

Some of our portfolio companies may need additional capital, which may not be readily available.

Our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other requirements, and in most instances to service the interest and principal payments on our investment. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets, or traditional lenders. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

If our investments do not meet our performance expectations, you may not receive distributions.

We intend to make distributions on a quarterly basis to our stockholders following our election to be treated as a RIC under the Code on or prior to January 1, 2006. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.

Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

The lack of liquidity in our’ investments may adversely affect our business, and, if we need to sell any of our investments, we may not be able to do so at a favorable price. As a result, we may suffer losses.

We generally invest in debt securities with terms of up to seven years and hold such investments until maturity, and we do not expect that our related holdings of equity securities will provide us with liquidity opportunities in the near-term. We invest and expect to continue investing in companies whose securities are not publicly traded and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a BDC and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Our investments are usually subject to contractual or legal restrictions on resale, or are otherwise illiquid, because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of the investments at a favorable price, and, as a result, we may suffer losses.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

We believe that our portfolio companies generally will be able to repay our loans from their available capital, from future capital-raising transactions, or from cash flow from operations. However, to attempt to mitigate credit risks, we will typically take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. In many cases, our loans will include a period of interest-only payments. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Additionally, a deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by a deterioration in the value of the collateral for the loan. Moreover, in the case of some of our structured mezzanine debt, we may not have a first lien position on the collateral. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies. In addition, because we invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment, and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory. Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. Such debt instruments, by their terms, may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company might not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on a pari passu basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy. In addition, we would not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree, and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

Our equity investments are highly speculative, and we may not realize gains from these investments. If our equity investments do not generate gains, then the return on our invested capital will be lower than it otherwise would be, which could result in a decline in the value of shares of our common stock.

When we invest in debt securities, we generally expect to acquire warrants or other equity securities as well. Our goal is ultimately to dispose of these equity interests and realize gains upon disposition of such interests. Over time, the gains that we realize on these equity interests may offset, to some extent, losses that we experience on defaults under debt securities that we hold. However, the equity interests that we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses that we experience.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market may be higher or lower than the price that you paid, and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of RICs, BDCs, or other financial services companies;

•	our inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs or BDCs;

•	our not electing or losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;

•	changes in the value of our portfolio of investments;

•	general economic conditions and trends; or

•	departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and could divert management’s attention and resources from our business.

Provisions of the Maryland General Corporation Law, and of our charter and bylaws, could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying, or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the Maryland General Corporation Law to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board, including a majority of our directors who are not interested persons as defined in the 1940 Act. Our board of directors has already adopted a resolution exempting from the Business Combination Act any business combination between us and certain investment funds managed by JMP Asset Management, LLC and certain investment funds managed by Farallon Capital Management, L.L.C., and we have agreed with such investment funds that we will not alter or repeal such board resolution prior to the date that is two years after such investment funds cease to own at least 10% of our outstanding common stock in a manner that would make the Business Combination Act applicable to acquisitions of our stock by such investment funds without the written consent of such investment funds. In addition, our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. We have agreed with certain investment funds managed by JMP Asset Management, LLC and certain investment funds managed by Farallon Capital Management, L.L.C. that we will not repeal or amend such provision of our bylaws in a manner that would make the Control Share Acquisition Act applicable to acquisitions of our stock by such investment funds without the written consent of such investment funds prior to the date that is two years after such investment funds cease to own at least 10% of our outstanding common stock. If the applicable board resolution is repealed following such period of time or if our board does not otherwise approve a business combination, the Business Combination Act and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Under our charter, our board of directors is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us. In addition, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our board of directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third-party bids for ownership of us. These provisions may prevent any premiums being offered to you for shares of our common stock.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Hercules is not currently party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2005, we held our Annual Meeting of Stockholders to (i) elect Joseph W. Chow to serve as a director of the company until the Annual Meeting of Stockholders in 2008 and until his successor is duly elected and qualified, (ii) approve the amendment and restatement of the company’s charter as presented to the stockholders, (iii) ratify the selection of Ernst & Young LLP to serve as the company’s independent public accountants for the fiscal year ending December 31, 2005, (iv) approve the 2005 Amendment and Restatement of the Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (the “Amended and Restated Plan”), and (v) approve the amendment of Section 4(d) of the Amended and Restated Plan to reduce the maximum number of shares of common stock of the Company for which any employee of the company or its affiliates may be granted in any calendar year from 4,000,000 shares to 1,000,000 shares.

Joseph W. Chow was elected to serve as a director of the company until the Annual Meeting of Stockholders in 2008 and until his successor is duly elected and qualified by an affirmative vote 3,761,527. No negative votes were cast and no votes were withheld. Manuel A. Henriquez’s and Allyn C. Woodward, Jr.’s terms as directors continued after the date of the Annual Meeting of Stockholders.

The stockholders voted to approve each of proposals (ii) through (v) by an affirmative vote of 3,761,527. In each case, no negative votes were cast and there were no abstentions.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 10, 2005	/s/ Manuel A. Henriquez
Manuel A. Henriquez Chairman, President, and Chief Executive Officer

Dated: August 10, 2005	/s/ David M. Lund
David M. Lund Vice President of Finance and Senior Corporate Controller (Principal Financial and Accounting Officer)