Form 10-Q
period 2005-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2005-11-09
CIK 1280784

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
Commission File Number: 814-00702

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	743113410
(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)
525 University Ave., Suite 700
Palo Alto, California 94301
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (650) 289-3060

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act) YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
On October 26, 2005, there were 9,801,965 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Statements of Assets and Liabilities as of September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Schedule of Investments as of September 30, 2005 (unaudited)	4

Consolidated Schedule of Investments as of December 31, 2004	8

Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and for the period from February 2, 2004 (commencement of operations) to September 30, 2004 (unaudited)	9

Consolidated Statements of Changes in Net Assets for the nine months ended September 30, 2005 and for the period from February 2, 2004 (commencement of operations) to September 30, 2004 (unaudited)	10

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and for the period from February 2, 2004 (commencement of operations) to September 30, 2004 (unaudited)	11

Consolidated Financial Highlights for the nine months ended September 30, 2005 and for the period from February 2, 2004 (commencement of operations) to September 30, 2004 (unaudited)	12

Notes to Consolidated Financial Statements	13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2005	December 31,
	(unaudited)	2004
Assets

Investments, at value (cost of $128,682,763 and $16,700,000, respectively)	$130,403,245	$16,700,000
Deferred loan origination revenue	(1,847,841)	(285,232)
Cash and cash equivalents	10,641,651	8,678,329
Interest receivable	1,174,993	80,902
Prepaid expenses	1,088,111	20,942
Property and equipment, net	68,978	35,231
Other assets	20,546	2,500

Total assets	141,549,683	25,232,672

Liabilities
Accounts payable	322,276	1,979
Accrued liabilities	1,457,635	152,560
Short-term loan payable	25,000,000	—

Total liabilities	26,799,911	154,539

Net assets	$114,769,772	$25,078,133

Net assets consist of:
Par value	$9,802	$2,059
Paid-in capital in excess of par value	114,497,703	27,117,896
Distributable earnings (accumulated loss)	262,267	(2,041,822)

Total net assets	$114,769,772	$25,078,133

Shares of common stock outstanding ($0.001 par value, 30,000,000 authorized)	9,801,965	2,059,270

Net asset value per share	$11.71	$12.18

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2005
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Labopharm USA, Inc. (9.58%)*	Biopharmaceuticals	Senior Debt
		Matures July 2008 Interest rate 11.95%	$10,000,000	$9,855,912	$9,855,912
		Common Stock Warrants		162,099	1,144,099

Total Labopharm USA, Inc.				10,018,011	11,000,011

Merrimack Pharmaceuticals, Inc. (7.85%)	Biopharmaceuticals	Senior Debt
		Matures October 2008 Interest rate 11.15%	$9,000,000	8,866,745	8,866,745
		Preferred Stock Warrants		155,456	138,771

Total Merrimack Pharmaceuticals, Inc.				9,022,201	9,005,516

Omrix Biopharmaceuticals, Inc. (4.40%)	Biopharmaceuticals	Senior Debt
		Matures April 2008 Interest rate 11.45%	$5,000,000	4,990,840	4,990,840
		Common Stock Warrants		11,370	59,069

Total Omrix Biopharmaceuticals, Inc.				5,002,210	5,049,909

Paratek Pharmaceuticals, Inc. (4.37%)	Biopharmaceuticals	Senior Debt
		Matures July 2008 Interest rate 10.6%	$5,000,000	4,877,870	4,877,870
		Preferred Stock Warrants		137,396	139,473

Total Paratek Pharmaceuticals, Inc.				5,015,266	5,017,343

Predicant Biosciences (0.10%) (4)	Biopharmaceuticals	Senior Debt	$—	—	—
		Preferred Stock Warrants		115,477	115,477

Total Predicant Biosciences				115,477	115,477

Total Biopharmaceuticals (26.30%)				29,173,165	30,188,256

Concuity, Inc. (4.35%)	Software	Senior Debt
		Matures April 2008 Interest rate 9.95%	$5,000,000	4,997,180	4,997,180
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				5,000,680	4,997,180

Gomez, Inc. (2.12%)	Software	Senior Debt
		Matures December 2007 Interest rate 12.25%	$2,425,408	2,400,130	2,400,130
		Preferred Stock Warrants		35,000	33,203

Total Gomez, Inc.				2,435,130	2,433,333
The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2005
(Continued)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)

Inxight Software, Inc. (4.36%)	Software	Senior Debt
		Matures March 2008 Interest rate 10.0%	$5,000,000	$4,951,266	$4,951,266
		Preferred Stock Warrants		55,963	47,218

Total Inxight Software, Inc.				5,007,229	4,998,484

Metreo, Inc. (3.96%)	Software	Senior Debt
		Matures November 2007 Interest rate 10.95%	$4,575,714	4,540,992	4,540,992
		Preferred Stock Warrants		50,000	—

Total Metreo, Inc.				4,590,992	4,540,992

Proficiency, Inc. (3.49%)	Software	Senior Debt
		Matures July 2008 Interest rate 12.00%	$4,000,000	3,909,299	3,909,299
		Preferred Stock Warrants		96,370	92,354

Total Proficiency, Inc.				4,005,669	4,001,653

Sportvision, Inc. (3.32%)	Software	Senior Debt
		Matures July 2008 Interest rate 9.95%	$3,810,764	3,776,889	3,776,889
		Preferred Stock Warrants		39,339	37,913

Total Sportvision, Inc.				3,816,228	3,814,802

Talisma Corp.(3.29%)	Software	Subordinated Debt
		Matures December 2007 Interest rate 11.25%	$3,767,809	3,732,420	3,732,420
		Preferred Stock Warrants		49,000	44,374

Total Talisma Corp.				3,781,420	3,776,794

Total Software (24.89%)				28,637,348	28,563,238

Wageworks, Inc. (10.22%)	Consumer & Business Products	Senior Debt
		Matures December 2008 Interest rate Prime + 4%	$11,702,161	11,480,157	11,480,157
		Preferred Stock Warrants		251,964	245,128

Total Wageworks, Inc.				11,732,121	11,725,285

Total Consumer & Business Products (10.22%)				11,732,121	11,725,285

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2005
(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost (2)	Value(3)
IKANO Communications, Inc. (14.38%)	Communications & Networking	Senior Debt
		Matures November 2008
		Interest rate 9.25%	$16,500,000	$16,461,034	$16,461,034
		Preferred Stock Warrants		45,460	43,219

Total IKANO Communications, Inc.				16,506,494	16,504,253

Interwise, Inc. (2.62%)	Communications & Networking	Senior Debt
		Matures September 2008
		Interest rate 17.50%	$3,000,000	3,000,000	3,000,000

Total Interwise, Inc.				3,000,000	3,000,000

Luminous Networks, Inc. (6.54%)(5)	Communications & Networking	Senior Debt
		Matures September 2008
		Interest rate 11.35%	$7,500,000	7,393,846	7,393,846
		Preferred Stock Warrants		112,398	114,549

Total Luminous Networks, Inc.				7,506,244	7,508,395

Occam Networks, Inc. (2.93%)	Communications & Networking	Senior Debt
		Matures December 2007
		Interest rate 11. 95%	$2,826,543	2,804,155	2,804,155
		Preferred Stock Warrants		14,000	245,406
		Common Stock Warrants		17,000	318,710

Total Occam Networks, Inc.				2,835,155	3,368,271

Total Communications & Networking (26.47%)				29,847,893	30,380,919

Adiana, Inc. (1.75%)	Medical Devices & Equipment	Senior Debt
		Matures July 2008
		Interest rate Prime + 9%	$2,000,000	1,938,377	1,938,377
		Preferred Stock Warrants		67,225	65,151
Adiana, Inc. (0.44%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,505,602	2,503,528

Optiscan Biomedical, Corp. (1.68%)	Medical Devices & Equipment	Senior Convertible Term Loan
		Matures March 2008
		Interest rate 15.00%	$1,924,123	1,845,862	1,845,862
		Preferred Stock Warrants		80,486	79,584
Optiscan Biomedical, Corp. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,926,348	2,925,446

Power Medical Interventions, Inc. (3.48%)	Medical Devices & Equipment	Senior Debt
		Matures June 2008
		Interest rate 10.71%	$4,000,000	3,966,249	3,966,249
		Common Stock Warrants		39,195	37,751

Total Power Medical Interventions, Inc.				4,005,444	4,004,000

Total Medical Devices & Equipment (8.22%)				9,437,394	9,432,973

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2005
(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Affinity Express, Inc. (1.64%)	Internet Consumer &	Senior Debt
	Business Services	Matures November 2007
		Interest rate 13.50%	$1,668,503	$1,641,698	$1,641,698
		Common Stock Warrants		17,000	188,478
		Common Stock Warrants		15,000	56,103
Affinity Express, Inc. (0.22%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,923,698	2,136,279

RazorGator Interactive Group, Inc. (2.65%)	Internet Consumer &	Senior Debt
	Business Services	Matures January 2008
		Interest rate 9.95%	$3,073,486	3,002,383	3,002,383
		Preferred Stock Warrants		9,135	46,233
RazorGator Interactive Group, Inc. (1.25%)		Senior Debt
		Matures January 2008
		Interest rate 9.95%	$1,348,171	1,409,194	1,409,194
		Preferred Stock Warrants		3,915	19,814
RazorGator Interactive Group, Inc. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total RazorGator Interactive Group, Inc.				5,424,627	5,477,624

Total Internet Consumer & Business Services (6.63%)				7,348,325	7,613,902

Sling Media, Inc. (3.49%)	Electronics & Computer Hardware	Senior Debt
		Matures July 2008
		Interest rate 10.6%	$4,000,000	3,962,038	3,962,038
		Preferred Stock Warrants		38,968	38,512

Total Sling Media, Inc.				4,001,006	4,000,550

Total Electronics & Computer Hardware (3.49%)				4,001,006	4,000,550

Ageia Technologies (6.96%)	Semiconductors	Senior Debt
		Matures September 2008
		Interest rate 9.95%	$8,000,000	7,906,321	7,906,321
		Preferred Stock Warrants		99,190	91,799
Ageia Technologies (0.44%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,505,511	8,498,120

Total Semiconductors (7.40%)				8,505,511	8,498,120

Total Investments (113.62%)				$128,682,763	$130,403,245

*	Value as a percent of net assets

(1)	All debt investments are income producing. Preferred stock and all warrants are non-income producing.

(2)	Tax cost at September 30, 2005 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $1,813,695, $93,213 and $1,720,482, respectively.

(3)	All investments are restricted at September 30, 2005 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Investment funded in the principal amount of $5,000,000 in October of 2005.

(5)	The loan was repaid and all warrants issued in connection with the loan were cancelled in October 2005 (see Note 10).
The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2004
(The following investments are all United States enterprises)

Portfolio Company	Industry	Type of Investment(5)	Principal Amount	Cost(3)	Value(4)
Affinity Express, Inc. (1) (6.78%)	Internet Consumer	Senior Debt
	and Business Services	Matures November 2007
		Interest rate 13.50%	$700,000	$683,000	$683,000
		Common Stock Warrants		17,000	17,000

Affinity Express, Inc. (2) (3.99%)	Internet Consumer	Senior Debt
	and Business Services	Matures November 2007
		Interest rate 13.50%	$1,000,000	1,000,000	1,000,000

Total Affinity Express, Inc.				1,700,000	1,700,000

Occam Networks, Inc. (2) (11.96%)	Communications & Networking	Senior Debt
		Matures December 2007
		Interest rate 11.95%	$3,000,000	2,969,000	2,969,000
		Preferred Stock Warrants		14,000	14,000
		Common Stock Warrants		17,000	17,000

Total Occam Networks, Inc.				3,000,000	3,000,000

Gomez, Inc. (2) (11.96%)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$3,000,000	2,965,000	2,965,000
		Preferred Stock Warrants		35,000	35,000

Total Gomez, Inc.				3,000,000	3,000,000

Metreo, Inc. (1) (19.94%)	Software	Senior Debt
		Matures November 2007
		Interest rate 10.95%	$5,000,000	4,950,000	4,950,000
		Preferred Stock Warrants		50,000	50,000

Total Metreo, Inc.				5,000,000	5,000,000

Talisma Corp. (2) (15.96%)	Software	Subordinated Debt
		Matures December 2007
		Interest rate 11.25%	$4,000,000	3,951,000	3,951,000
		Preferred Stock Warrants		49,000	49,000

Total Talisma Corp.				4,000,000	4,000,000

Total investments (66.59%)				$16,700,000	$16,700,000

*	Value as a percent of net assets

(1)	Investment made in November 2004.

(2)	Investment made in December 2004.

(3)	Tax cost at December 31, 2004 equals book cost. The Company has no gross unrealized appreciation or depreciation.

(4)	All investments are restricted at December 31, 2004, and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the issuer are outstanding.

(5)	All debt investments are income producing. All warrants are non-incoming producing.
The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,			Period from
				February 2, 2004
			Nine Months	(commencement of
			Ended	operations) to
			September 30,	September 30,
	2005	2004	2005	2004
Investment income:
Interest	$3,419,119	$49,418	$5,815,004	$54,675
Fees	240,879	—	511,791	—

Total investment income	3,659,998	49,418	6,326,795	54,675

Operating expenses:
Interest	585,773	—	1,030,217	—
Loan fees	253,333	—	686,666	—
Compensation and benefits	987,096	305,417	2,351,924	683,857
General and administrative	827,122	62,142	1,464,024	182,015
Stock-based compensation	115,000	15,000	195,000	665,000
Organization costs	—	—	—	15,000
Depreciation	6,840	2,682	15,357	4,570

Total operating expenses	2,775,164	385,241	5,743,188	1,550,442

Net investment income (loss)	884,834	(335,823)	583,607	(1,495,767)

Net unrealized appreciation on investments	677,090	—	1,720,482	—

Net increase (decrease) in net assets resulting from operations	$1,561,924	$(335,823)	$2,304,089	$(1,495,767)

Net investment income (loss) per common share:
Basic	$0.09	$(0.16)	$0.10	$(1.99)

Diluted	$0.09	$(0.16)	$0.10	$(1.49)

Net operating income (loss) per common share:
Basic	$0.16	$(0.16)	$0.39	$(1.99)

Diluted	$0.16	$(0.16)	$0.38	$(1.49)

Weighted average shares outstanding:
Basic	9,802,000	2,059,000	5,975,000	751,000

Diluted	9,917,000	2,059,000	6,084,000	1,001,000

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

						Net Increase
	Common Stock		Preferred Stock		Paid-In	(decrease) from	Net
	Shares	Par Value	Shares	Par Value	Capital	Operations	Assets
Balance at February 2, 2004 (commencement of operations)	—	$—	—	$—	$—	$—	$—
Issuance of convertible preferred stock, net of placement fees	—	—	600	1	2,574,999	—	2,575,000
Issuance of common stock, net of offering costs	1,809,270	1,809	—	—	23,863,146	—	23,864,955
Conversion of preferred stock to common stock	250,000	250	(600)	(1)	(249)	—	—
Stock-based compensation	—	—	—	—	665,000		665,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(1,495,767)	(1,495,767)

Balance at September 30, 2004	2,059,270	$2,059	—	$—	$27,102,896	$(1,495,767)	$25,609,188

Balance at December 31, 2004	2,059,270	$2,059	—	$—	$27,117,896	$(2,041,822)	$25,078,133
Issuance of common stock, net of offering costs	268,134	268	—	—	3,870,542	—	3,870,810
Issuance of shares in lieu of 5 year warrants	298,598	299	—	—	(299)	—	—
Issuance of shares on exercise of 1 year warrants	1,175,963	1,176	—	—	12,428,744	—	12,429,920
Issuance of common stock in IPO, net of offering costs	6,000,000	6,000	—	—	70,885,820	—	70,891,820
Stock-based compensation	—	—	—	—	195,000	—	195,000
Increase in net assets from operations:
Net investment income.						583,607
Net unrealized appreciation on investments						1,720,482
Net increase in net assets resulting from operations	—	—	—	—	—	2,304,089	2,304,089

Balance at September 30, 2005	9,801,965	$9,802	—	$—	$114,497,703	$262,267	$114,769,772

The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

		Period from
		February 2, 2004
	Nine Months	(commencement of
	Ended	operations) to
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,304,089	$(1,495,767)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(114,580,000)	—
Principal payments received on investments	2,907,656	—
Net unrealized appreciation on investments	(1,720,482)	—
Accretion of loan discounts	(194,942)	—
Accretion of loan exit fees	(209,951)	—
Depreciation	15,357	4,570
Stock-based compensation	195,000	665,000
Amortization of deferred loan origination revenue	(449,141)	—
Interest receivable	(884,140)	—
Prepaid expenses	(1,067,169)	(32,271)
Accounts payable	320,297	648
Accrued liabilities	1,189,598	51,319
Deferred loan origination revenue	2,011,750	—

Net cash used in operating activities	(110,162,078)	(806,501)

Cash flows from investing activities:
Purchases of capital equipment	(49,104)	(35,558)
Other long-term assets	(18,046)	(2,500)

Net cash used in investing activities	(67,150)	(38,058)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	2,575,000
Proceeds from issuance of common stock, net	87,192,550	23,864,955
Proceeds from short-term loan	25,000,000	—

Net cash provided by financing activities	112,192,550	26,439,955

Net increase in cash	1,963,322	25,595,396
Cash and cash equivalents at beginning of period	8,678,329	—

Cash and cash equivalents at end of period	$10,641,651	$25,595,396

Supplemental cash flow information:
Warrant received on commitment funded in October 2005	$115,477	$—
The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED FINANCIAL HIGHLIGHTS
(unaudited)

		Period from
		February 2, 2004
	Nine Months	(commencement of
	Ended	operations) to
	September 30,	September 30,
	2005	2004
Per share data:
Net asset value at beginning of period (1)	$12.18	$13.19
Net investment income (loss)	0.06	(0.73)
Net unrealized appreciation	0.17	—

Total from investment operations	0.23	(0.73)
Dilutive effect of converting 600 preferred shares into 250,000 shares of common stock (3)	—	(0.35)
Antidilutive effect of issuance of common shares in January 2005	0.26	—
Antidilutive effect of issuance of common shares in initial public offering	0.57	—
Dilutive effect of issuance of common shares in lieu of cancellation of five-year warrants	(1.41)	—
Issuance of common shares on exercise of one-year warrants	(0.14)	—
Stock-based compensation expense included in investment loss (2)	0.02	0.33

Net asset value at end of period	$11.71	$12.44

Ratios and supplemental data:
Per share market value at end of period (4)	$12.75	$—
Total return:
Net asset value (5) (6) (7)	8.59%	(20.57)%
Market value (8)	(1.92)%	N/A
Shares outstanding at end of period	9,801,965	2,059,270
Weighted average number of common shares outstanding	5,974,769	803,201
Net assets at end of period	$114,769,772	$25,609,188
Average net assets	$67,132,000	$12,674,000
Average debt outstanding	$15,716,912	$—
Weighted average debt per common share	$2.63	$—
Ratio of operating expense to average net assets (7)	8.56%	12.23%
Ratio of net investment gain/(loss) to average net assets (7)	0.87%	(11.80)%
Portfolio turnover rate	N/A	N/A

(1)	On June 29, 2004, the Company completed its sale of common stock in a private placement at $15.00 per share ($13.19 per share net of offering costs).

(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123 (revised 2004), net investment income (loss) includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)	Concurrent with the sale of common stock in June 2004, 600 convertible preferred shares were converted into 125,000 units (see Note 5).

(4)	The Company completed the initial public offering of its common stock in June 2005, therefore, no market value data is presented as of September 30, 2004.

(5)	The total return for the period ended September 30, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the IPO will have a different total return. The Company completed its IPO on June 11, 2005; prior to that date shares were issued in private placements.

(6)	The total return for the period ended September 30, 2004 reflects the change in net asset value from the common stock purchase price of $15.00 on June 29, 2004. Company stock was issued in a private placement in 2004 and the common stock was not publicly traded (see Note 5).

(7)	Not annualized.

(8)	Total market value is the return to an investor who participated in the IPO on June 11, 2005 and purchased shares at $13.00 per share.
The accompanying notes are an integral part of these consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business and Unaudited Interim Financial Statements Basis of Presentation
     Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004, when it sold 600 shares of convertible preferred stock to investors.
     On June 11, 2005, the Company raised approximately $71 million, net of issuance costs, from an initial public offering (“IPO”) of 6,000,000 shares of its common stock. The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Boulder and Chicago areas.
     In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (“HTM”). On May 3, 2005, HT II filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on June 24, 2005, HT II received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, HT II was eligible to make pre-approved investments. If HT II’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments. HT II subsequently filed applications with the SBA seeking approval of two pre-licensing transactions and, on August 29, 2005, the SBA approved both transactions. The first transaction closed on August 31, 2005, however, amounts funded under the agreement were repaid in October 2005. The second transaction was funded by the Company. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner. Neither HT II nor HTM commenced significant operations or incurred material expenses as of September 30, 2005, other than certain start-up expenses paid by the Company.
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2004 included in the Company’s Form N-2/A, filed with the Securities and Exchange Commission on June 11, 2005.
     Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
2. Investments
     The Company invests primarily in structured mezzanine debt investments (“Debt”) and equity growth capital (“Equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms and certain publicly-traded companies, in each case at all stages of development. The Company carries its investments at fair value, as determined in good faith by management and approved by the Valuation Committee of the Board of Directors. An unrealized loss is recorded when the Debt or Equity has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation. Conversely, an unrealized gain is recorded when the Debt or Equity has appreciated in value.
     In most Debt arrangements, the Company will receive warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants received based upon their respective fair values on the date of receipt in proportion to the total fair value of the Debt and warrants received. Warrants and Equity are valued at fair value as determined by the Board of Directors, with unrealized gains and losses included in operations. In valuing warrants and

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity, Management determines the fair value based upon the earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, using a Black-Scholes pricing model, and other factors. The value of the warrants is deducted from the principal amount of the related loan and the difference between the cost basis and the original principal amounts of the loan is accreted into interest income over the life of the loan.
     Estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Management estimates fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Due to the inherent uncertainty in the valuation process, Management’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
     As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. At September 30, 2005, all of the Company’s investments were in Non-Control/Non-Affiliate companies.
     Security transactions are recorded on the trade-date basis.
     A summary of the composition of the Company’s investment portfolio as of September 30, 2005 and December 31, 2004 at fair value is shown as follows:

	September 30, 2005	December 31, 2004
Fair Value
Senior debt with warrants	94.63%	76.05%
Subordinated debt	2.89%	23.95%
Preferred stock	2.48%	—

Total	100.00%	100.00%

     A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	September 30, 2005	December 31, 2004
United States	91.56%	100.00%
Canada	8.44%	—

Total	100.00%	100.00%

     During the three- and nine- month periods ended September 30, 2005, the Company purchased debt investments totaling $43,000,000 and $112,330,000, respectively. During the quarter ended September 30, 2005, the Company exercised an equity participation right with one portfolio company and converted $1,000,000 of debt to equity. In addition, during the three- and nine- month periods ended September 30, 2005, the Company purchased equity securities of $1,250,000 and $2,250,000, respectively.
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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
3. Credit Facility
     On April 12, 2005, the Company entered into a bridge loan credit facility (the “Bridge Loan Credit Facility” or the “Loan”) with Alcmene Funding, L.L.C. (“Alcmene”), a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Loan is a $25 million senior secured term loan, which allows for up to an additional $25 million of discretionary supplemental senior secured loans. The Loan is secured by a first lien on all of the Company’s assets, and matures on April 12, 2006. The Loan may be prepaid at any time by the Company without penalty. The Loan contains a mandatory pay-down provision requiring the Company to turn over to Alcmene all principal payments received by the Company from portfolio companies if at such time the Company has less than $5 million in cash or cash equivalents on hand. At September 30, 2005, there was $25 million outstanding under the Loan.
     The interest rate on borrowings under the Loan was set at 8% per annum for the initial six-month period. On August 1, 2005, the Company amended the Loan with an agreement extending the term of the Bridge Loan Credit Facility to April 12, 2006. The amendment eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At September 30, 2005, the interest rate on the loan was 9.76% per annum. The loan fees are being amortized over the remaining ten-month period.
4. Securitization Agreement
     On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2007. The Citigroup Facility will be collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of the Company borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. There were no outstanding borrowings under the facility at September 30, 2005.
5. Shareholders’ Equity
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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
     On September 7, 2005, the Company registered 3,801,905 shares of common stock and 673,223 5 Year warrants pursuant to its obligations under a registration rights agreement between the Company and certain shareholders. Prior to registration, the common stock and warrants were restricted securities within the meaning of the Securities Act of 1933. The Company did not receive any proceeds from the registration of these securities.
     A summary of activity in the 1 Year and 5 Year Warrants initially attached to units issued for the nine months ended September 30, 2005 is as follows:

	One-Year	Five-Year
	Warrants	Warrants
Warrants outstanding at December 31, 2004	1,029,635	1,029,635
Warrants issued in January 2005	134,067	134,067
Warrants cancelled in January 2005	(83,334)	(547,030)
Warrants exercised in February 2005	(1,080,368)	—

Warrants outstanding at September 30, 2005	—	616,672

     A summary of common stock options and warrant activity under the Company’s equity incentive plan for the nine months ended September 30, 2005, is as follows:

	Common		Five-
	Stock	One-Year	Year
	Options	Warrants	Warrants
Outstanding at December 31, 2004	273,436	106,718	106,718
Granted	1,270,000	—	—
Exercised	—	(95,595)	—
Cancelled	(206,000)	(11,123)	(50,167)

Outstanding at September 30, 2005	1,337,436	—	56,551

     At September 30, 2004, there were options outstanding to acquire 257,436 shares of common stock.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
6. Earnings per Share
     Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	9,802,000	2,059,000	5,975,000	751,000
Dilutive effect of warrants	115,000	—	109,000	—
Dilutive effect of convertible preferred stock	—	—	—	250,000

Weighted average common shares outstanding, assuming dilution	9,917,000	2,059,000	6,084,000	1,001,000

     Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of warrants. The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options for approximately 1,337,436 and 257,436 shares of common stock have been excluded for the three and nine months ended September 30, 2005 and 2004, respectively.
7. Related-Party Transactions
     In January 2005, the Chief Executive Officer (“CEO”), the President, JPMG and four employees purchased 40,000, 13,500, 72,000 and 8,567 units for $1,200,000, $405,000, $2,008,800 and $257,010, respectively. On January 26, 2005, JPMG also purchased 72,000 units for $2,008,800, which is net of an underwriting discount of $151,200. Each unit consisted of two shares of our common stock, a 1 Year Warrant and a 5 Year Warrant.
     The Henriquez Family Trust (the “Trust”) and Glen C. Howard, President of the Company (the “President”) were each issued 100 shares of Series A-2 convertible preferred stock (“Series A-2”) for a total of $250,000 in February 2004. The Trust is affiliated with Manuel A. Henriquez, Chairman of the Board of Directors and CEO.
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
8. Commitments and Contingencies
     In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s investee companies. The balance of unused commitments to extend credit at September 30, 2005 and December 31, 2004 totaled approximately $23,200,000 and $5,000,000, respectively. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
9. Indemnification
     The Company and its executives are covered by $10,000,000 of Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law.
10. Subsequent Events
     In October 2005, Luminous Networks, Inc. repaid all principal and interest due under its loan and all warrants issued in conjunction with the loan were cancelled. The amount repaid was available for reinvestment.
     On October 27, 2005, the Company declared a dividend of $0.025 per share for stockholders of record on November 1, 2005. The dividend will total approximately $245,000 and will be distributed on November 17, 2005.
     In October 2005, the Company drew $5.0 million under the Citigroup credit facility.

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
     The forward-looking statements made in these Items 2 and 3 speak only to events as of the date on which the statements are made. You should not place undue reliance on such forward-looking statements, as substantial risks and uncertainties could cause actual results to differ materially from those projected in or implied by these forward-looking statements due to a number of risks and uncertainties affecting its business. Factors that could cause our actual results to differ materially from those projected or implied in the forward-looking statements include, among others, those factors discussed under the caption “Risk Factors Relating to Hercules’ Business.” The forward-looking statements contained in this Form 10Q are made as of the date hereof, and Hercules assumes no obligation to update the forward-looking statements for subsequent events.
Overview
     We are a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. We primarily finance privately-held companies following or in connection with their first round of equity financing and private companies supported by venture capital and private equity firms. To a lesser extent, we invest in established companies comprised of private companies in one of their final rounds of equity financing prior to a liquidity event, such as an anticipated merger, acquisition or initial public offering, or select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution.
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
     Since our incorporation, we have been taxed as a corporation under Subchapter C of the Code. On or prior to January 1, 2006, we intend to elect to be treated as a Registered Investment Company (“RIC”) under Subchapter M of the Code. This election will apply to tax years beginning in 2006. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders.
Portfolio and Investment Activity
     We commenced investment operations in September 2004 and through September 30, 2005 we have entered into binding agreements to invest approximately $152.2 million in structured mezzanine debt in 24 companies (including $1.0 million in debt converted into equity in the third quarter of 2005). As of September 30, 2005, our investment portfolio included structured mezzanine debt investments in 23 portfolio companies representing approximately $129.0 million of invested capital, additional unfunded contractual commitments of $15.7 million to these 23 portfolio companies, and a contractual commitment of $7.5 million to one company that was unfunded at September 30, 2005. In addition, we invested $2.25 million in preferred stock of four portfolio companies and exercised a stock participation right to convert $1.0 million of debt to an equity investment in one portfolio company. As of September 30, 2005, the fair value of our investment portfolio was approximately $130.4 million. One company that we funded in August 2005 in the amount of $7.5 million repaid the principal and all accrued interest owing under the loan in October 2005. The Company’s investment portfolio totaled $130.4 million at September 30, 2005, compared with $87.3 million at June 30, 2005. The unrealized gain on its investment portfolio totaled $1.7 million at the end of the third quarter as compared with $1.0 million at the end of the second quarter of 2005.
     At September 30, 2005, the weighted average yield to maturity of our loan obligations was approximately 12.97%. Yields to maturity are computed using interest rates as of September 30, 2005 and include amortization of loan facility fees, original issue discount, commitment fees and market premium or discount over the expected life of the debt investment, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.
     As of September 30, 2005, the weighted average investment ratings of our investments was 2.17. At September 30, 2005, Grade 2 investments totaled $118.8 million, or 91.1% of the total portfolio; Grade 3 investments totaled $2.1 million, or 1.6% of the portfolio and Grade 4 investments totaled $9.5 million, or 7.3% of the total portfolio. In October 2005, one portfolio company repaid its outstanding loan of $7.5 million and the warrants issued in connection with the loan were cancelled. The $7.5 million was immediately available for investment upon repayment.

     We generate revenue in the form of interest income on debt securities and capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. In addition, we generate revenue in the form of commitment and facility fees and, to a lesser extent, due diligence fees. Such fees will be generated in connection with our investments and recognized as earned, or, in some cases, recognized over the life of the loan. Our investments will generally range from $1.0 million to $20.0 million, with an average initial principal balance of between $3.0 million and $7.0 million. Our debt investments will have a term of between two and seven years and will typically bear interest at a rate ranging from 8.0% to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end of term payments, exit fees, balloon payment fees, or prepayment fees and diligence fees, which may be required to be included in income prior to receipt. In some cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth and expansion-stage companies. In addition, certain loans may include an interest-only period ranging from three to six months. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date. Our mezzanine debt investments will also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation.
Results of Operations
     We commenced operations on February 2, 2004, but did not commence investment operations until September 2004. As a result, there is no period with which to compare our results of operations for the three- and nine-month periods ended September 30, 2005.
     We completed our initial public offering of common stock on June 11, 2005. In connection with the offering, we issued 6,000,000 shares of common stock at a price to the public of $13.00 per share, generating net proceeds of approximately $71 million.
     On September 7, 2005, the Company registered 3,801,905 shares of common stock and 673,223 5 Year warrants pursuant to its obligations under a registration rights agreement between the Company and certain shareholders. Prior to registration, the common stock and warrants were restricted within the meaning of the Securities Act of 1933. We did not receive any proceeds from the registration of these securities.
   For the three and nine-month periods ended September 30, 2005
     Interest income totaled approximately $3.4 million and $5.8 million for the three and nine-month periods ended September 30, 2005, respectively. Income from commitment and facility fees totaled approximately $241,000 and $512,000 for the three and nine-month periods ended September 30, 2005, respectively. We expect to generate additional interest income and loan commitment fees as we continue to invest the net proceeds from the Bridge Loan Credit Facility, the Citigroup Facility and our IPO. Operating expenses totaled approximately $2.8 million and $5.7 million during the three and nine-month periods ended September 30, 2005, respectively. The operating expenses for the three months ended September 30, 2005 consisted of interest, loan, and unused commitment fees under our credit facility and securitization facility of approximately $839,000, employee compensation of $987,000, general administrative expenses of $827,000 and $115,000 of stock-based compensation. For the nine months ended September 30, 2005, operating expenses consisted of interest, loan, and unused commitment fees under our credit facility and securitization facility of approximately $1,717,000, employee compensation of $2.4 million, general administrative expenses of $1,464,000 and $195,000 of stock-based compensation. The increase in expenses as compared to comparable periods of 2004 was primarily due to increases in legal costs related to being a public company and corporate structuring, stock-based compensation in accordance with FAS 123R, and compensation related to increased headcount. We anticipate that operating expenses will increase over the next twelve months as we continue to increase headcount to support our growth and incur additional expenses related to being a public company.

     The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined by management and approved by the Valuation Committee of our Board of Directors. For the three and nine-month periods ended September 30, 2005 we recognized approximately $733,000 and $1,814,000, respectively, of gross unrealized appreciation on nine of our portfolio investment companies and approximately $55,000 and $93,000, respectively, of gross unrealized depreciation on fifteen of our portfolio investment companies.
     For the three and nine-month periods ended September 30, 2005, the increase in net assets resulting from operations was approximately $1,562,000 and $2,304,000, respectively.
Financial Condition, Liquidity, and Capital Resources
     We were initially capitalized with approximately $2.6 million in proceeds from the sale of preferred stock in February 2004. In June 2004, we completed an additional private placement offering of 904,635 units at a price of approximately $30.00 per unit (the “Private Offering”). Each unit consisted of two shares of our common stock and two warrants to purchase one share of our common stock at a price of $15.00 per share. All of our then outstanding preferred stock was exchanged for units concurrent with the closing of the Private Offering. We received approximately $23.9 million in total net proceeds from the Private Offering, net of placement fees and other offering-related costs. In February 2005, 1 Year Warrants to purchase 1,175,963 shares of our common stock were exercised, generating proceeds to the Company of approximately $12.4 million.
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
     On September 7, 2005, the Company registered 3,801,905 shares if common stock and 673,223 5-year warrants pursuant to its obligations under a registration rights agreement between the Company and certain shareholders. Prior to registration, the common stock and warrants were restricted within the meaning of the Securities Act of 1933. We did not receive any proceeds from the registration of these securities.
     As of September 30, 2005, net assets totaled $114.8 million, with a net asset value per share of $11.71 and we had approximately $10.6 million in cash and cash equivalents. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies, and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used the proceeds of our IPO and capital resources available under our credit facility with Citigroup, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities, and/or future borrowings, to the extent permitted by the 1940 Act.
     The company anticipates that it will continue to fund its investment activities through a combination of debt and additional equity capital over the next two quarters. Based on eligible loans currently in the investment portfolio and existing advance rates, the company has approximately $60 million of borrowing capacity available under its existing $100 million credit facility from Citigroup. As additional new loans are originated and funded, the company is able to increase its borrowing capacity beyond the current $60 million. Advances under the facility bear interest at one-month LIBOR plus 165 basis points. There were no outstanding balances under the facility as of Sept. 30, 2005. The company anticipates that portfolio fundings entered into in succeeding periods will allow it to utilize the full borrowing capacity of the facility. Hercules may issue additional equity or debt securities within the next two quarters to continue to fund its investing activities.
     As defined under the 1940 Act, our asset coverage must be at least 200% after each issuance of securities. Our asset coverage as of September 30, 2005 was greater than 566%.
Off Balance Sheet Arrangements
     In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our investee companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. During the quarter ended September 30, 2005, we funded $43.0 million in debt investments and $1.3 million in equity investments. As of September 30, 2005, we had unfunded commitments of approximately $23.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Borrowings
     In April 2005, we entered into a bridge loan credit facility with Alcmene providing for $25 million of available borrowings, all of which were drawn down on April 12, 2005 (the “Bridge Loan Credit Facility”). The Bridge Loan Credit Facility allows for up to an additional $25 million of discretionary supplemental senior secured loans. .See “Obligations and Indebtedness.” All amounts outstanding under this credit facility were initially due and payable on October 12, 2005.

     On August 1, 2005, we amended our Bridge Loan Credit Facility with Alcmene Funding, LLC. The amendment agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At September 30, 2005, the interest rate on the loan was 9.76% per annum.
     On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2007. The Citigroup Facility will be collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of the Company borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. There were no outstanding borrowings under the Citigroup Facility at September 30, 2005, however, we drew $5.0 million under the facility in October.
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
Dividends
     On October 27, 2005, we declared our first dividend of $0.025 per common share outstanding for holders of record on November 1, 2005. This dividend will total approximately $245,000 and will be distributed on November 17, 2005. We intend to distribute quarterly dividends to our stockholders in the future. We plan to elect to be taxed as a RIC under Subchapter M of the Code on or prior to January 1, 2006 at which time we anticipate declaring a special dividend to distribute any retained earnings.
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
     At September 30, 2005, approximately 92% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by Management and approved by the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Management pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Management may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to financial market risks, including changes in interest rates. As of September 30, 2005, 22 of our loan agreements were at fixed rates and two loans were at variable rates. Over time some of our investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.
Obligations and Indebtedness
     On April 12, 2005, we entered into a Bridge Loan Credit Facility to provide us with additional capital to invest prior to the completion of our IPO. In addition, on August 1, 2005, we entered into the Citigroup Facility, a securitized credit facility. We expect to pursue additional debt financing from the SBA under its SBIC program. We may seek to enter into additional securitization facilities. These various types of facilities are described below.
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
Bridge Financing
     On April 12, 2005, we entered into a Bridge Loan Credit Facility with Alcmene Funding, L.L.C., a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C, a shareholder of the Company. The Bridge Loan Credit Facility consists of a $25 million senior secured first lien term loan, plus up to an additional $25 million of discretionary supplemental senior secured first lien term loans. The supplemental loans, if any, will be made on terms to be agreed upon between us and Alcmene. The bridge loan credit facility initially matured on October 12, 2005, subject to one six-month extension at our election. Under the original terms of the Bridge Loan Credit Facility, if we elected to extend the maturity date, we paid an extension fee of 1% of the principal amount of the outstanding loan. The Bridge Loan Credit Facility is prepayable by us at any time without premium or penalty. The entire principal amount of the Loan is due at maturity. Borrowings under the Bridge Loan Credit Facility originally bore interest at 8.0% per annum through the initial maturity date, and, if we elected to extend the maturity date of the Bridge Loan Credit Facility beyond the initial six-month term, borrowings were to bear interest at 11.5% per annum during any such extension period. In addition, we paid an upfront fee of $500,000 at the time of our initial draw down under the facility and will be obligated to pay a maturity fee of $500,000 upon repayment of the bridge loan credit facility, whether upon maturity or upon earlier repayment. The Bridge Loan Credit Facility contains a mandatory prepayment provision requiring that we turn over to Alcmene all principal payments that we receive from our loans to portfolio companies if at such time we have less than $5 million in cash or cash equivalents on hand. The Bridge Loan Credit Facility is secured by a first priority lien on substantially all of our assets. Interest on our bridge loan credit facility is payable in arrears monthly, on the maturity date and on any prepayment date. As of September 30, 2005 we had approximately $25.0 million outstanding under the bridge loan credit facility. In addition, at September 30, 2005, we had approximately $198,000 of prepaid interest related to the upfront draw down fee and accrued $302,000 of interest related to the maturity fee.
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
     Our Bridge Loan Credit Facility requires us to meet financial tests with respect to a minimum fixed charge coverage ratio, a minimum senior secured debt coverage ratio, minimum net assets and minimum net assets per share as well as concentration and default limits with respect to portfolio company loans. In addition, our Bridge Loan Credit Facility contains negative covenants limiting, among other things, additional liens and indebtedness, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, loans and advances (other than to our portfolio companies), and other matters customarily restricted in such agreements. Our Bridge Loan Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any security document supporting the Bridge Loan Credit Facility to be in full force and effect, and a change of control of our business. At September 30, 2005 we were in compliance with the covenants of the Bridge Loan Credit Facility.
Securitized Credit Facility
     On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on August July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January. The Citigroup Facility will be collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of the Company borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. There were no outstanding borrowing under the Citigroup Facility at September 30, 2005, however, the company drew $5.0 million under the facility in October.
SBIC Financing
     We are pursuing additional debt financing from the SBA under its SBIC program through HT II. If HT II is able to obtain financing under such program, we will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. The SBIC regulations currently limit the amount that is available to borrow by any SBIC to $119 million. There is no assurance that we will draw up to the maximum limit available under the SBIC program.
     In January 2005, the Company formed HT II and HTM. On May 3, 2005, HT II filed an application with the SBA to become licensed as a SBIC and on June 24, 2005, HT II received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, HT II was eligible to make pre-approved investments. If HT II’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments. HT II subsequently filed applications with the SBA, seeking approval of two pre-licensing transactions and, on August 29, 2005, the SBA approved both transactions. The first transaction closed on August 31, 2005, however, amounts funded under the agreement were repaid in October 2005. The second transaction was funded by the Company. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner. Neither HT II nor HTM commend significant operations or incurred material expenses as of September 30, 2005, other than certain start-up expenses paid by the Company.
Securitization
     We plan to aggregate pools of funded loans using the Citigroup Facility or other conduits that we may seek until a sufficiently large pool of funded loans is created which can then be securitized. We expect that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that we will be able to complete this securitization strategy, or that it will be successful.

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
     As of the date of this filing, we have outstanding indebtedness of $25 million pursuant to our bridge loan from Farallon. In October, we drew $5 million pursuant to the Citigroup Facility. We expect, in the future, to borrow from and issue senior debt securities to banks, insurance companies, and other lenders, including additional borrowings pursuant to the Citigroup Facility. In addition, we are pursuing financing from the SBA under its SBIC program.
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

	Assumed return on our portfolio
	(net of expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (1)	-25%	-15%	-5%	5%	15%

(1)	Assumes $200 million in total assets, $100 million in debt outstanding, $100 million in stockholders’ equity, and an average cost of funds of 5.0%, which is the cost of funds of the warehouse facility we entered into on August 1, 2005. Actual interest payments may be different.
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
As of September 30, 2005, we had borrowed $25 million pursuant to a Bridge Loan Credit Facility with Farallon. On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup. The Company drew $5 million pursuant to this facility in October. We expect to incur additional indebtedness if HT II obtains a SBIC license from the SBA. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then positive investment returns for our equity investors, if any, will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful.
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
     We intend to elect to be treated as a RIC as of January 1, 2006. After we make this election, and if we qualify, to be treated as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our stockholders as dividends. In addition, as a RIC, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we were not (or in which we failed to qualify as) a RIC that are recognized within the next 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our RIC election or an exception applies. We will not qualify for this pass-through tax treatment if we are unable to comply with the source of income, diversification, or distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a BDC under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.
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
     We are evaluating our internal controls over financial reporting. In connection with our audit for the year ended December 31, 2004, we were notified by Ernst & Young LLP, our independent registered public accountants, that Ernst & Young LLP had identified certain material weaknesses in our financial reporting processes and procedures related to sufficient staffing levels. We have since added a Corporate Controller and an Accounting Manager to our accounting staff and, as needed, will be adding additional accounting personnel to support the accounting and reporting needs of the Company. In addition, we have begun designing enhanced processes and controls to address these and any other issues that might be identified. As a result, we have begun and expect to further incur additional expenses related to system implementations, and this process has and will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions, or as to the impact of the same on our operations. We may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. In addition, we are required to report on our internal controls over financial reporting pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 and to rules and regulations of the SEC thereunder. As a reporting company, we are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. There can be no assurance that we will successfully identify and resolve all issues required to be disclosed or that future quarterly reviews will not identify additional material weaknesses.
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
     We have invested and intend to continue investing in a limited number of technology-related companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company, and our investments could be concentrated in relatively few issuers. In addition, we have invested and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related and life-science companies. As a result, a downturn in technology-related or life-science industry sectors could materially adversely affect us.
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
     We have invested and will continue investing primarily in technology-related and life-science companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related and life-science companies can and often do fluctuate suddenly and dramatically. In addition, technology-related and life-science markets are generally characterized by abrupt business cycles and intense competition. Beginning in mid-2000, there was substantial excess production capacity and a significant slowdown in many technology-related industries. This overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology-related companies. While such valuations have recovered to some extent, such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.
     Because of rapid technological change, the average selling prices of products and some services provided by technology-related and life-science companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology-related and life-science companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition, and results of operations.
We have invested and may continue investing in technology-related and life-science companies that do not have venture capital or private equity firms as equity investors, and these companies may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of your investment.
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
     The possibility that our portfolio companies will not be able to commercialize their technology, products, or business concepts presents significant risks to the value of our investment. Additionally, although some of our portfolio companies may already have a commercially successful product or product line when we invest, technology-related and life-science products and services often have a more limited market- or life-span than have products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate in increasingly competitive markets. Their inability to do so could affect our investment return. In addition, the intellectual property held by our portfolio companies often represents a substantial portion of the collateral, if any, securing our investments. We cannot assure you that any of our portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.
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
     We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. We cannot assure you that you will receive distributions at a particular level or at all.
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
     The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market may be higher or lower than the price that you paid, and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:
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
     None.
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

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
(Registrant)

Dated: November 9, 2005	/s/ Manuel A. Henriquez

Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 9, 2005	/s/ David M. Lund

David M. Lund
Vice President of Finance and Senior Corporate
Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

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