Form 10-K
period 2005-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2006-03-07
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 814-00792

Hercules Technology Growth Capital, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	74-3113410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 University Avenue, Suite 700

Palo Alto, California 94301

(Address of principal executive offices)

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001 per share	NASDAQ National Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $78.1 million based upon a closing price of $12.90 reported for such date by the NASDAQ National Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of February 10, 2006 was 9,801,965.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of Hercules Technology Growth Capital, Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on May 30, 2006 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-K

ANNUAL REPORT

Hercules Technology Growth Capital, Inc., our logo and other trademarks of Hercules Technology Growth Capital, Inc. are the property of Hercules Technology Growth Capital, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, or Annual Report, the “Company”, “we”, “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

PART I

Item 1. Business

GENERAL

We are a specialty finance company that provides debt and equity growth capital to technology-related and life sciences companies at all stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in the Boston, Boulder and Chicago areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, Internet consumer and business services, telecommunications, telecommunications equipment, media, and life sciences. Within the life sciences sub-sector, we focus on medical devices, bio-pharmaceutical, health care services and information systems companies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. We are an internally-managed, non-diversified closed-end investment company that has elected to be treated as a business development company under the Investment Act of 1940.

Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured mezzanine debt and equity of venture capital and private equity backed technology-related companies with attractive current yields and the potential for equity appreciation and realized gains. Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investment. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital and private equity backed technology-related companies is generally used for growth, and in select cases for acquisitions or recapitalizations.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments in technology-related companies at various stages of their development. Our emphasis is on private companies following or in connection with their first institutional round of equity financing, which we refer to as emerging-growth companies, and private companies in later rounds of financing, which we refer to as expansion-stage companies. To a lesser extent, we make investments in established companies comprised of private companies in one of their final rounds of equity financing prior to a liquidity event or select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution.

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, as amended, which we refer to in this report as the Code. We currently intend to seek to be treated for federal income tax purposes as a RIC under Subchapter M of the Code with the filing of our federal corporate income tax return for 2006, which election, when actually made, would be effective as of January 1, 2006. As a RIC, we generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. We may be required, however, to pay corporate-level federal income taxes on gains built into our assets as of the effective date of our RIC election. See “Certain United States Federal Income Tax Considerations—Conversion to Regulated Investment Company Status.” To obtain and maintain the federal income tax benefits of RIC status, we must meet specified source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution. See “Distributions.” There is no assurance that we will meet these tests and be eligible to make a RIC election. As of the date of this report, we cannot determine the probability that during 2006 we will qualify as a RIC when we file our 2006 tax return. If we do not qualify or elect to make a RIC election, we would continue to be taxed as a C corporation.

We commenced investment operations in September 2004. At December 31, 2005, we had outstanding structured mezzanine debt investments in 31 portfolio companies representing approximately $171.8 million and equity investments of $4.9 million for a total investment portfolio at fair value of $176.7 million. In addition, at December 31, 2005, we had unfunded contractual commitments of $30.2 million.

At December 31, 2005, the weighted average yield to maturity of our loan obligations was approximately 12.87%. Yields to maturity are computed using interest rates as of December 31, 2005 and include amortization of loan facility fees, original issue discounts, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

CORPORATE HISTORY AND OFFICES

We were founded by Mr. Henriquez, our Chief Executive Officer, Mr. Howard, our Senior Managing Director, and Mr. Harvey, our Chief Legal Officer, in December 2003, and we were incorporated in Maryland on December 18, 2003. We were initially capitalized with approximately $2.6 million in net proceeds from the sale of preferred stock in February 2004.

In June 2004, we completed a private offering of units, each unit consisting of two shares of our common stock and two warrants to purchase one share of our common stock. We received approximately $23.9 million in total net proceeds from this private offering, net of placement fees and before other offering and organizational expenses. All of the then outstanding preferred stock was exchanged for units immediately prior to the closing of our June 2004 private offering.

In June 2005, we completed a public offering of 6,000,000 shares of our common stock at a price of $13.00 per share resulting in net proceeds to the company of approximately $70.9 million after deducting offering costs.

Our principal executive offices are located at 525 University Avenue, Suite 700, Palo Alto, California 94301 and our telephone number is (650) 289-3060. We also originate our investments through our additional offices in the Boston, Boulder and Chicago areas. We maintain a website on the Internet at www.herculestech.com. Information contained in our website is not incorporated by reference into this Annual Report, and you should not consider that information as part of this Annual Report.

OUR MARKET OPPORTUNITY

We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on structured mezzanine investments in technology-related companies for the following reasons:

•	Technology-related companies are underserved by traditional lending sources;

•	Unfulfilled demand exists for structured debt financing by technology-related companies;

•	Structured mezzanine debt products are less dilutive and complement equity financing from venture capital and private equity funds; and

•	Average valuations for private technology-related companies are lower than in recent years.

Emerging-Growth and Expansion-Stage Technology-related Companies Underserved by Traditional Lenders. We believe many viable technology-related companies backed by financial sponsors have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies, in part because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending that has resulted in tightened credit standards in recent years. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with financial sponsor-backed emerging-growth or expansion-stage companies effectively.

The unique cash flow characteristics of many technology-related companies as a result of significant research and development expenditures and high projected revenue growth often render them difficult to evaluate from a credit perspective. The balance sheets of emerging-growth and expansion-stage companies often include a disproportionately large amount of intellectual property assets, which makes the process of valuing that collateral more difficult. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share require an in-depth understanding of technology products and markets. These attributes can make it difficult for lenders to analyze technology-related companies using traditional underwriting methods.

We believe traditional lenders are generally refraining from entering the structured mezzanine debt marketplace for emerging-growth and expansion-stage companies, instead preferring the risk-reward profile of senior debt. Traditional lenders generally do not have flexible product offerings that meet the needs of technology-related companies. The financing products offered by traditional lenders typically impose on borrowers many restrictive covenants and conditions, including limiting cash flows and requiring a significant depository relationship to facilitate rapid liquidation.

Unfulfilled Demand for Structured Debt Financing by Technology-related Companies. Private debt capital from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for debt financing to emerging-growth and expansion-stage companies is a function of the level of annual venture equity investment activity. In 2005, venture capital-backed companies received, in approximately 2,200 transactions, equity financing in an aggregate amount of approximately $22.1 billion, as reported by Dow Jones VentureOne. According to Dow Jones VentureOne, as of December 31, 2005, there were a total of approximately 5,400 private companies that had received aggregate venture capital equity investments of approximately $132 billion over the prior six years. We believe a range of $20 billion to $25 billion in annual equity investments to venture-backed companies will be sustainable for future years.

We believe that demand for structured debt financing is currently unfulfilled, in part because the historically largest capital providers to technology-related companies have exited the market while at the same time lending requirements of traditional lenders have become more stringent. We therefore believe we entered the structured lending market for technology-related companies at an opportune time.

Structured Mezzanine Debt Products Complement Equity Financing From Venture Capital and Private Equity Funds. We believe that structured debt securities will continue to be viewed as an attractive source of capital that will augment the capital provided by venture capital and private equity funds. We believe that our structured mezzanine debt products provide access to growth capital for technology-related companies that may not otherwise be able to obtain financing other than through incremental investments by their existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to complement and diversify their capital sources. Generally, we believe emerging-growth and expansion-stage companies target a portion of their capital to be debt in an attempt to enable those companies to achieve a higher valuation through internal growth. In addition, because financial-sponsor backed companies have recently been more mature prior to reaching a liquidity event, our investments could provide the debt capital needed to grow or recapitalize during the extended period prior to liquidity events.

Lower Valuations for Private Technology-Related Companies. During the downturn in technology industries that began in 2000, the markets saw sharp and broad declines in valuations of venture capital and private equity-backed technology-related companies. According to Dow Jones VentureOne, as of December 31, 2005, median pre-money valuations for venture capital-backed companies in 2005 was $15.2 million, which was slightly lower than 1998 levels of $15.5 million and compares to $25.0 million in 2000 and $16.0 million in 2001. We believe that the valuations currently assigned to venture capital and private equity-backed technology-related companies in private financing rounds will allow us to build a portfolio of equity-related securities at attractive valuation levels.

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team. We have assembled a team of senior investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

We will concentrate our investing activities in industries in which our investment professionals have extensive investment experience. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured mezzanine investments in over 200 technology-related companies, representing over $1 billion in investments, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. We believe that our focus on financing technology-related companies will enable us to leverage our expertise in structuring prospective investments to assess the value of both tangible and intangible assets, to evaluate the business prospects and operating characteristics of technology-related companies, and to identify and originate potentially attractive investments with these types of companies.

Mitigate Risk of Principal Loss and Build a Portfolio of Equity-Related Securities. We expect that our investments will have the potential to produce attractive risk adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from our equity-related investments. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization, cash interest payments, relatively short maturities for our debt instruments, taking security interests in the assets of our portfolio companies, as well as requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment.

Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investment. In addition, we expect, in some cases, to receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. We believe that the valuations currently assigned to technology-related companies in private financing rounds as a result of the recent downturn in technology-related industries will allow us to build a portfolio of equity-related securities at attractive valuation levels, which we believe will create the potential for meaningful long-term capital gains in connection with the future liquidity events of these technology-related companies.

Provide Customized Financing Complementary to Financial Sponsors’ Capital. We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology-related companies. Unlike many of our competitors that structure their products to fit a specific set of investment parameters, we have the flexibility to structure our investments to suit the particular needs of our portfolio companies. We offer customized financing solutions ranging from senior debt to equity capital, with a focus on structured mezzanine debt.

We use our strong relationships in the financial sponsor community to originate investment opportunities. Because venture capital and private equity funds typically invest solely in the equity securities of their portfolio companies, we believe that our debt investments will be viewed as an attractive source of capital, both by the portfolio company and by the portfolio company’s financial sponsor. In addition, we believe that many venture capital and private equity fund sponsors encourage their portfolio companies to use debt financing for a portion of their capital needs as a means of potentially enhancing equity returns, minimizing equity dilution and increasing valuations prior to a subsequent equity financing round or a liquidity event.

Invest at Various Stages of Development. We provide growth capital to technology-related companies at all stages of development, from emerging-growth companies, to expansion-stage companies to established companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally choose to make investments during a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.

Benefit from Our Efficient Organizational Structure. We believe that the perpetual nature of our corporate structure enables us to be a long-term partner for our portfolio companies in contrast to traditional mezzanine and investment funds, which typically have a limited life. In addition, because of our access to the equity markets, we believe that we may benefit from a lower cost of capital than that available to private investment funds. We are not subject to requirements to return invested capital to investors nor do we have a finite investment horizon. Capital providers that are subject to such limitations are often required to seek a liquidity event more quickly than they otherwise might, which can result in a lower overall return on an investment.

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2005, our proprietary SQL-based database system included over 7,900 technology-related companies and over 1,480 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

OUR INVESTMENTS AND OPERATIONS

We invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on structured mezzanine debt.

We generally seek to invest in companies that have been operating for at least six to 12 months prior to the date of our investment. We expect that such entities will, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 months. Further, we anticipate that on the date of our investment we will obtain a lien on available assets, which may or may not include intellectual property (other than any tangible assets specifically financed with senior debt), and these companies will have sufficient cash on their balance sheet to amortize their debt for at least nine to 18 months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt.

We expect that our investments will generally range from $1.0 million to $20.0 million. Our debt investments generally have an average initial principal balance of between $3.0 million and $7.0 million and have maturities of two to seven years, with an expected average term of three years. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period, and our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates typically ranging from 8% to 14%. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment and facility fees, and to a lesser extent, due diligence fees. In addition, our structured mezzanine debt investments will have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. We generally expect that the warrants typically will be immediately exercisable upon issuance and will remain exercisable for the lesser of seven years or three years after an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions and put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our debt and equity investments take one of the following forms:

•

Structured Mezzanine Debt. We seek to invest a majority of our assets in structured mezzanine debt of prospective portfolio companies. Traditional “mezzanine” debt is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our structured mezzanine investments may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first lien security interest in all of our portfolio company’s assets (other than any tangible assets specifically financed with senior debt). Our structured mezzanine debt investments typically have maturities of between two and seven years, with full amortization for emerging-growth or expansion-stage companies and little or no amortization for select established companies. Our structured mezzanine debt investments carry a contractual interest rate between 8% and 14% and may include an additional end-of-term payment, are in an amount between $3 million and $20 million with an average initial principal balance of between $3 million and $7 million (although this investment size may vary proportionately as the size of our capital base changes) and have an average term of three years. In some cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. We may structure our mezzanine debt investments with restrictive affirmative and negative covenants, default penalties, lien protection, equity calls, take control provisions and board observation rights.

•	Senior Debt. We seek to invest a limited portion of our assets in senior debt of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. Our senior debt investments carry a contractual interest rate between 8% and 12%, are in an amount between $1 million and $5 million with an average initial principal balance of $2 million, and have an average term of under three years. In some cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from the Prime Rate to 12%, generally maturing in one year, and will be secured by accounts receivable and/or inventory.

•	Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests obtained in connection with our structured mezzanine debt investments. In addition to the warrants received as a part of a structured mezzanine debt financing, we typically receive the right to make equity investments in a portfolio company in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. Equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Senior Debt	Structured Mezzanine Debt	Equity Securities
Typical Structure	Term or Revolving Debt	Term Debt with Warrants	Preferred Stock or Common Stock

Investment Horizon	Usually under 3 years	Long Term, ranging from 2 to 7 years, with an average of 3 years	Long Term

Ranking/Security	Senior/First Lien	Senior or Junior Lien	None/Unsecured

Covenants	Generally Comprehensive	Less Restrictive; Mostly Financial; Maintenance- Based	None

Risk Tolerance	Low	Medium	High

Coupon/Dividend	Cash Pay—Floating or Fixed Rate	Cash Pay—Fixed Rate; Payment-in-kind in limited cases	Payment-in kind in limited cases

Customization or Flexibility	Standard	More Flexible	Flexible

Equity Dilution	None to Low	Low	High

Investment Criteria

We have identified several criteria that we believe will prove important in achieving our investment objective with respect to prospective portfolio companies. These criteria provide general guidelines for our investment decisions.

Portfolio Composition. While we focus our investments in venture capital and private equity backed technology-related companies, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies.

Continuing Support from One or More Financial Sponsors. We generally invest in companies in which one or more established financial sponsors have previously invested and continue to make a contribution to the management of the business. We believe that having established financial sponsors that have meaningful commitments to the business is a key characteristic of a prospective portfolio company. In addition, we look for representatives of one or more financial sponsors to maintain seats on the Board of Directors of a prospective portfolio company as an indication of such commitment.

Company Stage of Development. While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or have commitments for their first institutional round of equity financing. We expect a prospective portfolio company to demonstrate its ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Operating Plan. We generally require that a prospective portfolio company, in addition to having sufficient access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to raise the additional capital necessary to cover its operating expenses and service its debt. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that it has cash on its balance sheet, or is in the process of completing a financing so that it will have cash on its balance sheet, sufficient to support its operations for a minimum of 9 to 18 months.

Security Interest. In many instances we generally seek a first priority security interest in all of the portfolio company’s tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In some cases we may only obtain a negative pledge covering a company’s intellectual property. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis. We evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

Covenants. Our investments typically include cross-default and material adverse change provisions, require the portfolio company to provide periodic financial reports and operating metrics and will typically limit the portfolio company’s ability to incur additional debt, sell assets, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.

Exit Strategy. Prior to making a debt investment that is accompanied by an equity-related security in a prospective portfolio company, we analyze the potential for that company to increase the liquidity of its equity through a future event that would enable us to realize appreciation in the value of our equity interest. Liquidity events may include an initial public offering, a private sale of our equity interest to a third party, a merger or an acquisition of the company or a purchase of our equity position by the company or one of its stockholders.

Investment Process

We have organized our management team around the four key elements of our investment process:

•	Origination;

•	Underwriting;

•	Documentation; and

•	Loan and Compliance Administration.

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. Our investment origination team, which consists of nine professionals headed by our Chief Executive Officer, Mr. Henriquez, will be responsible for sourcing potential investment opportunities. The origination team utilizes their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies.

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2005, our proprietary SQL-based database system included over 7,900 technology-related companies and over 1,480 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in technology industries and their financial sponsors.

If a prospective portfolio company generally meets certain underwriting criteria, we perform preliminary due diligence, which may include high level company and technology assessments, evaluation of its financial sponsors’ support, market analysis, competitive analysis, evaluation of select management, risk analysis and transaction size, pricing, return analysis and structure analysis. If the preliminary due diligence is satisfactory, and the origination team recommends moving forward, we then structure, negotiate and execute a non-binding term sheet with the potential portfolio company. Upon execution of a term sheet, the investment opportunity moves to the underwriting process to complete formal due diligence review and approval.

Underwriting

The underwriting review includes formal due diligence and approval of the proposed investment in the portfolio company.

Due Diligence. Our due diligence on a prospective investment is typically completed by two or more investment professionals which we define as the underwriting team. The underwriting team for a proposed investment consists of the deal sponsor who possesses specific industry knowledge and is responsible for originating and managing the transaction, other investment professional(s) who perform due diligence, credit and corporate financial analyses and, as needed, our Chief Legal Officer. To ensure consistent underwriting, we use our standardized due diligence methodologies, which include due diligence on financial performance and credit risk as well as an analysis of the operations, accounting policies and the legal and regulatory framework of a prospective portfolio company. The members of the underwriting team work together to conduct due diligence and understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the investment committee. In preparing the investment memorandum, the underwriting team typically meets with key management of the company and selects its financial sponsors and assembles information critical to the investment decision. If and when appropriate, the investment professionals may also contact industry experts and customers, vendors or, in some cases, competitors of the company.

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The unanimous approval of our investment committee is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Senior Managing Director, our Chief Legal Officer and our Vice President of Finance. The investment committee generally meets weekly and more frequently on an as-needed basis.

Documentation

Our documentation group, headed by our Chief Legal Officer, administers the front-end documentation process for our loans. This group is responsible for documenting the term sheet approved by the investment committee to memorialize the transaction with a portfolio company. This group negotiates loan documentation and, subject to the approval of the Chief Legal Officer, final documents are prepared for execution by all parties. The documentation group generally uses the services of external law firms to complete the necessary documentation.

Loan and Compliance Administration

Our loan and compliance administration group, headed by our Vice President of Finance, administers loans and tracks covenant compliance on our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our SQL-based database system. The loan and compliance administration group is also responsible for ensuring timely interest and principal payments and collateral management and advises the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the loan and compliance administration group advises the Valuation Committee of the board regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

The loan and compliance administration group monitors our portfolio companies in order to determine whether the companies are meeting our financing criteria and their respective business plans and also monitors the financial trends of each portfolio company from its monthly or quarterly financial statements to assess the appropriate course of action for each company and to evaluate overall portfolio quality. In addition, our management team closely monitors the status and performance of each individual company through our SQL-based database system and periodic contact with our portfolio companies’ management teams and their respective financial sponsors.

Credit and Investment Grading System. Our loan and compliance administration group uses an investment grading system to characterize and monitor our expected level of returns on both the debt investments and/or equity positions for each investment in our portfolio. Our loan and compliance administration group monitors and, when appropriate, recommends changes to investment gradings. Our investment committee reviews the recommendations and/or changes to the investment gradings, which are submitted on a quarterly basis to the Valuation Committee and our Board of Directors for approval.

We use the following investment grading system as amended in January 2006 and approved by our Board of Directors:

1	Loans involve the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk profile is generally favorable.

2	The borrower is performing as expected and the risk profile is neutral to favorable. All new loans are initially graded 2.

3	The borrower may be performing below expectations and that the loan’s risk has increased materially since origination. We increase procedures to monitor a borrower that may have limited amounts of cash remaining on the balance sheet, is approaching its next equity capital raise within the next three to six months, or if the estimated fair value of the enterprise maybe lower than when the loan was originated. We will generally lower the loan grade to a level 3 even if the company is performing in accordance to plan as it approaches the need to raise additional cash to fund its operations. Once the borrower closes its new equity capital raise, we may increase the loan grade back to grade 2.

4	The borrower is performing materially below expectations and that the loan risk has substantially increased since origination. Loans graded 4 may experience some partial loss or full return of principal but are expected to realize some loss of interest which is not anticipated to be repaid in full, which, to the extent not already reflected, may require the fair value of the loan to be reduced to the amount we anticipate will be recovered. Grade 4 investments are closely being monitored.

5	The borrower is in workout, materially performing below expectations and significant risk of principal loss is probable. Loans graded 5 will experience some partial principal loss or full loss of remaining principal outstanding is expected. Grade 5 loans will require the fair value of the loans be reduced to the amount we anticipate, if any, will be recovered.

As of December 31, 2005, our investments had a weighted average investment grading of 2.05.

Managerial Assistance

As a business development company, we offer, and provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a business development company to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital and private equity backed technology-related companies. We believe that our specialization in financing these technology-related companies will enable us to assess the value of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

CORPORATE STRUCTURE

We are a Maryland corporation and an internally-managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. Hercules Technology II, L.P., our wholly-owned subsidiary, has applied to be licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company. See “Regulation” below for further information about small business investment company regulation. Hercules Technology SBIC Management, LLC, another wholly-owned subsidiary, functions as the general partner of our subsidiary Hercules Technology II, L.P. Hercules Funding I LLC, our wholly owned subsidiary, and Hercules Funding Trust I function as vehicles to collateralize loans under our securitized credit facility with Citigroup Global Markets Realty Corp.

BROKERAGE ALLOCATION AND OTHER PRACTICES

Since we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for Hercules, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. For the years ended December 31, 2005 and 2004 we paid $4,000 and $0 in brokerage commissions, respectively.

EMPLOYEES

As of December 31, 2005, we had 19 employees, including 12 investment and portfolio management professionals, operations professionals and legal counsel, all of whom have extensive prior experience working on financing transactions for technology-related companies. We intend to hire additional professionals with business lending experience as well as additional administrative personnel, and we expect to expand our management team and hire additional Managing Directors. We believe that our relations with our employees are good.

ELECTION TO BE REGULATED AS A BUSINESS DEVELOPMENT COMPANY AND A REGULATED INVESTMENT COMPANY

Since our incorporation, we have seen taxed as a corporation under Subchapter C. We currently intend to seek to be treated for federal income tax purposes as a RIC under Subchapter M of the Code with the filing of our federal corporate income tax return for 2006, which election, when actually made, would be effective as of January 1, 2006. As a RIC, we generally will not pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders as dividends. We may be required, however, to pay corporate-level federal income taxes on gains built into our assets as of the effective date of our RIC election. See “Certain United States Federal Income Tax Considerations—Conversion to Regulated Investment Company Status.” To obtain and maintain the federal income tax benefits of RIC status, we must meet specified source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution. See “Distributions.” There is no assurance that we will meet these tests and be eligible to make a RIC election. As of the date of this report, we cannot determine the probability that during 2006, we will qualify as a RIC when we file our 2006 tax return. If we do not qualify or do not elect to make a RIC election, we would continue to be taxed as a C corporation.

We were initially capitalized in February 2004 and in June 2004 we completed a private placement of 904,635 units at a price of $30.00 per unit, raising an aggregate of approximately $23.9 million in net proceeds. Each such unit consisted of two shares of our common stock, one warrant to purchase one share of our common stock with up to a 1-year term and one warrant to purchase one share of our common stock with a 5-year term. We paid a placement fee to JMP Securities LLC, the initial purchaser in such private placement, of $2.10 per unit.

In January 2005, investment funds managed by JMP Asset Management LLC completed the purchase of 72,000 units at a price of $30.00 per unit, less a placement fee of $2.10 per unit pursuant to an option granted to JMP Asset Management LLC in connection with our June 2004 private offering. In addition, in January 2005 Mr. Henriquez, our Chief Executive Officer, and Mr. Howard, our Senior Managing Director, purchased the equivalent of 40,000 units and 13,500 units, respectively, and four other employees purchased an aggregate of 8,567 units, in each case at a price of $30.00 per unit. In connection with such transactions, we raised an aggregate of approximately $3.9 million in net proceeds. In addition, 1-year warrants to purchase 1,175,963 shares of our common stock were exercised in February 2005, generating proceeds to us of approximately $12.4 million.

In June 2005, we completed a public offering of 6,000,000 shares of our common stock, par value $0.001 per share, at a price of $13.00 per share, which we refer to as our initial public offering. Our initial public offering resulted in net proceeds to the company of approximately $70.9 million after deducting the offering costs.

Our election to be regulated as a business development company and our election to be treated as a RIC will require certain actions and effect a number of changes to our activities and policies.

We will report our investments at market value or fair value with changes in value reported through our statement of operations.

In accordance with the requirements of Article 6 of Regulation S-X, we will report all of our investments, including loans, at market value or for investments that do not have a readily available market value, their “fair value” determined by our Board of Directors, with changes in these values reported through our consolidated statement of operations under the caption of “unrealized appreciation (depreciation) on investments.” See “Determination of Net Asset Value.”

Our income tax expense should be reduced or eliminated.

With the filing of our 2006 tax return, we intend to seek to be treated as a RIC under Subchapter M of the Code effective as of January 1, 2006. This election should reduce or eliminate the federal corporate-level income tax we will be required to pay after such election. So long as we meet certain minimum distribution, source-of-income and asset diversification requirements, we generally should be required to pay income taxes only on the portion of our taxable income we do not distribute (actually or constructively) and certain built-in gains.

Change in Dividend Policy.

On October 27, 2005, we declared a dividend of $0.025 per share for stockholders of record on November 1, 2005. The dividend totaled approximately $245,000 and was distributed on November 17, 2005. On December 9, 2005 we declared a dividend of $0.30 per common share for stockholders of record on January 6, 2006. The dividend was approximately $2.9 million and was distributed on January 27, 2006.

If we qualify and elect to be a RIC, we intend to distribute quarterly dividends to our stockholders following the effective date of such our election to be treated as a RIC. We intend to distribute to our stockholders all or substantially all of our income, except for certain realized net long-term capital gains. In addition, prior to the end of our first tax year as a RIC, we will be required to make a distribution to our stockholders equal to the amount of any earnings and profits from the period prior to our RIC election. We intend to make deemed distributions to our stockholders of any retained net long-term capital gains. If this happens, you will be treated as if you received an actual distribution of the capital gains and reinvested the net after-tax proceeds in us. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we pay on the deemed distribution.

Warrants.

Under the 1940 Act, a business development company is subject to restrictions on the amount of warrants, options or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the business development company’s total outstanding shares of capital stock. This amount is reduced to 20% of the business development company’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the business development company’s total outstanding shares of capital stock.

Exemptive Relief.

On June 21, 2005, we filed a request with the SEC for exemptive relief to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to business development companies. Specifically, although we cannot provide any assurance that we will receive any such exemptive relief, we requested that the SEC permit us to issue stock options to our non-employee directors as contemplated by Section 61(a)(3)(B)(i)(II) of the 1940 Act. We have received comments from the SEC staff and have filed our initial response.

On May 3, 2005 Hercules Technology II, L.P. filed an application with the Small Business Administration to become licensed as a small business investment company. Subsequently, on September 28, 2005 we filed an exemptive relief application requesting that the SEC permit us to exclude the indebtedness of our wholly-owned subsidiary, Hercules Technology II, L.P., from the 200% asset coverage requirements applicable to us.

We intend to request exemptive relief to permit us to grant restricted stock awards to our officers and employees. However, there is no assurance that we will receive any such exemptive relief. If we do not receive such exemptive relief we may have to change our compensation structure.

REGULATION

The following discussion is a general summary of the material prohibitions and descriptions governing business development companies generally. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

We have elected to be treated as a business development company under the 1940 Act and intend to seek to be treated as a RIC under Subchapter M of the Code as of January 1, 2006. A business development company is a unique kind of investment company that primarily focuses on investing in or lending to private companies and making managerial assistance available to them. A business development company provides stockholders with the ability to retain the liquidity of a publicly-traded stock, while sharing in the possible benefits of investing in emerging-growth or expansion-stage privately-owned companies. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, or “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•	Securities of an “eligible portfolio company” purchased in transactions not involving any public offering. An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•	is not an investment company (other than a small business investment company wholly-owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies any of the following:

•	does not have outstanding any class of securities with respect to which a broker or dealer may extend margin credit;

•	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

•	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

•	Securities of any eligible portfolio company that we control.

•	Securities purchased in a private transaction from a U.S. issuer that is not an investment company and is in bankruptcy and subject to reorganization.

•	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the conversion of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Significant Managerial Assistance

A business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests imposed on us by the Code in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Risk Factors—Because we borrow money, there could be increased risk in investing in our company.”

Code of Ethics

We have adopted and will maintain a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics will generally not permit investments by our employees in securities that may be purchased or held by us. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.

Our code of ethics was filed with the SEC as an exhibit to the registration statement (Registration No. 333-126604) for our initial public offering and is available on our website at www.herculestech.com. You may also read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may

obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent).

We restrict access to non-public personal information about our stockholders to our employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by our investment committee, which is responsible for monitoring each of our investments. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Other

We will be periodically examined by the SEC for compliance with the 1934 Act and the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated Mr. Harvey, our Chief Legal Officer, to be our Chief Compliance Officer to be responsible for administering these policies and procedures.

Small Business Administration Regulations

Hercules Technology II, L.P., our wholly-owned subsidiary, is seeking to be licensed by the Small Business Administration as a small business investment company (SBIC) under Section 301(c) of the Small Business Investment Act of 1958. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $124.4 million. There is no assurance that we will draw up to the maximum limit available under the Small Business Investment Company program.

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 20% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary Hercules Technology II, L.P., we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

If we receive a small business investment company license, Hercules Technology II, L.P. will be periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). On May 3, 2005, HT II filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on June 24, 2005, the HT II received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, HT II was eligible to make pre-approved investments. If HT II’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments and additional deposits to regulatory capital. We have received comments from the SBA on our license application and have filed responses.

During 2005, HT II funded two preapproved loans of which one was fully repaid in October 2005. At December 31, 2005, the Company has a net investment of $2.5 million in HT II and there is one outstanding loan in the amount of $2.0 million. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of the material United States federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that we assume to be generally known by investors or certain considerations that may be relevant to certain types of holders subject to special treatment under United States federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as in effect as of the date of this report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service regarding this offering. This summary does not discuss any aspects of United States estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under United States federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets in which we do not currently intend to invest.

A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for United States federal income tax purposes:

•	a citizen or individual resident of the United States including an alien individual who is a lawful permanent resident of the United States or meets the “substantial presence” test under Section 7701(b) of the Code;

•	a corporation or other entity taxable as a corporation, for United States federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	a trust over which a court in the United States has primary supervision over its administration or over which United States persons have control; or

•	an estate, the income of which is subject to United States federal income taxation regardless of its source.

A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a United States stockholder.

If a partnership (including an entity treated as a partnership for United States federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder who is a partner of a partnership holding shares of our common stock should consult his, her or its tax advisors with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Our Taxation as a Corporation under Subchapter C of the Code and not as a Regulated Investment Company

Until such time as we elect to be treated and qualify as a RIC under Subchapter M of the Code, and for any other period in which we fail to qualify as a RIC, we will be taxed as a corporation under Subchapter C of the Code and will therefore be subject to corporate-level federal income tax on all of our income at regular corporate rates. We will not be able to deduct distributions to stockholders, nor will they be required to be made.

Distributions made prior to such election, to the extent of our current and accumulated earnings and profits, are taxable to our stockholders and, provided certain holding period and other requirements were met (if made in a taxable year beginning on or before December 31, 2008), could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate applicable to U.S. stockholders taxed as individuals. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Election to be Taxed as a Regulated Investment Company

In conjunction with the filing of our December 31, 2006 tax return, we intend to seek to be treated as a RIC under Subchapter M of the Code effective as of January 1, 2006. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies which, if we were to determine we should pursue, may diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees. As of the date of this report, we cannot determine the probability that during 2006 we will qualify as a RIC when we file our 2006 federal tax return.

As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or realized capital gains that we distribute to our stockholders as dividends. We may be required, however, to pay federal income taxes on gains built into our assets as of the effective date of our RIC election. See “Certain United States Federal Income Tax Considerations—Conversion to Regulated Investment Company Status.” To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below), and we must distribute all of our earnings and profits for periods prior to our qualification as a RIC. In addition, in order to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Conversion to Regulated Investment Company Status

We intend to seek to be treated as a RIC under Subchapter M of the Code as of January 1, 2006. Prior to the effective date of our RIC election, we will be taxable as a regular corporation under Subchapter C of the Code. We anticipate that, on the effective date of that election, we may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gains,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis. In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC. Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time. We may or may not make this election. If we do make the election, we will mark our portfolio to market at the time of our RIC election, pay tax on any resulting taxable income, and distribute resulting earnings at that time or before the end of the first tax year in which we qualify as a RIC. If we do not make the election we will pay such corporate level tax that is payable at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period, the actual amount of net built-in gain or loss present in those assets as of the effective date of our election to be treated as a RIC and effective tax rates. Recognized built-in gains that are ordinary in character and the excess of short-term capital gains over long-term capital losses will be included in our investment company taxable income, and generally we must distribute annually at least 90% of any such amounts (net of corporate taxes we pay on those gains) in order to be eligible for RIC tax treatment. Any such amount distributed likely will be taxable to stockholders as ordinary income. Built-in gains (net of taxes) that are recognized within the 10-year period and that are long-term capital gains likely will also be distributed (or deemed distributed) annually to our stockholders. Any such amount distributed (or deemed distributed) likely will be taxable to stockholders as capital gains.

One requirement to qualify as a RIC is that, by the end of our first taxable year as a RIC, we must eliminate the earnings and profits accumulated while we were taxable as a C corporation. We would accomplish this by paying to our stockholders a cash dividend representing all of our accumulated earnings and profits for the period from our inception through the end of 2006. The actual amount of that dividend will be based on a number of factors, including our results of operations through the end of 2005. The dividend, if any, of our accumulated earnings and profits will be taxable to stockholders as ordinary income. The dividend will be in addition to the dividends we intend to pay (or be deemed to have distributed) during our 2006 tax year equal to our net income for that period. On October 27, 2005, the Company declared a dividend of $0.025 per share for stockholders of record on November 1, 2005. The dividend totaled approximately $245,000 and was distributed on November 17, 2005. On December 9, 2005 we declared a dividend of $0.30 per common share for stockholders of record on January 6, 2006. The dividend totaled approximately $2.9 million and was distributed on January 27, 2006.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. (However, as described above, we will be subject to federal income taxes on certain dispositions of assets that had built-in gains as of the effective date of our conversion to RIC status (unless we elect to be taxed on such gains as of such date). In addition, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired.) We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a business development company under the 1940 Act;

•

derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded limited partnership” (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and

•	no more than 25% of the value of our assets is invested in (i) securities (other than U.S. government securities or securities of other RICs) of one issuer, (ii) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) securities of one or more “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Any transactions in options, futures contracts, hedging transactions, and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to stockholders. We do not currently intend to engage in these types of transactions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed investment company taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Following the effective date of our election to be treated as a RIC, assuming we qualify as a RIC, our corporate-level federal income tax should be substantially reduced or eliminated and, as explained above, a portion of our distributions or deemed distributions may be characterized as long-term capital gain in the hands of stockholders. See “Election to be Taxed as a Regulated Investment Company” above.

Except as otherwise provided, the remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

For federal income tax purposes, distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. For taxable years beginning on or before December 31, 2008, to the extent such distributions paid by us are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions may be designated by us as “qualified dividend income” eligible to be taxed in the hands of non-corporate stockholders at the rates applicable to long-term capital gains, provided holding period and other requirements are met at both the stockholder and company levels. In this regard, it is anticipated that distributions paid by us generally will not be attributable to dividends and, therefore, generally will not be qualified dividend income. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly designated by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently at a maximum rate of 15%) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

We currently intend to retain all of our realized net long-term capital gains in excess of realized net short-term capital losses, but to designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for federal income tax. A stockholder that is not subject to federal income tax or otherwise required to file a federal income tax return would be required to file a federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. For federal income tax purposes, the tax basis of shares owned by a stockholder will be increased by an amount equal under current law to the difference between the amount of undistributed capital gains included in the stockholder’s gross income and the tax deemed paid by the stockholder as described in this paragraph. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.” We may, in the future, make actual distributions to our stockholders of some or all of realized net long-term capital gains in excess of realized net short-term capital losses.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss.

For taxable years beginning on or before December 31, 2008, individual U.S. stockholders are subject to a maximum federal income tax rate of 15% on their net capital gain (i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the Internal Revenue Service (including the amount of dividends, if any, eligible for the 15% “qualified dividend income” rate). Distributions may also be subject to additional state, local, and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the corporate dividends-received deduction or the preferential rate applicable to “qualified dividend income.”

We may be required to withhold federal income tax (“backup withholding”), currently at a rate of 28%, from all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or

(2) with respect to whom the Internal Revenue Service (the “IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

Taxation of Non-U.S. Stockholders

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in our common stock.

In general, dividend distributions (other than certain distributions derived from net long-term capital gains) paid by us to a Non-U.S. stockholder are subject to withholding of U.S. federal income tax at a rate of 30% (or lower applicable treaty rate) even if they are funded by income or gains (such as portfolio interest, short-term capital gains, or foreign-source dividend and interest income) that, if paid to a Non-U.S. stockholder directly, would not be subject to withholding. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, (and, if an income tax treaty applies, attributable to a permanent establishment in the United States), we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to federal income tax at the rates applicable to U.S. stockholders. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

For taxable years beginning prior to January 1, 2008, except as provided below, we generally will not be required to withhold any amounts with respect to certain distributions of (i) U.S.-source interest income, and (ii) net short-term capital gains in excess of net long-term capital losses, in each case to the extent we properly designate such distributions. We may or may not make any such designations. In respect of distributions described in clause (i) above, we will be required to withhold amounts with respect to distributions to a Non-U.S. stockholder:

•	that has not provided a satisfactory statement that the beneficial owner is not a U.S. person;

•	to the extent that the dividend is attributable to certain interest on an obligation if the Non-U.S. stockholder is the issuer or is a 10% stockholder of the issuer;

•	that is within certain foreign countries that have inadequate information exchange with the United States; or

•	to the extent the dividend is attributable to interest paid by a person that is a related person of the Non-U.S. stockholder and the Non-U.S. stockholder is a “controlled foreign corporation” for United States federal income tax purposes.

The cash dividend(s) we intend to pay to our stockholders representing all of our accumulated earnings and profits, if any, for the period from our inception through the effective date of our election to be treated as a RIC, generally will be taxable to Non-U.S. stockholders in the same manner as other dividend distributions described above.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the U.S.), or in the case of an individual stockholder, the stockholder is present in the U.S. for a period or periods aggregating 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of federal tax, may be subject to information reporting and backup withholding of federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN (or an acceptable substitute or successor form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Non-U.S. persons should consult their own tax advisors with respect to the United States federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2008) would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DIVIDEND REINVESTMENT PLAN

We have adopted a dividend reinvestment plan (the “DRP”), through which all dividend distributions are paid to our stockholders in the form of additional shares of our common stock, unless a stockholder elects to receive cash as provided below. In this way, a stockholder can maintain an undiluted investment in our common stock and still allow us to pay out the required distributable income.

No action is required on the part of a registered stockholder to receive a dividend distribution in shares of our common stock. A registered stockholder may elect to receive an entire dividend distribution in cash by notifying American Stock Transfer & Trust Company, the plan administrator and our transfer agent and registrar, so that such notice is received by the plan administrator no later than 3 days prior to the payment date for dividend distributions to stockholders. The plan administrator will set up an account for shares acquired through the DRP for each stockholder who has not elected to receive distributions in cash (each a “Participant”) and hold such shares in non-certificated form. Upon request by a Participant, received not less than 3 days prior to the payment date, the plan administrator will, instead of crediting shares to the Participant’s account, issue a certificate registered in the Participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive distributions in cash by notifying their broker or other financial intermediary of their election.

We expect to use primarily newly-issued shares to implement the DRP, whether our shares are trading at a premium or at a discount to net asset value. The number of shares to be issued to a stockholder is determined by dividing the total dollar amount of the dividend distribution payable to such stockholder by the market price per share of our common stock at the close of regular trading on the Nasdaq National Market on the valuation date for such dividend distribution. Market price per share on that date will be the closing price for such shares on the Nasdaq National Market or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices. The number of shares of our common stock to be outstanding after giving effect to payment of the distribution cannot be established until the value per share at which additional shares will be issued has been determined and elections of our stockholders have been tabulated.

There is no charge to our stockholders for receiving their dividend distributions in the form of additional shares of our common stock. The plan administrator’s fees for handling dividend distributions in stock are paid by us. There are no brokerage charges with respect to shares we have issued directly as a result of dividend distributions payable in stock. If a Participant elects by internet or by written or telephonic notice to the plan administrator to have the plan administrator sell part or all of the shares held by the plan administrator in the Participant’s account and remit the proceeds to the Participant, the plan administrator is authorized to deduct a $15.00 transaction fee plus brokerage commissions from the proceeds.

Any shares issued in connection with a stock split or stock dividend will be added to a Participant’s account with the Plan Administrator. The Plan Administrator may curtail or suspend transaction processing until the completion of such stock split or payment of such stock dividend.

Stockholders who receive dividend distributions in the form of stock are subject to the same federal, state and local tax consequences as are stockholders who elect to receive their dividend distributions in cash. A stockholder’s basis for determining gain or loss upon the sale of stock received in a dividend distribution from us will be equal to the total dollar amount of the dividend distribution payable to the stockholder.

The DRP may be terminated by us upon notice in writing mailed to each Participant at least 30 days prior to any record date for the payment of any dividend distribution by us. All correspondence concerning the DRP, including requests for additional information, should be directed to the plan administrator by mail at American Stock Transfer & Trust Company, Attn: Dividend Reinvestment Department, P.O. Box 922, Wall Street Station, New York, NY 10269-0560 or by phone at 1-866-669-9888.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

At December 31, 2005, approximately 91% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our management pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our management may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our investment has also appreciated in value, where appropriate.

As a business development company, we invest primarily in illiquid securities including debt and equity-related securities of private companies. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

When a qualifying external event such as a significant purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. Securities that are traded in the over-the-counter market or on a stock exchange will be valued at the prevailing bid price on the valuation date.

Item 1A. Risk Factors

Investing in our common stock and warrants involves a high degree of risk. You should carefully consider these risks, together with all of the other information included in this Annual Report on Form 10-K, before you decide whether to make an investment in our common stock or warrants. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock and warrants could decline, and you may lose all or part of your investment.

Risks Related to our Business and Structure

We have a limited operating history as a business development company, which may affect our ability to manage our business and may impair your ability to assess our prospects.

We were incorporated in December 2003 and commenced investment operations in September 2004. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock or warrants could decline substantially. We have limited operating history as a business development company and have not yet been able to elect to be treated as a RIC for tax purposes. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on the business or our ability to manage the business within these frameworks. See “Regulation” and “Certain United States Federal Income Tax Considerations.” If we fail to maintain our status as a business development company or fail to qualify as a RIC, our operating flexibility and results of operations would be significantly effected.

We are dependent upon key management personnel for our future success, particularly Manuel A. Henriquez, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

We depend upon the members of our senior management, particularly Mr. Henriquez, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of Mr. Henriquez, or of any other senior management members, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract, and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting, and retaining such personnel, we may not be able to operate our business as we expect.

Our business model depends to a significant extent upon strong referral relationships with venture capital and private equity fund sponsors, and our inability to develop or maintain these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that members of our management team will maintain their relationships with venture capital and private equity firms, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships or to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities and, therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.

We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.

A large number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with a large number of venture capital and private equity firms, as well as with other investment funds, investment banks, and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. This may enable some competitors to make commercial loans with interest rates that are comparable to or lower than the rates that we typically offer. We may lose prospective portfolio companies if we do not match competitors’ pricing, terms, and structure. If we do match competitors’ pricing, terms, or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships, and build their market shares. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code, would impose on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify, or that we will be able to fully invest our available capital.

Because we intend to distribute substantially all of our income to our stockholders if we are treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend as a RIC to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we currently intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval and approval of our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Because we borrow money, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures.

As of December 31, 2005, we had outstanding indebtedness of $25 million pursuant to our bridge loan from an affiliate of Farallon Capital Management, L.L.C. On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Market Realty Corp., which we refer to as the Citigroup Facility. As of December 31, 2005, we had drawn $51.0 million under the Citigroup Facility. We expect, in the future, to borrow from, and issue senior debt securities to, banks, insurance companies and other lenders, including additional borrowings pursuant to the Citigroup Facility. See “Obligations and Indebtedness—Warehouse Facility.” In addition, we expect to continue to pursue financing from the Small Business Administration under its Small Business Investment Company program. See “Obligations and Indebtedness—SBIC Financing” and “Regulation—Small Business Administration Regulations.”

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed return on our portfolio (net of expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder (1)	-21.0%	-12.6%	-4.1%	4.4%	12.8%

(1)	Assumes $193.6 million in total assets, $76.0 million in debt outstanding, $114.4 million in stockholders’ equity, and an average cost of funds of 6.15%, which is the approximate cost of funds of the warehouse facility we entered into on August 1, 2005. Actual interest payments may be different.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Board of Directors’ Valuation Committee. The Valuation Committee utilizes its best judgment in arriving at the fair value of these securities. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Regulations governing our operations as a business development company affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. As a business development company, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. In addition to issuing securities to raise capital as described above, we anticipate that, in the future, we may securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy.

Our ability to invest in certain private and public companies may be limited in certain circumstances.

As a business development company, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. We expect that substantially all of our assets will be “qualifying assets,” although we may decide to make other investments that are not “qualifying assets” to the extent permitted by the 1940 Act.

Currently, if we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time that we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. For a more detailed discussion of the definition of an “eligible portfolio company” and the marginable securities requirement, see the section entitled “Regulation—Qualifying Assets.”

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the business development company industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing their impact, to the extent that such proposed rules are subsequently approved by the SEC, on our investment activities.

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

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such payment-in-kind interest was received, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for the federal income tax benefits allowable to a RIC. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. See “Certain United States Federal Income Tax Considerations—Taxation as a Regulated Investment Company.”

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions.

If we are unable to manage our future growth effectively, we may be unable to achieve our investment objective, which could adversely affect our financial condition and results of operations and cause the value of your investment to decline.

Our ability to achieve our investment objective will depend on our ability to sustain growth. Sustaining growth will depend, in turn, on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that most of our initial investments in debt securities will be at fixed rates. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. We may, but will not be required to, hedge against the risk of adverse movement in interest rates in our short-term and long-term borrowings relative to our portfolio of assets. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to continue to borrow money in order to leverage our equity capital, then our ability to make new investments and to execute our business plan will be impaired.

As of December 31, 2005, we had borrowed $25 million pursuant to our Bridge Loan Credit Facility. On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Market Realty Corp., which we refer to as the Citigroup Facility. As of December 31, 2005, we had drawn $51.0 million under the Citigroup Facility. We expect to incur additional indebtedness if our subsidiary obtains a small business investment company license, from the Small Business Administration. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup. We expect to enter into additional revolving credit or warehouse facilities in the future. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will, at some time in the future, obtain a long-term or revolving credit facility or a warehouse facility. The current lenders have, and any future lender or lenders will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

If we are unable to satisfy Code requirements for qualification as a RIC, then we will continue to be subject to corporate-level income tax, which would adversely affect our results of operations and financial condition.

We intend to seek to be treated as a RIC for federal income tax purposes with the filing of our federal corporate income tax return for 2006, which election when when actually made, would be effective as of January 1, 2006. After we make this election, and if we qualify, to be treated as a RIC, we can generally avoid corporate-level federal income taxes on income distributed to our stockholders as dividends. As a RIC, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we were not (or in which we failed to qualify as) a RIC that are recognized within the following 10 years, unless we make a special election to pay corporate-level tax on such built-in gain at the time of our RIC election or an exception applies. See “Certain United States Federal Income Tax Considerations—Conversion to Regulated Investment Company Status.” We will not qualify for this the tax treatment allowable to RICs if we are unable to comply with the source of income, diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders, and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock, and the total return, if any, obtainable from your investment in our common stock. For additional information regarding our regulatory requirements, see “Regulation” and “Certain United States Federal Income Tax Considerations.” Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

Changes in laws or regulations governing our business could negatively affect the profitability of our operations.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern business development companies, small business investment companies, RICs, or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state, and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations, or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations, and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business, results of operations, or financial condition.

We are exposed to increased costs and risks associated with complying with regulations of corporate governance and disclosure standards.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems and attestations of the effectiveness of these systems by our independent auditors. We are commencing evaluation, documentation and testing of our internal control systems and procedures and considering improvements that may be necessary in order for us to comply with the requirements of Section 404 by the end of 2006. This process has required us to hire outside advisory services and will result in additional accounting and legal expenses. We may encounter problems or delays in completing the review and evaluation, the implementation of improvements and the receipt of a positive attestation by our independent auditors. While we believe that we currently have adequate internal controls over financial reporting, in the event that our chief executive officer, principal financial and accounting officer or independent auditors determine that our controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock.

Risks Related to Our Investments

Our investments are concentrated in a limited number of technology-related companies, which subjects us to the risk of significant loss if any of these companies default on their obligations under any of their debt securities that we hold, or if any of the technology-related industry sectors experience a downturn.

We have invested and intend to continue investing in a limited number of technology-related companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested in and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related and life-science companies. As a result, a downturn in technology-related and life-science industry sectors could materially adversely affect us.

Our investments may be concentrated in emerging-growth or expansion-stage portfolio companies, which may have limited operating histories and financial resources.

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

Our investment strategy focuses on technology-related and life-science companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, and periodic downturns, and you could lose all or part of your investment.

We have invested and will continue investing primarily in technology-related and life-science companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related and life-science companies can and often do fluctuate suddenly and dramatically. In addition, technology- related markets are generally characterized by abrupt business cycles and intense competition. Beginning in mid-2000, there was substantial excess production capacity and a significant slowdown in many technology-related industries. This overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology-related and life-science companies. While such valuations have recovered to some extent, such decreases in market capitalization may occur again, and any future decreases in technology-related and life-science company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the average selling prices of products and some services provided by technology-related and life-science companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by technology-related and life-science companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect our business, financial condition and results of operations.

We have invested in and may continue investing in technology-related and life-science companies that do not have venture capital or private equity firms as equity investors, and these companies may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of your investment.

Our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other cash requirements and, in most instances, to service the interest and principal payments on our investment. Portfolio companies that do not have venture capital or private equity investors may be unable to raise any additional capital to satisfy their obligations or to raise sufficient additional capital to reach the next stage of development. Portfolio companies that do not have venture capital or private equity investors may be less financially sophisticated and may not have access to independent members to serve on their boards, which means that they may be less successful than portfolio companies sponsored by venture capital or private equity firms. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are sponsored by venture capital or private equity firms.

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

The possibility that our portfolio companies will not be able to commercialize their technology, products or business concepts presents significant risks to the value of our investment. Additionally, although some of our portfolio companies may already have a commercially successful product or product line when we invest, technology-related and life-science products and services often have a more limited market- or life -span than have products in other industries. Thus, the ultimate success of these companies often depends on their ability to continually innovate, or raise additional capital, in increasingly competitive markets. Their inability to do so could affect our investment return. In addition, the intellectual property held by our portfolio companies often represents a substantial portion of the collateral, if any, securing our investments. We cannot assure you that any of our portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither our portfolio companies nor we have any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.

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

If our portfolio companies are unable to protect their intellectual property rights, then our business and prospects could be harmed. If our portfolio companies are required to devote significant resources to protecting their intellectual property rights, then the value of our investment could be reduced.

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

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation.” Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. If and when we qualify as a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. See “Certain United States Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” We cannot assure you that you will receive distributions at a particular level or at all.

Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors in accordance with procedures approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

The lack of liquidity in our investments may adversely affect our business and, if we need to sell any of our investments, we may not be able to do so at a favorable price. As a result, we may suffer losses.

We generally invest in debt securities with terms of up to seven years and hold such investments until maturity, and we do not expect that our related holdings of equity securities will provide us with liquidity opportunities in the near-term. We invest and expect to continue investing in companies whose securities are not publicly traded and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a business development company and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Our investments are usually subject to contractual or legal restrictions on resale, or are otherwise illiquid, because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of the investments at a favorable price and, as a result, we may suffer losses.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

We believe that our portfolio companies generally will be able to repay our loans from their available capital, from future capital-raising transactions, or from cash flow from operations. However, to attempt to mitigate credit risks, we will typically take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. In many cases, our loans will include a period of interest-only payments. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Additionally, a deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by a deterioration in the value of the collateral for the loan. Moreover, in the case of some of our structured mezzanine debt, we may not have a first lien position on the collateral. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies. In addition, because we invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory. Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover principal in a foreclosure.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. Such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company might not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on a pari passu basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy. In addition, we would not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

Our equity investments are highly speculative, and we may not realize gains from these investments. If our equity investments do not generate gains, then the return on our invested capital will be lower than it would otherwise be, which could result in a decline in the value of shares of our common stock.

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

We do not control any of our portfolio companies and therefore our portfolio companies may make decisions with which we disagree.

We do not control any of our portfolio companies, even though we may have board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may not realize gains from our equity investments.

When we invest in debt securities, we generally expect to acquire warrants or other equity securities as well. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock and warrants following this offering may fluctuate substantially. The price of the common stock and warrants that will prevail in the market after this offering may be higher or lower than the price you paid and the liquidity of our common stock and warrants may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of RICs, business development companies or other financial services companies;

•	any inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;

•	our not electing or losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;

•	changes in the value of our portfolio of investments;

•	realized losses in investments in our portfolio companies;

•	general economic conditions and trends;

•	loss of a major funded source; or

•	departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price and warrant price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and could divert management’s attention and resources from our business.

Investing in shares of our common stock or warrants may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock, warrants, and warrants shares may not be suitable for investors with lower risk tolerance.

Provisions of the Maryland General Corporation Law, and of our charter and bylaws, could deter takeover attempts and have an adverse impact on the price of our common stock or warrants.

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

Under our charter, our Board of Directors is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us. In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. See “Description of Capital Stock.” Subject to compliance with the 1940 Act, our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and warrants and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock or warrants.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 4,400 square feet of office space in Palo Alto, California for our corporate headquarters. We also lease office space in Boston, Massachusetts; Boulder, Colorado; and Chicago, Illinois.

Item 3. Legal Proceedings

Hercules Technology Growth Capital, Inc. is not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ National Market under the symbol “HTGC.” We completed the initial public offer of our common stock in June 2005 at the price of $13.00 per share. Prior to such date there was no public market for our common stock.

The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ National Market and the dividends declared by us for each fiscal quarter since our initial public offer. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

	NAV(1)	Price Range		Premium (Discount) of High Sales Price to NAV	Premium (Discount) of Low Sales Price to NAV
		High	Low
2005
Second quarter (June 9, 2005 through June 30, 2005)	$11.55	$13.19	$12.45	114.2%	107.8%
Third quarter	$11.71	$14.41	$11.90	123.1%	101.6%
Fourth quarter	$11.67	$12.68	$9.71	108.7%	83.2%

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported price for our common stock on February 10, 2006 was $10.85 per share. As of February 10, 2006, we had 1,237 stockholders of record.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. At times, our shares of common stock have traded at a premium to net asset value and at times our shares of common stock have traded at a discount to the net assets attributable to those shares.

SALES OF UNREGISTERED SECURITIES

We did not issue any unregistered shares during the three months ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2005.

DIVIDEND POLICY

If we qualify and elect to be a RIC, we intend to distribute quarterly dividends to our stockholders following the effective date of such election. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We generally intend to make deemed distributions to our stockholders of any retained net capital gains. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. Please refer to “Certain United States Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation.”

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends. See “Dividend Reinvestment Plan.”

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act. For a more detailed discussion, see “Regulation.”

The following table summarizes dividends declared and paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300

			$0.325

Item 6. Selected Financial Data

Selected Consolidated Financial Data

The following consolidated financial data is derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein. The historical data are not necessarily indicative of results to be expected for any future period.

	Year ended December 31, 2005(1)	Period from February 2, 2004 to December 31, 2004(1)
Statement of operations data:
Investment Income:
Interest	$9,791,214	$214,100
Fees	875,429	—

Total investment income	10,666,643	214,100
Operating expenses:
Interest	1,800,536	—
Loan fees	1,098,507	—
Compensation and benefits	3,705,784	1,164,504
General and administrative	2,285,038	411,418
Stock-based compensation (2)	252,000	680,000

Total operating expenses	9,141,865	2,255,922

Net investment income (loss) before provision for income tax expense and investment gains and losses	1,524,778	(2,041,822)
Income tax expense	(255,000)	—

Net investment income (loss)	1,269,778	(2,041,822)
Net realized gain on equity investment	481,694	—
Net increase in unrealized appreciation on investments	353,093	—

Net gain on investments	834,787	—

Change in net assets resulting from operations	$2,104,565	$(2,041,822)

	As of December 31, 2005	As of December 31, 2004
Balance sheet data:
Investments at value	$176,673,226	$16,700,000
Cash and cash equivalents	15,362,447	8,678,329
Total assets	193,647,879	25,232,672
Total liabilities	79,295,549	154,539
Total net assets	$114,352,330	$25,078,133

Other Data:
Total debt investments, at value	$171,805,963	$16,700,000
Total equity investments, at value	4,867,263	—
Unfunded commitments	30,200,000	5,000,000
Net asset value per share (3)	$11.67	$12.18

(1)	We commenced operations on February 2, 2004 but did not commence investment operations until September 2004 and as a result, there is no period with which to compare our results of operations for the year ended December 31, 2005 or the period from February 2, 2004 to December 31, 2004.
(2)	Non-cash expense under FAS 123R relates to options and warrants granted to employees.
(3)	Based on common shares outstanding at period-end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS; MARKET DATA

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under “Risk Factors”. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors,” “Forward-Looking Statements; Market Data” appearing elsewhere herein.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain publicly-traded companies. We originate our investments through our principal office located in Silicon Valley, as well as our additional offices in the Boston, Boulder and Chicago areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Code. We intend to seek to be treated for federal income tax purposes as a RIC under Subchapter M of the Code as of January 1, 2006. To qualify for the benefits allowable to a RIC, we must, among other things, meet certain source-of-income and asset diversification and income distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies which, if we were to determine we should pursue such strategies, may diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees. As of the date of this report, we cannot determine the probability that during 2006 we will qualify as RIC when we file our 2006 federal tax return. See “Certain United States Federal Tax Considerations—Taxation as a Regulated Investment Company.”

Portfolio and Investment Activity

We commenced investment operations in September 2004 and entered into our first debt investment in November 2004. The total value of our investment portfolio was $176.7 million at December 31, 2005 as compared to $16.7 million at December 31, 2004. The increase in investments was due to newly originated debt and equity investments in 2005. During 2005, we made debt investments in 28 new portfolio companies totaling $175.3 million, including two companies that fully repaid outstanding loans totaling $12.5 million, as compared to debt investments in five portfolio companies totaling $16.7 million in 2004. We also made equity investments in six portfolio companies in 2005 totaling $3.5 million, including $1.0 million of debt converted into equity. In addition, we exercised a warrant in one public company bringing total equity investments at fair value to approximately $4.9 million at December 31, 2005. At December 31, 2005 we have unfunded contractual commitments of $30.2 million to six portfolio companies.

Total portfolio investment activity (exclusive of unearned income) as of and for the periods ended December 31, 2005 and 2004 was as follows:

($ in millions)	Year Ended December 31, 2005	Period Ended December 31, 2004
Beginning portfolio	$16.7	$—
Loan originations	175.3	16.7
Equity investments	2.5	—
Gross payments/Reductions	(6.3)	—
Early pay-offs	(12.5)	—
Accretion of loan discounts	0.4	—
Unrealized appreciation in investments	4.0	—
Unrealized depreciation in investments	(3.4)	—

Ending portfolio	$176.7	$16.7

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2005 and 2004 (excluding unearned income):

	Year Ended December 31, 2005		Period Ended December 31, 2004
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior debt with warrants	$163.4	92.4%	$12.7	76.0%
Subordinated debt	8.4	4.8%	4.0	24.0%
Preferred stock	3.5	2.0%	—	—
Common stock	1.4	0.8%	—	—

	$176.7	100.0%	$16.7	100.0%

The following table shows the fair value of our portfolio by industry sector at December 31, 2005 and 2004 (excluding unearned income):

	Year Ended December 31, 2005		Period Ended December 31, 2004
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Biopharmaceuticals	$43.6	24.7%	$—	—
Software	29.0	16.4%	12.0	71.8%
Consumer & business products	19.8	11.2%	1.7	10.2%
Communications & networking	32.5	18.4%	3.0	18.0%
Medical devices	14.8	8.4%	—	—
Internet & computer services	8.7	4.9%	—	—
Electronics & computer hardware	17.8	10.1%	—	—
Semiconductors	10.5	5.9%	—	—

	$176.7	100.0%	$16.7	100.0%

We use an investment grading system, which grades each investment on a scale of 1 to 5, to characterize and monitor our expected level of returns on both the debt investments and related warrants or equity positions for each investment in our portfolio. See “Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
($ in millions)	Investments at Fair Value		Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$9.9		5.8%	$12.7	76.0%
2	150.3		87.4	—	—
3	5.8		3.4	4.0	24.0
4	4.5		2.7	—	—
5	1.3	(1)	0.7		—

	$171.8		100.0%	$16.7	100.00%

(1)	Reflects the value of the assets of this portfolio company that were sold in January 2006 for which we received approximately $1.3 million in cash distributions. We received an additional contingent payment of approximately $239,000 in February 2006. We may receive approximately $700,000 of future distributions related to this sale but such distributions are contingent on future deliverables.

As of December 31, 2005, our investments had a weighted average investment grading of 2.05.

At December 31, 2005, the weighted average yield to maturity of our loan obligations was approximately 12.87%. Yields to maturity are computed using interest rates as of December 31, 2005 and include amortization of loan facility fees, original issue discounts, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $20.0 million, with an average initial principal balance of between $3.0 million and $7.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 8.0% to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, or prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In some cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth and expansion-stage companies. In addition, certain loans may include an interest-only period ranging from three to six months. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date. Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation.

Results of Operations

We commenced operations on February 2, 2004 but did not commence investment activities until September 2004. As a result, the period from February 2, 2004 to December 31, 2004 is not comparable to the period from

January 1, 2005 to December 31, 2005 and is not indicative of the results to be expected for any future period. Except as noted, references to 2004 refer to the period from February 2, 2004 to December 31, 2004 and references to 2005 refer to the twelve month period ended December 31, 2005.

For the periods ended December 31, 2005 and 2004

Operating Income

Interest income totaled approximately $9.8 million and $214,000 for 2005 and 2004, respectively. In 2005, interest income included approximately $351,000 of revenue from accrued exit fees. Income from commitment and facility fees totaled approximately $875,000 and $0 for 2005 and 2004, respectively. The increases are the result of origination activity and yield from investments. At December 31, 2005, we had approximately $2.7 million of deferred revenue related to commitment and facility fees. We expect to generate additional interest income and loan commitment fees as we continue to originate additional investments.

Operating Expenses

Operating expenses totaled approximately $9.1 million and $2.3 million during 2005 and 2004, respectively. Operating expenses for 2005 included interest expense, loan fees and unused commitment fees under our Bridge Loan Credit Facility and the Citigroup Facility of approximately $2.9 million. There were no interest or loan fees in 2004. Employee compensation and benefits were approximately $3.7 million and $1.2 million during 2005 and 2004, respectively. The increase in employee compensation and benefits is due to increased number of employees from 11 to 19 and bonuses of approximately $1.3 million paid in 2005. General and administrative expenses increased to $2.3 million from $411,000 in 2004 primarily due to increased legal expenses, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries as well as increased business development expenses. In addition, we incurred approximately $252,000 of stock-based compensation expense in 2005 as compared to $680,000 in 2004. The decrease in stock-based compensation expense was due to the immediate vesting of certain options granted in 2004. We anticipate that operating expenses will increase over the next twelve months as we continue to incur higher interest expense on higher average outstanding debt balances, increase the number of our employees to support our growth and incur additional expenses related to being a public company, including expenses related to the implementation of the requirements under Sarbanes-Oxley Act.

Net Investment Income (Loss) Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2005 totaled $1.5 million as compared with a net investment loss before income tax expense in 2004 of approximately $2.0 million. This change is made up of the items described above.

Net Investment Gains

For the period ended December 31, 2005, net unrealized investment appreciation totaled approximately $353,000. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee of our Board of Directors. For the year ended December 31, 2005, we recognized approximately $4.1 million of gross unrealized appreciation on 14 of our portfolio investment companies and approximately $3.4 million of gross unrealized depreciation on 15 of our portfolio investment companies. See “—Recent Developments.” Approximately $3.3 million of the unrealized depreciation was due to a reduction in the fair value of one portfolio company. The net unrealized investment gains recognized by the company were reduced by approximately $342,000 for a warrant participation agreement with Citigroup. We generated a net realized gain totaling approximately $482,000 from the sale of common stock of one biopharmaceutical portfolio company. We did not recognize any realized or unrealized gains or losses during the period ended December 31, 2004.

Income Taxes

We are taxed under Subchapter C of the Internal Revenue Code and therefore are subject to corporate-level federal and state income tax.

We account for income taxes in accordance with the provisions of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized.

We intend to seek to be treated as a RIC under Subchapter M of the Code for 2006. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies which, if we were to determine we should pursue such strategies, may diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees. As of the date of this report, we cannot determine the probability that during 2006 we will qualify as RIC when we file our 2006 federal tax return. See “Certain United States Federal Tax Considerations—Taxation as a Regulated Investment Company.”

As such, we have elected to report our financial position and results of operations under Subchapter C of the Code until such time as we can reasonably ascertain that we will meet the required qualifications as a RIC. As a C corporation, we will accrue income tax expense on a quarterly basis until we are able to reasonably determine that we will qualify as a RIC under requirements contained in Subchapter M of the Code. If and when, during 2006, we are able to reasonably determine that we can qualify as a RIC, we would reverse any income tax expense recorded during 2006 and charge to income tax expense the $1.4 million deferred tax asset on the our balance sheet at December 31, 2005. If we had been able to make the determination as of December 31, 2005, the impact of charging the deferred tax to operations would have reduced our NAV by approximately $0.15 per share.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2005 net income totaled approximately $2.1 million compared to a net loss of approximately $2.0 million for the period ended December 31, 2004. These changes are made up of the items previously described.

Basic and diluted net income per share for the year ended December 31, 2005 was $0.30 as compared to a basic loss per share of $1.72 and diluted loss per share of $1.58 for the period ended December 31, 2004. The net income per share for 2005 was affected by an increase in the number of average shares outstanding in 2005 as compared to 2004 of approximately 5.9 million shares and 5.7 million shares on a basic and diluted basis, respectively.

Financial Condition, Liquidity and Capital Resources

We were initially capitalized with approximately $2.6 million in proceeds from the sale of preferred stock in February 2004. In June 2004, we completed an additional private placement offering of 904,635 units at a price of approximately $30.00 per unit. Each unit consisted of two shares of our common stock and two warrants to purchase one share of our common stock at a price of $15.00 per share. All of our then outstanding preferred stock was exchanged for units concurrent with the closing of our private offering in June 2004. We received approximately $23.9 million in total net proceeds from the June 2004 private offering, net of placement fees and other offering-related costs. In February 2005, warrants to purchase 1,175,963 shares of our common stock were exercised, generating proceeds to us of approximately $12.4 million.

In June 2005, we completed our initial public offering of 6,000,000 shares of our common stock at a price of $13.00 per share resulting in net proceeds to us of approximately $70.9 million after deducting offering costs.

On September 7, 2005, we registered 3,801,905 shares of common stock and 673,223 5-year warrants pursuant to its obligations under a registration rights agreement between Hercules and certain shareholders. Prior to registration, these shares of common stock and warrants were restricted within the meaning of the Securities Act of 1933. We did not receive any proceeds from the registration of these securities.

For 2005, net cash used in operating activities totaled $156.7 million as compared to $17.7 million in 2004. This increase was due primarily to $177.8 million used for investments in our portfolio company’s, offset by approximately $18.8 million in principal repayments, as compared to $16.7 million of investments in our portfolio company’s in 2004. Cash provided by investing activities in 2005 totaled $447,000 and was primarily due to proceeds of approximately $531,000 from the sale of common stock in one portfolio company offset by purchases of capital assets and other long-term assets of $84,000. We used $43,000 of cash in investing activities in 2004 that was primarily related to purchases of capital equipment. Net cash provided by financing activities totaled $162.9 million in 2005 as compared to $26.4 million in 2004. In 2005, we received $87.2 million in proceeds from the sale of common stock and $76.0 million from borrowings under our credit facilities, offset by a dividend payment of $245,000. In 2004 we received approximately $26.4 million from the sale of preferred and common stock.

As of December 31, 2005, net assets totaled $114.4 million, with a net asset value per share of $11.67, and we had approximately $15.4 million in cash and cash equivalents. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

As defined under the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of December 31, 2005 was approximately 250%.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of December 31, 2005, based on eligible loans in the investment portfolio and existing advance rates, we had approximately $19.0 million of borrowing capacity available under our existing $100 million securitized credit facility from Citigroup. As additional new loans are originated and funded, we will be able to increase our borrowing capacity under the Citigroup Facility beyond the current $19.0 million. Advances under the facility bear interest at one-month LIBOR plus 165 basis points. There was $51 million outstanding under the Citigroup Facility as of December 31, 2005. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Citigroup Facility. We expect to issue additional equity or debt securities within the next two quarters to continue to fund our investing activities.

On January 19, 2006, we filed a registration statement to sell approximately 3.3 million shares of our common stock with estimated net proceeds to the company of approximately $34 million. In addition, we amended our Citigroup Facility agreement to increase the borrowing capacity from $100.0 million to $125.0 million. We believe these funding sources will allow us to continue investing activities for 3 to 6 months. In order to fund new originations, we intend to pursue additional equity financings and additional borrowing facilities.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2005, we had unfunded commitments of approximately $30.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2005:

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years
Borrowings(2)	$76,000	$25,000	$51,000	—	—
Operating lease obligations	244	244	—	—	—

Total	$76,244	$25,244	$51,000	—	—

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Citigroup credit facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility. See “Recent Developments.”

Borrowings

In April 2005, we entered into a bridge loan credit facility with Alcmene, a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of Hercules, which we refer to as the Bridge Loan Credit Facility. The Bridge Loan Credit Facility is a $25 million secured term loan, which provides for $25 million of available borrowings, all of which was drawn down on April 12, 2005. The Bridge Loan Credit Facility allows for up to an additional $25 million of discretionary supplemental senior secured loans. See “Obligations and Indebtedness.” All amounts outstanding under this credit facility were initially due and payable on October 12, 2005.

On August 1, 2005, we amended our Bridge Loan Credit Facility with Alcmene Funding, LLC. The amended agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At December 31, 2005, the interest rate under the Bridge Loan Credit Facility was 9.76% per year. We had $25.0 million of outstanding borrowings under the Bridge Loan Credit Facility at December 31, 2005.

On August 1, 2005, we, through Hercules Funding Trust I, our affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. Our ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lender’s consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in

January 2007. The Citigroup Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. The Citigroup Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests and to certain interest payment terms. There was $51.0 million of outstanding borrowings under the Citigroup Facility at December 31, 2005. We recently increased the size of our Citigroup Facility. See “Recent Developments.”

In addition, we expect to pursue additional debt financing from the Small Business Administration under its Small Business Investment Company program. We may also seek to enter into an additional securitization facility. See “Obligations and Indebtedness.”

There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us, or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will at some time in the future obtain additional securitized credit facilities. The current lenders have and any future lender or lenders will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business. See “Obligations and Indebtedness.”

Distributions

On October 27, 2005, we declared our first dividend of $0.025 per common share for holders of record on November 1, 2005. This dividend totaled approximately $245,000 and was distributed on November 17, 2005. On December 9, 2005 we declared a dividend of $0.30 per share for stockholders of record on January 6, 2006. The dividend totaled approximately $2.9 million and was distributed on January 27, 2006.

RIC Election

We intend to seek to be taxed as a RIC under Subchapter M of the Code for 2006. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies which, if we were to determine we should pursue, may diminish the desirability of or impede our ability to qualify as a RIC. For example, in order to qualify as a RIC and obtain the tax benefits of such status, a corporation must meet certain requirements, including a qualified source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees. As of the date of this report, we cannot determine the probability that during 2006 we will qualify as RIC when we file our 2006 federal tax return.

As such, we have elected to report our financial position and results of operations under Subchapter C of the Code until such time as we can reasonably ascertain that we will meet the required qualifications for a RIC. As a C corporation, we will accrue income tax expense on a quarterly basis until we are able to reasonably determine that we will qualify as a RIC under the requirements contained in Subchapter M of the Code. If and when, during 2006, we are able to reasonably determine that we can qualify as a RIC, we will reverse any income tax expense recorded during 2006 and charge to income tax expense the $1.4 million deferred tax asset on our balance sheet at December 31, 2005. If we had been able to make the determination as of December 31, 2005, the impact of charging the deferred tax to operations would have reduced our NAV by approximately $0.15 per share.

As long as we qualify as a RIC, we will not be taxed on our “investment company taxable income” or realized net capital gains, to the extent that such taxable income and gains are distributed to stockholders on a timely basis. We may be required, however, to pay federal income taxes on any unrealized net built-in gains in the assets held by us during the period in which we were not (or in which we failed to qualify as) a RIC that are recognized within the following 10 years, unless we make a special election to pay corporate-level tax on such built-in gains at the time of our RIC election or an exception applies. See “Certain United States Federal Income Tax Considerations—Conversion to Regulated Investment Company Status.” Annual tax distributions generally will differ from net income for the fiscal year due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.

In order to qualify as a RIC under Subchapter M of the Code, and to avoid corporate level tax on any distributed income, we must, in general, for each taxable year: (1) have in effect at all times during the taxable year an election to be treated as a business development company, (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income, (3) meet asset diversification requirements as defined in the Code, and (4) distribute to stockholders at least 90% of our investment company taxable income as set forth in the Code. In addition, prior to the end of our first taxable year as a RIC, we must distribute to our stockholders all earnings and profits from periods prior to our qualification as a RIC.

If we qualify and elect for tax treatment as a RIC, we intend to take the steps necessary to qualify for the federal tax benefits allowable to RICs, including distributing annually to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. Unless a stockholder elects otherwise, these distributions will be reinvested in additional shares of our common stock through our dividend reinvestment plan. While we are a RIC, we generally intend to retain any realized net long-term capital gains in excess of realized net short-term capital losses and to elect to treat such net capital gain as deemed distributions to our stockholders. We may, in the future, make actual distributions to our stockholders of some or all of such net capital gains. See “Certain United States Federal Income Tax Considerations—Taxation as a Regulated Investment Company” and “Dividend Reinvestment Plan.” There can be no assurance that we will qualify for treatment as a RIC in 2006 or in any future years.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to (i) the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and (ii) provisions in our future credit facilities, if any. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of the federal income tax benefits allowable to a RIC. We cannot assure stockholders that they will receive any distributions or distributions at any particular level.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Valuation of Portfolio Investments. The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

As a business development company, we invest primarily in illiquid securities, including debt and equity-related securities of private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

At December 31, 2005, approximately 91% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment, and our minority, non-control position. When a qualifying external event such as a significant purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation.

Interest Income. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discounts are amortized into interest income as adjustments to the related loan’s yield over the contractual life of the loan. We stop accruing interest on our investments when it is determined that interest is no longer collectible.

Fee Income. Fee income includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. These fees are generally recognized as income over the life of the loan or when the services are rendered.

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options to employees under our 2004 Equity Incentive Plan. We follow Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“FAS 123R”), to account for stock options granted. Under FAS 123R, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility forfeitures and expected option life.

Recent Developments

At December 31, 2005, we reduced the fair value of an investment in one portfolio company by approximately $3.3 million to the expected realizable fair value of $1.3 million. In January 2006, the principle assets of the portfolio company were sold, and we received a cash distribution of approximately $1.3 million. On February 6, 2006, we received an additional contingent cash distribution of $239,000 which will be accounted for as a loss recovery in the first quarter of 2006. Terms of the asset sale agreement call for two additional contingent payments of up to $500,000 each from which we are contractually entitled to receive approximately $350,000 each, but the conditions of the agreement make receipt and amount of payments uncertain and we will account for any future receipts as loss recoveries at the time of payment.

In December 2005, the Company declared a dividend of $0.30 per share for shareholders of record on January 6, 2006. The dividend payment totaling approximately $2.9 million was distributed to shareholders on January 27, 2006.

On March 6, 2006, we increased our Citibank credit facility from $100 million to $125 million. As of February 28, 2006, we had $61.0 million outstanding under the Citibank credit facility.

On March 6, 2006, we entered into an agreement to repay $10.0 million of the $25.0 million outstanding under our loan with an affiliate of Farallon Capital. We extended the maturity of the remaining $15.0 million from April 12, 2006 to June 30, 2006 and decreased the interest rate from 13.5% to 10.86% per annum.

On March 6, 2006, various funds affiliated with Farallon agreed to purchase $5.0 million of our common stock at a price per share equal to the NAV at February 28, 2006.

Recent Accounting Pronouncements

Recent accounting pronouncements are not considered to have a significant impact on the Company’s financial statements.

OBLIGATIONS AND INDEBTEDNESS

On April 12, 2005, we entered into a Bridge Loan Credit Facility with an affiliate of Farallon Capital Management, L.L.C. to provide us with additional capital to invest prior to the completion of our initial public offering. In addition, on August 1, 2005, we completed the Citigroup Facility, a securitized credit facility. We expect to pursue additional debt financing from the Small Business Administration under its Small Business Investment Company program. We may seek to enter into additional securitization facilities. These various types of facilities are described below.

There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us, or at all. If we are unable to obtain debt capital, then positive investment returns for our equity investors, if any, will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will at some time in the future obtain additional securitized credit facilities. The current lenders have and any future lender or lenders will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business.

Bridge Financing

On April 12, 2005, we entered into a Bridge Loan Credit Facility with Alcmene Funding, L.L.C., a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Bridge Loan Credit Facility consists of a $25 million senior secured first lien term loan, plus up to an additional $25 million of discretionary supplemental senior secured first lien term loans. The supplemental loans, if any, will be made on terms to be agreed upon between us and Alcmene. The Bridge Loan Credit Facility initially matured on October 12, 2005, subject to one six-month extension at our election. Under the original terms of the Bridge Loan Credit Facility, if we elected to extend the maturity date, we would have paid an extension fee of 1% of the principal amount of the outstanding loan. The Bridge Loan Credit Facility is prepayable by us at any time without premium or penalty. The entire principal amount of the Loan is due at maturity. Borrowings under the Bridge Loan Credit Facility originally bore interest at 8.0% per annum through the initial maturity date, and, if we elected to extend the maturity date of the Bridge Loan Credit Facility beyond the initial six-month term, borrowings were to bear interest at 11.5% per annum during any such extension period. In addition, we paid an upfront fee of $500,000 at the time of our initial draw down under the facility and will be obligated to pay a maturity fee of $500,000 upon repayment of the Bridge Loan Credit Facility, whether upon maturity or upon earlier repayment. The Bridge Loan Credit Facility contains a mandatory prepayment provision requiring that we turn over to Alcmene all principal payments that we receive from our loans to portfolio companies if at such time we have less than $5 million in cash or cash equivalents on hand. The Bridge Loan Credit Facility is secured by a first priority lien on substantially all of our assets. Interest on our Bridge Loan Credit Facility is payable in arrears monthly, on the maturity date and on any prepayment date. As of December 31, 2005 we had approximately $25.0 million outstanding under the Bridge Loan Credit Facility. In addition, at December 31, 2005, we had approximately $198,000 of prepaid fees related to the upfront draw down fee and accrued $302,000 for fees related to the maturity fee.

On August 1, 2005, we amended the Bridge Loan Credit Facility. The amendment agreement extended the term of the Bridge Loan Credit Facility to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants.

Our Bridge Loan Credit Facility requires us to meet financial tests with respect to a minimum fixed charge coverage ratio, a minimum senior secured debt coverage ratio, minimum net assets and minimum net assets per share as well as concentration and default limits with respect to portfolio company loans. In addition, our Bridge Loan Credit Facility contains negative covenants limiting, among other things, additional liens and indebtedness, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, loans and advances (other than to our portfolio companies), and other matters customarily restricted in such agreements. Our Bridge Loan Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any security document supporting the Bridge Loan Credit Facility to be in full force and effect, and a change of control of our business. At December 31, 2005 we were in compliance with the covenants of the Bridge Loan Credit Facility.

Securitized Credit Facility

On August 1, 2005, we, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. Our ability to draw on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January. The Citigroup Facility will be collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of our borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. The Citigroup Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. There was $51.0 million of borrowings outstanding under the Citigroup Facility at December 31, 2005.

SBIC Financing

We are pursuing, through our wholly-owned subsidiary Hercules Technology II, L.P., additional debt financing from the Small Business Administration under its Small Business Investment Company program. If we are able to obtain financing under such program, we will be subject to regulation and oversight by the Small Business Administration, including requirements with respect to maintaining certain minimum financial ratios and other covenants. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $119 million. There is no assurance that we will draw up to the maximum limit available under the Small Business Investment Company program.

In January 2005, we formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). On May 3, 2005, HT II filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on June 24, 2005, the HT II received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, HT II was eligible to make pre-approved investments. If HT II’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments. During 2005, HT II funded two preapproved loans of which one was fully repaid in October 2005. At December 31, 2005, Hercules had a net investment of $2.5 million in HT II and there is one outstanding loan in the amount of $2.0 million. HTM is our wholly-owned subsidiary. Hercules is the sole limited partner of HT II and HTM is the general partner.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2005, 24 loans in our portfolio were at fixed rates and 7 loans were at variable rates. Over time additional investments may be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based on LIBOR. At December 31, 2005, the borrowing rate under the Citigroup Facility was LIBOR plus 1.65% and the rate under the Bridge Loan Credit Facility was LIBOR plus 5.6%.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	62
Consolidated Statements of Assets and Liabilities as of December 31, 2005 and 2004	63
Consolidated Schedules of Investments as of December 31, 2005 and 2004	64
Consolidated Statements of Operations for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	69
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	70
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	71
Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Hercules Technology Growth Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Hercules Technology Growth Capital, Inc., including the consolidated schedules of investments, as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included correspondence with each portfolio company. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Technology Growth Capital, Inc. at December 31, 2005 and 2004, the consolidated results of its operations, the changes in its net assets and its cash flows for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    Ernst & Young LLP

San Francisco, California

January 30, 2006,

except for Note 16, as to which the date is

March 6, 2006

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31, 2005	December 31, 2004
Assets
Investments, at value (cost of $176,004,865 and $16,700,000, respectively)	$176,673,226	$16,700,000
Deferred loan origination revenue	(2,729,982)	(285,232)
Cash and cash equivalents	15,362,447	8,678,329
Interest receivable	1,479,375	80,902
Prepaid expenses	1,310,594	20,942
Deferred tax asset	1,454,000	—
Property and equipment, net	77,673	35,231
Other assets	20,546	2,500

Total assets	193,647,879	25,232,672

Liabilities
Accounts payable	150,081	1,979
Income tax payable	1,709,000
Accrued liabilities	1,436,468	152,560
Short-term loans payable	76,000,000	—

Total liabilities	79,295,549	154,539

Net assets	$114,352,330	$25,078,133

Net assets consist of:
Par value	$9,802	$2,059
Paid-in capital in excess of par value	114,524,833	27,117,896
Distributable earnings (accumulated deficit)	(182,305)	(2,041,822)

Total net assets	$114,352,330	$25,078,133

Shares of common stock outstanding ($0.001 par value, 30,000,000 authorized)	9,801,965	2,059,270

Net asset value per share	$11.67	$12.18

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Acceleron Pharmaceuticals, Inc. (3.50%)*	Biopharmaceuticals	Senior Debt Matures June 2009 Interest rate 10.25%	$4,000,000	$3,932,539	$3,932,539
		Preferred Stock Warrants		69,106	68,054

Total Acceleron Pharmaceuticals, Inc.				4,001,645	4,000,593

Guava Technologies, Inc. (3.94%)	Biopharmaceuticals	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$4,500,000	4,397,111	4,397,111
		Preferred Stock Warrants		105,399	103,837

Total Guava Technologies, Inc.				4,502,510	4,500,948

Labopharm USA, Inc. (8.63%)	Biopharmaceuticals	Senior Debt Matures July 2008 Interest rate 11.95%	$9,837,901	9,869,420	9,869,420
Labopharm USA, Inc. (1.20%)		Common Stock		112,335	1,367,268

Total Labopharm USA, Inc.				9,981,755	11,236,688

Merrimack Pharmaceuticals, Inc. (7.89%)	Biopharmaceuticals	Senior Debt Matures October 2008 Interest rate 11.15%	$9,000,000	8,878,668	8,878,668
		Preferred Stock Warrants		155,456	140,675

Total Merrimack Pharmaceuticals, Inc.				9,034,124	9,019,343

Omrix Biopharmaceuticals, Inc. (4.16%)	Biopharmaceuticals	Senior Debt Matures March 2008 Interest rate 11.45%	$4,709,994	4,701,782	4,701,782
		Common Stock Warrants		11,370	58,399

Total Omrix Biopharmaceuticals, Inc.				4,713,152	4,760,181

Paratek Pharmaceuticals, Inc. (8.76%)	Biopharmaceuticals	Senior Debt Matures June 2008 Interest rate 10.6%	$10,000,000	9,889,320	9,889,320
		Preferred Stock Warrants		137,396	141,881

Total Paratek Pharmaceuticals, Inc.				10,026,716	10,031,201

Total Biopharmaceuticals (38.08%)				42,259,902	43,548,954

Atrenta, Inc. (4.38%)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$5,000,000	4,869,095	4,869,095
		Preferred Stock Warrants		102,396	102,886
		Preferred Stock Warrants		33,760	33,760

Total Atrenta, Inc.				5,005,251	5,005,741

Concuity, Inc. (3.99%)	Software	Senior Debt Matures March 2008 Interest rate 9.95%	$4,570,498	4,567,873	4,567,873
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				4,571,373	4,567,873

Gomez, Inc. (1.93%)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$2,197,436	$2,175,075	$2,175,075
		Preferred Stock Warrants		35,000	32,467

Total Gomez, Inc.				2,210,075	2,207,542

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3) (4)
Inxight Software, Inc. (4.38%)	Software	Senior Debt Matures February 2008 Interest rate 10.00%	$5,000,000	$4,956,279	$4,956,279
		Preferred Stock Warrants		55,963	46,735

Total Inxight Software, Inc.				5,012,242	5,003,014

Metreo, Inc. (1.11%)	Software	Senior Debt Matures November 2007 Interest rate 12.95%	$500,000	4,525,714	1,266,000
		Preferred Stock Warrants		50,000	—

Total Metreo, Inc.				4,575,714	1,266,000

Proficiency, Inc. (3.51%)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$4,000,000	3,917,802	3,917,802
		Preferred Stock Warrants		96,370	94,105

Total Proficiency, Inc.				4,014,172	4,011,907

Sportvision, Inc. (3.08%)	Software	Senior Debt Matures June 2008 Interest rate 9.95%	$3,518,716	3,488,119	3,488,119
		Preferred Stock Warrants		39,339	38,523

Total Sportvision, Inc.				3,527,458	3,526,642

Talisma Corp. (2.99%)	Software	Subordinated Debt Matures December 2007 Interest rate 11.25%	$3,410,120	3,378,814	3,378,814
		Preferred Stock Warrants		49,000	43,428

Total Talisma Corp.				3,427,814	3,422,242

Total Software (25.37%)				32,344,099	29,010,961

Wageworks, Inc. (17.12%)	Consumer & business prodcuts	Senior Debt Matures November 2008 Interest rate Prime + 4.00%	$18,583,966	18,379,995	18,379,995
		Preferred Stock Warrants		251,964	1,197,735
Wageworks, Inc. (0.22%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				18,881,954	19,827,725

Total Consumer & Business Products (17.34%)				18,881,954	19,827,725

IKANO Communications, Inc. (14.44%)	Communications & networking	Senior Debt Matures December 2008 Interest rate 9.25%	$16,454,540	16,402,789	16,402,789
		Preferred Stock Warrants		45,460	43,710
		Preferred Stock Warrants		72,344	71,000

Total IKANO Communications, Inc.				16,520,593	16,517,499

Interwise, Inc. (2.46%)	Communications & networking	Senior Debt Matures August 2008 Interest rate 17.50%	$2,809,653	2,809,653	2,809,653

Total Interwise, Inc.				2,809,653	2,809,653

Occam Networks, Inc. (2.79%)	Communications & networking	Senior Debt Matures December 2007 Interest rate 11.95%	$2,559,827	2,540,021	2,540,021
		Preferred Stock Warrants		14,000	286,364
		Common Stock Warrants		17,000	368,935

Total Occam Networks, Inc.				2,571,021	3,195,320

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Optovia Corporation (4.37%)	Communications & networking	Senior Debt Matures September 2006 Interest rate Prime + 7.25%	$5,000,000	$5,000,000	$5,000,000

Total Optovia Corporation				5,000,000	5,000,000

Pathfire, Inc. (4.38%)	Communications & networking	Senior Debt Matures December 2008 Interest rate Prime + 3.65%	$5,000,000	4,938,482	4,938,482
		Preferred Stock Warrants		63,276	64,144

Total Pathfire, Inc.				5,001,758	5,002,626

Total Communications & Networking (28.44%)				31,903,025	32,525,098

Adiana, Inc. (1.76%)	Medical devices & equipment	Senior Debt Matures June 2008 Interest rate Prime + 6.00%	$2,000,000	1,943,979	1,943,979
		Preferred Stock Warrants		67,225	66,404
Adiana, Inc. (0.44%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,511,204	2,510,383

Optiscan Biomedical, Corp. (1.54%)	Medical devices & equipment	Senior Convertible Term Loan Matures March 2008 Interest rate 15.00%	$1,753,164	1,683,063	1,683,063
		Preferred Stock Warrants		80,486	81,185
Optiscan Biomedical, Corp. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,763,549	2,764,248

Power Medical Interventions, Inc. (3.52%)	Medical devices & equipment	Senior Debt Matures June 2008 Interest rate 10.71%	$4,000,000	3,969,515	3,969,515
		Common Stock Warrants		39,195	56,490

Total Power Medical Interventions, Inc.				4,008,710	4,026,005

Xillix Technologies Corp. (4.83%)	Medical devices & equipment	Senior Debt Matures December 2008 Interest rate 12.40%	$5,500,000	5,195,589	5,195,589
		Preferred Stock Warrants		313,108	325,601

Total Xillix Technologies Corp.				5,508,697	5,521,190

Total Medical Devices & Equipment (12.96%)				14,792,160	14,821,826

Affinity Express, Inc. (1.54%)	Internet consumer & business services	Senior Debt Matures November 2007 Interest rate 13.50%	$1,583,531	1,560,450	1,560,450
		Common Stock Warrants		17,000	187,922
		Common Stock Warrants		15,000	12,995
Affinity Express, Inc. (0.22%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,842,450	2,011,367

Invoke Solutions, Inc. (1.31%)	Internet consumer & business services	Senior Debt Matures December 2008 Interest rate 11.25%	$1,500,000	1,457,391	1,457,391
		Preferred Stock Warrants		43,826	44,155

Total Total Invoke Solutions, Inc.				1,501,217	1,501,546

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
RazorGator Interactive Group, Inc. (3.64%)	Internet consumer & business services	Senior Debt Matures January 2008 Interest rate 9.95%	$4,104,553	$4,095,853	$4,095,853
		Preferred Stock Warrants		13,050	64,833
RazorGator Interactive Group, Inc. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total RazorGator Interactive Group, Inc.				5,108,903	5,160,686

Total Internet Consumer & Business Services (7.58%)				8,452,570	8,673,599

Cornice, Inc. (11.24%)	Electronics & computer hardware	Senior Debt Matures November 2008 Interest rate Prime + 4.50%	$5,000,000	4,915,455	4,915,455
		Revolving Line of Credit Matures November 2006 Interest rate Prime + 3.00%	$7,834,131	7,663,375	7,663,375
		Preferred Stock Warrants		101,597	99,336
		Preferred Stock Warrants		35,353	34,230
		Preferred Stock Warrants		135,403	132,390

Total Cornice, Inc.				12,851,183	12,844,786

Sling Media, Inc. (4.29%)	Electronics & computer hardware	Senior Debt Matures January 2009 Interest rate 10.25%	$4,000,000	3,965,029	3,965,029
		Preferred Stock Warrants		38,968	945,365

Total Sling Media, Inc.				4,003,997	4,910,394

Total Electronics & Computer Hardware (15.53%)				16,855,180	17,755,180

Ageia Technologies (7.00%)	Semiconductors	Senior Debt Matures August 2008 Interest rate 10.25%	$8,000,000	7,914,586	7,914,586
		Preferred Stock Warrants		99,190	93,518
Ageia Technologies (0.44%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,513,776	8,508,104

Cradle Technologies (1.75%)	Semiconductors	Senior Debt Matures December 2008 Interest rate Prime + 4.70%	$2,000,000	1,923,049	1,923,049
		Preferred Stock Warrants		79,150	78,730

Total Cradle Technologies				2,002,199	2,001,779

Total Semiconductors (9.20%)				10,515,975	10,509,883

Total Investments (154.50%)				$176,004,865	$176,673,226

*	Value as a percent of net assets
(1)	All debt investments are income producing. Preferred and common stock and all warrants are non-income producing.
(2)	Tax cost at December 31, 2005 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,035,789, $3,367,428 and $668,361, respectively, at December 31, 2005.
(3)	Except for common stock held in Labopharm Biopharmaceuticals, all investments are restricted at December 31, 2005 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Citigroup has an equity participation right on warrants collateralized under the Citigroup facility (see Note 5). The value of their participation right on unrealized gains in the related equity investments was approximately $342,000 at December 31, 2005 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2005.
(5)	All investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2004

(The following investments are all United States enterprises)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Affinity Express, Inc. (6.78%)*	Internet Consumer and business services	Senior Debt Matures November 2007 Interest rate 13.50%	$1,700,000	$1,683,000	$1,683,000
		Common Stock Warrants		17,000	17,000

Total Affinity Express, Inc.				1,700,000	1,700,000

Occam Networks, Inc. (11.96%)	Communications & networking	Senior Debt Matures December 2007 Interest rate 11.95%	$3,000,000	2,969,000	2,969,000
		Preferred Stock Warrants		14,000	14,000
		Common Stock Warrants		17,000	17,000

Total Occam Networks, Inc.				3,000,000	3,000,000

Gomez, Inc. (11.96%)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$3,000,000	2,965,000	2,965,000
		Preferred Stock Warrants		35,000	35,000

Total Gomez, Inc.				3,000,000	3,000,000

Metreo, Inc. (19.94%)	Software	Senior Debt Matures November 2007 Interest rate 10.95%	$5,000,000	4,950,000	4,950,000
		Preferred Stock Warrants		50,000	50,000

Total Metreo, Inc.				5,000,000	5,000,000

Talisma Corp. (15.95%)	Software	Subordinated Debt Matures December 2007 Interest rate 11.25%	$4,000,000	3,951,000	3,951,000
		Preferred Stock Warrants		49,000	49,000

Total Talisma Corp.				4,000,000	4,000,000

Total investments (66.59%)				$16,700,000	$16,700,000

*	Value as a percent of net assets
(1)	All debt investments are income producing. All warrants are non-incoming producing.
(2)	Tax cost at December 31, 2004 equals book cost. The Company has no gross unrealized appreciation or depreciation at December 31, 2004.
(3)	All investments are restricted at December 31, 2004, and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	All investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Period from February 2, 2004 (commencement of operations) to December 31, 2004
Investment income:
Interest	$9,791,214	$214,100
Fees	875,429	—

Total investment income	10,666,643	214,100

Operating expenses:
Interest	1,800,536	—
Loan fees	1,098,507	—
Compensation and benefits	3,705,784	1,164,504
General and administrative	2,285,038	411,418
Stock-based compensation	252,000	680,000

Total operating expenses	9,141,865	2,255,922

Net investment income (loss) before provision for income tax expense and investment gains and losses	1,524,778	(2,041,822)
Income tax expense	255,000	—

Net investment income (loss)	1,269,778	(2,041,822)
Net realized gain on equity investment	481,694	—
Net increase in unrealized appreciation on investments	353,093	—

Net gain on investments	834,787	—

Change in net assets resulting from operations	$2,104,565	$(2,041,822)

Net investment income (loss) before provision for income tax expense and investment gains and losses per common share:
Basic	$0.22	$(1.72)

Diluted	$0.22	$(1.58)

Change in net assets per common share:
Basic	$0.30	$(1.72)

Diluted	$0.30	$(1.58)

Weighted average shares outstanding
Basic	6,939,000	1,187,000

Diluted	7,016,000	1,293,000

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Preferred Stock		Paid-In Capital	Distributable earnings (accumulated deficit)	Net Assets
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2004 (commencement of operations)	—	$—	—	$—	$—	$—	$—
Increase in net assets from capital share transactions:
Issuance of convertible preferred stock, net of placement fees	—	—	600	1	2,574,999	—
Issuance of common stock, net of offering costs	1,809,270	1,809	—	—	23,863,146	—
Conversion of preferred stock to common stock	250,000	250	(600)	(1)	(249)	—

Net increase in net assets from capital share transactions	2,059,270	2,059	—	—	26,437,896	—	26,439,955
Stock-based compensation	—	—	—	—	680,000		680,000
Net decrease in net assets resulting from operations	—	—	—	—	—	(2,041,822)	(2,041,822)

Balance at December 31, 2004	2,059,270	2,059	—	—	27,117,896	(2,041,822)	25,078,133
Increase in net assets from capital share transactions:
Issuance of common stock, net of offering costs	268,134	268	—	—	3,870,542	—
Issuance of shares in lieu of 5 year warrants	298,598	299	—	—	(299)	—
Issuance of shares on exercise of 1 year warrants	1,175,963	1,176	—	—	12,428,744	—
Issuance of common stock in IPO, net of offering costs	6,000,000	6,000	—	—	70,855,950	—

Net increase in net assets from capital share transactions	7,742,695	7,743	—	—	87,154,937	—	87,162,680
Stock-based compensation	—	—	—	—	252,000	—	252,000
Distribution to shareholders	—	—	—	—	—	(245,048)	(245,048)

Increase in net assets from operations:
Net investment income	—	—	—	—	—	1,269,778
Net realized gain on investments	—	—	—	—	—	481,694
Net unrealized depreciation on investments	—	—	—	—	—	(3,285,392)
Net unrealized appreciation on equity investments	—	—	—	—	—	1,118,208
Net unrealized appreciation on warrants	—	—	—	—	—	2,520,277

Net increase in net assets resulting from operations	—	—	—	—	—	2,104,565	2,104,565

Balance at December 31, 2005	9,801,965	$9,802	—	$—	$114,524,833	$(182,305)	$114,352,330

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Period from February 2, 2004 (commencement of operations) to December 31, 2004
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,104,565	$(2,041,822)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(177,834,136)	(16,700,000)
Principal payments received on investments	18,822,828	—
Net unrealized appreciation on investments	(353,093)	—
Net unrealized appreciation on investments due to lender	(342,297)	—
Net realized gain on sale of equity investment	(481,694)	—
Accretion of loan discounts	(358,611)	—
Accretion of loan exit fees	(350,944)	—
Depreciation	23,605	7,533
Stock-based compensation	252,000	680,000
Amortization of deferred loan origination revenue	(790,169)	—
Change in operating assets and liabilities:
Interest receivable	(1,047,529)	(80,902)
Prepaid expenses and other current assets	(1,289,652)	(23,442)
Deferred tax asset	(1,454,000)	—
Accounts payable	148,102	(2,481)
Income tax payable	1,709,000	—
Accrued liabilities	1,283,908	157,020
Deferred loan origination revenue	3,277,238	285,232

Net cash used in operating activities	(156,680,879)	(17,718,862)

Cash flows from investing activities:
Proceeds from sale of equity investment	531,458	—
Purchases of capital equipment	(66,047)	(40,264)
Other long-term assets	(18,046)	(2,500)

Net cash used in investing activities	447,365	(42,764)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	2,575,000
Proceeds from issuance of common stock, net	87,162,680	23,864,955
Dividends paid	(245,048)
Proceeds from short-term loans	76,000,000	—

Net cash provided by financing activities	162,917,632	26,439,955

Net increase in cash	6,684,118	8,678,329
Cash and cash equivalents at beginning of period	8,678,329	—

Cash and cash equivalents at end of period	$15,362,447	$8,678,329

Supplemental disclosures:
Interest paid	$1,704,244	$—
Income taxes paid	—	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Boulder and Chicago areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004, when it sold 600 shares of convertible preferred stock to investors and commenced investment activities in September 2004.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In conjunction with the filing of its December 31, 2006 tax return, the Company intends to seek to be treated for federal income tax purposes as a registered investment company (“RIC”). As of December 31, 2005, the Company cannot determine the probability that during 2006 it will qualify as a RIC when its 2006 tax return is filed. If the Company qualifies as a RIC as of December 31, 2006, the election will be effective as of January 1, 2006.

On June 11, 2005, the Company raised approximately $70.9 million, net of issuance costs, from an initial public offering (“IPO”) of 6,000,000 shares of its common stock.

In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). On May 3, 2005, HT II filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on June 24, 2005, the HT II received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, HT II was eligible to make pre-approved investments. If HT II’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments and additional contributions to regulatory capital. During 2005, HT II funded two preapproved loans of which one was fully repaid in October 2005. At December 31, 2005, the Company has a net investment of $2.5 million in HT II and there is one outstanding loan in the amount of $2.0 million. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner.

In July 2005, the Company formed Hercules Funding I LLC and Hercules Funding Trust I, an affiliated statutory trust, and executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp. (see Note 5).

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The financial statements for the period ended December 31, 2004 include all activities from February 2, 2004 to December 31, 2004. Certain prior period amounts have been reclassified to conform with the current year presentation.

2. Significant Accounting Policies

Use of estimates

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States. This requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, and actual results could differ from those estimates.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Investments

Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“Debt”) and equity growth capital (“Equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms for which market prices are not available, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistent procedures and the recommendations of the Valuation Committee of the Board of Directors. At December 31, 2005, approximately 87.4% of the Company’s net assets are investments in privately held companies which are valued at fair value and approximately 12.6% are valued based on readily available market quotations.

Estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Board of Directors estimates fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Due to the inherent uncertainty in the valuation process, the Board’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

When originating a Debt instrument, the Company will receive warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the Debt and warrants or other equity-related securities received. The Board of Directors estimates the fair value of warrants and other equity-related securities in good faith using a Black-Scholes pricing model and consideration of the issuer’s earnings, sales to third parties of similar securities, the comparison to publicly traded securities, and other factors. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

At each reporting date, privately held Debt and Equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the Debt and Equity securities. An unrealized loss is recorded when an investment has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral or operational performance, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation for the debt or equity security. Conversely, an unrealized gain is recorded when the investment has appreciated in value. Securities that are traded in the over the counter markets or on a stock exchange will be valued at the prevailing bid price at period end.

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control”. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. The Company is deemed

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. At December 31, 2005 and 2004, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

Income Recognition

Interest on loans are computed using a method that results in a level rate of return on principal amounts outstanding. Interest income is recognized as earned in accordance with the contractual terms of the loan agreement. Any difference between the face amount of a loan and its cost basis is accreted into income over the term of the loan. When a loan becomes 90 days or more past due, or if the Company otherwise does not expect to receive interest and principal repayments, we will place the loan on non-accrual status and cease recognizing interest income. The Company placed one loan on non-accrual status during the period ended December 31, 2005 and none in 2004.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. Original issue discounts are accreted into interest income over the life of the loan. These fees and discounts are reflected as adjustments to the loan yield. The Company had approximately $2.7 million and $285,000 of unamortized fees at December 31, 2005 and 2004, respectively, and approximately $351,000 and $0 in exit fees receivable at December 31, 2005 and 2004. respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in 2005 or 2004.

Financing costs

Debt financing costs are fees and other direct incremental costs incurred in obtaining debt financing and are recognized as prepaid expenses or accrued liabilities in the case of back end fees, and are amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. At December 31, 2005, prepaid debt financing costs of approximately $537,000, net of accumulated amortization, and accrued debt financings costs of approximately $387,000 are included in the consolidated statements of net assets and liabilities.

Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with a maturity of less than 90 days to be cash equivalents.

Depreciation and Amortization

Equipment is depreciated on a straight-line basis over an estimated useful life of five years. Software is amortized over three years.

Distributions to Shareholders

Dividends payable to shareholders are recorded on the ex-dividend date.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal Income Taxes

For the periods ended December 31, 2005 and 2004, the Company is taxed under Subchapter C of the Internal Revenue Code and therefore is subject to corporate-level federal and state income tax.

The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized.

Organization Expenses

Organization expenses, totaling $15,000, were expensed upon commencement of operations.

Offering Costs and Placement Fees

Offering costs and placement fees are charged to paid-in capital when shares of the Company are issued. Offering costs and placement fees totaled approximately $7.7 million and $2.9 million for the periods ended December 31, 2005 and 2004, respectively.

Stock-Based Compensation

The Company follows Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), to account for stock options granted. Under FAS 123R, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Earnings per share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing such net income by the sum of the weighted average number of shares outstanding for the period, the dilutive effect of potential shares that could occur upon exercise of warrants and common stock options.

Segments

The Company lends to and invests in customers in various sectors of technology-related and life-sciences sectors. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Investments

A summary of the composition of the Company’s investment portfolio as of December 31, 2005 and 2004 at fair value is shown as follows:

	December 31, 2005		December 31, 2004
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$163.4	92.4%	$12.7	76.0%
Subordinated debt	8.4	4.8%	4.0	24.0%
Preferred stock	3.5	2.0%	—	—
Common stock	1.4	0.8%	—	—

	$176.7	100.0%	$16.7	100.0%

A Summary of the Company’s investment portfolio, at fair value, by geographic location is as follows:

	December 31, 2005		December 31, 2004
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

United States	$159.9	90.5%	$16.7	100.0%
Canada	16.8	9.5%	—	—

	$176.7	100.0%	$16.7	100.0%

During the periods ended December 31, 2005 and 2004, the Company purchased debt investments totaling approximately $175.3 million and $16.7 million, respectively. During the year ended December 31, 2005, the Company exercised an equity participation right with one portfolio company and converted $1,000,000 of debt to equity. In addition, during 2005, the Company purchased equity securities totaling $2.5 million and exercised a warrant for common shares in one public company. The common shares had a fair value of approximately $1.4 million at December 31, 2005. Security transactions are recorded on the trade-date basis.

4. Credit Facility

On April 12, 2005, the Company entered into a bridge loan credit facility (the “Bridge Loan Credit Facility” or the “Loan”) with Alcmene Funding, L.L.C. (“Alcmene”), a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Loan is a $25 million senior secured term loan, which allows for up to an additional $25 million of discretionary supplemental senior secured loans. The Loan matures on April 12, 2006 and is secured by a first lien on all of the Company’s assets, except loans pledged under the Securitization Agreement (See Note 5) which are secured by a second lien. The Loan may be prepaid at any time by the Company without penalty. The Loan contains a mandatory pay-down provision requiring the Company to turn over to Alcmene all principal payments received by the Company from portfolio companies if at such time the Company has less than $5 million in cash or cash equivalents on hand. At December 31, 2005, there was $25 million outstanding under the Loan. The average debt outstanding under the Credit Facility in 2005 was approximately $18.0 million and the average interest rate was approximately 9.02% per annum.

The interest rate on borrowings under the Loan was set at 8% per annum for the initial six-month period. On August 1, 2005, the Company amended the Loan with an agreement extending the term of the Bridge Loan

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility to April 12, 2006. The amendment eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At December 31, 2005, the interest rate on the loan was 9.76% per annum. The loan fees are being amortized over the remaining four-month period. See Note 16.

5. Securitization Agreement

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2007. The Citigroup Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. In addition, the Citigroup Facility provides that Citigroup shall have a participation right equal to 10% of any realized gains, to a maximum of $3.0 million, on equity instruments included in the loan collateral. At December 31, 2005, the Company had recorded an accrued liability for approximately $59,000 for amounts owed to Citigroup on the sale of common stock of one portfolio company. In addition, the Company has recorded an accrued liability of approximately $342,000 related to unrealized gains on equity investments currently included in the collateral pool.

Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of the Company borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. At December 31, 2005, the interest rate on the loan was 6.04% per annum. See Note 16.

At December 31, 2005, the Company, through its special purpose entity (SPE), had transferred pools of loans with a face value of approximately $103.6 million to Citibank and had drawn $51.0 million under the facility. Transfers of loans have not met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Citigroup Facility in 2005 was approximately $2.3 million and the average interest rate was approximately 6.42% per annum.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

The benefit from (provision for) taxes on earnings was as follows (in thousands):

	Years Ended December 31,
	2005	2004
Federal:
Current	$1,365.0	$—
Deferred	(1,266.0)	—

	99.0	—
State:
Current	344.0	—
Deferred	(188.0)	—

	156.0	—

Foreign withholding tax	—	—

Total benefit from (provision for) income taxes	$255.0	$—

At December 31, 2004, the Company had deferred tax assets of approximately $785,718 which were fully reserved with a tax valuation allowance. During 2005, the prior year’s deferred tax asset was fully utilized. Additionally during 2005, the Company determined that it is more likely than not that certain future tax benefits will be realized as a result of historic and current income, and the prospects of future taxable income due to uncertainties that exist regarding the Company’s ability to qualify as a RIC as of December 31, 2006.

Deferred tax assets are related to the following (in thousands):

	Years Ended December 31,
	2005	2004
Net operating loss carryforwards	$—	$535.0
Capitalized assets	2.0	5.0
Expenses not currently deductible	1,452.0	246.0

Gross deferred tax asset	1,454.0	786.0
Valuation allowance	—	(786.0)

Net deferred tax asset	$1,454.00	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	Years Ended December 31,
	2005	2004
Tax at federal statutory rate	35.0%	35.0%
State, net of federal benefit	5.7	5.8
Other Items	3.4	—
Change in valuation allowance	(33.3)	(40.8)

Total	10.8%	—%

As of December 31, 2005, the Company had no net operating loss carryforwards.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company intends to seek to be treated as a RIC when it files its December 31, 2006 tax return. If the Company meets the required qualifications as a RIC, any income timely distributed to its shareholders will not be subject to corporate level federal taxes in those periods that the Company qualifies as a RIC. As such, the deferred tax asset of approximately $1.4 million may have to be charged against earnings as there would be no federal tax expense to offset the deferred tax asset. As of December 31, 2005, the impact of charging off the deferred tax asset would be to reduce the Company’s NAV from $11.67 to $11.52.

7. Shareholders’ Equity

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

In June 2004, the Company sold in a private placement, 904,635 units for gross proceeds of $26,614,080 ($23,864,955 net of placement fees and offering costs of $2,749,125), and all the convertible preferred stock was converted into 125,000 units on a 208.3333-for-1 basis. Each unit consisted of two shares of common stock, which were accompanied by a warrant to purchase one share of common stock within one year (the “1 Year Warrant”), and a warrant to purchase one share of common stock within five years (the “5 Year Warrant”). Each warrant had an exercise price of $15.00 per share through January 13, 2005. As of December 31, 2004, there were no authorized shares of preferred stock.

In conjunction with the Company’s decision to elect to be regulated as a BDC, approximately 55% of the 5 Year Warrants were subject to mandatory cancellation under the terms of the Warrant Agreement with the warrant holder receiving one share of common stock for every two warrants cancelled and the exercise price of all warrants was adjusted to the then current net asset value of the common stock, subject to certain adjustments described in the Warrant Agreement. In addition, the 1 Year Warrants became subject to expiration immediately prior to the Company’s election to become a BDC, unless exercised. On January 14, 2005, the Company notified all shareholders of its intent to elect to be regulated as a BDC and reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57. On February 22, 2005, the Company cancelled 47% of all outstanding 5 Year Warrants and issued 298,598 shares of common stock to holders of warrants upon exercise. In addition, the majority of shareholders owning 1 Year Warrants exercised them, and purchased 1,175,963 of common shares at $10.57 per share, for total consideration to the Company of $12,429,920. All unexercised 1 Year Warrants were then cancelled.

On January 26, 2005, the CEO, the President, and four employees purchased 40,000, 13,500, and 8,567 units for $1,200,000, $405,000 and $257,010, respectively. On January 26, 2005, JMPG also purchased 72,000 units for $2,008,800, which number is net of a placement fee of $151,200, which was paid to an affiliate of JMPG.

On June 9, 2005, the Company raised approximately $70.9 million, net of offering costs, from an IPO of 6,000,000 shares of its common stock.

On September 7, 2005, the Company registered 3,801,905 shares of common stock and 673,223 5-year warrants pursuant to its obligations under a registration rights agreement between the Company and certain shareholders. Prior to registration, the common stock and warrants were restricted securities within the meaning of the Securities Act of 1933. The Company did not receive any proceeds from the registration of these securities.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of activity in the 1 Year and 5 Year Warrants initially attached to units issued for the periods ended December, 2005 and 2004 is as follows:

	One-Year Warrants	Five-Year Warrants
Warrants outstanding at February 2, 2004	—	—
Warrants issued in June 2004	1,029,635	1,029,635

Warrants outstanding at December 31, 2004	1,029,635	1,029,635
Warrants issued in January 2005	134,067	134,067
Warrants cancelled in February 2005	(83,334)	(547,030)
Warrants exercised in February 2005	(1,080,368)	—

Warrants outstanding at December, 2005	—	616,672

Common stock is reserved is as follows:

	December 31,
	2005	2004
Stock options and warrants	7,904,405	5,000,000
Warrants issued in June 2004	616,672	2,059,270

Common stock reserved at December, 2005	8,521,077	7,059,270

8. Equity Incentive Plan

The Company has authorized and adopted an equity incentive plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan as amended and approved by the shareholders in 2005, the Company is authorized to issue 8,000,000 shares of common stock under the 2004 Plan. Unless terminated earlier by the Company’s Board of Directors, the 2004 Plan will terminate on June 9, 2014, and no additional awards may be made under the 2004 Plan after that date.

In 2004, each employee stock option to purchase two shares of common stock was accompanied by a warrant to purchase one share of common stock within one year and a warrant to purchase one share of common stock within five years. Both options and warrants had an exercise price of $15.00 per share on date of grant. On January 14, 2005, the Company notified all shareholders of its intent to elect to be regulated as a BDC and reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57 but did not reduce the strike price of the options (see Note 7). The unexercised one-year warrants expired and 55% of the five-year warrants were cancelled immediately prior to the Company’s election to become a BDC.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s common stock options and warrant activity under the 2004 Plan for the periods ended December 31, 2005 and 2004, is as follows:

	Common Stock Options	One-Year Warrants	Five-Year Warrants
Outstanding at February 2, 2004 (commencement of operations)	—	—	—
Granted—2004	273,436	106,718	106,718
Exercised—2004	—	—	—
Expired—2004	—	—	—

Outstanding, December 31, 2004	273,436	106,718	106,718
Granted—2005	1,270,000
Exercised—2005	—	(95,595)	—
Cancelled—2005	(206,000)	(11,123)	(50,167)
Expired—2005	—	—	—

Outstanding, December 31, 2005	1,337,436	—	56,551

Weighted-average exercise price at December 31, 2005	$13.32	—	$10.57

All of the options granted in 2004 are 100% vested on the date of grant, except for options granted to directors to acquire 30,000 shares which were cancelled in 2005 and options to acquire 16,000 shares granted to employees in December 2004. Options generally vest 25% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2005 options for 202,827 shares were exercisable at a weighted average exercise price of $15.00 per share with a weighted average exercise term of 5.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options and warrants granted during the periods ended December 31, 2005 and 2004 was approximately $1,427,000 and $865,000. During the periods ended December 31, 2005 and 2004, $252,000 and $680,000 of share-based cost was expensed, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements for 2005 was approximately $325,000 and no tax benefit was recognized in 2004. The fair value of options granted in 2005 and 2004 was based upon a Black-Scholes option pricing model using the assumptions in the following table:

	2005	2004
Expected volatility	25%	0%
Expected dividends	8%	0%
Expected term (in years)	4.5	5.0
Risk-free rate	3.88-4.06%	3.9%

9. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	2005	2004
Weighted average common shares outstanding	6,939,000	1,187,000
Dilutive effect of warrants	77,000	—
Dilutive effect of convertible preferred stock	—	106,000

Weighted average common shares outstanding, assuming dilution	7,016,000	1,293,000

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of warrants. The Company has excluded all outstanding stock options from the calculation of diluted net income per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options for approximately 1,337,000 and 273,000 shares of common stock have been excluded for the periods ended December 31, 2005 and 2004, respectively.

10. Related-Party Transactions

In January 2005, the Chief Executive Officer (“CEO”), the President, JMPG and four employees purchased 40,000, 13,500, 72,000 and 8,567 units for $1,200,000, $405,000, $2,008,800 and $257,010, respectively. On January 26, 2005, JMPG also purchased 72,000 units for $2,008,800, which is net of an underwriting discount of $151,200. Each unit consisted of two shares of our common stock, a 1 Year Warrant and a 5 Year Warrant.

The Henriquez Family Trust (the “Trust”) and Glen C. Howard, President of the Company (the “President”) were each issued 100 shares of Series A-2 convertible preferred stock (“Series A-2”) for a total of $250,000 in February 2004. The Trust is affiliated with Manuel A. Henriquez, Chairman of the Board of Directors and CEO.

JMPG, formerly known as Jolson Merchant Partners Group, LLC, purchased 400 shares of Series A-1 convertible preferred stock (“Series A-1”) in February 2004 for $2,500,000 and, in connection therewith, the Company paid a placement fee of $175,000 to JMP Securities LLC (“JMP”), the placement agent for such offering and a wholly-owned subsidiary of JMPG. The CEO owns approximately 0.1% of the fully diluted equity of JMPG.

The Series A-1 and Series A-2 shares described above were sold at a price of $6,250 and $1,250 per share, respectively, to reflect the fact that Series A-1 shares have separate preferential voting rights, and a preference on any distribution of assets over Series A-2.

On June 8, 2005, the Company entered into an Underwriting Agreement with JMP Securities LLC pursuant to which JMP Securities LLC served as the lead underwriter in the Company’s initial public offering completed on June 9, 2006. The Company paid JMP Securities LLC a fee of approximately $3.8 million in connection with their services as the lead underwriter.

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s investee companies. The balance of unused commitments to extend credit at December 31, 2005 totaled approximately $30.2 million. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 31, 2006. Total expense amounted to approximately $221,000 and $102,000 during the periods ended December 31, 2005 and 2004. Future minimum rental commitments totaled $244,000 as of December 31, 2005, all of which are due in 2006.

12. Concentrations of Credit Risk

The Company’s customers are primarily small and medium sized companies in the biopharmaceutical, communications and networking, consumer and business products, electronics and computers, medical device, semicondutor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The largest companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several customers. At December 31, 2005, the Company’s ten largest customers represented approximately 58.7% of the total fair value of its investments. The Company had six investments that represent 5% or more of the fair value of its investments at December 31, 2005. At December 31, 2005, the Company had seven equity investments which represented 100% of the total fair value of its equity investments and each represents 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended with the quarter ended December 31, 2005. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of the results for the full year or for any future quarter.

	Quarter Ended
	3/31/05	6/30/05	9/30/05	12/31/05
Investment income	$753,973	$1,912,824	$3,659,998	$4,339,848
Net investment income (loss) before provision for income tax expense	$32,370	$(333,597)	$884,834	$941,171
Net income	$32,370	$709,795	$1,561,924	$(199,524)
Net income per common share basic	$0.01	$0.14	$0.16	$(0.02)

	Quarter Ended
	3/31/2004(1)(2)	6/30/04	9/30/04	12/31/04
Investment income	$2,435	$2,822	$49,418	$159,425
Net investment income (loss) before provision for income tax expense	$(166,915)	$(993,029)	$(335,823)	$(546,055)
Net income (loss)	$(166,915)	$(993,029)	$(335,823)	$(546,055)
Net income per common share basic	$—	$(5.43)	$(0.16)	$(0.27)

(1)	Operations commenced February 2, 2004.
(2)	There were no common shares outstanding in the first quarter of 2004.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Financial Highlights

Following is a schedule of financial highlights for the years ended December 31, 2005, and for the period from February 2, 2004 (commencement of operations) to December 31, 2004:

	Year Ended December 31, 2005		Period from February 2, 2004 (commencement of operations) to December 31, 2004
Per share data:
Net asset value at beginning of period	$12.18		$13.19	(1)
Net investment income (loss)	0.18		(0.99)
Net realized gain on investments	0.07		—
Net unrealized appreciation	0.05		—

Total from investment operations	0.30		(0.99)
Net decrease in net assets from capital share transactions	(0.82)		(0.35	)(2)
Dividends paid	(0.03)		—
Stock-based compensation expense included in investment loss (3)	0.04		0.33

Net asset value at end of period	$11.67		$12.18

Ratios and supplemental data:
Per share market value at end of period (4)	$11.99		$—
Total return	-7.58	%(6)	N/A
Shares outstanding at end of period	9,801,965		2,059,270
Weighted average number of common shares outstanding	6,939,000		1,187,000
Net assets at end of period	$114,352,330		$25,078,133
Ratio of operating expense to average net assets	11.57%		8.81	%(7)
Ratio of net investment income/(loss) before provision for income tax expense and investment gains and losses to average net assets	1.93%		7.95	%(7)
Average debt outstanding	$20,284,932		$—
Weighted average debt per common share outstanding	$2.92		$—
Portfolio turnover	0.60%		0.00%

(1)	On June 29, 2004, the Company completed its sale of common stock in a private placement at $15.00 per share ($13.19 per share net of offering costs).
(2)	Immediately after the private placement of common stock in June 2004, 600 convertible preferred shares were converted into 125,000 units (see Note 7).
(3)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123 (revised 2004), net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(4)	The Company completed the initial public offering of its common stock in June 2005, therefore, no market value data is presented as of December 31, 2004.
(5)	The total return for the period ended December 31, 2005; is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005, prior to that date shares were issued in a private placement.
(6)	Total market value is the return to an investor who participated in the June 2005 initial public offering and purchased shares at $13.00 per share ($12.18 per share net of offering costs). As no common shares were publicly traded during the period ended December 31, 2004, market value total investment return is not presented.
(7)	Not annualized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Indemnification

The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

16. Subsequent Events

At December 31, 2005, the Company reduced the fair value of an investment in one portfolio company by approximately $3.3 million to the expected realizable fair value of $1.3 million. In January 2006, the principle assets of the portfolio company were sold, and the Company received a cash distribution of approximately $1.3 million. Terms of the asset sale agreement call for two additional contingent payments of up to $500,000 from which we are entitled to received approximately $350,000 each, but the condition of the agreement, make receipt of payments uncertain and the Company will account for any future receipts as loss recoveries at the time of payment. On February 6, 2006, the Company received an additional cash distribution of $239,000 which will be accounted for as a loss recovery in the first quarter of 2006.

In December 2005, the Company declared a dividend of $0.30 per share for shareholders of record on January 6, 2006. The dividend payment totaling approximately $2.9 million was distributed to shareholders on January 27, 2006.

On January 19, 2006, the Company filed a registration statement with the SEC to sell approximately 3.3 million shares of its common stock to existing shareholders in a Rights Offering. The final number of shares sold and the offering price will not be determined until closing of the offering which the Company anticipates will be completed in March 2006. Proceeds from the offering, if completed, will be used to invest in portfolio companies in accordance with the Company’s investment objective and strategy and to pay operating expenses.

On March 6, 2006, the Company entered into an agreement to repay $10.0 million of the $25.0 million outstanding under its Bridge Loan Credit Facility. The Company also extended the maturity of the remaining $15.0 million from August 12, 2006 to June 30, 2006 and decreased the interest rate from 13.5% to 10.86% per annum.

On March 6, 2006, the Company amended the Citigroup facility with an agreement that increased the borrowing capacity under the facility to $125.0 million, increased the advance rate to 60% of eligible loans and increased the eligible capacity for loans by geographic region. The amendment allows for an interest rate of LIBOR plus 2.5% on amounts borrowed in excess of $100.0 million and an interest rate of LIBOR plus 5.0% for amounts borrowed in excess of 55% of eligible loans. The Company agreed to pay a restructuring fee of $150,000 that will be expensed ratably through maturity on July 31, 2006.

On March 6, 2006, various funds affiliated with Farallon agreed to purchase $5.0 million of the Company’s common stock at a price per share equal to the NAV at February 28, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and our Chief Financial and Accounting Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company can be detected.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of the Annual Report on Form 10-K.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors elects our officers who serve at the discretion of the Board of Directors. Our Board of Directors currently consists of three members, one who is an “interested person” of Hercules Technology Growth Capital as defined in Section 2(a)(19) of the 1940 Act and two who are not interested persons and who we refer to as our independent directors. We anticipate that at least one additional independent director will be elected to our Board of Directors by June 2006.

Our executive officers, directors and key employees and their positions are set forth below. The address for each executive officer, director and key employee is c/o Hercules Technology Growth Capital, Inc., 525 University Avenue, Suite 700, Palo Alto, California 94301.

Name	Age	Positions
Interested Director (1)
Manuel A. Henriquez	42	Chairman of the Board of Directors; President and Chief Executive Officer

Independent Directors
Joseph W. Chow (2)(3)(4)(5)	53	Director
Allyn C. Woodward, Jr. (2)(3)(4)(5)	65	Director

Executive Officers
Manuel A. Henriquez	42	Chairman of the Board of Directors; President and Chief Executive Officer
H. Scott Harvey	51	Chief Legal Officer; and Chief Compliance Officer
David M. Lund	52	Vice President of Finance and Corporate Controller
Shane A. Stettenbenz	35	Chief Technology Officer

Key Employees
Glen C. Howard	49	Senior Managing Director
Samir Bhaumik	42	Managing Director
Kathleen Conte	59	Managing Director
John Hershey	44	Managing Director
Roy Y. Liu	45	Managing Director
Edward M. Messman	35	Managing Director
Parag I. Shah	34	Managing Director

(1)	Mr. Henriquez is an interested person, as defined in section 2(a)(19) of the 1940 Act, of the Company due to his position as an officer of the Company and because he is a beneficial owner of securities of JMP Group LLC, the ultimate parent entity of one of the co-dealer managers in this offering.
(2)	Member of the Audit Committee.
(3)	Member of the Valuation Committee.
(4)	Member of the Compensation Committee.
(5)	Member of the Nominating and Corporate Governance Committee.

Interested Director

Manuel A. Henriquez is a co-founder of the company and has been our Chairman and Chief Executive Officer since December 2003 and our President since April 2005. Prior to co-founding our company, Mr. Henriquez was a Partner at VantagePoint Venture Partners, a $2.5 billion multi-stage technology venture fund, from August 2000 through July 2003. Prior to VantagePoint Venture Partners, Mr. Henriquez was the President and Chief Investment Officer of Comdisco Ventures, a division of Comdisco, Inc., a leading technology and financial services company, from November 1999 to March 2000. Prior to that, from March 1997 to November 1999, Mr. Henriquez was a Managing Director of Comdisco Ventures. Mr. Henriquez was a senior member of the investment team at Comdisco Ventures that originated over $2.0 billion of equipment lease, debt and equity transactions from 1997 to 2000. Mr. Henriquez received a B.S. in Business Administration from Northeastern University.

Independent Directors

Joseph W. Chow has served as a director since February 2004. Mr. Chow is Executive Vice President and Chief Risk and Corporate Administration Officer at State Street Corporation, having retired from the company in August 2003 and rejoined it in July 2004. Prior to August 2003, Mr. Chow was Executive Vice President and Head of Credit and Risk Policy at State Street. Before joining State Street in 1990, Mr. Chow worked at Bank of Boston in various international and corporate banking roles and specialized in the financing of emerging-stage high technology companies from 1983 to 1989. Mr. Chow is a graduate of Brandeis University with a B.A. in Economics. He also received an M.C.P. from the Massachusetts Institute of Technology and an M.S. in Management (Finance) from the MIT Sloan School of Management.

Allyn C. Woodward, Jr. has served as a director since February 2004, Mr. Woodward was Vice Chairman of Adams Harkness Financial Group (AHFG—formerly Adams, Harkness & Hill) from April 2001 until January 2006, when AHFG was sold to Canaccord, Inc. He previously served as President from 1995—2001. AHFG was an independent institutional research, brokerage and investment banking firm headquartered in Boston, MA. Prior to joining AHFG, Mr. Woodward worked for Silicon Valley Bank from April, 1990 to April 1995, initially as Executive Vice President and Co-founder of the Wellesley MA office and more recently as Senior Executive Vice President and Chief Operating Officer of the parent bank in California. Silicon Valley Bank is a commercial bank, headquartered in Santa Clara, CA whose principal lending focus is directed toward the technology, healthcare and venture capital industries. Prior to joining Silicon Valley Bank, Mr. Woodward was Senior Vice President and Group Manager of the Technology group at Bank of New England, Boston, MA where he was employed from 1963-1990. Mr. Woodward is currently a Director, Chairman of the Compensation Committee and a member of the Audit Committee of Lecroy Corporation (NASDAQ:LCRY). He is also a former Director of Viewlogic (NASDAQ:VIEW) and Cayenne Software, Inc (NASDAQ:CAYN). Mr. Woodward serves on the Board of Directors of three private companies and is on the Board of Advisors of several venture capital firms. Mr. Woodward is on the Board of Overseers and a member of the Finance Committee of Newton Wellesley Hospital, a 250 bed hospital located in Newton, MA. Mr. Woodward is on the Board of Overseers and the Investment Committee and the Finance Committee of Babson College in Babson Park, MA. Mr. Woodward graduated from Babson College with a degree in finance and accounting. He also graduated from the Stonier Graduate School of Banking at Rutgers University.

Executive Officers who are not Directors

H. Scott Harvey is a co-founder of the company and has been our Chief Legal Officer since December 2003. Mr. Harvey has over 20 years of legal and business experience with leveraged finance and financing public and private technology-related companies. Since July 2002, and prior to Joining us, Mr. Harvey was in a diversified private practice. Previously, Mr. Harvey was Deputy General Counsel of Comdisco, Inc., a leading technology and financial services company, from January 1997 to July 2002. From 1991 to 1997, Mr. Harvey served as Vice President of Marketing, Administration & Alliances with Comdisco, Inc. and was Corporate Counsel from 1983 to 1991. Mr. Harvey received a B.S. in Agricultural Economics from the University of Missouri, a J.D. and LLM in taxation from The John Marshall Law School and an M.B.A. from Illinois Institute of Technology.

David M. Lund joined us in July 2005 as Vice President of Finance and Corporate Controller, and is our Principal Financial and Accounting Officer. He has over 20 years of experience in finance and accounting serving companies in the technology sector. Prior to joining Hercules, Mr. Lund served in senior financial positions for publicly traded companies: InterTrust Technologies, Centillium Communications and Rainmaker Systems, and in private companies: Urban Media, Scion Photonics and APT Technology. Mr. Lund also served in public accounting with Ernst & Young LLP and Grant Thornton LLP. He received a B.S. degree in Business Administration with an emphasis in Accounting from San Jose State University and a B.S. degree in Business Administration with an emphasis in Marketing from California State University, Chico. Mr. Lund is a Certified Public Accountant in the State of California.

Shane A. Stettenbenz joined the company in February 2004 as Vice President—Information Systems and has served as Chief Technology Officer since December 2004. Mr. Stettenbenz previously served as an IT Director for VantagePoint Venture Partners from May 2001 to June 2003. Prior to that, Mr. Stettenbenz was an IT Manager for Comdisco Ventures, a division of Comdisco, Inc. from May 1997 to May 2001. Mr. Stettenbenz attended San Jose State University from 1991 to 1995 while majoring in Management Information Systems.

Key Employees

Samir Bhaumik joined the company in November 2004 as a Managing Director. Mr. Bhaumik previously served as Vice President-Western Region of the New York Stock Exchange from March 2003 to October 2004. Prior to working for the New York Stock Exchange, Mr. Bhaumik was Senior Vice President of Comerica Bank, previously Imperial Bank, from April 1993 to February 2003. Mr. Bhaumik received a B.A. from San Jose State University and an M.B.A from Santa Clara University. He serves on the advisory boards of Santa Clara University Leavey School of Business, Junior Achievement of Silicon Valley and the American Electronics Association- Bay Area council.

Kathleen Conte joined the company as a Managing Director of Life Sciences in November 2004. From December 2003 to November 2004, she worked as an independent consultant. From 1993 to December 2003, she served as Senior Vice President at Comerica Bank running its West Coast Life Sciences Group. Ms. Conte was at Prudential Capital Corporation from 1987 to 1993 originating structured private placements. Prior to that she spent 13 years at Wells Fargo Bank in various lending positions. Ms. Conte holds a B.A. degree and an M.B.A. from the University of Delaware.

John D. Hershey joined the company in September 2005 as a Managing Director. From July 2004 to August 2005, he worked as an independent consultant. From October 2000 to June 2004, Mr. Hershey served as a Managing Director at Infinity Capital, an early stage venture capital firm where he co-managed the firm’s software and services investing group. Prior to Infinity Capital, Mr. Hershey worked as a Managing Director at Banc of America Securities from May 1995 to September 2000. At Banc of America Securities, Mr. Hershey managed the firm’s Internet Investment Banking group and served on the firm’s Fairness Opinion Commitment Committee. From July 1990 to November 2003, Mr. Hershey was an Associate at James D. Wolfensohn, Inc., where he helped manage Wolfensohn Associates L.P., an all stage venture capital fund. Mr. Hershey received a B.A. degree in Economics from University of California, Davis and an M.B.A from the University of Chicago.

Glen C. Howard is a co-founder of the company, served as our President from December 2003 until April 2005 and is currently our Senior Managing Director. Mr. Howard has over 18 years of experience with structured finance and financing public and private technology-related companies. Prior to co-founding Hercules Technology Growth Capital, Mr. Howard served as a Principal with Pearl Street Group, a specialty finance company, from May 2001 to October 2003. From September 1999 to May 2001, Mr. Howard was a Managing Director of Comdisco Ventures, a division of Comdisco, Inc., a leading technology and financial services company. Prior to that, Mr. Howard was a Senior Associate of Comdisco Ventures from February 1997 to September 1999. Mr. Howard was a senior member of the investment team at Comdisco Ventures that originated over $2.5 billion of equipment lease, debt and equity transactions from 1997 to 2001. Prior to joining Comdisco Ventures, Mr. Howard was Vice President of Comdisco, Inc. where he was actively involved in the management and marketing of structured finance products to private and public technology-related companies. Mr. Howard received a B.S. in Systems Industrial Engineering from the University of Arizona and an M.B.A. from Saint Mary’s College.

Roy Y. Liu joined the company as a Managing Director in April 2004. Mr. Liu has over 20 years experience in operations and finance of technology companies. Formerly, Mr. Liu was a Vice President at GrandBanks Capital, an early-stage, information technology-focused venture capital firm. From 2000 to 2002, Mr. Liu was a founding principal of VantagePoint Structured Investments, a debt fund affiliated with VantagePoint Venture Partners. Prior to joining VantagePoint, Mr. Liu was VP Finance and Chief Financial Officer for toysmart.com,

Inc. Prior to joining toysmart.com, he was a First Vice President and co-founded Imperial Bank’s Emerging Growth Industries Boston office in 1997, where he focused specifically on debt financing for venture-backed companies. Prior to co-founding Imperial Bank’s Emerging Growth Industries Boston office, Mr. Liu was the Chief Financial Officer of Microwave Bypass Systems, Inc. Prior to joining Microwave Bypass, Mr. Liu was Vice President and head of the High Tech Lending group for State Street Bank & Trust Co. Mr. Liu started his finance career in the Acquisition Finance Division of the Bank of Boston. Prior to his career in finance, Mr. Liu worked four years at IBM in research and product development. He holds a B.S. degree in Electrical Engineering and an M.B.A. from the University of Michigan.

Edward M. Messman joined the company in July 2005 as a Managing Director. From June 2004 to July 2005, Mr. Messman served as the Southwest Regional Market Manager of the Structured Finance Group of Silicon Valley Bank. Prior to Silicon Valley Bank, Mr. Messman worked as an independent consultant from December 2003 to June 2004. From October 1998 to December 2003, Mr. Messman was Vice President of Comerica Bank, previously Imperial Bank, where he formed and managed the Technology and Life Sciences group in Denver, Colorado covering the Rocky Mountain region. Mr. Messman received a B.S. degree in International Business from Grand Canyon University and an M.B.A from the University of Colorado.

Parag I. Shah joined the company in November 2004 as Managing Director of Life Sciences. From April 2000 to April 2004, Mr. Shah served as a Senior Vice President in Imperial Bank’s Life Sciences Group, which was acquired by Comerica Bank in early 2001. Prior to working at Comerica Bank, Mr. Shah was an Assistant Vice President at Bank Boston from January 1997 to March 2000. Bank Boston was acquired by Fleet Bank in 1999. Mr. Shah completed his Masters degrees in Technology, Management and Policy as well as his Bachelors degree in Molecular Biology at the Massachusetts Institute of Technology (MIT). During his tenure at MIT, Mr. Shah conducted research at the Whitehead Institute for Biomedical Research and was chosen to serve on the Whitehead Institute’s Board of Associates in 2003.

Board of Directors

The number of directors is currently fixed at three directors. We expect that at least one additional independent director will be elected to our Board of Directors by June 2006.

Our Board of Directors is divided into three classes. One class holds office for a term expiring at the annual meeting of stockholders to be held in 2006, a second class holds office for a term expiring at the annual meeting of stockholders to be held in 2007, and a third class holds office for a term expiring at the annual meeting of stockholders to be held in 2008. Each director holds office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Mr. Woodward’s term expires in 2006, Mr. Henriquez’s term expires in 2007 and Mr. Chow’s term expires in 2008. At each annual meeting of our stockholders, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election and until their successors are duly elected and qualify.

In connection with its purchase of our preferred stock in February 2004, we granted JMP Asset Management LLC the right to designate one observer to attend meetings of our Board of Directors, other than executive sessions, committee meetings or subcommittee meetings consisting solely of independent directors until February 2007. After the expiration of this initial period, the independent directors on our board will consider, on an annual basis, the extension of such observation rights for an additional one year period. Upon certain events resulting in a change of control of JMP Asset Management LLC, its observation rights will immediately terminate.

Compensation of Directors

As compensation for serving on our Board of Directors, each of our independent directors receives an annual fee of $50,000 and an additional $2,000 per each meeting of the board attended. Employee directors and non-independent directors do not receive compensation for serving on the board. Independent directors who serve on board committees receive cash compensation in addition to the compensation they receive for service on our Board of Directors. The chairperson of each committee of our Board of Directors receives an additional $15,000 per year and all committee members receive an additional $2,000 for each committee meeting they attend. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors.

On June 21, 2005, we applied for exemptive relief from the SEC to permit us to grant options to purchase our common stock to our non-employee directors as a portion of their compensation for service on our Board of Directors. If we do not receive exemptive relief we will put in place and consider alternative compensation benefits for the independent directors, which would include an immediate grant or retainer as well as an ongoing annual grant or retainer.

Committees of the Board of Directors

Audit Committee. Our Board of Directors has established an Audit Committee. The Audit Committee is comprised of Messrs. Chow and Woodward, each of whom is considered an independent director and satisfies the independence requirements for purposes of the Nasdaq National Market listing standards, and we will add another independent director to our board by June 2006 who will become a member of the Audit Committee. Mr. Chow serves as Chairman of the Audit Committee. The qualifications of each member of the Audit Committee are set forth in the preceding paragraphs of this Item 10.

The Audit Committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. During the last fiscal year, the Audit Committee held two meetings.

Valuation Committee. Our Board of Directors has established a Valuation Committee. The Valuation Committee is comprised of Messrs. Chow and Woodward, each of whom is an independent director and, we will add another independent director to our board by June 2006 who will become a member of the Valuation Committee. Mr. Woodward serves as chairman of the Valuation Committee. The Valuation Committee is responsible for reviewing and recommending to the full board the fair value of debt and equity securities that are not publicly traded in accordance with established valuation procedures. The Valuation Committee may utilize the services of an independent valuation firm in arriving at fair value of these securities. During the last fiscal year, the Valuation Committee held three meetings.

Compensation Committee. Our Board of Directors has established a Compensation Committee. The Compensation Committee is comprised of Messrs. Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the Nasdaq National Market listing standards, and we will and another independent director to our board by June 2006 who will become a member of the Compensation Committee. Mr. Woodward serves as Chairman of the Compensation Committee. The Compensation Committee determines compensation for our executive officers, in addition to administering our 2004 Equity Incentive Plan, which is described below. During the last fiscal year, the Compensation Committee held three meetings.

Nominating and Corporate Governance Committee. Our Board of Directors has established a Nominating and Corporate Governance Committee. The nominating and corporate governance committee is comprised of Messrs. Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the Nasdaq National Market listing standards, and we will add another independent director to our board by June 2006 will become a member of the Nominating and Corporate Governance Committee. Mr. Chow serves as chairman of the Nominating and Corporate Governance Committee. The

Nominating and Corporate Governance Committee will nominate to the Board of Directors for consideration candidates for election as directors to the Board of Directors. During the last fiscal year, the Nominating and Corporate Governance Committee did not hold a meeting to discuss candidate nominations. Discussions regarding corporate governance were held in conjunction with the meetings of the Board of Directors.

Until investment funds controlled by Farallon Capital Management, L.L.C. beneficially own less than 10% of our outstanding common stock, Farallon Capital Management, L.L.C. has the right to recommend one person to our Nominating and Corporate Governance Committee for consideration as a nominee to our Board of Directors, provided that such person qualifies as an independent director under the 1940 Act. Farallon Capital Management, L.L.C. has not chosen to recommend any nominees to our Board of Directors.

Until investment funds controlled by JMP Asset Management LLC beneficially own less than 10% of our outstanding common stock, JMP Asset Management LLC has the right to recommend two people to our Nominating and Corporate Governance Committee for consideration as a nominee to our Board of Directors, provided that such persons qualify as independent directors under the 1940 Act. JMP Asset Management LLC has not chosen to recommend any nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

During 2005, David Lund failed to file one Form 3 on a timely basis and Allyn Woodward failed to file one Form 4 on a timely basis.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http://www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11. Executive Compensation

Compensation of Executive Officers

Under SEC rules applicable to business development companies, we are required to set forth certain information regarding the compensation of certain of our executive officers and directors. The following table sets forth information regarding the compensation earned by our directors and our five highest paid executive officers (collectively, they are referred to as “Compensated Persons”) in all capacities during the fiscal year ending December 31, 2005. No compensation is paid to directors, in their capacity as such, who are “interested persons.”

Summary Compensation Table

					Long-Term Compensation				All Other Compensation (2) ($)
		Annual Compensation			Awards			Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual (Aggregate) Compensation (from the Company) ($)	Restricted Stock Award(s) ($)	(Number of) Securities Underlying Options/ SARS (#)		(Pension or Retirement Benefits Accrued as Part of Company Expenses (1)) LTIP Payouts ($)
Independent Directors:
Joseph W. Chow	2005			$77,500		—		—	$77,500
Allyn C. Woodward, Jr.	2005			79,000		—		—	79,000

Executive Officers:
Manuel A. Henriquez	2005	$308,506	$700,000	1,008,506		605,000	(3)	—	—
H. Scott Harvey.	2005	151,200	100,000	251,200		141,000	(4)	—	—
David M. Lund	2005	74,490	50,000	124,490		40,000	(6)	—	—
Shane A. Stettenbenz	2005	129,446	60,000	189,446		95,000	(7)	—	—

Former Officer:
Glen C. Howard	2005	216,231	—	216,231		32,000	(8)	—	—

(1)	We do not have a profit sharing or retirement plan, and directors do not receive any pension or retirement benefits. Officers and employees are eligible for annual bonuses based on performance measured against specific goals and approved by the Board of Directors.
(2)	Consists only of directors’ fees we paid in 2005. Such fees are also included in the column titled “Aggregate Compensation from the Company.”
(3)	Represents options to purchase 605,000 shares of our common stock at an exercise price per share equal to $13.00 issued under our 2004 Equity Incentive Plan.
(4)	Represents options to purchase 141,000 shares of our common stock at an exercise price per share equal to $13.00 issued under our 2004 Equity Incentive Plan.
(5)	Mr. Lund joined us in July 2005, and his compensation reflects less than a full year of service.
(6)	Represents options to purchase 40,000 shares of our common stock at an exercise price per share equal to $13.00 issued under our 2004 Equity Incentive Plan.
(7)	Represents options to purchase 95,000 shares of our common stock at an exercise price per share equal to $13.00 issued under our 2004 Equity Incentive Plan.
(8)	Represents options to purchase 32,000 shares of our common stock at an exercise price per share equal to $13.00 issued under our 2004 Equity Incentive Plan.

Compensation of Portfolio Management Employees

The compensation of our investment committee, consisting of our Chief Executive Officer, our Senior Managing Director, our Chief Legal Officer and our Vice President of Finance, is set by the compensation committee of our Board of Directors. The investment committee is compensated in the form of annual salaries, annual cash bonuses based on performance measured against specific goals and long-term compensation in the form of stock option grants. The compensation program is designed so that a substantial portion of each member of the investment committee’s compensation is dependent upon the performance of our portfolio of investments and our profitability.

Salaries and Annual Bonus

The compensation committee of our Board of Directors meets with the Chief Executive Officer to receive his recommendations regarding the salary and annual bonus for each member of the investment committee other than the Chief Executive Officer. The committee also considers the recent performance of our portfolio of investments and our profitability in light of general economic and competitive conditions. Based on this information and any other considerations it deems relevant, the compensation committee sets salaries and annual bonus guidelines in its sole discretion.

Long Term Compensation

Long-term performance-based compensation generally includes stock option grants under our 2004 Equity Incentive Plan. Stock option grants to each investment committee member are based on criteria established by the compensation committee, including responsibility level, salary level, committee member performance, overall investment portfolio performance and overall profitability.

Option Grants in Last Fiscal Year

The following table sets forth information concerning options and warrants to purchase shares of our common stock granted to our Compensated Persons.

Option Grants During 2005

Name	Number of Securities Underlying Option		Expiration Date	Percent of Total Options Granted to Employees in Fiscal Year	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5%	10%
Manuel A. Henriquez	605,000	(1)	6/17/12	47.64%	$3,201,845	$7,461,660
H. Scott Harvey	141,000	(1)	6/17/12	11.10%	746,215	1,738,998
David M. Lund	40,000	(2)	7/15/12	3.15%	211,692	493,333
Shane A. Stettenbenz	95,000	(1)	6/17/12	7.48%	502,769	1,171,666
Glen C. Howard	32,000	(1)	6/17/12	2.52%	169,354	394,666

(1)	Issued in connection with the Company’s initial public offering.
(2)	Issued in connection with employment.
(3)	The amounts shown on this table represent hypothetical gains that could be achieved for the respective options or warrants if exercised at the end of the term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options or warrants were granted to their expiration date. The gains shown are net of the applicable exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on exercises will depend on the future performance of our common stock, the holder’s continued employment through the option or warrant period and the date on which the options or warrants are exercised. If our common stock does not increase in value after the grant date of the options and warrants, the options and warrants are valueless.

Employment Agreement

We intend to enter into an employment agreement with Mr. Henriquez which will provide for a three-year term with automatic one-year renewals.

The employment agreement for Mr. Henriquez will provide a base salary and provide that he is entitled to participate in an annual incentive performance based bonus and long term retention program. Under such program, he will be eligible to receive up to 200% of his base salary depending on our performance against certain criteria to be established annually by the compensation committee of the Board of Directors. He will also be contractually entitled to participate in our 2004 Stock Option Plan described below.

If we terminate Mr. Henriquez’s employment by reason of a disability, he would be entitled to receive from us the difference between his then current base salary plus annual incentive bonus, long-term retention program and any long-term disability benefits for two years. Additionally, Mr. Henriquez’s unvested options, which are scheduled to vest within two years of the termination date, would immediately vest. All vested options would expire unless exercised within 18 months of the termination date. If we terminate Mr. Henriquez’s employment for any reason other than for a disability or cause, he would be entitled to receive his base salary and annual incentive bonus for a period of two years from the date of termination. These payments would also be made if Mr. Henriquez resigned for good reason. Mr. Henriquez will also receive severance if he is terminated in connection with a change of control or if he is not notified that the employment agreement will be continued upon a change in control.

In the event that we terminate Mr. Henriquez’s employment for cause or in the event that he voluntarily terminates his employment for other than good reason, all unvested stock options would be forfeited and he would have no more than 90 days to exercise any vested but unexercised options.

Upon termination of employment, Mr. Henriquez would be subject to certain non-compete covenants. These covenants would generally apply for one year, although should Mr. Henriquez resign with good reason, the covenants would apply for only six months following the date of resignation. Mr. Henriquez’s employment agreement will require that he maintain the confidentiality of our confidential information during and after the period of his employment.

Other than as described above, we have not entered into any employment agreements.

2004 Equity Incentive Plan

Our Board of Directors and our stockholders have approved the 2005 Amendment and Restatement of the Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan, for the purpose of attracting and retaining the services of executive officers, directors and other key employees. Under the 2004 Equity Incentive Plan, our compensation committee may award incentive stock options within the meaning of Section 422 of the Code, or ISOs, to employees, and nonstatutory stock options to employees and directors.

Under the 2004 Equity Incentive Plan, we have authorized for issuance up to 8,000,000 shares of common stock. Participants in the 2004 Equity Incentive Plan may receive awards of options to purchase our common stock, as determined by our compensation committee. Options granted under the 2004 Equity Incentive Plan generally may be exercised for a period of no more than seven years from the date of grant. Unless sooner terminated by our Board of Directors, the 2004 Equity Incentive Plan will terminate on the tenth anniversary of its adoption and no additional awards may be made under the 2004 Equity Incentive Plan after that date. The 2004 Equity Incentive Plan provides that all awards granted under the plan are subject to modification as required to ensure that such awards do not conflict with the requirements of the 1940 Act applicable to us.

In connection with certain awards made under the 2004 Equity Incentive Plan prior to our initial public offering, we issued warrants to purchase one share of common stock with up to a 1-year term, which we refer to as the “1-year warrants”, and warrants to purchase one share of common stock with a 5-year term, which we refer to as the “5-year warrants”. The 1-year warrants and 5-year warrants issued to executive officers and other key employees under our 2004 Equity Incentive Plan are generally subject to the same terms and conditions as the warrants included in the units offered by us in our June 2004 private placement, except that the warrants issued in connection with option grants under the 2004 Equity Incentive Plan will be transferable only by will or intestacy. See “Description of Capital Stock—5-Year Warrants.”

In connection with our election to be regulated as a business development company, the exercise price for all of our outstanding 1-year warrants and 5-year warrants, including those granted under the 2004 Equity Incentive Plan, was reduced to $10.57 per share, the net asset value per share of our common stock on the date of determination, as adjusted in accordance with the terms of such warrants. All 1-year warrants, including those outstanding under the 2004 Equity Incentive Plan, that were not exercised in connection with our election to be regulated as a business development company were canceled. In addition, 5-year warrants, including those granted under the 2004 Equity Incentive Plan, to purchase an aggregate of 597,196 shares of our common stock were canceled pro rata among holders of 5-year warrants and 298,598 shares of our common stock were simultaneously issued to such holders at a rate of one share of common stock for two 5-year warrants so cancelled, in each case in accordance with the terms of such warrants. Following our election to be regulated as a business development company, 5-year warrants to purchase an aggregate of 673,223 shares of our common stock remained outstanding at an exercise price per share equal to $10.57. We do not anticipate issuing any additional warrants under the 2004 Equity Incentive Plan.

Options granted under the 2004 Equity Incentive Plan will entitle the optionee, upon exercise, to purchase shares of common stock from us at a specified exercise price per share. ISOs must have a per share exercise price of no less than the fair market value of a share of stock on the date of the grant or, if the optionee owns or is treated as owning (under Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of our stock, 110% of the fair market value of a share of stock on the date of the grant. Nonstatutory stock options granted under the 2004 Equity Incentive Plan must have a per share exercise price of no less than the fair market value of a share of stock on the date of the grant. Options will not be transferable other than by laws of descent and distribution, or in the case of nonstatutory stock options, by gift, and will generally be exercisable during an optionee’s lifetime only by the optionee.

Our compensation committee administers the 2004 Equity Incentive Plan and has the authority, subject to the provisions of the 2004 Equity Incentive Plan, to determine who will receive awards under the 2004 Equity Incentive Plan and the terms of such awards. Our compensation committee will have the authority to adjust the number of shares available for awards, the number of shares subject to outstanding awards and the exercise price for awards following the occurrence of events such as stock splits, dividends, distributions and recapitalizations. The exercise price of an option may be paid in the form of shares of stock that are already owned by such optionholder.

Upon specified covered transactions (as defined in the 2004 Equity Incentive Plan), all outstanding awards under the 2004 Equity Incentive Plan may either be assumed or substituted for by the surviving entity. If the surviving entity does not assume or substitute similar awards, the awards held by the participants will be accelerated in full and then terminated to the extent not exercised prior to the covered transaction.

Awards under the 2004 Equity Incentive Plan will be granted to our executive officers and other employees as determined by our compensation committee at the time of each issuance. In connection with our initial public offering, our compensation committee approved the grant of:

•	options to purchase an aggregate of 266,000 shares common stock to our officers and employees other than Messrs. Henriquez, Howard, Harvey and;

•	an option to Mr. Henriquez to purchase 605,000 shares of common stock;

•	an option to Mr. Howard to purchase 32,000 shares of common stock; and

•	an option to Mr. Harvey to purchase 141,000 shares of common stock.

The exercise price per share for all such options is $13.00 per share, the public offering price of our common stock in our initial public offering. Including the foregoing grants, the outstanding options granted to our executive officers and other employees represent approximately 10.6% of our fully-diluted equity capitalization. We expect that, subject to compliance with applicable regulations governing business development companies, we will grant additional awards to our officers and employees. The options and warrants granted to our executive officers and employees in connection with our initial public offering (including those granted following the closing of our initial public offering described in the preceding sentence) will generally vest over a three-year period, one-third after one year and monthly thereafter. We expect that any options granted to our non-employee directors will generally vest over two years, in equal installments on each of the first two anniversaries of the date of grant, subject to our receipt of exemptive relief from the SEC.

Option Grants to Non-Employee Directors

Under current SEC rules and regulations applicable to business development companies, a business development company may not grant options to non-employee directors. On June 21, 2005, we applied for exemptive relief from the SEC to permit us to grant options to purchase shares of our common stock to our non-employee directors as a portion of their compensation for service on our Board of Directors. We cannot provide any assurance that we will receive any exemptive relief from the SEC.

Restricted Stock, Dividend Equivalent Rights or Other Similar Rights

Under current SEC rules and regulations applicable to business development companies, a business development company may not grant restricted stock to employees or dividend equivalent rights to option holders. Dividend equivalent rights allow an optionholder to receive the economic value of dividends on the stock underlying the options prior to exercise of the option. We intend to apply for exemptive relief from the SEC to permit us to issue restricted stock to our employees. We cannot provide any assurance that we will receive any such exemptive relief from the SEC. If the SEC does not grant us exemptive relief, we will evaluate alternative incentive plan arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth, as of December 31, 2005, information with respect to compensation plans under which equity securities of the registrant are authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans not previously approved by security holders.

A description of the 2004 Equity Incentive Plan from which forms the basis of the Equity Compensation Plan Information below can be found in this Annual Report on Form 10-K in response to Part III, Item 10.

Equity Compensation Plan Information

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrant And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	1,393,987	$13.39	6,510,418
Equity Compensation Plans Not Approved By Security Holders	0	$0.00	0
Total

Security Ownership of Certain Beneficial Owners and Management

No person will be deemed to control us, as such term is defined in the 1940 Act.

The following table sets forth, as of December 31, 2005, information with respect to the beneficial ownership of our common stock by:

•	each person known to us to beneficially own more than 5% of the outstanding shares of our common stock based on our records of ownership of our common stock as of the date of our initial public offering and filings submitted by these companies to the SEC regarding their ownership of our common stock.

•	each of our directors and each executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of January 19, 2006 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of beneficial ownership is based on 9,801,965 shares of common stock outstanding as of December 31, 2005.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by spouses under applicable law, and maintains an address of c/o Hercules Technology Growth Capital, Inc., 525 University Avenue, Suite 700, Palo Alto, California 94301.

	Shares of Common Stock Beneficially Owned
Name and Address	Number Of Shares	Percentage of Class
Principal Stockholders:
JMP Group LLC (1) 600 Montgomery Street, Suite 1100 San Francisco, CA 94111	1,233,882	12.4%

Farallon Capital Management, L.L.C. (2) One Maritime Plaza, Suite 1325 San Francisco, CA 94111	941,240	9.5%

T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	656,900	6.7%

Cornell Place, LLC (3) 225 Broadway, 15th Floor New York, NY 10007	627,496	6.3%

Wellington Management Company, LLP (3) 75 State Street Boston, MA 02109	536,600	5.5%

Jolson 1996 Trust (5)	481,698	4.9%

(1)	Information as of January 17, 2006 includes 152,797 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants. JMP Group LLC may be deemed to beneficially own shares of our common stock, including shares of common stock issuable upon the exercise of outstanding 5-year warrants, held of record by certain investment funds for which its wholly-owned subsidiary, JMP Asset Management LLC, acts as either general partner or investment adviser. JMP Group LLC and JMP Asset Management LLC each disclaim beneficial ownership of all shares held of record by the funds to the extent attributable to partnership or equity interests therein held by persons other than JMP Group LLC, JMP Asset Management LLC, or their affiliates. Joseph A. Jolson serves as Chief Executive Officer of JMP Group LLC.
(2)	Includes 132,480 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants. Farallon Capital Management, L.L.C. may be deemed to beneficially own shares of our common stock, including shares of common stock issuable upon the exercise of outstanding 5-year warrants, held of record by certain investment funds affiliated with Farallon Capital Management, L.L.C.
(3)	Information about the beneficial ownership of our principal stockholders is derived from filings made by them with the SEC.
(4)	Includes 88,323 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants. D.B. Zwirn Special Opportunities Fund, L.P. manages Cornell Place, LLC. D.B. Zwirn & Co., L.P. is the manager of D.B. Zwirn Special Opportunities Fund, L.P. Daniel B. Zwirn controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn & Co., L.P.
(5)

Includes 337,200 shares of our common stock and 52,994 shares of our common stock issuable upon the exercise of outstanding 5-year warrants held by the Jolson 1996 Trust. Joseph A. Jolson serves as the trustee of the Jolson 1996 Trust and, as a result, mat be deemed to beneficially own such shares of common stock, including such 5-year warrants to purchase shares of common stock. This does not include 54,996 shares of our common stock and 9,008 shares of our common stock that can be acquired upon the exercise of 5-year warrants held by The Jolson Family Foundation. Mr. Jolson may be deemed to beneficially own the shares of common stock, including the 5-year warrants to purchase shares of common stock held of record by The Jolson Family Foundation, for which he serves as the President. Mr. Jolson disclaims beneficial ownership of all such shares held of record by the The Jolson Family Foundation.

	Shares of Common Stock Beneficially Owned
Name and Address	Number Of Shares	Percentage of Class
Directors and Executive Officers
Manuel A. Henriquez (1)	543,572	5.5%
H. Scott Harvey (2)	23,933	*
David M. Lund	2,000	*
Shane A. Stettenbenz	1,100	*
Allyn C. Woodward, Jr.	4,000	*
Joseph W. Chow (3)	5,647	*
All directors and executive officers as a group (5 persons) (4)	580,252	5.9%

*	Less than 1%.
(1)	Includes 75,075 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants and 125,000 shares of common stock that can be acquired upon the exercise of outstanding options. Includes shares of our common stock and 5-year warrants held by certain trusts controlled by Mr. Henriquez.
(2)	Includes 4,279 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants and 12,821 shares of common stock that can be acquired upon the exercise of outstanding options.
(3)	Includes 794 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants.
(4)	Includes 80,148 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants and 137,821 shares of common stock that can be acquired upon the exercise of outstanding options.

The following table sets forth as of January 17, 2006, the dollar range of our securities owned by our directors and employees primarily responsible for the day-to-day management of our investment portfolio.

Name	Dollar Range of Equity Securities in the Company	Aggregate Dollar Range of Equity Securities in all Registered Investment Companies Overseen By Director in Family of Investment Companies
Independent Directors
Joseph W. Chow	$50,001-$100,000	$50,001-$100,000
Allyn C. Woodward, Jr.	$10,001-$50,000	$10,001-$50,000

Interested Director/Portfolio Management Employee
Manuel A. Henriquez	over $1,000,000	over $1,000,000

Portfolio Management Employees
Glen C. Howard	over $1,000,000	over $1,000,000
H. Scott Harvey	$50,001-$100,000	$50,001-$100,000
David M. Lund	$10,001-$50,000	$10,001-$50,000

Item 13. Certain Relationships and Related Transactions

In December 2003, we entered into an engagement letter with JMP Securities LLC, the lead underwriter in our initial public offering. The engagement letter expired on June 16, 2004. Pursuant to the engagement letter, we offered to JMP Securities LLC the opportunity to act as the initial purchaser and placement agent in connection with our June 2004 private offering. As compensation for the services rendered, we agreed to pay to JMP Securities LLC an aggregate amount equal to 7% of the gross proceeds of the private offering, subject to limited exceptions in connection with sales of our securities to persons affiliated with us. In addition, we agreed to reimburse JMP Securities LLC, upon its request, for up to $150,000 of its reasonable out-of-pocket expenses. In accordance with the foregoing, we paid $1,343,619 in placement fees to JMP Securities LLC in connection with our June 2004 private placement. We have agreed to indemnify JMP Securities LLC, its affiliates and other related parties against certain liabilities, including liabilities under the Securities Act, and to contribute to payments that such persons may be required to make for these liabilities.

In February 2004, we issued and sold 400 shares of our Series A-1 preferred stock to JMP Group LLC, the ultimate parent entity of JMP Securities LLC, for an aggregate purchase price of $2.5 million and, in connection with such sale, we paid a $175,000 placement fee to JMP Securities LLC. In addition, we issued and sold 100 shares of our Series A-2 preferred stock to an entity related to Mr. Henriquez for an aggregate purchase price of $125,000, and we issued and sold 100 shares of our Series A-2 preferred stock to Mr. Howard for an aggregate purchase price of $125,000. Our Series A-1 preferred stock held a liquidation preference over our Series A-2 preferred stock and also carried separate, preferential voting rights. In June 2004, each share of Series A-1 preferred stock and Series A-2 preferred stock was exchanged for 208.3333 units with the same terms as the units sold in our June 2004 private offering.

In connection with the issuance of our Series A-1 preferred stock and Series A-2 preferred stock, we entered into a registration rights agreement with the holders of our Series A-1 preferred stock and Series A-2 preferred stock. In June 2004, in connection with the conversion of the Series A preferred stock, the registration rights agreement entered into in connection with the issuance of our preferred stock was terminated and the shares of our common stock issued upon conversion were included in the registration rights agreement entered into in connection with our June 2004 private offer. See “Description of Capital Stock—Registration Rights.”

We have entered into a letter agreement with Farallon Capital Management, L.L.C. that provides that until such time as investment funds controlled by Farallon Capital Management, L.L.C. beneficially own less than 10% of our outstanding common stock, Farallon Capital Management, L.L.C. will have the right to recommend one person to our nominating committee for consideration as a nominee to our Board of Directors, provided that such person would not be considered an “interested person” of the Company under the 1940 Act. The letter agreement also provides that if, after a shelf registration statement filed in accordance with the requirements of the registration rights agreement entered into in connection with our June 2004 private offering is declared effective, investment funds controlled by Farallon Capital Management, L.L.C. acquire registrable securities (or warrants that are then eligible for registration under such shelf registration statement) with an aggregate market value in excess of $1 million, then we will, subject to certain provisions of the registration rights agreement, prepare and file a supplement or post-effective amendment to such shelf registration statement following receipt of a written request therefor from Farallon Capital Management, L.L.C. Such right will terminate when those registrable securities are eligible for resale by Farallon Capital Management, L.L.C. without volume limitation under Rule 144(k) under the Securities Act. Under the terms of the letter agreement, we have also agreed that prior to the date that is two years after certain investment funds controlled by Farallon Capital Management, L.L.C. cease to own at least 10% of our outstanding common stock and without the written consent of Farallon Capital Management, L.L.C., we will not (i) take any action to alter or repeal the resolution adopted by our board exempting from the Business Combination Act any business combination between us and certain investment funds managed by Farallon Capital Management, L.L.C. in a manner that would make the Business Combination Act applicable to acquisitions of our stock by such investment funds or (ii) amend the applicable provision of our bylaws in a manner that would make the Control Share Acquisition Act applicable to an acquisition of the Company’s common stock by investment funds controlled by Farallon Capital Management, L.L.C.

We have also entered into a letter agreement with JMP Asset Management LLC that provides that until such time as investment funds controlled by JMP Asset Management LLC beneficially own less than 10% of our outstanding common stock, JMP Asset Management LLC will have the right to recommend two people to our nominating committee for consideration as nominees to our Board of Directors, provided that such persons would not be considered “interested persons” of the Company under the 1940 Act. The letter agreement also provides that if, after a shelf registration statement filed in accordance with the requirements of the registration rights agreement entered into in connection with our June 2004 private offering is declared effective, investment funds controlled by JMP Asset Management LLC acquire registrable securities (or warrants that are then eligible for registration under such shelf registration statement) with an aggregate market value in excess of $1 million, then we will, subject to certain provisions of the registration rights agreement, prepare and file a supplement or post-effective amendment to such shelf registration statement following receipt of a written request therefor from JMP Asset Management LLC. Such right will terminate when those registrable securities are eligible for resale by JMP Asset Management LLC without volume limitation under Rule 144(k) under the Securities Act. Under the terms of the letter agreement, we have also agreed that prior to the date that is two years after certain investment funds controlled by JMP Asset Management LLC cease to own at least 10% of our outstanding common stock and without the written consent of JMP Asset Management LLC that we will not (i) take any action to alter or repeal the resolution adopted by our board exempting from the Business Combination Act any business combination between us and certain investment funds managed by JMP Asset Management LLC in a manner that would make the Business Combination Act applicable to acquisitions of our stock by such investment funds or (ii) amend the applicable provision of our bylaws in a manner that would make the Control Share Acquisition Act applicable to an acquisition of the Company’s common stock by investment funds controlled by JMP Asset Management LLC.

In connection with our June 2004 private offering, we agreed to obtain the approval of each of JMP Asset Management LLC and Farallon Capital Management, L.L.C. for each investment made by us. Though this arrangement was terminated in connection with our election to be regulated as a business development company, under the terms of the letter agreements described above, we have agreed to indemnify, to the maximum extent permitted by Maryland law and the 1940 Act, representatives of JMP Asset Management LLC and Farallon Capital Management, L.L.C. in connection with their activities in evaluating our investment opportunities prior to our election to be regulated as a business development company on terms similar to those afforded to our directors and officers under our charter and bylaws.

In accordance with a letter agreement dated June 22, 2004 between us and JMP Group LLC, in January 2005 we issued and sold 72,000 units to funds managed by JMP Asset Management LLC at a price equal to $30.00 per unit, less a $2.10 initial purchaser’s discount per unit.

On April 12, 2005, we entered into our Bridge Loan Credit Facility with Alcmene Funding, LLC, a special purpose entity affiliated with Farallon Capital Management, L.L.C., one of our significant stockholders. See “Obligations and Indebtedness—Bridge Financing.” In connection with the closing of the Bridge Loan Credit Facility, we paid a $500,000 upfront fee and will be obligated to pay additional fees under the terms of the facility. On August 1, 2005, we amended our Bridge Loan Credit Facility. The amendment agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At September 30, 2005, the interest rate on the loan was 9.76% per annum. The loan fees are being amortized over the remaining ten-month period.

On June 8, 2005, we entered into an Underwriting Agreement with JMP Securities LLC pursuant to which JMP Securities LLC purchased 4,200,000 shares of our common stock and served as the lead underwriter in our initial public offering.

In August 2000, Mr. Henriquez acquired an interest in JMP Group LLC, the ultimate parent entity of the lead underwriter in our initial public offering. Mr. Henriquez’s interest represents approximately 0.1% of the fully-diluted equity of JMP Group LLC.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal II : Ratification of Selection of Independent Auditors” in our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15. Exhibits and Financial Statements

1. Financial Statements

The following financial statements of Hercules Technology Growth Capital, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Consolidated Statements of Assets and Liabilities as of December 31, 2005 and December 31, 2004	63
Consolidated Schedule of Investments as of December 31, 2005	64
Consolidated Schedule of Investments as of December 31, 2004	68
Consolidated Statements of Operations for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	69
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	70
Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	71
Notes to Consolidated Financial Statements	72

2. Exhibits

Exhibit Number	Description
3(a)*	Articles of Amendment and Restatement.

3(b)*	Amended and Restated Bylaws.

4(a)*	Specimen certificate of the Company’s common stock, par value $.001 per share.

4(b)*	Form of Dividend Reinvestment Plan.

4(c)**	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.

4(d)*	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.

5(a)*	Opinion of Venable LLP.

5(b)*	Consent of Venable LLP (included in Exhibit 1).

10(a)*	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(b)*	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(c)**	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.

10(d)**	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.

10(e)**	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

Exhibit Number	Description

10(f)**	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.

10(g)*	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2005 Amendment and Restatement).

10(h)*	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.

10(i)*	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.

10(j)*	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.

10(k)*	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.

10(l)*	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).

10(m)*	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.

10(n)*	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.

10(o)*	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein

14*	Code of Ethics.

21	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Consent of VentureOne.

*	Previously filed as part of a Registration Statement filed with the Commission on June 8, 2005 (Registration No. 333-122950).
**	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.

SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Manuel A. Henriquez, and David M. Lund, and each of them, as his true and lawful attorneys-in-fact and agents, with power to act with or without the others and with full power of substitution and resubstitution, to do any and all acts and things and to execute any and all instruments which said attorneys and agents and each of them may deem necessary or desirable to enable the registrant to comply with the U.S. Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the U.S. Securities and Exchange Commission thereunder in connection with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Annual Report”), including specifically, but without limiting the generality of the foregoing, power and authority to sign the name of the registrant and the name of the undersigned, individually and in his capacity as a director or officer of the registrant, to the Annual Report as filed with the U.S. Securities and Exchange Commission, to any and all amendments thereto, and to any and all instruments or documents filed as part thereof or in connection therewith; and each of the undersigned hereby ratifies and confirms all that said attorneys and agents and each of them shall do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 7, 2006	By	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 7, 2006.

Signature	Title	Date

/s/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 7, 2006

/s/ DAVID M. LUND David M. Lund	Vice President of Finance (principal financial and accounting officer)	March 7, 2006

/s/ ALLYN C. WOODWARD, JR. Allyn C. Woodward, Jr.	Director	March 7, 2006

/s/ JOSEPH W. CHOW Joseph W. Chow	Director	March 7, 2006

EXHIBIT INDEX

Exhibit Number	Description

3(a)*	Articles of Amendment and Restatement.

3(b)*	Amended and Restated Bylaws.

4(a)*	Specimen certificate of the Company’s common stock, par value $.001 per share.

4(b)*	Form of Dividend Reinvestment Plan.

4(c)**	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.

4(d)*	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.

5(a)*	Opinion of Venable LLP.

5(b)*	Consent of Venable LLP (included in Exhibit 1).

10(a)*	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(b)*	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(c)**	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.

10(d)**	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.

10(e)**	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

10(f)**	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.

10(g)*	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2005 Amendment and Restatement).

10(h)*	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.

10(i)*	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.

10(j)*	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.

10(k)*	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.

10(l)*	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).

10(m)*	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.

10(n)*	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.

10(o)*	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein

Exhibit Number	Description
14*	Code of Ethics.

21	List of Subsidiaries.

23	Consent of Ernst & Young LLP.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Consent of VentureOne.

*	Previously filed as part of a Registration Statement filed with the Commission on June 8, 2005 (Registration No. 333-122950).
**	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.