Form 10-Q
period 2006-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2006-05-12
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00702

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	743113410
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

525 University Ave., Suite 700 Palo Alto, California 94301	94301
(Address of Principal Executive Offices)	(Zip Code)

(650) 289-3060

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

On May 7, 2006, there were 13,646,857 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company”, “Hercules”, “we”, “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2006 (unaudited)	December 31, 2005
Assets
Investments, at value (cost of $172,159,286 and $176,004,865, respectively)	$176,800,736	$176,673,226
Deferred loan origination revenue	(2,975,660)	(2,729,982)
Cash and cash equivalents	31,554,481	15,362,447
Interest receivable	1,758,701	1,479,375
Prepaid expenses	1,165,487	1,310,594
Deferred tax asset	181,000	1,454,000
Property and equipment, net	71,019	77,673
Other assets	20,546	20,546

Total assets	208,576,310	193,647,879

Liabilities
Accounts payable	582,103	150,081
Income tax payable	421,000	1,709,000
Accrued liabilities	2,533,472	1,436,468
Short-term loans payable	86,000,000	76,000,000

Total liabilities	89,536,575	79,295,549

Net assets	$119,039,735	$114,352,330

Net assets consist of:
Par value	$10,235	$9,802
Paid-in capital in excess of par value	119,647,400	114,524,833
Distributable earnings (accumulated loss)	(617,900)	(182,305)

Total net assets	$119,039,735	$114,352,330

Shares of common stock outstanding ($0.001 par value, 30,000,000 authorized)	10,234,865	9,801,965

Net asset value per share	$11.63	$11.67

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2006

(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Acceleron Pharmaceuticals, Inc. (3.36%)*	Biopharmaceuticals	Senior Debt
		Matures June 2009 Interest rate 10.25%	$4,000,000	$3,937,476	$3,937,476
		Preferred Stock Warrants		69,106	66,722

Total Acceleron Pharmaceuticals, Inc.				4,006,582	4,004,198
Aveo Pharmaceuticals, Inc. (6.30%)	Biopharmaceuticals	Senior Debt
		Matures September 2009 Interest rate 10.50%	$7,500,000	7,500,000	7,500,000
		Preferred Stock Warrants		—	—

Total Aveo Pharmaceuticals, Inc.				7,500,000	7,500,000
Guava Technologies, Inc. (3.79%)	Biopharmaceuticals	Senior Debt
		Matures July 2009 Interest rate Prime + 3.25%	$4,500,000	4,404,639	4,404,639
		Preferred Stock Warrants		105,399	101,804

Total Guava Technologies, Inc.				4,510,038	4,506,443
Labopharm USA, Inc. (7.81%)	Biopharmaceuticals	Senior Debt
		Matures July 2008 Interest rate 11.95%	$9,255,041	9,300,069	9,300,069

Total Labopharm USA, Inc.				9,300,069	9,300,069
Merrimack Pharmaceuticals, Inc. (7.24%)	Biopharmaceuticals	Senior Debt
		Matures October 2008 Interest rate 11.15%	$8,288,546	8,178,589	8,178,589
		Preferred Stock Warrants		155,456	438,664

Total Merrimack Pharmaceuticals, Inc.				8,334,045	8,617,253
Omrix Biopharmaceuticals, Inc. (3.62%)	Biopharmaceuticals	Senior Debt
		Matures March 2008 Interest rate 11.45%	$4,262,288	4,255,024	4,255,024
		Common Stock Warrants		11,370	54,992

Total Omrix Biopharmaceuticals, Inc.				4,266,394	4,310,016
Paratek Pharmaceuticals, Inc. (7.94%)	Biopharmaceuticals	Senior Debt
		Matures June 2008 Interest rate 10.60%	$9,411,475	9,312,245	9,312,245
		Preferred Stock Warrants		137,396	138,245

Total Paratek Pharmaceuticals, Inc.(5)				9,449,641	9,450,490
Quatrx Pharmaceuticals Company (5.05%)	Biopharmaceuticals	Senior Debt
		Matures January 2010 Interest rate Prime + 3.00%	$6,000,000	5,793,418	5,793,418
		Preferred Stock Warrants		220,354	216,639

Total Quatrx Pharmaceuticals Company				6,013,772	6,010,057

Total Biopharmaceuticals (45.11%)				53,380,541	53,698,526

Atrenta, Inc. (4.21%)	Software	Senior Debt
		Matures June 2009 Interest rate 11.50%	$5,000,000	4,884,849	4,884,849
		Preferred Stock Warrants		102,396	100,899
		Preferred Stock Warrants		33,760	33,108

Total Atrenta, Inc.				5,021,005	5,018,856

Compete, Inc. (3.36%)	Software	Senior Debt
		Matures March 2009 Interest rate Prime + 3.50%	$4,000,000	3,939,610	3,939,610
		Preferred Stock Warrants		62,067	58,969

Total Compete, Inc.				4,001,677	3,998,579

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Concuity, Inc. (3.47%)	Software	Senior Debt
		Matures March 2008 Interest rate 9.95%	$4,129,022	$4,126,688	$4,126,688
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				4,130,188	4,126,688

Gomez, Inc. (1.66%)	Software	Senior Debt
		Matures December 2007 Interest rate 12.25%	$1,961,705	1,942,261	1,942,261
		Preferred Stock Warrants		35,000	30,172

Total Gomez, Inc.				1,977,261	1,972,433

HighRoads, Inc. (1.20%)	Software	Senior Debt
		Matures February 2009 Interest rate 11.25%	$1,421,884	1,379,888	1,379,888
		Preferred Stock Warrants		44,466	42,642

Total HighRoads, Inc.				1,424,354	1,422,530

Inxight Software, Inc. (4.20%)	Software	Senior Debt
		Matures February 2008 Interest rate 10.00%	$5,000,000	4,961,525	4,961,525
		Preferred Stock Warrants		55,963	44,008

Total Inxight Software, Inc.				5,017,488	5,005,533

Proficiency, Inc. (2.54%)	Software	Senior Debt
		Matures July 2008 Interest rate 12.00%	$3,000,000	3,926,305	3,018,184
		Preferred Stock Warrants		96,370	—

Total Proficiency, Inc.				4,022,675	3,018,184

Savvion, Inc. (1.68%)	Software	Revolving Line of Credit
		Matures March 2007 Interest rate Prime + 2.00%	$2,000,000	1,952,210	1,952,210
		Preferred Stock Warrants		52,135	49,836

Total Savvion, Inc.				2,004,345	2,002,046

Sportvision, Inc. (2.70%)	Software	Senior Debt	$3,218,414
		Matures June 2008 Interest rate 9.95%		3,191,095	3,191,095
		Preferred Stock Warrants		39,339	37,446

Total Sportvision, Inc.				3,230,434	3,228,541

Talisma Corp. (2.57%)	Software	Subordinated Debt
		Matures December 2007 Interest rate 11.25%	$3,041,916	3,014,694	3,014,694
		Preferred Stock Warrants		49,000	40,371

Total Talisma Corp.				3,063,694	3,055,065

Total Software (27.59%)				33,893,121	32,848,455

Market Force Information, Inc. (1.68%)	Consumer & Business Products	Subordinated Debt
		Matures May 2009 Interest rate 10.45%	$2,000,000	1,976,804	1,976,804
		Preferred Stock Warrants		23,823	22,968

Total Market Force Information, Inc.				2,000,627	1,999,772

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Wageworks, Inc. (15.53%)	Consumer & Business Products	Senior Debt
		Matures November 2008 Interest rate Prime + 4.00%	$17,481,121	$17,295,148	$17,295,148
		Preferred Stock Warrants		251,964	1,190,983
Wageworks, Inc. (0.21%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				17,797,107	18,736,126

Total Consumer & Business Products (17.42%)				19,797,734	20,735,898

IKANO Communications, Inc. (0.09%)	Communications &	Preferred Stock Warrants		45,460	42,449
	Networking	Preferred Stock Warrants		72,344	69,223

Total IKANO Communications, Inc.				117,804	111,672

Interwise, Inc. (2.22%)	Communications &	Senior Debt
	Networking	Matures August 2008 Interest rate 17.50%	$2,641,082	2,641,082	2,641,082

Total Interwise, Inc.				2,641,082	2,641,082

Occam Networks, Inc. (1.16%)	Communications &	Preferred Stock Warrants		14,000	610,723
	Networking	Common Stock Warrants		17,000	771,213

Total Occam Networks, Inc.				31,000	1,381,936

Optovia Corporation (4.20%)	Communications & Networking	Senior Debt Matures September 2006 Interest rate Prime + 7.25%	$5,000,000	5,000,000	5,000,000

Total Optovia Corporation				5,000,000	5,000,000

Pathfire, Inc. (4.21%)	Communications &	Senior Debt
	Networking	Matures December 2008 Interest rate Prime + 3.65%	$5,000,000	4,943,755	4,943,755
		Preferred Stock Warrants		63,276	62,899

Total Pathfire, Inc.				5,007,031	5,006,654

Ping Identity Corporation (1.26%)	Communications & Networking	Senior Debt
		Matures June 2009 Interest rate 11.25%	$1,500,000	1,449,562	1,449,562
		Preferred Stock Warrants		51,801	49,076

Total Ping Identity Corporation				1,501,363	1,498,638

Simpler Networks Corp. (4.72%)	Communications & Networking	Senior Debt
		Matures July 2009 Interest rate 11.75%	$5,000,000	4,851,484	4,851,484
		Preferred Stock Warrants		160,241	769,984

Total Simpler Networks Corp.				5,011,725	5,621,468

Total Communications & Networking (17.86%)				19,310,005	21,261,450

Adiana, Inc. (1.60%)	Medical Devices & Equipment	Senior Debt
		Matures June 2008 Interest rate Prime + 6.00%	$1,885,272	1,834,853	1,834,853
		Preferred Stock Warrants		67,225	64,846
Adiana, Inc. (0.42%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,402,078	2,399,699

Gynesonics, Inc. (0.01%)	Medical Devices & Equipment	Senior Debt Matures October 2009 Interest rate Prime + 1.25%		—	—
		Preferred Stock Warrants		17,552	16,699

Total Gynesonics, Inc.				17,552	16,699

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Optiscan Biomedical, Corp. (1.35%)	Medical Devices & Equipment	Senior Convertible Term Loan
		Matures March 2008 Interest rate 15.00%	$1,590,651	$1,528,339	$1,528,339
		Preferred Stock Warrants		80,486	79,360
Optiscan Biomedical, Corp. (0.84%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,608,825	2,607,699

Power Medical Interventions, Inc. (3.09%)	Medical Devices & Equipment	Senior Debt
		Matures June 2008 Interest rate 10.71%	$3,646,253	3,619,034	3,619,034
		Common Stock Warrants		39,195	55,426

Total Power Medical Interventions, Inc.				3,658,229	3,674,460

Xillix Technologies Corp. (4.72%)	Medical Devices & Equipment	Senior Debt Matures December 2008 Interest rate 12.40%	$5,500,000	5,221,682	5,221,682
		Preferred Stock Warrants		313,108	400,831

Total Xillix Technologies Corp.				5,534,790	5,622,513

Total Medical Devices & Equipment (12.03%)				14,221,474	14,321,070

Affinity Express, Inc. (1.42%)	Internet Consumer & Business Services	Senior Debt Matures November 2007 Interest rate 13.50%	$1,452,561	1,432,627	1,432,627
		Common Stock Warrants		17,000	186,624
		Common Stock Warrants		15,000	55,924
Affinity Express, Inc. (0.21%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,714,627	1,925,175

Hedgestreet, Inc. (0.05%)	Internet Consumer & Business Services	Senior Debt Matures March 2009 Interest rate Prime + 3.25%		4,456	4,456
		Preferred Stock Warrants		54,956	54,023

Total Hedgestreet, Inc.				59,412	58,479

Invoke Solutions, Inc. (2.52%)	Internet Consumer & Business Services	Senior Debt Matures December 2008 Interest rate 11.25%	$3,000,000	2,961,044	2,961,044
		Preferred Stock Warrants		43,826	43,301

Total Total Invoke Solutions, Inc.				3,004,870	3,004,345

RazorGator Interactive Group, Inc. (3.66%)	Internet Consumer & Business Services	Senior Debt Matures January 2008 Interest rate 9.95%	$3,778,710	3,771,098	3,771,098
		Preferred Stock Warrants		13,050	591,652
RazorGator Interactive Group, Inc. (1.43%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				4,784,148	6,070,928

Total Internet Consumer & Business Services (9.29%)				9,563,057	11,058,927

Cornice, Inc. (7.91%)	Electronics & Computer Hardware	Senior Debt Matures November 2008 Interest rate Prime + 4.50%	$4,509,072	4,475,682	4,475,682
		Revolving Line of Credit Matures November 2006 Interest rate Prime + 3.00%	$4,843,363	4,672,607	4,672,607
		Preferred Stock Warrants		101,597	97,368
		Preferred Stock Warrants		35,353	33,540
		Preferred Stock Warrants		135,403	129,767

Total Cornice, Inc.				9,420,642	9,408,964

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Sling Media, Inc. (1.21%)	Electronics & Computer Hardware	Preferred Stock Warrants		$38,968	$944,328
		Preferred Stock		500,000	500,000

Total Sling Media, Inc.				538,968	1,444,328

Total Electronics & Computer Hardware (9.12%)				9,959,610	10,853,292

Ageia Technologies (6.73%)	Semiconductors	Senior Debt
		Matures August 2008 Interest rate 10.25%	$8,000,000	7,922,852	7,922,852
		Preferred Stock Warrants		99,190	91,272
Ageia Technologies (0.42%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,522,042	8,514,124
Cradle Technologies (1.69%)	Semiconductors	Senior Debt
		Matures December 2008 Interest rate Prime + 4.70%	$2,000,000	1,929,644	1,929,644
		Preferred Stock Warrants		79,150	77,190

Total Cradle Technologies				2,008,794	2,006,834

Total Semiconductors (8.84%)				10,530,836	10,520,958

Lilliputian Systems, Inc. (1.26%)	Energy	Senior Debt
		Matures March 2010 Interest rate 9.75%	$1,500,000	1,454,448	1,454,448
		Preferred Stock Warrants		48,460	47,712

Total Lilliputian Systems, Inc.				1,502,908	1,502,160

Total Energy (1.26%)				1,502,908	1,502,160

Total Investments (148.52%)				$172,159,286	$176,800,736

*	Value as a percent of net assets
(1)	All debt investments are income producing. Preferred stock and all warrants are non-income producing.
(2)	Tax cost at March 31, 2006 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $5,734,019, $1,092,569 and $4,641,450, respectively.
(3)	All investments are restricted at March 31, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Citigroup has an equity participation right on loans collateralized under the Citigroup facility (see Note 4). The value of their participation right on unrealized gains in the related equity investments was approximately $366,000 at March 31, 2006 and is included in accrued liabilities. For the quarter ended March 31, 2006, realized and unrealized gains were reduced by approximately $136,000 and $159,000, respectively, for the participation rights.
(5)	Paratek recently completed a strategic collaboration and financing for which no valuation change was recognized at March 31, 2006.

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2005

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Acceleron Pharmaceuticals, Inc. (3.50%)*	Biopharmaceuticals	Senior Debt
		Matures June 2009 Interest rate 10.25%	$4,000,000	$3,932,539	$3,932,539
		Preferred Stock Warrants		69,106	68,054

Total Acceleron Pharmaceuticals, Inc.				4,001,645	4,000,593

Guava Technologies, Inc. (3.94%)	Biopharmaceuticals	Senior Debt
		Matures July 2009 Interest rate Prime + 3.25%	$4,500,000	4,397,111	4,397,111
		Preferred Stock Warrants		105,399	103,837

Total Guava Technologies, Inc.				4,502,510	4,500,948

Labopharm USA, Inc. (8.63%)	Biopharmaceuticals	Senior Debt
		Matures July 2008 Interest rate 11.95%	$9,837,901	9,869,420	9,869,420
Labopharm USA, Inc. (1.20%)		Common Stock		112,335	1,367,268

Total Labopharm USA, Inc.				9,981,755	11,236,688

Merrimack Pharmaceuticals, Inc. (7.89%)	Biopharmaceuticals	Senior Debt
		Matures October 2008 Interest rate 11.15%	$9,000,000	8,878,668	8,878,668
		Preferred Stock Warrants		155,456	140,675

Total Merrimack Pharmaceuticals, Inc.				9,034,124	9,019,343

Omrix Biopharmaceuticals, Inc. (4.16%)	Biopharmaceuticals	Senior Debt
		Matures March 2008 Interest rate 11.45%	$4,709,994	4,701,782	4,701,782
		Common Stock Warrants		11,370	58,399

Total Omrix Biopharmaceuticals, Inc.				4,713,152	4,760,181

Paratek Pharmaceuticals, Inc. (8.76%)	Biopharmaceuticals	Senior Debt
		Matures June 2008 Interest rate 10.6%	$10,000,000	9,889,320	9,889,320
		Preferred Stock Warrants		137,396	141,881

Total Paratek Pharmaceuticals, Inc.				10,026,716	10,031,201

Total Biopharmaceuticals (38.08%)				42,259,902	43,548,954

Atrenta, Inc. (4.38%)	Software	Senior Debt
		Matures June 2009 Interest rate 11.50%	$5,000,000	4,869,095	4,869,095
		Preferred Stock Warrants		102,396	102,886
		Preferred Stock Warrants		33,760	33,760

Total Atrenta, Inc.				5,005,251	5,005,741

Concuity, Inc. (3.99%)	Software	Senior Debt
		Matures March 2008 Interest rate 9.95%	$4,570,498	4,567,873	4,567,873
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				4,571,373	4,567,873

Gomez, Inc. (1.93%)	Software	Senior Debt
		Matures December 2007 Interest rate 12.25%	$2,197,436	2,175,075	2,175,075
		Preferred Stock Warrants		35,000	32,467

Total Gomez, Inc.				2,210,075	2,207,542

Inxight Software, Inc. (4.38%)	Software	Senior Debt
		Matures February 2008 Interest rate 10.00%	$5,000,000	4,956,279	4,956,279
		Preferred Stock Warrants		55,963	46,735

Total Inxight Software, Inc.				5,012,242	5,003,014

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Metreo, Inc. (1.11%)	Software	Senior Debt
		Matures November 2007 Interest rate 12.95%	$500,000	$4,525,714	$1,266,000
		Preferred Stock Warrants		50,000	—

Total Metreo, Inc.				4,575,714	1,266,000

Proficiency, Inc. (3.51%)	Software	Senior Debt
		Matures July 2008 Interest rate 12.00%	$4,000,000	3,917,802	3,917,802
		Preferred Stock Warrants		96,370	94,105

Total Proficiency, Inc.				4,014,172	4,011,907

Sportvision, Inc. (3.08%)	Software	Senior Debt
		Matures June 2008 Interest rate 9.95%	$3,518,716	3,488,119	3,488,119
		Preferred Stock Warrants		39,339	38,523

Total Sportvision, Inc.				3,527,458	3,526,642

Talisma Corp. (2.99%)	Software	Subordinated Debt
		Matures December 2007 Interest rate 11.25%	$3,410,120	3,378,814	3,378,814
		Preferred Stock Warrants		49,000	43,428

Total Talisma Corp.				3,427,814	3,422,242

Total Software (25.37%)				32,344,099	29,010,961

Wageworks, Inc. (17.12%)	Consumer & Business Products	Senior Debt
		Matures November 2008 Interest rate Prime + 4.00%	$18,583,966	18,379,995	18,379,995
		Preferred Stock Warrants		251,964	1,197,735
Wageworks, Inc. (0.22%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				18,881,954	19,827,725

Total Consumer & Business Products (17.34%)				18,881,954	19,827,725

IKANO Communications, Inc. (14.44%)	Communications & Networking	Senior Debt
		Matures December 2008 Interest rate 9.25%	$16,454,540	16,402,789	16,402,789
		Preferred Stock Warrants		45,460	43,710
		Preferred Stock Warrants		72,344	71,000

Total IKANO Communications, Inc.				16,520,593	16,517,499

Interwise, Inc. (2.46%)	Communications & Networking	Senior Debt
		Matures August 2008 Interest rate 17.50%	$2,809,653	2,809,653	2,809,653

Total Interwise, Inc.				2,809,653	2,809,653

Occam Networks, Inc. (2.79%)	Communications & Networking	Senior Debt
		Matures December 2007 Interest rate 11.95%	$2,559,827	2,540,021	2,540,021
		Preferred Stock Warrants		14,000	286,364
		Common Stock Warrants		17,000	368,935

Total Occam Networks, Inc.				2,571,021	3,195,320

Optovia Corporation (4.37%)	Communications &	Senior Debt
	Networking	Matures September 2006
		Interest rate Prime + 7.25%	$5,000,000	5,000,000	5,000,000

Total Optovia Corporation				5,000,000	5,000,000

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Pathfire, Inc. (4.38%)	Communications &	Senior Debt
	Networking	Matures December 2008
		Interest rate Prime + 3.65%	$5,000,000	$4,938,482	$4,938,482
		Preferred Stock Warrants		63,276	64,144

Total Pathfire, Inc.				5,001,758	5,002,626

Total Communications & Networking (28.44%)				31,903,025	32,525,098

Adiana, Inc. (1.76%)	Medical Devices &	Senior Debt
	Equipment	Matures June 2008
		Interest rate Prime + 6.00%	$2,000,000	1,943,979	1,943,979
		Preferred Stock Warrants		67,225	66,404
Adiana, Inc. (0.44%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,511,204	2,510,383

Optiscan Biomedical, Corp. (1.54%)	Medical Devices &	Senior Convertible Term Loan
	Equipment	Matures March 2008
		Interest rate 15.00%	$1,753,164	1,683,063	1,683,063
		Preferred Stock Warrants		80,486	81,185
Optiscan Biomedical, Corp. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,763,549	2,764,248

Power Medical Interventions, Inc. (3.52%)	Medical Devices &	Senior Debt
	Equipment	Matures June 2008
		Interest rate 10.71%	$4,000,000	3,969,515	3,969,515
		Common Stock Warrants		39,195	56,490

Total Power Medical Interventions, Inc.				4,008,710	4,026,005

Xillix Technologies Corp. (4.83%)	Medical Devices &	Senior Debt
	Equipment	Matures December 2008
		Interest rate 12.40%	$5,500,000	5,195,589	5,195,589
		Preferred Stock Warrants		313,108	325,601

Total Xillix Technologies Corp.				5,508,697	5,521,190

Total Medical Devices & Equipment (12.96%)				14,792,160	14,821,826

Affinity Express, Inc. (1.54%)	Internet Consumer &	Senior Debt
	Business Services	Matures November 2007
		Interest rate 13.50%	$1,583,531	1,560,450	1,560,450
		Common Stock Warrants		17,000	187,922
		Common Stock Warrants		15,000	12,995
Affinity Express, Inc. (0.22%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,842,450	2,011,367

Invoke Solutions, Inc. (1.31%)	Internet Consumer &	Senior Debt
	Business Services	Matures December 2008
		Interest rate 11.25%	$1,500,000	1,457,391	1,457,391
		Preferred Stock Warrants		43,826	44,155

Total Total Invoke Solutions, Inc.				1,501,217	1,501,546

RazorGator Interactive Group, Inc. (3.64%)	Internet Consumer & Business Services	Senior Debt
		Matures January 2008 Interest rate 9.95%	$4,104,553	4,095,853	4,095,853
		Preferred Stock Warrants		13,050	64,833
RazorGator Interactive Group, Inc. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total RazorGator Interactive Group, Inc.				5,108,903	5,160,686

Total Internet Consumer & Business Service (7.58%)				8,452,570	8,673,599

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)(4)
Cornic Inc. (11.24%)	Electronics & Computer Hardware	Senior Debt
		Matures November 2008 Interest rate Prime + 4.50%	$5,000,000	$4,915,455	$4,915,455
		Revolving Line of Credit
		Matures November 2006 Interest rate Prime + 3.00%	$7,834,131	7,663,375	7,663,375
		Preferred Stock Warrants		101,597	99,336
		Preferred Stock Warrants		35,353	34,230
		Preferred Stock Warrants		135,403	132,390

Total Cornice, Inc.				12,851,183	12,844,786

Sling Media, Inc. (4.29%)	Electronics & Computer Hardware	Senior Debt
		Matures January 2009 Interest rate 10.25%	$4,000,000	3,965,029	3,965,029
		Preferred Stock Warrants		38,968	945,365

Total Sling Media, Inc.				4,003,997	4,910,394

Total Electronics & Computer Hardware (15.53%)				16,855,180	17,755,180

Ageia Technologies (7.00%)	Semiconductor	Senior Debt
		Matures August 2008 Interest rate 10.25%	$8,000,000	7,914,586	7,914,586
		Preferred Stock Warrants		99,190	93,518
Ageia Technologies		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,513,776	8,508,104

Cradle Technologies (1.75%)	Semiconductors	Senior Debt
		Matures December 2008 Interest rate Prime + 4.70%	$2,000,000	1,923,049	1,923,049
		Preferred Stock Warrants		79,150	78,730

Total Cradle Technologies				2,002,199	2,001,779

Total Semiconductors (9.20%)				10,515,975	10,509,883

Total Investments (154.50%)				$176,004,865	$176,673,226

*	Value as a percent of net assets
(1)	All debt investments are income producing. Preferred and common stock and all warrants are non-income producing.
(2)	Tax cost at December 31, 2005 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,035,789, $3,367,428 and $668,361, respectively, at December 31, 2005.
(3)	Except for common stock held in Labopharm Biopharmaceuticals, all investments are restricted at December 31, 2005 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Citigroup has an equity participation right on warrants collateralized under the Citigroup facility. The value of their participation right on unrealized gains in the related equity investments was approximately $342,000 at December 31, 2005 and is included in accrued.
(5)	All investments are less than 5% owned.

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Investment income:
Interest	$5,634,539	$675,604
Fees	852,594	78,369

Total investment income	6,487,133	753,973

Operating expenses:
Interest	1,676,982	—
Loan fees	250,793	—
Compensation and benefits	1,205,081	494,954
General and administrative	1,185,392	202,649
Stock-based compensation	123,000	24,000

Total operating expenses	4,441,248	721,603

Net investment income before provision for income tax expense and investment gains and losses	2,045,885	32,370
Income tax expense	1,760,000	—

Net investment income	285,885	32,370
Net realized gain on equity investment	1,545,022	—
Net increase in unrealized appreciation on investments	674,089	—

Net gain on investments	2,219,111	—

Net increase in net assets resulting from operations	$2,504,996	$32,370

Net investment income before provision for income tax expense and investment gains and losses:
Basic and diluted	$0.21	$0.01

Change in net assets per common share:
Basic and diluted	$0.25	$0.01

Weighted average shares outstanding:
Basic	9,912,595	2,892,000

Diluted	9,958,861	2,892,000

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock		Paid-In Capital	Distributable earnings (accumulated deficit)	Net Assets
	Shares	Par Value
Balance at December 31, 2004	2,059,270	$2,059	$27,117,896	$(2,041,822)	$25,078,133
Issuance of common shares on January 26, 2005	268,134	268	3,870,542	—	3,870,810
Issuance of shares in lieu of 5 year warrants	298,598	299	(299)	—	—
Issuance of shares on exercise of 1 year warrants	1,175,963	1,176	12,428,744	—	12,429,920
Net investment income	—	—	—	32,370	32,370
Stock options granted	—	—	24,000		24,000

Balance at March 31, 2005	3,801,965	$3,802	$43,440,883	$(2,009,452)	$41,435,233

Balance at December 31, 2005	9,801,965	$9,802	$114,524,833	$(182,305)	$114,352,330
Issuance of common stock	432,900	433	4,999,567	—	5,000,000
Stock-based compensation	—	—	123,000	—	123,000
Distribution to shareholders	—	—	—	(2,940,591)	(2,940,591)

Increase in net assets from operations:
Net investment income	—	—	—	285,885	—
Net realized gain on investments	—	—	—	1,545,022	—
Net unrealized depreciation on investments	—	—	—	(908,121)	—
Net unrealized appreciation on equity investments	—	—	—	(376,629)	—
Net unrealized appreciation on warrants	—	—	—	1,958,839	—

Net increase in net assets resulting from operations	—	—	—	2,504,996	2,504,996

Balance at March 31, 2006	10,234,865	$10,235	$119,647,400	$(617,900)	$119,039,735

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,504,996	$32,370
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(33,000,000)	(16,000,000)
Principal payments received on investments	33,921,115	140,916
Net unrealized appreciation on investments	(833,504)	—
Net unrealized appreciation on investments due to lender	159,415	—
Net realized gain on sale of equity investment	(1,075,987)	—
Accretion of loan discounts	(425,074)	—
Accretion of loan exit fees	(163,819)	—
Depreciation	9,598	3,764
Stock-based compensation	123,000	24,000
Amortization of deferred loan origination revenue	(608,172)	(14,104)
Change in operating assets and liabilities:
Interest receivable	(115,507)	(102,260)
Prepaid expenses and other current assets	145,107	(191,353)
Deferred tax asset	1,273,000	—
Accounts payable	432,022	36,340
Income tax payable	(1,288,000)	—
Accrued liabilities	1,000,926	—
Deferred loan origination revenue	853,850	351,630

Net cash used in operating activities	2,912,966	(15,718,697)

Cash flows from investing activities:
Proceeds from sale of equity investment	1,222,603	—
Purchases of capital equipment	(2,944)	—
Other long-term assets	—	—

Net cash used in investing activities	1,219,659	—

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	—
Proceeds from issuance of common stock, net	5,000,000	16,300,730
Dividends paid	(2,940,591)
Proceeds from short-term loans	10,000,000	—

Net cash provided by financing activities	12,059,409	16,300,730

Net increase in cash	16,192,034	582,033
Cash and cash equivalents at beginning of period	15,362,447	8,678,329

Cash and cash equivalents at end of period	$31,554,481	$9,260,362

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

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

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In conjunction with the filing of its December 31, 2006 tax return, the Company intends to seek to be treated for federal income tax purposes as a registered investment company (“RIC”). As of March 31, 2006, the Company has not determined the probability that during 2006 it will qualify as a RIC when its 2006 tax return is filed. If the Company qualifies as a RIC as of December 31, 2006, the election will be effective as of January 1, 2006.

On June 11, 2005, the Company raised approximately $70.9 million, net of issuance costs, from an initial public offering (“IPO”) of 6,000,000 shares of its common stock (see Note 11).

In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). On May 3, 2005, HT II filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on June 24, 2005, the HT II received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, HT II was eligible to make pre-approved investments. If HT II’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments and additional contributions to regulatory capital. At March 31, 2006, the Company has a net investment of $2.5 million in HT II and there is one outstanding loan in the amount of $2.0 million, which was funded in 2005. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner.

In July 2005, the Company formed Hercules Funding I LLC and Hercules Funding Trust I, an affiliated statutory trust, and executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp. (see Note 4).

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2005, filed with the Securities and Exchange Commission on March 7, 2006. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Valuation of Investments

Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because, the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistent procedures and the recommendations of the Valuation Committee of the Board of Directors. At March 31, 2006, approximately 90.8% of the Company’s investments are invested in privately held companies which are valued at fair value and approximately 9.2% are valued based on readily available market quotations.

Estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Management estimates fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Due to the inherent uncertainty in the valuation process, the Management’s estimate of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of March 31, 2006 and December 31, 2005 at fair value is shown as follows:

	March 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior debt with warrants	$164.0	92.7%	$163.4	92.4%
Subordinated debt	$8.1	4.6%	8.4	4.8%
Preferred stock	$4.7	2.7%	3.5	2%
Common stock	—	0.0%	1.4	0.8%

	$176.8	100.0%	$176.7	100.0%

A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	March 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

United States	$161.9	91.6%	$159.9	90.5%
Canada	14.9	8.4%	16.8	9.5%

	$176.8	100.0%	$176.7	100.0%

During the three-month period ended March 31, 2006, the Company purchased debt investments totaling $32,500,000. In addition, during the three- month period ended March 31, 2006, the Company purchased equity securities of $500,000.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. Original discount fees are reflected as adjustment to the loan yield. The Company had approximately $3.0 million and $2.7 of unamortized fees at March 31, 2006 and December 31, 2005, respectively, and approximately $515,000 and $351,000 million in exit fees receivable at March 31, 2006 and December 31, 2005, respectively.

3. Credit Facility

On April 12, 2005, the Company entered into a bridge loan credit facility (the “Bridge Loan Credit Facility” or the “Loan”) with Alcmene Funding, L.L.C. (“Alcmene”), a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Loan was subsequently amended on August 1, 2005 and March 6, 2006. The Loan was originally a $25 million senior secured term loan, allowing for up to an additional $25 million of discretionary supplemental senior secured loans. The interest rate on borrowings under the Loan was set at 8% per annum for the initial six-month period. On August 1, 2005, the Company amended the Loan with an agreement extending the term of the Bridge Loan Credit Facility to April 12, 2006. The amendment eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. On March 6, 2006, the Company entered into an agreement to repay $10.0 million of the $25.0 million outstanding under its Bridge Loan Credit Facility. The Company also extended the maturity of the remaining $15.0 million from April 12, 2006 to June 30, 2006 and decreased the interest rate from 13.5% to 10.86% per annum.

The Loan is secured by a first lien on all of the Company’s assets, except loans pledged under the Securitization Agreement (See Note 4) which are secured by a second lien. The Loan may be prepaid at any time by the Company without penalty. The Loan contains a mandatory pay-down provision requiring the Company to turn over to Alcmene all principal payments received by the Company from portfolio companies if at such time the Company has less than $5 million in cash or cash equivalents on hand.

At March 31, 2006, there was $15 million outstanding under the Loan, and the interest rate was 10.86% per annum. The average debt outstanding under the Credit Facility for the three months ended March 31, 2006 was approximately $22.3 million and the average interest rate was approximately 12.8% (see Note 11).

4. Securitization Agreement

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2007. The Citigroup Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. In addition, the Citigroup Facility provides that Citigroup shall have a participation right equal to 10% of any realized gains, to a maximum of $3.0 million, on equity instruments included in the loan collateral. At March 31, 2006, the Company has recorded an accrued liability of approximately $366,000 related to unrealized gains on equity investments currently included in the collateral pool.

Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility. On March 6, 2006, the Company amended the Citigroup facility with an agreement that increased the borrowing capacity under the facility to $125.0 million, increased the advance rate to 60% of eligible loans and increased the eligible capacity for loans by geographic region. The amendment allows for an interest rate of LIBOR plus 2.5% on amounts borrowed in excess of $100.0 million and an interest rate of LIBOR plus 5.0% for amounts borrowed in excess of 55% of eligible loans. The Company paid a restructuring fee of $150,000 that will be expensed ratably through maturity on July 31, 2006.

At March 31, 2006, the Company, through its special purpose entity (SPE), had transferred pools of loans with a fair value of approximately $136.4 million to Citibank and had drawn $71.0 million under the facility. Transfers of loans have not met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Citigroup Facility for the three months ended March 31, 2006 was approximately $60.4 million and the average interest rate was approximately 6.25%.

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

In January 2005 the Company notified its shareholders of its intent to elect to be regulated as a BDC. In conjunction with the Company’s decision to elect to be regulated as a BDC, approximately 55% of the 5 Year Warrants were subject to mandatory cancellation under the terms of the Warrant Agreement with the warrant holder receiving one share of common stock for every two warrants cancelled and the exercise price of all warrants was adjusted to the then current net asset value of the common stock, subject to certain adjustments described in the Warrant Agreement. In addition, the 1 Year Warrants became subject to expiration immediately prior to the Company’s election to become a BDC, unless exercised. Concurrent with the announcement of the BDC election, the Company reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57. On February 22, 2005, the Company cancelled 47% of all outstanding 5 Year Warrants and issued 298,598 shares of common stock to holders of warrants upon exercise. In addition, the majority of shareholders owning 1 Year Warrants exercised them, and purchased 1,175,963 of common shares at $10.57 per share, for total consideration to the Company of $12,429,920. All unexercised 1 Year Warrants were then cancelled.

On January 26, 2005, the CEO, the President, and four employees purchased 40,000, 13,500, and 8,567 units for $1,200,000, $405,000 and $257,010, respectively. On January 26, 2005, JMPG also purchased 72,000 units for $2,008,800, which number is net of a placement fee of $151,200, which was paid to an affiliate of JMPG.

On June 9, 2005, the Company raised approximately $70.9 million, net of offering costs, from an IPO of 6,000,000 shares of its common stock. See Note 11.

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

On March 7, 2006, the Company issued 432,900 shares of common stock for approximately $5.0 million in a private placement. The shares of common stock are subject to a registration rights agreement between the Company and the purchasers. Until the shares are registered pursuant to an effective registration statement, they will be restricted securities within the meaning of the Securities Act of 1933.

A summary of activity in the 5 Year Warrants initially attached to units issued for the three months ended March 31, 2006 is as follows:

Five-Year Warrants
Warrants outstanding at December 31, 2005	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	—

Warrants outstanding at March 31, 2006	616,672

A summary of common stock options and warrant activity under the Company’s equity incentive plan for the three months ended March 31, 2006, is as follows:

	Common Stock Options	Five- Year Warrants
Outstanding at December 31, 2005	1,337,436	56,551
Granted	3,500	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2006	1,340,936	56,551

6. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three months ended March 31,
	2006	2005
Weighted average common shares outstanding	9,912,595	2,892,000
Dilutive effect of warrants	46,266	—

Weighted average common shares outstanding, assuming dilution	9,958,861	2,892,000

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of warrants. The Company has excluded all outstanding stock options from the calculation of diluted net loss per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options for approximately 1,341,000 and 273,000 shares of common stock have been excluded for the three months ended March 31, 2006 and 2005, respectively.

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

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006		2005
Per share data:
Net asset value at beginning of period	$11.67		$12.18
Net investment income	0.03		0.01
Net realized gain on investments	0.15		—
Net unrealized appreciation	0.07		—

Total from investment operations	0.25		0.01
Net decrease in net assets from capital share transactions	—		(1.30)
Dividends paid	(0.30)		—
Stock-based compensation expense included in investment loss(1)	0.01		0.01

Net asset value at end of period	$11.63		$10.90

Ratios and supplemental data:
Per share market value at end of period	$11.35		N/A	(2)
Total return	-2.84	%(3)	10.52	%(4)
Shares outstanding at end of period	10,234,865		3,801,965
Weighted average number of common shares outstanding	9,912,595		2,891,598
Net assets at end of period	$119,039,735		$41,435,233
Ratio of operating expense to average net assets (annualized)	15.39	%(5)	7.27%
Ratio of net investment income before provision for income tax expense and investment gains and losses (annualized)	7.09%		0.33%
Average debt outstanding	$82,666,667		$—
Weighted average debt per common share	$8.34		$—

(1)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123 (revised 2004), net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(2)	The Company completed the initial public offering of its common stock in June 2005, therefore, no market value data is presented as of March 31, 2005.
(3)	The total return for the period ended March 31, 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(4)	The total return for the period ended March 31, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005 or exercised 1 Year Warrants, will have a different total return. The Company completed its initial public offering on June 11, 2005, prior to that date shares were issued in a private placements.
(5)	The expense ratio excludes the income tax provision of $1,760,000 for the quarter ended March 31, 2006. If the income tax provision were included the expense ratio would be 21.49%.

10. Indemnification

The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Subsequent Events

On April 21, 2006, the Company raised approximately $34.0 million, net of estimated issuance costs, from a rights offering of 3,411,992 shares of its common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the closing.

On May 10, 2006, the Company repaid the $15.0 million outstanding under the Bridge Loan Credit Facility plus a $500,000 loan fee due on maturity and all accrued and unpaid interest through the date of repayment.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code (the Code). We intend to seek to be treated for federal income tax purposes as a RIC under Subchapter M of the Code as of January 1, 2006. To qualify for the benefits allowable to a RIC, we must, among other things, meet certain source-of-income and asset diversification and income distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies which, if we were to determine we should pursue such strategies, may diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees. As of the date of this report, we have not determined the probability that during 2006 we will qualify as RIC when we file our 2006 federal tax return.

Portfolio and Investment Activity

We commenced investment operations in September 2004 and entered into our first debt investment in November 2004. The total value of our investment portfolio was $176.8 million at March 31, 2006 as compared to $176.7 million at December 31, 2005. During the three months ended March 31, 2006, we made debt commitments to 11 new portfolio companies totaling $81.0 million and funded $32.5 million to 10 companies including one existing portfolio company. During the quarter we also received normal principal repayments of approximately $11.2 million and three companies made early repayments of $22.8 million. We also made an equity investments in one existing portfolio company in 2005 totaling $500,000 bringing total equity investments at fair value to approximately $4.7 million at March 31, 2006. At March 31, 2006, we had unfunded contractual commitments of $81.7 million to 15 portfolio companies.

Total portfolio investment activity (exclusive of unearned income) as of and for the period ended March 31, 2006 was as follows:

($ in millions)	March 31, 2006
Beginning Portfolio	$176.7
Loan Originations	32.5
Equity Investments	0.5
Gross Payments/Reductions	(11.2)
Early Pay-offs	(22.8)
Accretion of loan discounts	0.4
Unrealized Appreciation in Investments, net	0.7

Ending Portfolio	$176.8

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2006 and December 31, 2005 (excluding unearned income):

	March 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$164.0	92.7%	$163.4	92.4%
Subordinated debt	$8.1	4.6%	8.4	4.8%
Preferred stock	$4.7	2.7%	3.5	2%
Common stock	—	0.0%	1.4	0.8%

	$176.8	100.0%	$176.7	100.0%

The following table shows the fair value of our portfolio by industry sector at March 31, 2006 and December 31, 2005 (excluding unearned income):

	March 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Biopharmaceuticals	$53.7	30.4%	$43.6	24.7%
Software	32.8	18.6%	29.0	16.4%
Consumer & business products	20.7	11.7%	19.8	11.2%
Communications & networking	21.3	12.0%	32.5	18.4%
Medical devices	14.3	8.1%	14.8	8.4%
Internet consumer & business services	11.1	6.3%	8.7	4.9%
Electronics & computer hardware	10.9	6.2%	17.8	10.1%
Semiconductors	10.5	5.9%	10.5	5.9%
Energy	1.5	0.8%	—	0.0%

	$176.8	100.0%	$176.7	100.0%

We use an investment grading system, which grades each investment on a scale of 1 to 5, to characterize and monitor our expected level of returns on the debt investments in our portfolio with 1 being the highest quality. See “Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value		Percentage of Total Portfolio
Investment Grading
1	$13.7	8.0%	$9.9		5.8%
2	142.9	83.0	150.3		87.5
3	12.5	7.3	5.8		3.4
4	3.0	1.7	4.5		2.6
5	—	—	1.3	(1)	0.7

	$172.1	100%	$171.8		100.00%

(1)	Reflects the value of the assets of this portfolio company that were sold in January 2006 for which we received approximately $1.3 million in cash distributions. We received an additional contingent payment of approximately $469,000 in the first quarter of 2006. We may receive future distributions related to this sale but such distributions are contingent on future deliverables.

As of March 31, 2006, our investments had a weighted average investment grading of 2.04.

At March 31, 2006, the weighted average yield to maturity of our loan obligations was approximately 12.60%. Yields to maturity are computed using interest rates as of March 31, 2006 and include amortization of loan facility fees, original issue discounts, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2006 and 2005

Operating Income

Interest income totaled approximately $5.6 million for the three-month period ended March 31, 2006, an increase of $4.9 million or 734% as compared to $676,000 in the first quarter of 2005. Income from commitment and facility fees totaled approximately $852,000 and $78,000 for the three-month period ended March 31, 2006 and 2005, respectively. The increases are the result of origination activity and yield from the related investments. At March 31, 2006, we had approximately $3.0 million of deferred revenue related to commitment and facility fees, as compared to approximately $637,000 as of March 31, 2005. We expect to generate additional interest income and loan fees as we continue to originate additional investments.

Operating Expenses

Operating expenses totaled approximately $4.4 million and $722,000 during the three-month periods ended March 31, 2006 and 2005, respectively. Operating expenses for the first quarter of 2006 included interest expense, loan fees and unused commitment fees under our Bridge Loan Credit Facility and the Citigroup Facility of approximately $1.9 million. There were no interest, loan, or commitment fees during the three-month period ended March 31, 2005. Employee compensation and benefits were approximately $1.2 million and $495,000 during the three-month periods ended March 31, 2006 and 2005, respectively. The increase in compensation expense was directly related to increasing our headcount from 11 employees at March 31, 2005 to 19 employees at March 31, 2006. General and administrative expenses increased to $1.2 million from $203,000 during the first quarter of 2005 primarily due to increased legal expenses, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries as well as increased business development expenses. In addition, we incurred approximately $123,000 of stock-based compensation expense in the first quarter of 2006 as compared to $24,000 in 2005. We anticipate that operating expenses will increase over the next twelve months as we continue to incur higher interest expense on higher average outstanding debt balances, increase the number of our employees to support our growth and incur additional expenses related to being a public company, including expenses related to the implementation of the requirements under Sarbanes-Oxley Act.

Net Investment Income (Loss) Before Income Tax Expense and Investment Gains and Losses

Net investment income before provision for income tax expense for the three-months ended March 31, 2006 totaled $2.0 million as compared with net investment income before provision for income tax expense in the first quarter of 2005 of approximately $32,000. This change is made up of the items described above.

Net Investment Gains

We generated a net realized gain totaling approximately $1.1 million from the sale of common stock of one biopharmaceutical portfolio company and we recognized a gain of approximately $469,000 from additional recoveries on one portfolio company that was sold during the first quarter of 2006.

For the three-months ended March 31, 2006, net unrealized investment appreciation totaled approximately $674,000. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee of our Board of Directors. At March 31, 2006, cumulative gross unrealized appreciation totaled approximately $5.7 million in 11 of our portfolio investment companies and approximately $1.1 million of gross unrealized depreciation on 26 of our portfolio investment companies. The net unrealized appreciation totaling approximately $674,000 was the result of a net increase in the warrant portfolio of $2.1 million offset by net unrealized losses in the equity portfolio of $376,000, the write down of one portfolio by approximately $908,000 and a further reduction of approximately $159,000 related to the Citigroup warrant participation agreement. The reduction in the equity portfolio was primarily due to the turn around affect of selling shares of appreciated stock in one portfolio company in the warrant portfolio offset by an appreciation in one equity holding. We did not recognize any realized or unrealized gains or losses during the period ended March 31, 2005.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three-months ended March 31, 2006, net income totaled approximately $2.5 million compared to net income of approximately $32,000 for the three-months ended March 31, 2005. These changes are made up of the items previously described.

Basic and diluted net income per share for the three-months ended March 31, 2006 was $0.25 as compared to a basic and diluted income per share of $0.01 for the three-months ended March 31, 2005.

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

For the three-months ended March 31, 2006, net cash used in operating activities totaled approximately $2.9 million. This use of cash was due primarily due to $33.0 million used for investments in our portfolio companies offset by proceeds of $33.9 million in principal repayments, a $1.1 million realized gain on the stock of one portfolio company and an increase in accrued liabilities of $1.0 million. Cash provided by investing activities for the three-months ended March 31, 2006 totaled $1.2 million and was primarily due to proceeds from the sale of common stock in one portfolio company. Net cash provided by financing activities totaled $12.1 million for the first three months of 2006. In March, we received $5.0 million in proceeds from the sale of common stock and $10.0 million from borrowings under our credit facilities, offset by a dividend payment of $2.9 million.

As of March 31, 2006, net assets totaled $119 million, with a net asset value per share of $11.63, and we had approximately $31.6 million in cash and cash equivalents. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

As defined under the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of March 31, 2006 was approximately 238%.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of March 31, 2006, based on eligible loans in the investment portfolio and existing advance rates, we had approximately $1.9 million of borrowing capacity available under our existing $125 million securitized credit facility from Citigroup and $136.4 million of loans outstanding under the facility. As additional new loans are originated and funded, we will be able to increase our borrowing capacity under the Citigroup Facility beyond the current $1.9 million. Advances under the facility bear interest at one-month LIBOR plus 165 basis points. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Citigroup Facility.

On April 21, 2006, we raised approximately $34.0 million, net of estimated issuance costs, from a rights offering of 3,411,992 shares of our common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the closing. We believe these funding sources combined with cash on hand at March 31, 2006, cash provided from operations and financing activities will allow us to continue investing activities for 6 to 12 months. In order to fund new originations beyond this expected period, we intend to pursue additional equity financings and additional borrowing facilities.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2006, we had unfunded commitments of approximately $81.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2006:

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings(2)	$86,000	$86,000	—	—	—
Operating lease obligations	244	244	—	—	—

Total	$86,244	$86,244	—	—	—

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Citigroup credit facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.

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

On August 1, 2005, we amended our Bridge Loan Credit Facility with Alcmene Funding, LLC. The amended agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At December 31, 2005, the interest rate under the Bridge Loan Credit Facility was 9.76% per year. We had $25.0 million of outstanding borrowings under the Bridge Loan Credit Facility at December 31, 2005. On March 6, 2006, we repaid $10 million of the Bridge Loan Credit Facility, and the interest rate was reduced to 10.86%. On May 10, 2006, we repaid $15.0 million of the Bridge Loan Credit Facility plus a $500,000 loan fee due on maturity and all accrued and unpaid interest through the date of repayment.

On August 1, 2005, we, through Hercules Funding Trust I, our affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. Our ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lender’s consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2007. The Citigroup Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. The Citigroup Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests and to certain interest payment terms. There was $71.0 million of outstanding borrowings under the Citigroup Facility at March 31, 2006.

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

Dividends

On April 3, 2006, we declared a dividend of $0.30 per common share for holders of record on April 10, 2006. This dividend totaled approximately $3.1 million and was distributed on May 5, 2006.

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	$0.300
April 3, 2006	April 10, 2006	May 5, 2006	$0.300

			$0.625

RIC Election

We intend to seek to be taxed as a RIC under Subchapter M of the Code for 2006. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies which, if we were to determine we should pursue, may diminish the desirability of or impede our ability to qualify as a RIC. For example, in order to qualify as a RIC and obtain the tax benefits of such status, a corporation must meet certain requirements, including a qualified source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees. As of the date of this report, we have not determined the probability that during 2006 we will qualify as RIC when we file our 2006 federal tax return.

As such, we have elected to report our financial position and results of operations under Subchapter C of the Code until such time as we have reasonably ascertained that we will meet the required qualifications for a RIC.

As a C corporation, we will accrue income tax expense on a quarterly basis until we are able to reasonably determine that we will qualify as a RIC under the requirements contained in Subchapter M of the Code. If and when, during 2006, we are able to reasonably determine that we can qualify as a RIC, we will reverse any income tax expense recorded during 2006 and charge to income tax expense the $181,000 deferred tax asset on our balance sheet at March 31, 2006. If we had been able to make the determination as March 31, 2006, the impact of reversing the deferred tax assets and deferred tax liabilities to operations would have increased our NAV by approximately $0.03 per share. In addition, our taxable income per share as a RIC would have been approximately $0.30 per share.

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

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Valuation of Portfolio Investments. The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

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

At March 31, 2006, approximately 85% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by Management and approved by the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Management pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Management may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2006, 32 of our loan agreements were at fixed rates and nine loans were at variable rates. Over time some of our investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.

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

Bridge Financing

On April 12, 2005, we entered into a Bridge Loan Credit Facility with Alcmene Funding, L.L.C., a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. On March 6, 2006, we repaid $10.0 million of the Bridge Loan Credit Facility. The Bridge Loan Credit Facility consists of a $25 million senior secured first lien term loan, plus up to an additional $25 million of discretionary supplemental senior secured first lien term loans. The supplemental loans, if any, will be made on terms to be agreed upon between us and Alcmene. The Bridge Loan Credit Facility initially matured on October 12, 2005, subject to one six-month extension at our election. Under the original terms of the Bridge Loan Credit Facility, if we elected to extend the maturity date, we would have paid an extension fee of 1% of the principal amount of the outstanding loan. The Bridge Loan Credit Facility is prepayable by us at any time without premium or penalty. The entire principal amount of the Loan is due at maturity. Borrowings under the Bridge Loan Credit Facility originally bore interest at 8.0% per annum through the initial maturity date, and, if we elected to extend the maturity date of the Bridge Loan Credit Facility beyond the initial six-month term, borrowings were to bear interest at 11.5% per annum during any such extension period. In addition, we paid an upfront fee of $500,000 at the time of our initial draw down under the facility and will be obligated to pay a maturity fee of $500,000 upon repayment of the Bridge Loan Credit Facility, whether upon maturity or upon earlier repayment. The Bridge Loan Credit Facility contains a mandatory prepayment provision requiring that we turn over to Alcmene all principal payments that we receive from our loans to portfolio companies if at such time we have less than $5 million in cash or cash equivalents on hand. The Bridge Loan Credit Facility is secured by a first priority lien on substantially all of our assets. Interest on our Bridge Loan Credit Facility is payable in arrears monthly, on the maturity date and on any prepayment date. As of December 31, 2005 we had approximately $25.0 million outstanding under the Bridge Loan Credit Facility. In addition, at December 31, 2005, we had approximately $198,000 of prepaid fees related to the upfront draw down fee and accrued $302,000 for fees related to the maturity fee.

On August 1, 2005, we amended the Bridge Loan Credit Facility. The amendment agreement extended the term of the Bridge Loan Credit Facility to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. On March 6, 2006 we amended the Bridge Loan Credit Facility to extend the due date to June 30, 2006 and reduced the interest rate to 10.86%. On May 10, 2006, we repaid $15.0 million of the Bridge Loan Credit Facility plus a $500,000 loan fee due on maturity and all accrued and unpaid interest through the date of repayment.

Our Bridge Loan Credit Facility requires us to meet financial tests with respect to a minimum fixed charge coverage ratio, a minimum senior secured debt coverage ratio, minimum net assets and minimum net assets per share as well as concentration and default limits with respect to portfolio company loans. In addition, our Bridge Loan Credit Facility contains negative covenants limiting, among other things, additional liens and indebtedness, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, sales of assets, dividends, loans and advances (other than to our portfolio companies), and other matters customarily restricted in such agreements. Our Bridge Loan Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any security document supporting the Bridge Loan Credit Facility to be in full force and effect, and a change of control of our business. At March 31, 2006 we were in compliance with the covenants of the Bridge Loan Credit Facility.

Securitized Credit Facility

On August 1, 2005, we, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. On March 6, 2006, we amended the Citigroup Facility to increase the available credit to $125 million. Our ability to draw on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January. The Citigroup Facility will be collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.50% until the earlier of our borrowing $50.0 million under the facility or February 1, 2006, and 0.25% thereafter. The Citigroup Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. There was $71.0 million of borrowings outstanding under the Citigroup Facility at March 31, 2006.

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

ITEM 1A.

For information regarding risk factors, please refer to Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 12, 2006	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 12, 2006	/s/ DAVID M. LUND
David M. Lund Vice President of Finance and Senior Corporate
Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002