Form 10-Q
period 2006-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2006-08-11
CIK 1280784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00702
HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	743113410
(State or Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

525 University Ave., Suite 700
Palo Alto, California 94301	94301
(Address of Principal Executive Offices)	(Zip Code)
(650) 289-3060
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☑
     On August 1, 2006, there were 13,646,857 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
     In this Quarterly Report, the “Company”, “Hercules”, “we”, “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.
ITEM 1. FINANCIAL STATEMENTS
HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30,
	2006	December 31,
	(unaudited)	2005
Assets
Investments, at value (cost of $190,355,515 and $176,004,865, respectively)	$193,571,348	$176,673,226
Deferred loan origination revenue	(3,222,094)	(2,729,982)
Cash and cash equivalents	23,211,755	15,362,447
Interest receivable	2,089,839	1,479,375
Prepaid expenses	564,422	1,310,594
Deferred Tax Asset	—	1,454,000
Property and equipment, net	84,662	77,673
Other assets	939,176	20,546

Total assets	217,239,108	193,647,879

Liabilities
Accounts payable	679,984	150,081
Income tax payable	—	1,709,000
Accrued liabilities	2,230,038	1,436,468
Short-term loan payable	61,000,000	76,000,000

Total liabilities	63,910,022	79,295,549

Net assets	$153,329,086	$114,352,330

Net assets consist of:
Par value	$13,647	$9,802
Paid-in capital in excess of par value	153,637,428	114,524,833
Distributable earnings (accumulated deficit)	(321,989)	(182,305)

Total net assets	$153,329,086	$114,352,330

Shares of common stock outstanding ($0.001 par value, 30,000,000 authorized)	13,646,857	9,801,965

Net asset value per share	$11.24	$11.67

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3) (4)

Acceleron Pharmaceuticals, Inc.(2.62%)*	Biopharmaceuticals	Senior Debt Matures June 2009 Interest rate 10.25%	$4,000,000	$3,942,412	$3,942,412
		Preferred Stock Warrants		69,106	67,835

Total Acceleron Pharmaceuticals, Inc.				4,011,518	4,010,247

Aveo Pharmaceuticals, Inc. (4.89%)	Biopharmaceuticals	Senior Debt Matures September 2009 Interest rate 10.50%	$7,500,000	7,500,000	7,500,000
		Preferred Stock Warrants		—	—

Total Aveo Pharmaceuticals, Inc.				7,500,000	7,500,000

Guava Technologies, Inc. (2.95%)	Biopharmaceuticals	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$4,500,000	4,412,168	4,412,168
		Preferred Stock Warrants		105,399	103,501

Total Guava Technologies, Inc.				4,517,567	4,515,669

Labopharm USA, Inc. (5.50%)(6)	Biopharmaceuticals	Senior Debt Matures July 2008 Interest rate 11.95%	$8,369,594	8,428,130	8,428,130

Total Labopharm USA, Inc.				8,428,130	8,428,130

Merrimack Pharmaceuticals, Inc.(5.15%)	Biopharmaceuticals	Senior Debt Matures October 2008 Interest rate 11.15%	$7,559,592	7,461,010	7,461,010
		Preferred Stock Warrants		155,456	438,523

Total Merrimack Pharmaceuticals, Inc.				7,616,466	7,899,533

Omrix Biopharmaceuticals, Inc. (0.17%)	Biopharmaceuticals	Common Stock Warrants		11,370	266,493

Total Omrix Biopharmaceuticals, Inc.				11,370	266,493

Paratek Pharmaceuticals, Inc. (5.59%)	Biopharmaceuticals	Senior Debt Matures June 2008 Interest rate 10.60%	$8,518,130	8,430,349	8,430,349
		Preferred Stock Warrants		137,396	138,967

Total Paratek Pharmaceuticals, Inc.				8,567,745	8,569,316

Quatrx Pharmaceuticals Company (3.93%)	Biopharmaceuticals	Senior Debt Matures January 2010 Interest rate Prime + 3.00%	$6,000,000	5,807,190	5,807,190
		Preferred Stock Warrants		220,354	220,703

Total Quatrx Pharmaceuticals Company				6,027,544	6,027,893
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2006
(unaudited)

			Principal
Portfolio Company	Industry	Type of Investment(1)	Amount	Cost(2)	Value(3)(4)
Sirtris Pharmaceuticals, Inc. (6.52%)	Biopharmaceuticals	Senior Debt Matures April 2011 Interest rate 10.60%	$10,000,000	$9,915,612	$9,915,612
		Preferred Stock Warrants		88,829	86,414

Total Sirtris Pharmaceuticals, Inc.				10,004,441	10,002,026

TransOral Pharmaceuticals, Inc. (2.61%)	Biopharmaceuticals	Senior Debt Matures October 2009 Interest rate 10.69%	$4,000,000	3,966,152	3,966,152
		Preferred Stock Warrants		35,630	34,429

Total TransOral Pharmaceuticals, Inc.				4,001,782	4,000,581

Total Biopharmaceuticals (39.93%)				60,686,563	61,219,888

Atrenta, Inc. (3.28%)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$5,000,000	4,900,603	4,900,603
		Preferred Stock Warrants		102,396	102,633
		Preferred Stock Warrants		33,760	33,677

Total Atrenta, Inc.				5,036,759	5,036,913

Compete, Inc. (2.61%)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.50%	$4,000,000	3,944,643	3,944,643
		Preferred Stock Warrants		62,067	60,205

Total Compete, Inc.				4,006,710	4,004,848

Concuity, Inc. (2.40%)	Software	Senior Debt Matures March 2008 Interest rate 9.95%	$3,678,540	3,676,498	3,676,498
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				3,679,998	3,676,498

GameLogic, Inc. (1.96%)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$3,000,000	2,949,901	2,949,901
		Preferred Stock Warrants		52,604	50,857

Total GameLogic, Inc.				3,002,505	3,000,758

Gomez, Inc. (1.13%)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$1,719,873	1,703,345	1,703,345
		Preferred Stock Warrants		35,000	28,159

Total Gomez, Inc.				1,738,345	1,731,504
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3) (4)
HighRoads, Inc. (1.54%)	Software	Senior Debt
		Matures February 2009
		Interest rate 11.25%	$2,349,845	$2,311,555	$2,311,555
		Preferred Stock Warrants		44,466	43,486

Total HighRoads, Inc.				2,356,021	2,355,041

Inxight Software, Inc. (3.07%)	Software	Senior Debt
		Matures February 2008
		Interest rate 10.00%	$4,699,490	4,666,262	4,666,262
		Preferred Stock Warrants		55,963	41,952

Total Inxight Software, Inc.				4,722,225	4,708,214

Oatsystems, Inc. (1.96%)	Software	Senior Debt
		Matures September 2009
		Interest rate Prime + 3.00%	$3,000,000	2,967,945	2,967,945
		Preferred Stock Warrants		33,742	32,681

Total Oatsystems, Inc.				3,001,687	3,000,626

Proficiency, Inc. (1.97%)(6)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,934,808	3,026,687
		Preferred Stock Warrants		96,370	—

Total Proficiency, Inc.				4,031,178	3,026,687

Savvion, Inc. (1.31%)	Software	Revolving Line of Credit
		Matures March 2007
		Interest rate Prime + 2.00%	$2,000,000	1,965,243	1,965,243
		Preferred Stock Warrants		52,135	50,930

Total Savvion, Inc.				2,017,378	2,016,173

Sportvision, Inc. (0.02%)	Software	Preferred Stock Warrants		39,339	37,531

Total Sportvision, Inc.				39,339	37,531

Talisma Corp. (1.75%)	Software	Subordinated Debt
		Matures December 2007
		Interest rate 11.25%	$2,663,637	2,640,498	2,640,498
		Preferred Stock Warrants		49,000	37,698

Total Talisma Corp.				2,689,498	2,678,196

Total Software (23.00%)				36,321,643	35,272,989

Market Force Information, Inc. (1.31%)	Consumer & Business Products	Subordinated Debt
		Matures May 2009
		Interest rate 10.45%	$2,000,000	1,978,685	1,978,685
		Preferred Stock Warrants		23,823	23,455

Total Market Force Information, Inc.				2,002,508	2,002,140
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3) (4)
Wageworks, Inc. (11.34%)	Consumer & Business	Senior Debt
	Products	Matures November 2008
		Interest rate Prime + 4.00%	$16,365,835	$16,197,859	$16,197,859
		Preferred Stock Warrants		251,964	1,191,671
Wageworks, Inc. (0.16%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				16,699,818	17,639,525

Total Consumer & Business Products (12.81%)				18,702,326	19,641,665

IKANO Communications, Inc. (0.07%)	Communications &	Preferred Stock Warrants		45,460	42,452
	Networking	Preferred Stock Warrants		72,344	69,660

Total IKANO Communications, Inc.				117,804	112,112

Interwise, Inc. (1.61%)	Communications &	Senior Debt
	Networking	Matures August 2008
		Interest rate 17.50%	$2,467,438	2,467,438	2,467,438

Total Interwise, Inc.				2,467,438	2,467,438

Optovia Corporation (3.26%)	Communications &	Senior Debt
	Networking	Matures Septebmer 2006
		Interest rate Prime + 7.25%	$5,000,000	5,000,000	5,000,000

Total Optovia Corporation				5,000,000	5,000,000

Pathfire, Inc. (3.27%)	Communications &	Senior Debt
	Networking	Matures December 2008
		Interest rate Prime + 3.65%	$5,000,000	4,949,028	4,949,028
		Preferred Stock Warrants		63,276	63,969

Total Pathfire, Inc.				5,012,304	5,012,997

Ping Identity Corporation (1.96%)	Communications &	Senior Debt
	Networking	Matures June 2009
		Interest rate 11.25%	$3,000,000	2,953,652	2,953,652
		Preferred Stock Warrants		51,801	50,096

Total Ping Identity Corporation				3,005,453	3,003,748

Rivulet Communications, Inc. (2.29%)	Communications &	Senior Debt
	Networking	Matures September 2009
		Interest rate Prime + 2.75%	$3,500,000	3,451,959	3,451,959
		Preferred Stock Warrants		50,710	49,026
Rivulet Communications, Inc. (0.16%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,752,669	3,750,985
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3) (4)

Simpler Networks Corp. (3.68%)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 11.75%	$5,000,000	$4,863,209	$4,863,209
		Preferred Stock Warrants		160,241	772,809
Simpler Networks Corp. (0.33%)		Preferred Stock		500,000	500,000

Total Simpler Networks Corp.				5,523,450	6,136,018

Total Communications & Networking (16.63%)				24,879,118	25,483,298

Adiana, Inc. (1.09%)	Medical Devices & Equipment	Senior Debt Matures June 2008 Interest rate Prime + 6.00%	$1,652,109	1,607,292	1,607,292
		Preferred Stock Warrants		67,225	65,439
Adiana, Inc. (0.33%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,174,517	2,172,731

Gynesonics, Inc. (0.01%)	Medical Devices & Equipment	Senior Debt Matures October 2009 Interest rate Prime + 1.25%		1,254	1,254
		Preferred Stock Warrants		17,552	17,068

Total Gynesonics, Inc.				18,806	18,322

Optiscan Biomedical, Corp. (0.94%)	Medical Devices & Equipment	Senior Convertible Term Loan Matures March 2008 Interest rate 15.00%	$1,423,169	1,368,646	1,368,646
		Preferred Stock Warrants		80,486	80,230
Optiscan Biomedical, Corp. (0.65%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,449,132	2,448,876

Power Medical Interventions, Inc. (2.17%)	Medical Devices & Equipment	Senior Debt Matures June 2008 Interest rate 10.71%	$3,282,949	3,258,997	3,258,997
		Common Stock Warrants		39,195	55,494

Total Power Medical Interventions, Inc.				3,298,192	3,314,491

Xillix Technologies Corp. (3.49%)(6)	Medical Devices & Equipment	Senior Debt Matures December 2008 Interest rate 12.40%	$5,500,000	5,247,774	5,247,774
		Preferred Stock Warrants		313,108	103,878

Total Xillix Technologies Corp.				5,560,882	5,351,652

Total Medical Devices & Equipment (8.68%)				13,501,529	13,306,072

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3) (4)

Affinity Express, Inc. (1.01%)	Internet Consumer & Business Services	Senior Debt Matures November 2007 Interest rate 13.50%	$1,318,547	$1,301,761	$1,301,761
		Common Stock Warrants		17,000	185,369
		Common Stock Warrants		15,000	55,941
Affinity Express, Inc. (0.16%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,583,761	1,793,071

Hedgestreet, Inc. (1.31%)	Internet Consumer & Business Services	Senior Debt Matures March 2009 Interest rate Prime + 3.25%	$2,000,000	1,953,956	1,953,956
		Preferred Stock Warrants		54,956	55,045

Total Hedgestreet, Inc.				2,008,912	2,009,001

Invoke Solutions, Inc. (1.96%)	Internet Consumer & Business Services	Senior Debt Matures December 2008 Interest rate 11.25%	$3,000,000	2,964,696	2,964,696
		Preferred Stock Warrants		43,826	44,042

Total Invoke Solutions, Inc.				3,008,522	3,008,738

RazorGator Interactive Group, Inc. (2.63%)	Internet Consumer & Business Services	Senior Debt Matures January 2008 Interest rate 9.95%	$3,446,622	3,440,097	3,440,097
		Preferred Stock Warrants		13,050	588,025
RazorGator Interactive Group, Inc. (1.11%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				4,453,147	5,736,300

Total Internet Consumer & Business Services (8.18%)				11,054,342	12,547,110

Cornice, Inc. (7.93%)	Electronics & Computer Hardware	Senior Debt Matures November 2008 Interest rate Prime + 4.50%	$4,269,228	4,286,994	4,286,994
		Revolving Line of Credit Matures November 2006 Interest rate Prime + 3.00%	$7,783,279	7,612,523	7,612,523
		Preferred Stock Warrants		101,597	98,945
		Preferred Stock Warrants		35,353	34,060
		Preferred Stock Warrants		135,403	131,869

Total Cornice, Inc.				12,171,870	12,164,391

Sling Media, Inc. (0.94%)	Electronics & Computer Hardware	Preferred Stock Warrants		38,968	944,475
		Preferred Stock		500,000	500,000

Total Sling Media, Inc.				538,968	1,444,475
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost (2)	Value(3) (4)
ViDeOnline Communications, Inc. (0.33%)	Electronics & Computer Hardware	Senior Debt Matures May 2009 Interest rate 15.00%	$500,000	$500,000	$500,000
		Preferred Stock Warrants		—	—

Total ViDeOnline Communications, Inc.				500,000	500,000

Total Electronics & Computer Hardware (9.20%)				13,210,838	14,108,866

Ageia Technologies (5.23%)	Semiconductors	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$8,000,000	7,931,118	7,931,118
		Preferred Stock Warrants		99,190	92,020
Ageia Technologies (0.33%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,530,308	8,523,138

Cradle Technologies (1.28%)	Semiconductors	Senior Debt
		Matures December 2008
		Interest rate Prime + 4.70%	$1,947,643	1,883,883	1,883,883
		Preferred Stock Warrants		79,150	78,480

Total Cradle Technologies				1,963,033	1,962,363

Total Semiconductors (6.84%)				10,493,341	10,485,501

Lilliputian Systems, Inc. (0.98%)	Energy	Senior Debt
		Matures March 2010
		Interest rate 9.75%	$1,500,000	1,457,355	1,457,355
		Preferred Stock Warrants		48,460	48,604

Total Lilliputian Systems, Inc.				1,505,815	1,505,959

Total Energy (0.98%)				1,505,815	1,505,959

Total Investments (126.25%)				$190,355,515	$193,571,348

*	Value as a percent of net assets

(1)	All debt investments are income producing. Preferred and common stock and all warrants are non-income producing.

(2)	Tax cost at June 30, 2006 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,507,950, $1,292,117 and $3,215,833, respectively.

(3)	Except for a warrant in one publicly traded company, all investments are restricted at June 30, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Citigroup has an equity participation right on loans collateralized under the Citigroup facility. The value of their participation right on unrealized gains in the related equity investments was approximately $378,347 at June 30, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at June 30, 2006.

(5)	All investments are less than 5% owned.

(6)	Non-U.S. company or the company’s principal place of business is outside of the United States.
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2005

			Principal
Portfolio Company	Industry	Type of Investment(1)	Amount	Cost(2)	Value(3)(4)
Acceleron Pharmaceuticals, Inc. (3.50%)*	Biopharmaceuticals	Senior Debt Matures June 2009 Interest rate 10.25%	$4,000,000	$3,932,539	$3,932,539
		Preferred Stock Warrants		69,106	68,054

Total Acceleron Pharmaceuticals, Inc.				4,001,645	4,000,593

Guava Technologies, Inc. (3.94%)	Biopharmaceuticals	Senior Debt
		Matures July 2009
		Interest rate Prime + 3.25%	$4,500,000	4,397,111	4,397,111
		Preferred Stock Warrants		105,399	103,837

Total Guava Technologies, Inc.				4,502,510	4,500,948

Labopharm USA, Inc. (8.63%)	Biopharmaceuticals	Senior Debt
		Matures July 2008
		Interest rate 11.95%	$9,837,901	9,869,420	9,869,420
Labopharm USA, Inc. (1.20%)		Common Stock		112,335	1,367,268

Total Labopharm USA, Inc.				9,981,755	11,236,688

Merrimack Pharmaceuticals, Inc. (7.89%)	Biopharmaceuticals	Senior Debt
		Matures October 2008
		Interest rate 11.15%	$9,000,000	8,878,668	8,878,668
		Preferred Stock Warrants		155,456	140,675

Total Merrimack Pharmaceuticals, Inc.				9,034,124	9,019,343

Omrix Biopharmaceuticals, Inc. (4.16%)	Biopharmaceuticals	Senior Debt
		Matures March 2008
		Interest rate 11.45%	$4,709,994	4,701,782	4,701,782
		Common Stock Warrants		11,370	58,399

Total Omrix Biopharmaceuticals, Inc.				4,713,152	4,760,181

Paratek Pharmaceuticals, Inc. (8.76%)	Biopharmaceuticals	Senior Debt
		Matures June 2008
		Interest rate 10.6%	$10,000,000	9,889,320	9,889,320
		Preferred Stock Warrants		137,396	141,881

Total Paratek Pharmaceuticals, Inc.				10,026,716	10,031,201

Total Biopharmaceuticals (38.08%)				42,259,902	43,548,954

Atrenta, Inc. (4.38%)	Software	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$5,000,000	4,869,095	4,869,095
		Preferred Stock Warrants		102,396	102,886
		Preferred Stock Warrants		33,760	33,760

Total Atrenta, Inc.				5,005,251	5,005,741

Concuity, Inc. (3.99%)	Software	Senior Debt
		Matures March 2008
		Interest rate 9.95%	$4,570,498	4,567,873	4,567,873
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				4,571,373	4,567,873

Gomez, Inc. (1.93%)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$2,197,436	2,175,075	2,175,075
		Preferred Stock Warrants		35,000	32,467

Total Gomez, Inc.				2,210,075	2,207,542

Inxight Software, Inc. (4.38%)	Software	Senior Debt
		Matures February 2008
		Interest rate 10.00%	$5,000,000	4,956,279	4,956,279
		Preferred Stock Warrants		55,963	46,735

Total Inxight Software, Inc.				5,012,242	5,003,014
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

			Principal
Portfolio Company	Industry	Type of Investment(1)	Amount	Cost(2)	Value(3)(4)
Metreo, Inc. (1.11%)	Software	Senior Debt
		Matures November 2007
		Interest rate 12.95%	$500,000	$4,525,714	$1,266,000
		Preferred Stock Warrants		50,000	—

Total Metreo, Inc.				4,575,714	1,266,000

Proficiency, Inc. (3.51%)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,917,802	3,917,802
		Preferred Stock Warrants		96,370	94,105

Total Proficiency, Inc.				4,014,172	4,011,907

Sportvision, Inc. (3.08%)	Software	Senior Debt
		Matures June 2008
		Interest rate 9.95%	$3,518,716	3,488,119	3,488,119
		Preferred Stock Warrants		39,339	38,523

Total Sportvision, Inc.				3,527,458	3,526,642

Talisma Corp. (2.99%)	Software	Subordinated Debt

		Matures December 2007
		Interest rate 11.25%	$3,410,120	3,378,814	3,378,814
		Preferred Stock Warrants		49,000	43,428

Total Talisma Corp.				3,427,814	3,422,242

Total Software (25.37%)				32,344,099	29,010,961

Wageworks, Inc. (17.12%)	Consumer &	Senior Debt
	Business Products	Matures November 2008
		Interest rate Prime + 4.00%	$18,583,966	18,379,995	18,379,995
		Preferred Stock Warrants		251,964	1,197,735
Wageworks, Inc. (0.22%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				18,881,954	19,827,725

Total Consumer & Business Products (17.34%)				18,881,954	19,827,725

IKANO Communications, Inc. (14.44%)	Communications &	Senior Debt
	Networking	Matures December 2008
		Interest rate 9.25%	$16,454,540	16,402,789	16,402,789
		Preferred Stock Warrants		45,460	43,710
		Preferred Stock Warrants		72,344	71,000

Total IKANO Communications, Inc.				16,520,593	16,517,499

Interwise, Inc. (2.46%)	Communications &	Senior Debt
	Networking	Matures August 2008
		Interest rate 17.50%	$2,809,653	2,809,653	2,809,653

Total Interwise, Inc.				2,809,653	2,809,653

Occam Networks, Inc. (2.79%)	Communications &	Senior Debt
	Networking	Matures December 2007
		Interest rate 11.95%	$2,559,827	2,540,021	2,540,021
		Preferred Stock Warrants		14,000	286,364
		Common Stock Warrants		17,000	368,935

Total Occam Networks, Inc.				2,571,021	3,195,320

Optovia Corporation (4.37%)	Communications &	Senior Debt
	Networking	Matures September 2006
		Interest rate Prime + 7.25%	$5,000,000	5,000,000	5,000,000

Total Optovia Corporation				5,000,000	5,000,000
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

			Principal
Portfolio Company	Industry	Type of Investment(1)	Amount	Cost(2)	Value(3)(4)
Pathfire, Inc. (4.38%)	Communications &	Senior Debt
	Networking	Matures December 2008
		Interest rate Prime + 3.65%	$5,000,000	$4,938,482	$4,938,482
		Preferred Stock Warrants		63,276	64,144

Total Pathfire, Inc.				5,001,758	5,002,626

Total Communications & Networking (28.44%)				31,903,025	32,525,098

Adiana, Inc. (1.76%)	Medical Devices &	Senior Debt
	Equipment	Matures June 2008
		Interest rate Prime + 6.00%	$2,000,000	1,943,979	1,943,979
		Preferred Stock Warrants		67,225	66,404
Adiana, Inc. (0.44%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,511,204	2,510,383

Optiscan Biomedical, Corp. (1.54%)	Medical Devices &	Senior Convertible Term Loan
	Equipment	Matures March 2008
		Interest rate 15.00%	$1,753,164	1,683,063	1,683,063
		Preferred Stock Warrants		80,486	81,185
Optiscan Biomedical, Corp. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,763,549	2,764,248

Power Medical Interventions, Inc. (3.52%)	Medical Devices &	Senior Debt
	Equipment	Matures June 2008
		Interest rate 10.71%	$4,000,000	3,969,515	3,969,515
		Common Stock Warrants		39,195	56,490

Total Power Medical Interventions, Inc.				4,008,710	4,026,005

Xillix Technologies Corp. (4.83%)	Medical Devices &	Senior Debt
	Equipment	Matures December 2008
		Interest rate 12.40%	$5,500,000	5,195,589	5,195,589
		Preferred Stock Warrants		313,108	325,601

Total Xillix Technologies Corp.				5,508,697	5,521,190

Total Medical Devices & Equipment (12.96%)				14,792,160	14,821,826

Affinity Express, Inc. (1.54%)	Internet Consumer &	Senior Debt
	Business Services	Matures November 2007
		Interest rate 13.50%	$1,583,531	1,560,450	1,560,450
		Common Stock Warrants		17,000	187,922
		Common Stock Warrants		15,000	12,995
Affinity Express, Inc. (0.22%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,842,450	2,011,367

Invoke Solutions, Inc. (1.31%)	Internet Consumer &	Senior Debt
	Business Services	Matures December 2008
		Interest rate 11.25%	$1,500,000	1,457,391	1,457,391
		Preferred Stock Warrants		43,826	44,155

Total Invoke Solutions, Inc.				1,501,217	1,501,546

RazorGator Interactive Group, Inc. (3.64%)	Internet Consumer &	Senior Debt
	Business Services	Matures January 2008
		Interest rate 9.95%	$4,104,553	4,095,853	4,095,853
		Preferred Stock Warrants		13,050	64,833
RazorGator Interactive Group, Inc. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total RazorGator Interactive Group, Inc.				5,108,903	5,160,686

Total Internet Consumer & Business Service (7.58%)				8,452,570	8,673,599

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

			Principal
Portfolio Company	Industry	Type of Investment(1)	Amount	Cost(2)	Value(3)(4)
Cornice Inc. (11.24%)	Electronics & Computer	Senior Debt
	Hardware	Matures November 2008
		Interest rate Prime + 4.50%	$5,000,000	$4,915,455	$4,915,455
		Revolving Line of Credit
		Matures November 2006
		Interest rate Prime + 3.00%	$7,834,131	7,663,375	7,663,375
		Preferred Stock Warrants		101,597	99,336
		Preferred Stock Warrants		35,353	34,230
		Preferred Stock Warrants		135,403	132,390

Total Cornice, Inc.				12,851,183	12,844,786

Sling Media, Inc. (4.29%)	Electronics & Computer	Senior Debt
	Hardware	Matures January 2009
		Interest rate 10.25%	$4,000,000	3,965,029	3,965,029
		Preferred Stock Warrants		38,968	945,365

Total Sling Media, Inc.				4,003,997	4,910,394

Total Electronics & Computer Hardware (15.53%)				16,855,180	17,755,180

Ageia Technologies (7.00%)	Semiconductor	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$8,000,000	7,914,586	7,914,586
		Preferred Stock Warrants		99,190	93,518
Ageia Technologies		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,513,776	8,508,104

Cradle Technologies (1.75%)	Semiconductors	Senior Debt
		Matures December 2008
		Interest rate Prime + 4.70%	$2,000,000	1,923,049	1,923,049
		Preferred Stock Warrants		79,150	78,730

Total Cradle Technologies				2,002,199	2,001,779

Total Semiconductors (9.20%)				10,515,975	10,509,883

Total Investments (154.50%)				$176,004,865	$176,673,226

*	Value as a percent of net assets

(1)	All debt investments are income producing. Preferred and common stock and all warrants are non-income producing.

(2)	Tax cost at December 31, 2005 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,035,789, $3,367,428 and $668,361, respectively, at December 31, 2005.

(3)	Except for common stock held in Labopharm Biopharmaceuticals, all investments are restricted at December 31, 2005 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Citigroup has an equity participation right on warrants collateralized under the Citigroup facility. The value of their participation right on unrealized gains in the related equity investments was approximately $342,000 at December 31, 2005 and is included in accrued.

(5)	All investments are less than 5% owned.
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Investment income:
Interest	$6,175,831	$1,720,281	$11,810,370	$2,395,885
Fees	612,080	192,543	1,464,674	270,912

Total investment income	6,787,911	1,912,824	13,275,044	2,666,797

Operating expenses:
Interest	1,357,893	444,444	3,034,875	444,444
Loan fees	286,688	433,333	537,481	433,333
Compensation and benefits	1,127,238	869,874	2,332,320	1,364,828
General and administrative	1,418,584	442,770	2,603,977	645,419
Stock-based compensation	130,000	56,000	253,000	80,000

Total operating expenses	4,320,403	2,246,421	8,761,653	2,968,024

Net investment income (loss) before provision for income tax and investment gains and losses	2,467,508	(333,597)	4,513,391	(301,227)
Income tax (benefit) expense	(771,823)	—	988,177	—

Net investment income (loss)	3,239,331	(333,597)	3,525,214	(301,227)
Net realized gain on equity investment	1,599,422	—	3,144,443	—
Net (decrease) increase in unrealized appreciation on investments	(1,472,381)	1,043,392	(798,292)	1,043,392

Net gain on investments	127,041	1,043,392	2,346,151	1,043,392

Net increase in net assets resulting from operations	$3,366,372	$709,795	$5,871,365	$742,165

Net investment income (loss) before provision for income tax and investment gains and losses:
Basic	$0.19	$(0.07)	$0.40	$(0.08)

Diluted	$0.19	$(0.06)	$0.39	$(0.07)

Change in net assets per common share:
Basic	$0.26	$0.14	$0.52	$0.19

Diluted	$0.26	$0.14	$0.51	$0.18

Weighted average shares outstanding
Basic	12,859,474	5,121,000	11,394,175	4,006,000

Diluted	12,944,601	5,242,000	11,479,302	4,119,000

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

				Distributable earnings
	Common Stock		Paid-In	(accumulated	Net
	Shares	Par Value	Capital	deficit)	Assets

Balance at December 31, 2004	2,059,270	$2,059	$27,117,896	$(2,041,822)	$25,078,133

Issuance of common shares, net of offering costs	268,134	268	3,870,542	—	3,870,810

Issuance of shares in lieu of 5 year warrants	298,598	299	(299)	—	—

Issuance of shares on exercise of 1 year warrants	1,175,963	1,176	12,428,744	—	12,429,920

Issuance of common shares in IPO, net of offering costs	6,000,000	6,000	70,971,088	—	70,977,088

Stock-based compensation	—	—	80,000	—	80,000

Increase in net assets from operations:
Net investment loss	—	—	—	(301,227)	—
Net unrealized appreciation on investments	—	—	—	1,043,392	—

Net increase in net assets resulting from operations	—	—	—	742,165	742,165

Balance at June 30, 2005	9,801,965	$9,802	$114,467,971	$(1,299,657)	$113,178,116

Balance at December 31, 2005	9,801,965	$9,802	$114,524,833	$(182,305)	$114,352,330

Issuance of common shares	432,900	433	4,999,567	—	5,000,000

Issuance of common shares in Rights Offering, net of offering costs	3,411,992	3,412	33,860,028	—	33,863,440

Stock-based compensation	—	—	253,000	—	253,000

Distribution to shareholders	—	—	—	(6,011,049)	(6,011,049)

Increase in net assets from operations:
Net investment income	—	—	—	3,525,214	—
Net realized gain on investments	—	—	—	3,144,443	—
Net unrealized depreciation on investments	—	—	—	(908,121)	—
Net unrealized appreciation on equity investments	—	—	—	(1,839,781)	—
Net unrealized appreciation on warrants	—	—	—	1,949,610	—

Net increase in net assets resulting from operations	—	—	—	5,871,365	5,871,365

Balance at June 30, 2006	13,646,857	$13,647	$153,637,428	$(321,989)	$153,329,086

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,871,365	$742,165
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(65,850,000)	(70,330,000)
Principal payments received on investments	48,823,968	937,529
Net unrealized appreciation on investments	541,407	(1,043,392)
Net unrealized appreciation on investments due to lender	(23,001)	—
Net realized gain on sale of equity investment	(2,280,541)	—
Accretion of loan discounts	(709,406)	(82,129)
Accretion of loan exit fees	(276,981)	(87,312)
Depreciation	20,638	8,517
Stock-based compensation	253,000	80,000
Amortization of deferred loan origination revenue	(1,162,048)	(270,912)
Change in operating assets and liabilities:
Interest receivable	(475,402)	(562,557)
Prepaid expenses and other current assets	888,091	(618,340)
Income tax receivable	(533,423)	—
Deferred tax asset	1,454,000	—
Accounts payable	529,903	718,510
Income tax payable	(1,709,000)	—
Accrued liabilities	799,019	687,969
Deferred loan origination revenue	1,654,160	1,640,984

Net cash used in operating activities	(12,184,251)	(68,178,968)

Cash flows from investing activities:
Proceeds from sale of equity investment	2,594,002	—
Purchases of capital equipment	(27,627)	(31,457)
Other long-term assets	(385,207)	(18,046)

Net cash provided by (used in) investing activities	2,181,168	(49,503)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	38,863,440	87,277,818
Dividends paid	(6,011,049)	—
(Repayment) proceeds of credit facilities	(15,000,000)	25,000,000

Net cash provided by financing activities	17,852,391	112,277,818

Net increase in cash	7,849,308	44,049,347
Cash and cash equivalents at beginning of period	15,362,447	8,678,329

Cash and cash equivalents at end of period	$23,211,755	$52,727,676

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation
     Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado and Chicago, Illinois areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.
     The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be regulated for federal income tax purposes as a regulated investment company (“RIC”) for the 2006 tax year. If the Company qualifies as a RIC for the year ended December 31, 2006, the election will be effective as of January 1, 2006.
     On June 11, 2005, the Company raised approximately $70.9 million, net of issuance costs, from an initial public offering (“IPO”) of 6,000,000 shares of its common stock. On April 21, 2006, the Company raised approximately $34.0 million, net of issuance costs, from a rights offering of 3,411,992 shares of its common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the expiration date of the offering.
     In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). On May 3, 2005, HT II filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on June 24, 2005, the HT II received a letter of acknowledgement of receipt of this application. Upon receipt of this letter from the SBA, HT II was eligible to make pre-approved investments. If HT II’s application to the SBIC program is ultimately approved by the SBA, then it will be able to borrow funds from the SBA against eligible pre-approved investments and additional contributions to regulatory capital. At June 30, 2006, the Company has a net investment of $2.5 million in HT II, and there is one outstanding investment in the amount of $1.9 million, which was funded in 2005. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner.
     In July 2005, the Company formed Hercules Funding I LLC and Hercules Funding Trust I, an affiliated statutory trust, and executed a $125 million securitized credit facility, as amended, with Citigroup Global Markets Realty Corp. (see Note 4).
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
2. Valuation of Investments
     Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistent procedures and the recommendations of the Valuation Committee of the Board of Directors. At June 30, 2006, approximately 89% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors.
     Estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Fair value is the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Due to the inherent uncertainty in the valuation process, fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.
     When originating a debt instrument, the Company expects to receive warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received.
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
     As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At June 30, 2006 and 2005, all of the Company’s investments were in Non-Control/Non-Affiliate companies.
     Security transactions are recorded on the trade-date basis.
     A summary of the composition of the Company’s investment portfolio as of June 30, 2006 and December 31, 2005 at fair value is shown as follows:

	June 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
Senior debt with warrants	$180.4	93.2%	$163.4	92.4%
Subordinated debt	7.7	4.0%	8.4	4.8%
Preferred stock	5.5	2.8%	3.5	2.0%
Common stock	—	0.0%	1.4	0.8%

	$193.6	100.0%	$176.7	100.0%

     A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	June 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
United States	$176.8	91.3%	$155.9	88.2%
Canada	13.8	7.1%	16.8	9.5%
Israel	3.0	1.6%	4.0	2.3%

	$193.6	100.0%	$176.7	100.0%

     The following table shows the fair value of our portfolio by industry sector at June 30, 2006 and December 31, 2005 (excluding unearned income):

	June 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio

Biopharmaceuticals	$61.2	31.6%	$43.6	24.7%
Software	35.3	18.2%	29.0	16.4%
Communications & networking	25.5	13.2%	32.5	18.4%
Consumer & business products	19.6	10.1%	19.8	11.2%
Electronics & computer hardware	14.1	7.3%	17.8	10.1%
Medical devices	13.3	6.9%	14.8	8.4%
Internet consumer & business services	12.6	6.5%	8.7	4.9%
Semiconductors	10.5	5.4%	10.5	5.9%
Energy	1.5	0.8%	—	0.0%

	$193.6	100.0%	$176.7	100.0%

     During the three- and six- month periods ended June 30, 2006, the Company made investments in debt securities totaling $32,100,000 and $64,600,000, respectively. In addition, during the three- and six- month periods ended June 30, 2006, the Company made investments in equity securities of $750,000 and $1,250,000, respectively.
     Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. Original discount fees are reflected as adjustments to the loan yield. The Company had approximately $3.2 million and $2.7 of unamortized fees at June 30, 2006 and December 31, 2005, respectively, and approximately $655,595 and $351,000 million in exit fees receivable at June 30, 2006 and December 31, 2005, respectively.
3. Credit Facility
     On April 12, 2005, the Company entered into a bridge loan credit facility (the “Bridge Loan Credit Facility” or the “Loan”) with Alcmene Funding, L.L.C. (“Alcmene”), a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Loan was subsequently amended on August 1, 2005 and March 6, 2006. The Loan was originally a $25 million senior secured term loan, allowing for up to an additional $25 million of discretionary supplemental senior secured loans. On August 1, 2005, the Company amended the Loan with an agreement extending the term of the Bridge Loan Credit Facility to April 12, 2006. The amendment eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. On March 6, 2006, the Company entered into an agreement to repay $10.0 million of the $25.0 million outstanding under its Bridge Loan Credit Facility. The Company also extended the maturity of the remaining $15.0 million to June 30, 2006 and decreased the interest rate from 13.5% to 10.86% per annum. On May 10, 2006, the Company repaid the $15.0 million outstanding under the Bridge Loan Credit Facility and paid a $500,000 loan fee due on maturity plus all accrued and unpaid interest through the date of repayment. At June 30, 2006, the Bridge Loan Credit Facility is no longer outstanding.
4. Securitization Agreement
     On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). The Company’s ability to make draws on the Citigroup Facility was to expire on July 31, 2006, however, it was extended for an additional 364-day period with the lenders’ consent on July 28, 2006. Prior to its July 31, 2007 expiration date, Citigroup Facility may be extended for an additional 364-day period with the lenders’ consent If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2008.
     The Citigroup Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. In addition, the Citigroup Facility provides that Citigroup shall have a participation right equal to 10% of any realized gains, to a maximum of $3.0 million, on equity instruments included in the loan collateral. At June 30, 2006, the Company has recorded an accrued liability of approximately $378,000 related to unrealized gains on equity investments currently included in the collateral pool.
     Interest on borrowings under the Citigroup Facility are paid monthly and are charged at one-month LIBOR plus a spread of 1.65%. The Company also paid a loan origination fee equal to 0.25% of the Citigroup Facility. On March 6, 2006, the Company amended the Citigroup facility with an agreement that increased the borrowing capacity under the facility to $125.0 million, increased the advance rate to 60% of eligible loans and increased the eligible capacity for loans by geographic region. The amendment allows for an interest rate of LIBOR plus 2.5% on amounts borrowed in excess of $100.0 million and an interest rate of LIBOR plus 5.0% for amounts borrowed in excess of 55% of eligible loans. The Company paid a restructuring fee of $150,000 that will be expensed ratably through maturity on July 31, 2006.
     At June 30, 2006, the Company, through its special purpose entity (SPE), had transferred pools of loans with a fair value of approximately $157.3 million to Citibank and had drawn $61.0 million under the facility. Transfers of loans have not met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Citigroup Facility for the three and six months ended June 30, 2006 was approximately $62.9 and $64.8 million, respectively, and the average interest rate were approximately 6.73% and 6.50%, respectively.
5. Income Taxes
     During the second quarter ended June 30, 2006, the Company determined that it is more likely than not that it will be able to qualify as a RIC for tax reporting purposes for the year ended December 31, 2006. The Company intends to elect to be regulated as a RIC for 2006. The election will be submitted with the filing of its 2006 tax return and would be effective as of January 1, 2006. If the

Company meets the required qualification tests of a RIC, any income timely distributed to its shareholders will not be subject to corporate level federal income or excise taxes in those years that the company qualifies as a RIC. At March 31, 2006, the Company had a deferred tax asset of approximately $181,000. During the second quarter, a full valuation reserve was recorded against this asset in anticipation that the Company would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, the Company recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as the Company would not be subject to federal income or excise taxes in 2006. As a result, the Company recorded a tax benefit of approximately $800,000 million in the second quarter.
6. Shareholders’ Equity
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
     On September 7, 2005, the Company registered 3,801,905 shares of common stock and 673,223 5-year warrants pursuant to its obligations under a registration rights agreement between the Company and certain shareholders. The Company will not receive any proceeds from the sale of these securities.
     On March 7, 2006, the Company issued 432,900 shares of common stock for approximately $5.0 million in a private placement. The shares of common stock are subject to a registration rights agreement between the Company and the purchasers. The shares were registered pursuant to a registration statement that was declared effective on June 7, 2006.

     On April 21, 2006, the Company raised approximately $34.0 million, net of estimated issuance costs, from a rights offering of 3,411,992 shares of its common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the expiration date of the offering.
     A summary of activity in the 5 Year Warrants initially attached to units issued for the six months ended June 30, 2006 is as follows:

Five-Year Warrants
Warrants outstanding at December 31, 2005	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	—

Warrants outstanding at June 30, 2006	616,672

     A summary of common stock options and warrant activity under the Company’s equity incentive plan for the six months ended June 30, 2006, is as follows:

	Common Stock	Five-Year
	Options	Warrants
Outstanding at December 31, 2005	1,337,436	56,551
Granted	536,500	—
Exercised	—	—
Cancelled	(43,000)	—

Outstanding at June 30, 2006	1,830,936	56,551

7. Earnings per Share
     Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	12,859,474	5,121,000	11,394,175	4,006,000
Dilutive effect of warrants	85,127	121,000	85,127	113,000

Weighted average common shares outstanding, assuming dilution	12,944,601	5,242,000	11,479,302	4,119,000

     Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of warrants. The Company has excluded all outstanding stock options from the calculation of diluted net income (loss) per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options for approximately 1,831,000 and 1,403,000 shares of common stock have been excluded for the three months ended June 30, 2006 and 2005, respectively.

8. Related-Party Transactions
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
     In conjunction with the Company’s Rights offering completed on April 21, 2006, the Company agreed to pay JMP Securities LLC a fee of approximately $700,000 as co-manager of the offering.
9. Equity Incentive Plan
     The Company and its stockholders have authorized and adopted an equity incentive plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 7,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2004 Plan will terminate on June 9, 2014, and no additional awards may be made under the 2004 Plan after that date.
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
     The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on May 29, 2016 and no additional awards may be made under the 2006 Plan after that date. The Company has filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan. No shares may be issued out of the 2006 Plan until such time as relief is provided by the SEC, and, as such, no shares were issued as of June 30, 2006.

10. Financial Highlights
     Following is a schedule of financial highlights for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006		2005
Per share data:
Net asset value at beginning of period	$11.67		$12.18
Net investment income (loss)	0.31		(0.03)
Net realized gain on investments	0.28		—
Net unrealized appreciation	(0.07)		0.11

Total from investment operations	0.52		0.08

Net decrease in net assets from capital share transactions	(0.44)		(0.72)
Dividends paid	(0.53)		—
Stock-based compensation expense included in investment loss (1)	0.02		0.01

Net asset value at end of period	$11.24		$11.55

Ratios and supplemental data:
Per share market value at end of period	$12.10		12.90%
Total return	11.28	% (2)	17.11	% (3)
Shares outstanding at end of period	13,646,857		9,801,965
Weighted average number of common shares outstanding	11,394,175		4,005,932
Net assets at end of period	$153,329,086		$113,178,116
Ratio of operating expense to average net assets (annualized)	13.67%		13.55%
Ratio of net investment income before provision for income tax expense and investment gains and losses (annualized)	7.04%		-1.37%
Average debt outstanding	$70,889,503		$10,972,222
Weighted average debt per common share	$6.22		$2.74
Portfolio turnover	1.31%		0.00%

(1)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123 (revised 2004), net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(2)	The total return for the period ended June 30, 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

(3)	The total return for the period ended June 30, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005; prior to that date shares were issued in private placements.
11. Commitments and Contingencies
     In June 2006, the Company entered into a lease agreement for new office headquarters located in Palo Alto, California. The lease is scheduled to commence in October 2006 and terminates in December 2013.
     The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.
12. Subsequent Event
     On July 19, 2006, the Board of Directors approved a dividend of $0.30 per share to shareholders of record as of July 31, 2006 and payable on August 28, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The information set forth in both this Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the following Item 3 “Quantitative and Qualitative Disclosure about Market Risk” include “forward-looking statements.” Such forward-looking statements are subject to the safe harbor created by that section. Such statements may include, but are not limited to: projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs, or plans of Hercules, as well as assumptions relating to the foregoing. The terms “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negatives of these terms, or other similar expressions generally identify forward-looking statements.
     The forward-looking statements made in these Items 2 and 3 speak only to events as of the date on which the statements are made. You should not place undue reliance on such forward-looking statements, as substantial risks and uncertainties could cause actual results to differ materially from those projected in or implied by these forward-looking statements due to a number of risks and uncertainties affecting its business. The forward-looking statements contained in this Form 10-Q are made as of the date hereof, and Hercules assumes no obligation to update the forward-looking statements for subsequent events.
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
     From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code (the Code). During the second quarter ended June 30, 2006, the Company determined that it is more likely than not that it will be able to qualify as a RIC for tax reporting purposes for the year ended December 31, 2006. We intend to elect to be regulated as a RIC for 2006. The election will be submitted with the filing of our 2006 tax return and would be effective as of January 1, 2006. If we meet the required qualification tests of a RIC, any income timely distributed to our shareholders will not be subject to corporate level federal income or excise taxes in those years that we qualify as a RIC.
     Portfolio and Investment Activity
     We commenced investment operations in September 2004 and entered into our first debt investment in November 2004. The total value of our investment portfolio was $193.6 million at June 30, 2006 as compared to $176.7 million at December 31, 2005. During the three and six months ended June 30, 2006, we made debt commitments to six and 17 new portfolio companies totaling $38.5 million and $113.1, respectively. We funded $32.1 million to 10 companies including three existing portfolio companies, and $64.6 million to 20 companies during the three and six-months ended June 30, 2006, respectively. We also made equity investments in two and one existing portfolio companies totaling $750,000 and $1.3 million during the three and six-months ended June 30, 2006, respectively, bringing total equity investments at fair value to approximately $5.5 million at June 30, 2006. At June 30, 2006, we had unfunded contractual commitments of $85.2 million to 18 portfolio companies.
     During the three and six months ended June 30, 2006, we received normal principal repayments of approximately $7.4 million and $15.4 million, respectively, a total of five companies made early repayments totaling $29.7 million, and we received paydowns of $3.7 million on one working line of credit. Total portfolio investment activity (exclusive of unearned income) as of and for the six-month period ended June 30, 2006 was as follows:

June 30,
($ in millions)	2006
Beginning Portfolio	$176.7
Purchase of investments	64.6
Equity investments	1.3
Principal payments received on investments	(19.3)
Early pay-offs	(29.7)
Accretion of loan discounts	0.7
Net Unrealized appreciation on investments	(0.7)

Ending Portfolio	$193.6

     The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2006 and December 31, 2005 (excluding unearned income):

	June 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
Senior debt with warrants	$180.4	93.2%	$163.4	92.4%
Subordinated debt	7.7	4.0%	8.4	4.8%
Preferred stock	5.5	2.8%	3.5	2.0%
Common stock	—	0.0%	1.4	0.8%

	$193.6	100.0%	$176.7	100.0%

A Summary of the company’s investment portfolio at value by geographic location is as follows:

	June 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
United States	$176.8	91.3%	$155.9	88.2%
Canada	13.8	7.1%	16.8	9.5%
Israel	3.0	1.6%	4.0	2.3%

	$193.6	100.0%	$176.7	100.0%

     The following table shows the fair value of our portfolio by industry sector at June 30, 2006 and December 31, 2005 (excluding unearned income):

	June 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
Biopharmaceuticals	$61.2	31.6%	$43.6	24.7%
Software	35.3	18.2%	29.0	16.4%
Communications & networking	25.5	13.2%	32.5	18.4%
Consumer & business products	19.6	10.1%	19.8	11.2%
Electronics & computer hardware	14.1	7.3%	17.8	10.1%
Medical devices	13.3	6.9%	14.8	8.4%
Internet consumer & business services	12.6	6.5%	8.7	4.9%
Semiconductors	10.5	5.4%	10.5	5.9%
Energy	1.5	0.8%	—	0.0%

	$193.6	100.0%	$176.7	100.0%

     We use an investment grading system, which grades each investment on a scale of 1 to 5, to characterize and monitor our expected level of returns on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
		Percentage of Total			Percentage of Total
($ in millions)	Investments at Fair Value	Portfolio	Investments at Fair Value		Portfolio
Investment Grading
1	$11.9	6.5%	$9.9		5.8%
2	132.5	73.1	150.3		87.5
3	25.2	13.9	5.8		3.4
4	11.7	6.5	4.5		2.6
5	—	—	1.3	(1)	0.7

	$181.3	100.0%	$171.8		100.00%

(1)	Reflects the value of the assets of this portfolio company that were sold in January 2006 for which we received approximately $1.3 million in cash distributions. We received an additional contingent payment of approximately $469,000 in the first quarter of 2006, and approximately $361,000 in the second quarter of 2006. We may receive future distributions related to this sale but such distributions are contingent on future deliverables.

     As of June 30, 2006, our investments had a weighted average investment grading of 2.21 as compared to 2.04 at March 31, 2006. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve. At June 30, 2006, nine portfolio companies have been graded at 3 and three portfolio companies have been graded 4 as compared to four and one portfolio companies, respectively, at December 31, 2005.
     At June 30, 2006, the weighted average yield to maturity of our loan obligations was approximately 12.80% as compared to 12.87% at December 31, 2005. Yields to maturity are computed using interest rates as of June 30, 2006 and December 31, 2005 and include amortization of loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.
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
Results of Operations
Comparison of the Three and Six-Months Ended June 30, 2006 and 2005
     Operating Income
     Interest income totaled approximately $6.2 and $11.8 million for the three and six-month periods ended June 30, 2006, respectively, compared with $1.7 and $2.4 million for the three and six-month periods ended June 30, 2005. Income from commitment and facility fees totaled approximately $612,000 and $1.5 million for the three and six-month periods ended June 30, 2006, respectively, as compared with $193,000 and $271,000 for the three and six-month periods ended June 30, 2005. The increases in investment income and income from commitment and facility fees for both periods presented are the result of higher average loan balances outstanding due to origination activity and yield from the related investments. At June 30, 2006, we had approximately $3.2 million of deferred revenue related to commitment and facility fees, as compared to approximately $1.7 million as of June 30, 2005. We expect to generate additional interest income and loan fees as we continue to originate additional investments.
     Operating Expenses
     Operating expenses totaled approximately $4.3 million and $8.8 million during the three and six-month periods ended June 30, 2006, respectively, compared with $2.2 million and $3.0 million during the three and six-month periods ended June 30, 2005, respectively. Operating expenses for the three and six-month periods ended June 30, 2006 included interest expense, loan fees and unused commitment fees under our Bridge Loan Credit Facility and the Citigroup Facility of approximately $1.6 million and $3.6 million, respectively, compared with $878,000 for the three and six-month periods ended June 30, 2005. The increase in interest expense and loan fees was due to the additional debt outstanding under the Citigroup Facility that was not outstanding in the first half of 2005.
     Employee compensation and benefits were approximately $1.1 million and $2.3 million for the three and six-month periods ended June 30, 2006, compared with $870,000 and $1.4 million during the three and six-month periods ended June 30, 2005, respectively. The increase in compensation expense was directly related to increasing our headcount from 13 employees at June 30, 2005 to 19 employees at June 30, 2006.
     General and administrative expenses increased to $1.4 million and $2.6 million for the three and six-month periods ended June 30, 2006, up from $443,000 and $645,000 during the three and six-month periods ended June 30, 2005, respectively. The increase for both periods was primarily due to increased Board of Director expenses, legal expenses, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries, higher business insurance expense as a public company as well as increased business development expenses.
     In addition, we incurred approximately $130,000 and $253,000 of stock-based compensation expense in the three and six-month periods ended June 30, 2006, as compared to $56,000 and $80,000 in 2005, respectively. The increase in stock-based compensation expense was the result of the options outstanding for the entire period in 2006 as compared to a partial period in 2005.
     We anticipate that operating expenses will increase over the next twelve months as we continue to incur higher interest expense on higher average outstanding debt balances, increase the number of our employees to support our growth and incur additional expenses related to being a public company, including expenses related to the implementation of the requirements under the Sarbanes-Oxley Act.
     Net Investment Income (Loss) Before Income Tax Expense and Investment Gains and Losses
     Net investment income before provision for income tax expense for the three and six-months ended June 30, 2006 totaled $2.5 million and $4.5 million as compared with net investment loss before provision for income tax expense of approximately $334,000 and $301,000 for the three and six-months ended June 30, 2005. These changes are made up of the items described above.
     Net Investment Gains
     During the three-months ended June 30, 2006, we generated a net realized gain totaling approximately $1.2 million from the sale of common stock of one biopharmaceutical portfolio company, and we recognized a gain of approximately $360,000 from additional recoveries on one portfolio company that was sold during the first quarter of 2006. This brings the total realized gains for the three and six-month periods ended June 30, 2006 to $1.6 million and $3.1 million, respectively. There were no realized gains during the three and six-months periods ended June 30, 2005.
     For the three and six-months ended June 30, 2006, the net decrease in unrealized investment appreciation totaled approximately $1.5 million and $799,000, compared with a net increase in unrealized investment appreciation of $1.0 million for the three and six-month periods ended June 30, 2005. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors.
     At June 30, 2006, cumulative gross unrealized appreciation totaled approximately $4.5 million in 15 of our portfolio investment companies and approximately $1.3 million of gross unrealized depreciation on 26 of our portfolio investment companies. At June 30, 2005, the cumulative gross unrealized appreciation totaled approximately $1.1 million in 10 of our portfolio companies and approximately $38,000 of gross unrealized depreciation on nine of our portfolio investment companies. The net decrease in unrealized appreciation totaling approximately $1.5 million for the three-months ended June 30, 2006 was the result of the conversion of an unrealized gain on a warrant in one portfolio company to a realized gain upon the exercise and sale of the portfolio company’s common stock in the second quarter.
     Income Taxes
     During the second quarter ended June 30, 2006, we determined that it is more likely than not that we will be able to qualify as a RIC for tax reporting purposes for the year ended December 31, 2006. We intend to elect to be regulated as a RIC for 2006. The election will be submitted with the filing of our 2006 tax return and would be effective as of January 1, 2006. If we meet the required qualification tests of a RIC, any income timely distributed to our shareholders will not be subject to corporate level federal income or excise taxes in those years that we qualify as a RIC. At March 31, 2006, we had a deferred tax asset of approximately $181,000. During the second quarter, a full valuation reserve was recorded against this asset in anticipation that we would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, we recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as we would not be subject to federal income or excise taxes in 2006. As a result, we recorded a tax benefit of approximately $800,000 million in the second quarter.
     Net Increase in Net Assets Resulting from Operations and Earnings Per Share
     For the three and six-months ended June 30, 2006, net income totaled approximately $3.4 million and $5.9 million, respectively, compared to net income of approximately $710,000 and $742,000 for the three and six-months ended June 30, 2005. These changes are made up of the items previously described.
     Basic and diluted net income per share for the three and six-months ended June 30, 2006 was $0.26 and $0.52 and $0.51, respectively, as compared to a basic and diluted income per share of $0.14 and $0.19 and $0.18 for the three and six-months ended June 30, 2005.
Financial Condition, Liquidity, and Capital Resources
     At June 30, 2006 and December 31, 2005, we had approximately $23.3 million and $15.4 million in cash and cash equivalents, respectively. In addition, at June 30, 2006 and December 31, 2005, we had approximately

$64.0 million and $49.0 million, respectively, in available borrowing capacity under our Citigroup Facility, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.
     On April 21, 2006, we raised approximately $34.0 million, net of issuance costs, from a rights offering of 3,411,992 shares of common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the expiration date of the offering. Funds raised in the offering were partially used to pay off the remaining $15.0 million outstanding under the Bridge Loan Credit Facility and to pay down $10.0 million under our Citigroup Facility.
     For the six-months ended June 30, 2006, net cash used in operating activities totaled approximately $12.2 million. This use of cash was due primarily due to $65.9 million used for investments in our portfolio companies offset by proceeds of $48.8 million in principal repayments, a $2.3 million realized gain on the sale of stock of two portfolio companies and the reverse of $1.7 million of income tax payable. Cash provided by investing activities for the six-months ended June 30, 2006 totaled $2.2 million and was primarily due to proceeds from the sale of common stock in two portfolio companies. Net cash provided by financing activities totaled $17.9 million for the six-months ended June 30, 2006. In March and April, we received $5.0 and $33.9 million in proceeds from the sale of common stock, respectively, offset by a paydown of $15 million under our credit facility, and a dividend payment of $6.0 million. During the six-months ended June 30, 2006, we borrowed and repaid $10.0 million under our Citigroup Facility.
     As of June 30, 2006, net assets totaled $153.3 million, with a net asset value per share of $11.24, and we had approximately $23.2 million in cash and cash equivalents. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.
     As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of June 30, 2006 was approximately 351%.
     We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of June 30, 2006, based on eligible loans in the investment portfolio and existing advance rates, we had approximately $25.0 million of borrowing capacity available under our existing $125.0 million securitized credit facility from Citigroup and $136.4 million of loans outstanding under the facility. As additional new loans are originated and funded, we will be able to increase our borrowing capacity under the Citigroup Facility beyond the current $25.0 million. Advances under the facility bear interest at one-month LIBOR plus 165 basis points. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Citigroup Facility.
     On April 21, 2006, we raised approximately $34.0 million, net of estimated issuance costs, from a rights offering of 3,411,992 shares of our common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the expiration date of the offering. We believe these funding sources combined with cash on hand at June 30,

2006, cash provided from operations and financing activities will allow us to continue investing activities for six to nine months.
Off Balance Sheet Arrangements
     In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2006, we had unfunded commitments of approximately $85.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Contractual Obligations
     The following table shows our contractual obligations as of June 30, 2006:

	Payments due by period
	(dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(2)	$61,000	$61,000	$—	$—	$—
Operating Lease Obligations	4,004	619	1,647	1,098	640

Total	$65,004	$61,619	$1,647	$1,098	$640

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	Borrowings under our Citigroup credit facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.
Borrowings
     In April 2005, we entered into a bridge loan credit facility with Alcmene, a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of Hercules, which we refer to as the Bridge Loan Credit Facility. The Bridge Loan Credit Facility was a $25 million secured term loan, which provided for $25 million of available borrowings, all of which was drawn down on April 12, 2005. The Bridge Loan Credit Facility allows for up to an additional $25 million of discretionary supplemental senior secured loans. All amounts outstanding under this credit facility were initially due and payable on October 12, 2005.
     On August 1, 2005, we amended our Bridge Loan Credit Facility with Alcmene Funding, LLC. The amended agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At December 31, 2005, the interest rate under the Bridge Loan Credit Facility was 9.76% per year. We had $25.0 million of outstanding borrowings under the Bridge Loan Credit Facility at December 31, 2005. On March 6, 2006, we repaid $10 million of the Bridge Loan Credit Facility, and the interest rate was reduced to 10.86%. On May 10, 2006, we repaid the remaining $15.0 million of the Bridge Loan Credit Facility and paid a $500,000 loan fee due on maturity and all accrued and unpaid interest through the date of repayment.
     On August 1, 2005, we, through Hercules Funding Trust I, our affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. Our ability to make draws on the Citigroup Facility expires on July 31, 2006 unless extended prior to such date for an additional 364-day period with the lender’s consent. On July 28, 2006, we extended the Citigroup Facility for an additional one year period under the existing terms and conditions. The Citigroup Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.25%. The Citigroup Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests and to certain interest payment terms. There was $61.0 million of outstanding borrowings under the Citigroup Facility at June 30, 2006.
     In addition, we expect to pursue additional debt financing from the Small Business Administration under its Small Business Investment Company program. We may also seek to enter into an additional securitization facility.
Dividends
     On July 19, 2006, we declared a dividend of $0.30 per common share for holders of record on July 31, 2006. This dividend totaled approximately $4.1 million and will be distributed on August 28, 2006.
     The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300

			$0.925

RIC Election
     During the second quarter ended June 30, 2006, we determined that we is more likely than not that we will be able to qualify as a RIC for tax reporting purposes for the year ended December 31, 2006. If we meet the required qualification tests of a RIC, any income timely distributed to our shareholders will not be subject to corporate level federal income or excise taxes in those years that we qualify as a RIC. We intend to elect to be regulated as a RIC for 2006. The election will be submitted with the filing of our 2006 tax return and would be effective as of January 1, 2006. At March 31,

2006, we had a deferred tax asset of approximately $181,000. During the second quarter, a full valuation reserve was recorded against this asset in anticipation that we would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, we recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as we would not be subject to federal income or excise taxes in 2006. As a result, we recorded a tax benefit of approximately $800,000 million in the second quarter.
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
     At June 30, 2006, approximately 89% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to financial market risks, including changes in interest rates. As of June 30, 2006, 36 of our loan agreements were at fixed rates and 10 loans were at variable rates. Over time some of our investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     Our chief executive and chief legal officers under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 of the Exchange Act. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief legal officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and chief legal officers, as appropriate to allow timely decisions regarding required disclosure.
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

     Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
     Not applicable.

ITEM 1A.	RISK FACTORS
     Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Companies’s Annual Report on Form 10-K for the year ended December 31, 2005. These factors are supplemented by the following item:
     We invest in businesses and may make additional investments in businesses located in or having some relationship to Israel. As a result, our investee companies are subject to political, economic, and military conditions in that country. The State of Israel experiences continued civil unrest primarily in the areas that have been under its control since 1967 and has also recently been engaged in escalated conflict with Hezbollah groups near the border with Lebanon. No prediction can be made as to whether these problems will be resolved. These investments could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed. In addition, in such event, if the peace process in the Middle East were interrupted or discontinued, these investments may be materially adversely affected.
     In addition, we are exposed to risks that could negatively affect our future results of operations. The additional risks we are exposed to in these cases include but are not limited to:
•	tariffs and trade barriers;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 30, 2006, the Company held its Annual Meeting of Stockholders. The following four matters were submitted to the stockholders for consideration:
     1. To elect one director of the Company who will serve for three years, or until his successor is elected and qualified;
The following Directors, who did not stand for election at the 2006 Annual Meeting, also currently sit on our Board of Directors: Manuel A. Henriquez, whose terms expire in 2007; and Robert P. Badavas and Jospeh W. Chow, whose terms expire in 2008.
     2. To ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006;
     3. To approve the 2006 Non-employee Director Plan; and
     4. To approve the amended and restated 2004 Equity Incentive Plan, reducing the number of shares available and making such other changes as described more fully in the proxy statement.
     The results of the shares voted with regard to each of these matters are as follows:

			For	Against
1.	Election of director

	Allyn Woodward		10,250,630	4,361

					Broker
		For	Against	Abstentions	Non-Votes
2.	Ratification of appointment of Ernst & Young LLP as auditors:	10,239,750	12,556	2,685	—

3.	Approve the 2006 Non-employee Director Plan:	6,297,754	686,450	1,900	3,268,797

4.	Approve the amended and restated 2004 Equity Incentive Plan:	6,827,471	154,157	4,566	3,268,797

ITEM 5.	OTHER INFORMATION
     None.

ITEM 6.	EXHIBITS

Exhibit
Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)
Dated: August 11, 2006	/s/ Manuel A. Henriquez
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 11, 2006	/s/ David M. Lund
David M. Lund
Vice President of Finance and Senior Corporate Controller (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002