Form 10-Q
period 2006-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2006-11-14
CIK 1280784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 814-00702
HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	74-3113410 (IRS Employer Identification No.)

400 Hamilton Avenue, Suite 310 Palo Alto, California 94301 (Address of Principal Executive Offices)	94301 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
     On November 3, 2006, there were 16,188,402 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
     In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.
ITEM 1. FINANCIAL STATEMENTS
HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30,
	2006	December 31,
	(unaudited)	2005
Assets
Investments, at value
Non-affiliate investments (cost of $230,371,469 and $176,004,865, respectively)	$234,259,608	$176,673,226
Affiliate investments (cost of $3,218,204 and $0, respectively)	3,214,704	—

Total investments (cost of $233,589,673 and $176,004,865, respectively)	237,474,312	176,673,226
Deferred loan origination revenue	(3,567,304)	(2,729,982)
Cash and cash equivalents	7,127,982	15,362,447
Interest receivable	2,216,976	1,479,375
Prepaid expenses	762,740	1,310,594
Deferred Tax Asset	—	1,454,000
Property and equipment, net	360,050	77,673
Other assets	1,280,182	20,546

Total assets	245,654,938	193,647,879

Liabilities
Accounts payable	377,962	150,081
Income tax payable	—	1,709,000
Accrued liabilities	2,982,157	1,436,468
Short-term loan payable	91,000,000	76,000,000

Total liabilities	94,360,119	79,295,549

Net assets	$151,294,819	$114,352,330

Net assets consist of:
Par value	$13,676	$9,802
Capital in excess of par value	154,124,549	114,524,833
Unrealized appreciation on investments	3,380,344	353,093
Accumulated realized gains (losses) on investments	(2,089,011)	481,694
Distributions in excess of investment income	(4,134,739)	(1,017,092)

Total net assets	$151,294,819	$114,352,330

Shares of common stock outstanding ($0.001 par value, 30,000,000 authorized)	13,676,318	9,801,965

Net asset value per share	$11.06	$11.67

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Acceleron Pharmaceuticals, Inc. (2.23%)*(4)	Biopharmaceuticals	Senior Debt
		Matures June 2009
		Interest rate 10.25%	$3,000,000	$2,947,348	$2,947,348
		Preferred Stock Warrants		69,106	423,960
Acceleron Pharmaceuticals, Inc. (0.73%)		Preferred Stock		1,000,000	1,111,112

Total Acceleron Pharmaceuticals, Inc.				4,016,454	4,482,420

Aveo Pharmaceuticals, Inc. (9.92%)(4)	Biopharmaceuticals	Senior Debt
		Matures September 2009
		Interest rate 10.75%	$15,000,000	14,834,952	14,834,952
		Preferred Stock Warrants		144,056	128,804
		Preferred Stock Warrants		46,288	48,491

Total Aveo Pharmaceuticals, Inc.				15,025,296	15,012,247

EpiCept Corporation (6.51%)	Biopharmaceuticals	Senior Debt
		Matures August 2009
		Interest rate 11.70%	$10,000,000	9,248,320	9,248,320
		Common Stock Warrants		794,633	597,258

Total EpiCept Corporation				10,042,953	9,845,578

Guava Technologies, Inc. (2.98%)(4)	Biopharmaceuticals	Senior Debt
		Matures July 2009
		Interest rate Prime + 3.25%	$4,500,000	4,419,696	4,419,696
		Preferred Stock Warrants		105,399	94,384

Total Guava Technologies, Inc.				4,525,095	4,514,080

Labopharm USA, Inc. (4.98%)(4)(6)	Biopharmaceuticals	Senior Debt
		Matures July 2008
		Interest rate 11.95%	$7,618,798	7,528,743	7,528,743

Total Labopharm USA, Inc.				7,528,743	7,528,743

Merrimack Pharmaceuticals, Inc. (4.92%)(4)	Biopharmaceuticals	Convertible Senior Debt
		Matures October 2008
		Interest rate 11.15%	$6,812,285	6,725,078	7,012,078
		Preferred Stock Warrants		155,456	424,715

Total Merrimack Pharmaceuticals, Inc.				6,880,534	7,436,793

Omrix Biopharmaceuticals, Inc. (0.32%)	Biopharmaceuticals	Common Stock Warrants		11,370	484,751

Total Omrix Biopharmaceuticals, Inc.				11,370	484,751

Paratek Pharmaceuticals, Inc. (5.06%)(4)	Biopharmaceuticals	Senior Debt
		Matures June 2008
		Interest rate 11.10%	$7,599,089	7,522,758	7,522,758
		Preferred Stock Warrants		137,396	125,596

Total Paratek Pharmaceuticals, Inc.				7,660,154	7,648,354
     See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Portola Pharmaceuticals, Inc. (3.72%)	Biopharmaceuticals	Senior Debt
		Matures September 2010
		Interest rate Prime + 1.75%	$5,625,000	$5,513,700	$5,513,700
		Preferred Stock Warrants		113,668	119,078

Total Portola Pharmaceuticals, Inc.				5,627,368	5,632,778

Quatrx Pharmaceuticals Company (3.98%)(4)	Biopharmaceuticals	Senior Debt
		Matures January 2010
		Interest rate Prime + 3.00%	$6,000,000	5,820,962	5,820,962
		Preferred Stock Warrants		220,354	201,655

Total Quatrx Pharmaceuticals Company				6,041,316	6,022,617

Sirtris Pharmaceuticals, Inc. (6.61%)(4)	Biopharmaceuticals	Senior Debt
		Matures April 2011
		Interest rate 10.60%	$10,000,000	9,920,054	9,920,054
		Preferred Stock Warrants		88,829	79,266

Total Sirtris Pharmaceuticals, Inc.				10,008,883	9,999,320

TransOral Pharmaceuticals, Inc. (2.64%)(4)	Biopharmaceuticals	Senior Debt
		Matures October 2009
		Interest rate 10.69%	$4,000,000	3,968,824	3,968,824
		Preferred Stock Warrants		35,630	31,572

Total TransOral Pharmaceuticals, Inc.				4,004,454	4,000,396

Total Biopharmaceuticals (54.60%)				81,372,620	82,608,077

Atrenta, Inc. (3.43%)(4)	Software	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$5,000,000	4,916,357	4,916,357
		Preferred Stock Warrants		102,396	210,615
		Preferred Stock Warrants		33,760	69,109
Atrenta, Inc. (0.17%)		Preferred Stock		250,000	250,000

Total Atrenta, Inc.				5,302,513	5,446,081

Compete, Inc. (2.65%)(4)	Software	Senior Debt
		Matures March 2009
		Interest rate Prime+3.50%	$4,000,00	3,949,675	3,949,675
		Preferred Stock Warrants		62,067	55,122

Total Compete, Inc.				4,011,742	4,004,797

Concuity, Inc. (2.12%)(5)	Software	Senior Debt
		Matures March 2008
		Interest rate 9.95%	$3,216,454	3,214,704	3,214,704
		Preferred Stock Warrants		3,500	—
		Preferred Stock		—	—

Total Concuity, Inc.				3,218,204	3,214,704
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Forescout Technologies, Inc. (0.66%)	Software	Senior Debt
		Matures August 2009
		Interest rate 11.15%	$1,000,000	$945,951	$945,951
		Preferred Stock Warrants		55,593	56,346

Total Forescout Technologies, Inc.				1,001,544	1,002,297

GameLogic, Inc. (1.98%)(4)	Software	Senior Debt
		Matures December 2009
		Interest rate Prime + 4.125%	$3,000,000	2,953,658	2,953,658
		Preferred Stock Warrants		52,604	46,692

Total GameLogic, Inc.				3,006,262	3,000,350

Gomez, Inc. (0.98%)(4)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$1,470,357	1,456,746	1,456,746
		Preferred Stock Warrants		35,000	23,752

Total Gomez, Inc.				1,491,746	1,480,498

HighRoads, Inc. (1.43%)(4)	Software	Senior Debt
		Matures February 2009
		Interest rate 11.65%	$2,151,949	2,117,364	2,117,364
		Preferred Stock Warrants		44,466	39,772

Total HighRoads, Inc.				2,161,830	2,157,136

Intelliden, Inc. (1.98%)	Software	Senior Debt
		Matures February 2010
		Interest rate 13.20%	$3,000,000	2,982,886	2,982,886
		Preferred Stock Warrants		17,542	18,489

Total Intelliden, Inc.				3,000,428	3,001,375

Inxight Software, Inc. (2.91%)(4)	Software	Senior Debt
		Matures February 2008
		Interest rate 10.00%	$4,391,196	4,363,214	4,363,214
		Preferred Stock Warrants		55,963	36,189

Total Inxight Software, Inc.				4,419,177	4,399,403

Oatsystems, Inc. (3.97%)(4)	Software	Senior Debt
		Matures September 2009
		Interest rate 11.00%	$6,000,000	5,970,476	5,970,476
		Preferred Stock Warrants		33,742	29,995

Total Oatsystems, Inc.				6,004,218	6,000,471

Proficiency, Inc. (2.01%)(6)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,943,312	3,035,191
		Preferred Stock Warrants		96,370	—

Total Proficiency, Inc.				4,039,682	3,035,191
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Savvion, Inc. (1.34%)(4)	Software	Revolving Line of Credit
		Matures March 2007
		Interest rate Prime + 2.00%	$2,000,000	$1,978,277	$1,978,277
		Preferred Stock Warrants		52,135	46,671

Total Savvion, Inc.				2,030,412	2,024,948

Sportvision, Inc. (0.02%)	Software	Preferred Stock Warrants		39,339	33,832

Total Sportvision, Inc.				39,339	33,832

Talisma Corp. (1.51%)(4)	Software	Subordinated Debt
		Matures December 2007
		Interest rate 11.25%	$2,274,339	2,255,284	2,255,284
		Preferred Stock Warrants		49,000	31,823

Total Talisma Corp.				2,304,284	2,287,107

Total Software (27.16%)				42,031,381	41,088,190

BabyUniverse, Inc. (3.25%)(4)	Consumer &	Senior Debt
	Business Products	Matures July 2009
		Interest rate Prime+2.35%	$5,000,000	4,701,878	4,701,878
		Commmon Stock Warrants		325,224	214,057

Total BabyUniverse, Inc.				5,027,102	4,915,935

Market Force Information, Inc. (1.25%)(4)	Consumer &	Senior Debt
	Business Products	Matures May 2009
		Interest rate 10.45%	$1,890,274	1,870,839	1,870,839
		Preferred Stock Warrants		23,823	21,479

Total Market Force Information, Inc.				1,894,662	1,892,318

Wageworks, Inc. (10.73%)(4)	Consumer &	Senior Debt
	Business Products	Matures November 2008
		Interest rate Prime + 4.00%	$15,221,265	15,071,286	15,071,286
		Preferred Stock Warrants		251,964	1,167,833
Wageworks, Inc. (0.17%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				15,573,245	16,489,114

Total Consumer & Business Products (15.40%)				22,495,009	23,297,367

IKANO Communications, Inc. (0.07%)	Communications &
	Networking	Preferred Stock Warrants		45,460	38,190
		Preferred Stock Warrants		72,344	63,006

Total IKANO Communications, Inc.				117,804	101,196

Interwise, Inc. (1.51%)(4)	Communications &
	Networking	Senior Debt
		Matures August 2008
		Interest rate 17.50%	$2,285,864	2,028,199	2,028,199
		Preferred Stock Warrants		268,401	257,524

Total Interwise, Inc.				2,296,600	2,285,723
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Pathfire, Inc. (3.12%)(4)	Communications & Networking	Senior Debt
		Matures December 2008
		Interest rate Prime + 3.65%	$4,713,221	$4,667,522	$4,667,522
		Preferred Stock Warrants		63,276	58,353

Total Pathfire, Inc.				4,730,798	4,725,875

Ping Identity Corporation (1.93%)(4)	Communications & Networking	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$2,787,816	2,745,557	2,745,557
		Preferred Stock Warrants		51,801	165,396

Total Ping Identity Corporation				2,797,358	2,910,953

Rivulet Communications, Inc. (2.31%)(4)	Communications & Networking	Senior Debt
		Matures September 2009
		Interest rate 10.60%	$3,500,000	3,455,962	3,455,962
		Preferred Stock Warrants		50,710	45,010
Rivulet Communications, Inc. (0.17%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,756,672	3,750,972

Simpler Networks Corp. (3.72%)(4)	Communications & Networking	Senior Debt
		Matures July 2009
		Interest rate 11.75%	$5,000,000	4,874,934	4,874,934
		Preferred Stock Warrants		160,241	758,808
Simpler Networks Corp. (0.33%)		Preferred Stock		500,000	500,000

Total Simpler Networks Corp.				5,535,175	6,133,742

Total Communications & Networking (13.16%)				19,234,407	19,908,461

Adiana, Inc. (1.03%)(4)	Medical Devices & Equipment	Senior Debt
		Matures June 2008
		Interest rate Prime + 6.00%	$1,532,580	1,493,365	1,493,365
		Preferred Stock Warrants		67,225	59,298
Adiana, Inc. (0.33%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,060,590	2,052,663

BARRX Medical, Inc. (0.99%)	Medical Devices & Equipment	Preferred Stock		1,500,000	1,500,000

Total BARRX Medical, Inc.				1,500,000	1,500,000

Gynesonics, Inc. (1.32%)	Medical Devices & Equipment	Senior Debt
		Matures October 2009
		Interest rate 9.50%	$2,000,000	1,984,955	1,984,955
		Preferred Stock Warrants		17,552	15,643

Total Gynesonics, Inc.				2,002,507	2,000,598

Novasys Medical, Inc. (3.97%)(4)	Medical Devices & Equipment	Senior Debt
		Matures January 2010
		Interest rate 9.70%	$6,000,000	6,000,000	6,000,000

Total Novasys Medical, Inc.				6,000,000	6,000,000
See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30,2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Optiscan Biomedical, Corp. (0.80%)(4)	Medical Devices & Equipment	Senior Debt
		Matures March 2008
		Interest rate 15.00%	$1,189,322	$1,142,588	$1,142,588
		Preferred Stock Warrants		80,486	72,786
Optiscan Biomedical, Corp. (0.66%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,223,074	2,215,374

Power Medical Interventions, Inc. (1.95%)	Medical Devices & Equipment	Senior Debt
		Matures June 2008
		Interest rate 10.71%	$2,909,831	2,889,145	2,889,145
		Common Stock Warrants		39,195	61,375

Total Power Medical Interventions, Inc.				2,928,340	2,950,520

Xillix Technologies Corp. (2.56%)(4)(6)	Medical Devices & Equipment	Senior Debt
		Matures December 2008
		Interest rate 12.40%	$3,975,834	3,749,400	3,749,400
		Common Stock Warrants		313,108	125,804

Total Xillix Technologies Corp.				4,062,508	3,875,204

Total Medical Devices & Equipment (13.61%)				20,777,019	20,594,359

Affinity Express, Inc. (1.12%)(4)	Internet Consumer & Business Services	Senior Debt
		Matures November 2007
		Interest rate 13.50%	$1,180,670	1,165,557	1,165,557
		Senior Debt
		Matures April 2009
		Interest rate 13.75%	296,298	279,627	279,627
		Common Stock Warrants		17,000	182,933
		Common Stock Warrants		15,000	54,636
		Preferred Stock Warrants		17,782	17,152
Affinity Express, Inc. (0.17%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,744,966	1,949,905

Hedgestreet, Inc. (3.11%)(4)	Internet Consumer & Business Services	Senior Debt
		Matures March 2009
		Interest rate 11.30%	$4,709,457	4,667,869	4,667,869
		Preferred Stock Warrants		54,956	50,302

Total Hedgestreet, Inc.				4,722,825	4,718,171

Invoke Solutions, Inc. (1.82%)(4)	Internet Consumer & Business Services	Senior Debt
		Matures December 2008
		Interest rate 11.25%	$2,737,496	2,705,844	2,705,844
		Preferred Stock Warrants		43,826	40,180

Total Total Invoke Solutions, Inc.				2,749,670	2,746,024
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

RazorGator Interactive Group, Inc. (2.36%)(4)	Internet Consumer & Business Services	Senior Debt
		Matures January 2008
		Interest rate 9.95%	$2,992,941	$2,984,504	$2,984,504
		Preferred Stock Warrants		13,050	579,516
RazorGator Interactive Group, Inc. (1.13%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				3,997,554	5,272,198

Total Internet Consumer & Business Services (9.71%)				13,215,015	14,686,298

Agami Systems, Inc. (4.63%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures August 2009
		Interest rate 11.00%	$7,000,000	6,941,305	6,941,305
		Preferred Stock Warrants		60,416	60,621

Total Agami Systems, Inc.				7,001,721	7,001,926

Cornice, Inc. (3.12%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures November 2008
		Interest rate Prime + 4.50%	$3,902,092	3,828,716	3,828,716
		Revolving Line of Credit
		Matures November 2006
		Interest rate Prime + 3.00%	679,627	651,168	651,168
		Preferred Stock Warrants		101,597	90,188
		Preferred Stock Warrants		35,353	31,025
		Preferred Stock Warrants		135,403	120,199

Total Cornice, Inc.				4,752,237	4,721,296

Luminus Devices, Inc. (6.61%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures August 2009
		Interest rate 12.50%	$10,000,000	9,839,002	9,839,002
		Preferred Stock Warrants		183,290	166,850

Total Luminus Devices, Inc.				10,022,292	10,005,852

Sling Media, Inc. (0.95%)	Electronics & Computer Hardware	Preferred Stock Warrants		38,968	940,751
		Preferred Stock		500,000	500,000

Total Sling Media, Inc.				538,968	1,440,751

ViDeOnline Communications, Inc. (0.33%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures May 2009
		Interest rate 15.00%	$500,000	500,000	500,000
		Preferred Stock Warrants		—	—

Total ViDeOnline Communications, Inc.				500,000	500,000

Total Electronics & Computer Hardware (15.64%)				22,815,218	23,669,825

Ageia Technologies, Inc. (4.99%)(4)	Semiconductors	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$7,521,252	7,460,636	7,460,636
		Preferred Stock Warrants		99,190	83,329
Ageia Technologies, Inc. (0.33%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,059,826	8,043,965

Cradle Technologies (0.05%)	Semiconductors	Preferred Stock Warrants		79,150	71,570

Total Cradle Technologies				79,150	71,570
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2006
(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

iWatt Inc. (1.32%)(4)	Semiconductors	Senior Debt
		Matures September 2009
		Interest rate Prime + 2.75%	$2,000,000	$1,955,621	$1,955,621
		Preferred Stock Warrants		45,684	45,909

Total iWatt Inc.				2,001,305	2,001,530

Total Semiconductors (6.69%)				10,140,281	10,117,065

Lilliputian Systems, Inc. (0.99%)(4)	Energy	Senior Debt
		Matures March 2010
		Interest rate 9.75%	$1,500,000	1,460,263	1,460,263
		Preferred Stock Warrants		48,460	44,407

Total Lilliputian Systems, Inc.				1,508,723	1,504,670

Total Energy (0.99%)				1,508,723	1,504,670

Total Investments (156.96%)				$233,589,673	$237,474,312

*	Value as a percent of net assets

(1)	All debt investments are income producing. Preferred and common stock and all warrants are non-income producing.

(2)	Tax cost at September 30, 2006 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $5,678,291, $1,793,652 and $3,884,639, respectively.

(3)	Except for warrants in four publicly traded companies, all investments are restricted at September 30, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Citigroup facility. (See Note 5) Citigroup has an equity participation right on loans collateralized under the Citigroup facility. The value of their participation right on unrealized gains in the related equity investments was approximately $454,000 at September 30, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at September 30, 2006.

(5)	Except for Concuity, Inc. all other investments are less than 5% owned. Concuity, Inc. is an affiliate investment, which is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.

(6)	Non-U.S. company or the company’s principal place of business is outside the United States.
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2005

		Type of	Principal
Portfolio Company	Industry	Investment(1)(5)	Amount	Cost(2)	Value(3)(4)

Acceleron Pharmaceuticals, Inc. (3.50%)*	Biopharmaceuticals	Senior Debt
		Matures June 2009
		Interest rate 10.25%	$4,000,000	$3,932,539	$3,932,539
		Preferred Stock Warrants		69,106	68,054

Total Acceleron Pharmaceuticals, Inc.				4,001,645	4,000,593

Guava Technologies, Inc. (3.94%)	Biopharmaceuticals	Senior Debt
		Matures July 2009
		Interest rate Prime + 3.25%	$4,500,000	4,397,111	4,397,111
		Preferred Stock Warrants		105,399	103,837

Total Guava Technologies, Inc.				4,502,510	4,500,948

Labopharm USA, Inc. (8.63%)(4)(6)	Biopharmaceuticals	Senior Debt
		Matures July 2008
		Interest rate 11.95%	$9,837,901	9,869,420	9,869,420
Labopharm USA, Inc. (1.20%)		Common Stock		112,335	1,367,268

Total Labopharm USA, Inc.				9,981,755	11,236,688

Merrimack Pharmaceuticals, Inc. (7.89%)(4)	Biopharmaceuticals	Senior Debt
		Matures October 2008
		Interest rate 11.15%	$9,000,000	8,878,668	8,878,668
		Preferred Stock Warrants		155,456	140,675

Total Merrimack Pharmaceuticals, Inc.				9,034,124	9,019,343
Omrix Biopharmaceuticals, Inc. (4.16%)	Biopharmaceuticals	Senior Debt
		Matures March 2008
		Interest rate 11.45%	$4,709,994	4,701,782	4,701,782
		Common Stock Warrants		11,370	58,399

Total Omrix Biopharmaceuticals, Inc.				4,713,152	4,760,181

Paratek Pharmaceuticals, Inc. (8.76%)(4)	Biopharmaceuticals	Senior Debt
		Matures June 2008
		Interest rate 10.6%	$10,000,000	9,889,320	9,889,320
		Preferred Stock Warrants		137,396	141,881

Total Paratek Pharmaceuticals, Inc.				10,026,716	10,031,201

Total Biopharmaceuticals (38.08%)				42,259,902	43,548,954

Atrenta, Inc. (4.38%)	Software	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$5,000,000	4,869,095	4,869,095
		Preferred Stock Warrants		102,396	102,886
		Preferred Stock Warrants		33,760	33,760

Total Atrenta, Inc.				5,005,251	5,005,741

Concuity, Inc. (3.99%)	Software	Senior Debt
		Matures March 2008
		Interest rate 9.95%	$4,570,498	4,567,873	4,567,873
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				4,571,373	4,567,873

Gomez, Inc. (1.93%)(4)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$2,197,436	2,175,075	2,175,075
		Preferred Stock Warrants		35,000	32,467

Total Gomez, Inc.				2,210,075	2,207,542

Inxight Software, Inc. (4.38%)(4)	Software	Senior Debt
		Matures February 2008
		Interest rate 10.00%	$5,000,000	4,956,279	4,956,279
		Preferred Stock Warrants		55,963	46,735

Total Inxight Software, Inc.				5,012,242	5,003,014
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

		Type of	Principal
Portfolio Company	Industry	Investment(1)(5)	Amount	Cost(2)	Value(3)(4)

Metreo, Inc. (1.11%)	Software	Senior Debt
		Matures November 2007
		Interest rate 12.95%	$500,000	$4,525,714	$1,266,000
		Preferred Stock Warrants		50,000	—

Total Metreo, Inc.				4,575,714	1,266,000

Proficiency, Inc. (3.51%)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,917,802	3,917,802
		Preferred Stock Warrants		96,370	94,105

Total Proficiency, Inc.				4,014,172	4,011,907

Sportvision, Inc. (3.08%)(4)	Software	Senior Debt
		Matures June 2008
		Interest rate 9.95%	$3,518,716	3,488,119	3,488,119
		Preferred Stock Warrants		39,339	38,523

Total Sportvision, Inc.				3,527,458	3,526,642

Talisma Corp. (2.99%)(4)	Software	Subordinated Debt
		Matures December 2007
		Interest rate 11.25%	$3,410,120	3,378,814	3,378,814
		Preferred Stock Warrants		49,000	43,428

Total Talisma Corp.				3,427,814	3,422,242

Total Software (25.37%)				32,344,099	29,010,961

Wageworks, Inc. (17.12%)(4)	Consumer & Business Products	Senior Debt
		Matures November 2008
		Interest rate Prime + 4.00%	$18,583,966	18,379,995	18,379,995
		Preferred Stock Warrants		251,964	1,197,735
Wageworks, Inc. (0.22%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				18,881,954	19,827,725

Total Consumer & Business Products (17.34%)				18,881,954	19,827,725

IKANO Communications, Inc. (14.44%)(4)	Communications & Networking	Senior Debt
		Matures December 2008
		Interest rate 9.25%	$16,454,540	16,402,789	16,402,789
		Preferred Stock Warrants		45,460	43,710
		Preferred Stock Warrants		72,344	71,000

Total IKANO Communications, Inc.				16,520,593	16,517,499

Interwise, Inc. (2.46%)(4)	Communications & Networking	Senior Debt
		Matures August 2008
		Interest rate 17.50%	$2,809,653	2,809,653	2,809,653

Total Interwise, Inc.				2,809,653	2,809,653

Occam Networks, Inc. (2.79%)	Communications & Networking	Senior Debt
		Matures December 2007
		Interest rate 11.95%	$2,559,827	2,540,021	2,540,021
		Preferred Stock Warrants		14,000	286,364
		Common Stock Warrants		17,000	368,935

Total Occam Networks, Inc.				2,571,021	3,195,320

Optovia Corporation (4.37%)	Communications & Networking	Senior Debt
		Matures September 2006
		Interest rate Prime + 7.25%	$5,000,000	5,000,000	5,000,000

Total Optovia Corporation				5,000,000	5,000,000
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

		Type of	Principal
Portfolio Company	Industry	Investment(1)(5)	Amount	Cost(2)	Value(3)(4)

Pathfire, Inc. (4.38%)	Communications & Networking	Senior Debt
		Matures December 2008
		Interest rate Prime + 3.65%	$5,000,000	$4,938,482	$4,938,482
		Preferred Stock Warrants		63,276	64,144

Total Pathfire, Inc.				5,001,758	5,002,626

Total Communications & Networking (28.44%)				31,903,025	32,525,098

Adiana, Inc. (1.76%)(4)	Medical Devices & Equipment	Senior Debt
		Matures June 2008
		Interest rate Prime + 6.00%	$2,000,000	1,943,979	1,943,979
		Preferred Stock Warrants		67,225	66,404
Adiana, Inc. (0.44%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				2,511,204	2,510,383

Optiscan Biomedical, Corp. (1.54%)(4)	Medical Devices & Equipment	Senior Convertible Term Loan
		Matures March 2008
		Interest rate 15.00%	$1,753,164	1,683,063	1,683,063
		Preferred Stock Warrants		80,486	81,185
Optiscan Biomedical, Corp. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,763,549	2,764,248

Power Medical Interventions, Inc. (3.52%)	Medical Devices & Equipment	Senior Debt
		Matures June 2008
		Interest rate 10.71%	$4,000,000	3,969,515	3,969,515
		Common Stock Warrants		39,195	56,490

Total Power Medical Interventions, Inc.				4,008,710	4,026,005

Xillix Technologies Corp. (4.83%)(6)	Medical Devices & Equipment	Senior Debt
		Matures December 2008
		Interest rate 12.40%	$5,500,000	5,195,589	5,195,589
		Preferred Stock Warrants		313,108	325,601

Total Xillix Technologies Corp.				5,508,697	5,521,190

Total Medical Devices & Equipment (12.96%)				14,792,160	14,821,826

Affinity Express, Inc. (1.54%)(4)	Internet Consumer & Business Services	Senior Debt
		Matures November 2007
		Interest rate 13.50%	$1,583,531	1,560,450	1,560,450
		Common Stock Warrants		17,000	187,922
		Common Stock Warrants		15,000	12,995
Affinity Express, Inc. (0.22%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,842,450	2,011,367

Invoke Solutions, Inc. (1.31%)	Internet Consumer & Business Services	Senior Debt
		Matures December 2008
		Interest rate 11.25%	$1,500,000	1,457,391	1,457,391
		Preferred Stock Warrants		43,826	44,155

Total Invoke Solutions, Inc.				1,501,217	1,501,546

RazorGator Interactive Group, Inc. (3.64%)(4)	Internet Consumer & Business Services	Senior Debt
		Matures January 2008
		Interest rate 9.95%	$4,104,553	4,095,853	4,095,853
		Preferred Stock Warrants		13,050	64,833

RazorGator Interactive Group, Inc. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total RazorGator Interactive Group, Inc.				5,108,903	5,160,686

Total Internet Consumer & Business Service (7.58%)				8,452,570	8,673,599

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2005

		Type of	Principal
Portfolio Company	Industry	Investment(1)(5)	Amount	Cost(2)	Value(3)(4)

Cornice Inc. (11.24%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures November 2008
		Interest rate Prime + 4.50%	$5,000,000	$4,915,455	$4,915,455
		Revolving Line of Credit
		Matures November 2006
		Interest rate Prime + 3.00%	$7,834,131	7,663,375	7,663,375
		Preferred Stock Warrants		101,597	99,336
		Preferred Stock Warrants		35,353	34,230
		Preferred Stock Warrants		135,403	132,390

Total Cornice, Inc.				12,851,183	12,844,786

Sling Media, Inc. (4.29%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures January 2009
		Interest rate 10.25%	$4,000,000	3,965,029	3,965,029
		Preferred Stock Warrants		38,968	945,365

Total Sling Media, Inc.				4,003,997	4,910,394

Total Electronics & Computer Hardware (15.53%)				16,855,180	17,755,180

Ageia Technologies (7.00%)(4)	Semiconductor	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$8,000,000	7,914,586	7,914,586
		Preferred Stock Warrants		99,190	93,518
Ageia Technologies		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,513,776	8,508,104

Cradle Technologies (1.75%)	Semiconductors	Senior Debt
		Matures December 2008
		Interest rate Prime + 4.70%	$2,000,000	1,923,049	1,923,049

		Preferred Stock Warrants		79,150	78,730

Total Cradle Technologies				2,002,199	2,001,779

Total Semiconductors (9.20%)				10,515,975	10,509,883

Total Investments (154.50%)				$176,004,865	$176,673,226

*	Value as a percent of net assets

(1)	All debt investments are income producing. Preferred and common stock and all warrants are non-income producing.

(2)	Tax cost at December 31, 2005 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,035,789, $3,367,428 and $668,361, respectively, at December 31, 2005.

(3)	Except for common stock held in Labopharm Biopharmaceuticals, all investments are restricted at December 31, 2005 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Citigroup facility. (see Note 5) Citigroup has an equity participation right on warrants collateralized under the Citigroup facility. The value of their participation right on unrealized gains in the related equity investments was approximately $342,000 at December 31, 2005 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2005.

(5)	All investments are less than 5% owned.

(6)	Non-U.S. company or the company’s principal place of business is outside of the United States.
See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Investment income:
Interest
Non-affiliate investments (less than 5% owned)	$6,611,239	$3,419,119	$18,421,609	$5,815,004
Affiliate investments (5% to 25% owned)	86,052	—	86,052	—

Total interest income	6,697,291	3,419,119	18,507,661	5,815,004

Fees
Non-affiliate investments (less than 5% owned)	840,908	235,046	2,293,915	498,180
Affiliate investments (5% to 25% owned)	5,833	5,833	17,500	13,611

Total fee income	846,741	240,879	2,311,415	511,791

Total investment income	7,544,032	3,659,998	20,819,076	6,326,795

Operating expenses:
Interest	1,420,140	585,773	4,455,015	1,030,217
Loan fees	149,677	253,333	687,158	686,666
Compensation and benefits	1,244,993	987,096	3,577,313	2,351,924
General and administrative	1,436,467	833,962	4,040,445	1,479,381
Stock-based compensation	175,600	115,000	428,600	195,000

Total operating expenses	4,426,877	2,775,164	13,188,531	5,743,188

Net investment income before provision for income tax and investment gains and losses	3,117,155	884,834	7,630,545	583,607
Income tax (benefit) expense	(345,089)	—	643,088	—

Net investment income (loss)	3,462,244	884,834	6,987,457	583,607
Net realized loss on investments	(2,482,465)	—	(2,570,705)	—
Net increase in unrealized appreciation on investments	592,860	677,090	3,027,251	1,720,482

Net realized and unrealized gain (loss)	(1,889,605)	677,090	456,546	1,720,482

Net increase in net assets resulting from operations	$1,572,639	$1,561,924	$7,444,003	$2,304,089

Net investment income before provision for income tax and investment gains and losses:
Basic	$0.23	$0.09	$0.63	$0.10

Diluted	$0.23	$0.09	$0.62	$0.10

Change in net assets per common share:
Basic	$0.12	$0.16	$0.61	$0.39

Diluted	$0.11	$0.16	$0.61	$0.38

Cash dividend declared per common share	$.30	$—	$.90	$—

Weighted average shares outstanding
Basic	13,660,604	9,802,000	12,157,953	5,975,000

Diluted	13,779,192	9,917,000	12,276,541	6,084,000

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)

				Unrealized	Accumulated	Distributions
	Common Stock		Capital in excess	Appreciation on	Realized Gains(Losses)	in Excess of	Net
	Shares	Par Value	of par value	Investments	on Investments	Investment Income	Assets

Balance at December 31, 2004	2,059,270	$2,059	$27,117,896	$—	$—	$(2,041,822)	$25,078,133

Net increase in stockholders’ equity resulting from operations	—	—	—	1,720,482	—	583,607	2,304,089

Issuance of common shares, net of offering costs	268,134	268	3,870,542	—	—	—	3,870,810

Issuance of shares in lieu of 5 year warrants	298,598	299	(299)	—	—	—	—

Issuance of shares on exercise of 1 year warrants	1,175,963	1,176	12,428,744	—	—	—	12,429,920

Issuance of common shares in IPO, net of offering costs	6,000,000	6,000	70,885,820	—	—	—	70,891,820

Stock-based compensation	—	—	195,000	—	—	—	195,000

Balance at September 30, 2005	9,801,965	$9,802	$114,497,703	$1,720,482	$—	$(1,458,215)	$114,769,772

Balance at December 31, 2005	9,801,965	$9,802	$114,524,833	$353,093	$481,694	$(1,017,092)	$114,352,330

Net increase in stockholders’ equity resulting from operations	—	—	—	3,027,251	(2,570,705)	6,987,457	7,444,003

Issuance of common shares	444,150	444	5,133,431	—	—	—	5,133,875

Issuance of common shares in Rights Offering, net of offering costs	3,411,992	3,412	33,825,908	—	—	—	33,829,320

Issuance of common stock under dividend reinvestment plan	18,211	18	211,777	—	—	—	211,795

Dividends declared	—	—	—	—	—	(10,105,104)	(10,105,104)

Stock-based compensation	—	—	428,600	—	—	—	428,600

Balance at September 30, 2006	13,676,318	$13,676	$154,124,549	$3,380,344	$(2,089,011)	$(4,134,739)	$151,294,819

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,444,003	$2,304,089
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(133,021,298)	(114,580,000)
Principal payments received on investments	70,758,413	2,907,656
Net unrealized appreciation on investments	(3,216,279)	(1,720,482)
Net unrealized appreciation on investments due to lender	247,838	—
Net realized depreciation on investments	2,579,481	—
Accretion of loan discounts	(1,189,178)	(194,942)
Accretion of loan exit fees	(468,405)	(209,951)
Depreciation	32,959	—
Stock-based compensation	562,475	195,000
Amortization of deferred loan origination revenue	(1,970,143)	(449,141)
Change in operating assets and liabilities:
Interest receivable	(269,196)	(884,140)
Prepaid expenses and other current assets	(42,654)	(1,067,169)
Income tax receivable	(878,512)	—
Deferred tax asset	1,454,000	—
Accounts payable	227,881	320,297
Income tax payable	(1,709,000)	—
Accrued liabilities	1,492,746	1,189,598
Deferred loan origination revenue	2,807,465	2,011,750

Net cash used in operating activities	(55,157,404)	(110,177,435)

Cash flows from investing activities:
Proceeds from sale of investments	3,683,388	—
Purchases of capital equipment	(315,336)	(49,104)
Other long-term assets	(381,124)	(18,046)

Net cash provided by (used in) investing activities	2,986,928	(67,150)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	38,829,320	87,192,550
Dividends paid	(9,893,309)	—
Net proceeds of credit facilities	15,000,000	25,000,000

Net cash provided by financing activities	43,936,011	112,192,550

Net decrease (increase) in cash	(8,234,465)	1,947,965

Cash and cash equivalents at beginning of period	15,362,447	8,678,329

Cash and cash equivalents at end of period	$7,127,982	$10,626,294

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation
     Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado, Chicago, Illinois, and Columbus, Ohio areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.
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
     On June 11, 2005, the Company raised approximately $70.9 million, net of issuance costs, from an initial public offering (“IPO”) of 6,000,000 shares of its common stock. On April 21, 2006, the Company raised approximately $34.0 million, net of issuance costs, from a rights offering of 3,411,992 shares of its common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the expiration date of the offering. On October 20, 2006, the Company raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of its common stock. (See Note 14).
     In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). On May 3, 2005, HT II filed an application with the Small Business Administration (the “SBA”) to become licensed as a Small Business Investment Company (“SBIC”) and on September 27, 2006, the HT II received its license as an SBIC. HT II will be able to borrow funds from the SBA against eligible pre-approved investments and additional contributions to regulatory capital. At September 30, 2006, the Company had a net investment of $2.5 million in HT II, there is one outstanding investment in the amount of $3.0 million and the Company has not drawn any leverage. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner.
     In July 2005, the Company formed Hercules Funding I LLC and Hercules Funding Trust I, an affiliated statutory trust, and executed a $125 million securitized credit facility, as amended, with Citigroup Global Markets Realty Corp. (See Note 4).
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, apart from the reclassification described in Note 2, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2005. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.
2. Reclassifications
     Certain prior period information has been reclassified to conform to current year presentation. When the Company exits an investment and realizes a gain or loss, the Company makes an accounting entry to reverse any unrealized appreciation or depreciation, respectively, that the Company previously recorded to reflect the appreciated or depreciated value of the investment. The Company recorded a reversal of $3.3 million from unrealized depreciation and recorded a realized loss of $3.3 million for the nine months ended September 30, 2006. During the fourth quarter of 2005, the Company recorded an unrealized depreciation of approximately $3.3 million in one portfolio company. As disclosed in Footnote 16 — Subsequent Events; to the financial statements filed under Form 10-K for the year ended December 31, 2005, the assets of the portfolio company were sold in January 2006, and a realized loss was incurred. The difference between the unrealized depreciation as recorded in 2005 and the actual realized loss was not material. The Company did not reverse the loss from an unrealized depreciation to a realized loss in the first quarter of 2006. If the loss had been reversed, the net realized gain of approximately $1.5 million as reported in the first quarter would have resulted in a net realized loss of $1.7 million and the net unrealized appreciation of approximately $674,000 as reported in the first quarter would have resulted in an unrealized appreciation of $3.9 million. This reversal does not affect the reported Net Investment Income, Net Income, Earnings per Share, Net Asset Value or Net Asset Value per Share for the first quarter or on a year to date basis. The total realized loss for the nine-month period ended September 30, 2006 was $2.6 million and net unrealized appreciation was $3.0 million after the reversal. There were no realized gains or losses during the three and nine-months periods ended September 30, 2005.
3. Valuation of Investments
     Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistently applied procedures and the recommendations of the Valuation Committee of the Board of Directors. At September 30, 2006, approximately 97% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors.
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
     At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. An unrealized loss is recorded when an investment has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral or operational performance, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation for the debt or equity security. Conversely, unrealized appreciation is recorded when the investment has appreciated in value. Securities that are traded in the over the counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Board of Directors estimates the fair value of warrants and other equity-related securities in good faith using a Black-Scholes pricing model and consideration of the issuer’s earnings, sales to third parties of similar securities, the comparison to publicly traded securities, and other factors. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.
     As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At September 30, 2006, the Company owned greater than 5% but less than 25% of the voting securities in one investment. At December 31, 2005, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

     Security transactions are recorded on the trade-date basis.
     A summary of the composition of the Company’s investment portfolio as of September 30, 2006 and December 31, 2005 at fair value is shown as follows:

	September 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
Senior debt with warrants	$226.9	95.5%	$168.4	95.3%
Subordinated debt	2.3	1.0%	3.4	1.9%
Preferred stock	8.3	3.5%	3.5	2.0%
Common stock	—	0.0%	1.4	0.8%

	$237.5	100.0%	$176.7	100.0%

     A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	September 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
United States	$223.1	93.9%	$155.9	88.2%
Canada	11.4	4.8%	16.8	9.5%
Israel	3.0	1.3%	4.0	2.3%

	$237.5	100.0%	$176.7	100.0%

     The following table shows the fair value of our portfolio by industry sector at September 30, 2006 and December 31, 2005 (excluding unearned income):

	September 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
Biopharmaceuticals	$82.6	34.8%	$43.6	24.7%
Software	41.1	17.3%	29.0	16.4%
Electronics & computer hardware	23.7	10.0%	17.8	10.1%
Consumer & business products	23.3	9.8%	19.8	11.2%
Medical devices & equipment	20.6	8.7%	14.8	8.4%
Communications & networking	19.9	8.4%	32.5	18.4%
Internet consumer & business services	14.7	6.2%	8.7	4.9%
Semiconductors	10.1	4.2%	10.5	5.9%
Energy	1.5	0.6%	—	0.0%

	$237.5	100.0%	$176.7	100.0%

     During the three and nine-month periods ended September 30, 2006, the Company made investments in debt securities totaling $65.4 million and $130.0 million, respectively, and made investments in equity securities of approximately $1.8 million and $3.0 million, respectively. In addition, during the quarter ended September 30, 2006, the Company exercised an equity participation right with one portfolio company and converted $1.0 million of debt to equity.
     Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. Original discount fees are reflected as adjustments to the loan yield. The

Company had approximately $3.6 million and $2.7 million of unamortized fees at September 30, 2006 and December 31, 2005, respectively, and approximately $847,000 and $351,000 in exit fees receivable at September 30, 2006 and December 31, 2005, respectively.
4. Credit Facility
     On April 12, 2005, the Company entered into a bridge loan credit facility (the “Bridge Loan Credit Facility” or the “Loan”) with Alcmene Funding, L.L.C. (“Alcmene”), a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Loan was subsequently amended on August 1, 2005 and March 6, 2006. The Loan was originally a $25 million senior secured term loan, allowing for up to an additional $25 million of discretionary supplemental senior secured loans. On August 1, 2005, the Company amended the Loan with an agreement extending the term of the Bridge Loan Credit Facility to April 12, 2006. The amendment eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. On March 6, 2006, the Company entered into an agreement to repay $10.0 million of the $25.0 million outstanding under its Bridge Loan Credit Facility. The Company also extended the maturity of the remaining $15.0 million to June 30, 2006 and decreased the interest rate from 13.5% to 10.86% per annum. On May 10, 2006, the Company repaid the $15.0 million outstanding under the Bridge Loan Credit Facility and paid a $500,000 loan fee due on maturity plus all accrued and unpaid interest through the date of repayment. At September 30, 2006, the Bridge Loan Credit Facility is no longer outstanding.
5. Securitization Agreement
     On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). Interest on borrowings under the Citigroup Facility are paid monthly and are charged at one-month LIBOR plus a spread of 1.65%. The Company paid a loan origination fee equal to 0.25% of the Citigroup Facility. On March 6, 2006, the Company amended the Citigroup facility with an agreement that increased the borrowing capacity under the facility to $125.0 million, increased the advance rate to 60% of eligible loans and increased the eligible capacity for loans by geographic region. The amendment allows for an interest rate of LIBOR plus 2.5% on amounts borrowed in excess of $100.0 million and an interest rate of LIBOR plus 5.0% for amounts borrowed in excess of 55% of eligible loans. The Company paid a restructuring fee of $150,000 that was expensed ratably through initial maturity on July 31, 2006.
     The Company’s ability to make draws on the Citigroup Facility was to expire on July 31, 2006, however, it was extended for an additional 364-day period with the lenders’ consent on July 28, 2006. Prior to its July 31, 2007 expiration date, the Citigroup Facility may be extended for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2008. The Company paid an extension fee equal to 0.25% of the Citigroup Facility borrowing capacity which will be expensed ratably through maturity.
     The Citigroup Facility is collateralized by loans and warrants from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup facility is terminated until the Maximum Participation Limit has been reached. During the nine months ended September 30, 2006, the Company reduced its realized gain by approximately $136,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced its unrealized gains by approximately $248,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $454,000 at September 30, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at September 30, 2006. Since inception of the agreement, the Company has paid Citigroup approximately $195,000 under the warrant participation agreement thereby reducing its realized gains.
     At September 30, 2006, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $182.1 million to Citibank and had drawn $91.0 million under the facility. Transfers of loans have not met the requirements of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,”

for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Citigroup Facility for the three and nine months ended September 30, 2006 was approximately $71.1 and $66.9 million, respectively, and the average interest rates were approximately 7.00% and 6.96%, respectively.
6. Income Taxes
     During the second quarter ended June 30, 2006, the Company determined that it was more likely than not that it would be able to qualify as a RIC for tax reporting purposes for the year ended December 31, 2006. The Company intends to elect to be regulated as a RIC for 2006. The election will be submitted with the filing of its 2006 tax return and would be effective as of January 1, 2006. If the Company meets the required qualification tests of a RIC, any income timely distributed to its shareholders will not be subject to corporate level federal income or excise taxes in those years that the company qualifies as a RIC. At March 31, 2006, the Company had a deferred tax asset of approximately $181,000. During the second quarter, a full valuation reserve was recorded against this asset in anticipation that the Company would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, the Company recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as the Company would not be subject to federal income or excise taxes in 2006. As a result, the Company recorded a tax benefit of approximately $800,000 in the second quarter. Upon completion of the 2005 tax returns during the third quarter, the Company recorded an additional tax benefit of approximately $345,000.
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
     On January 26, 2005, the Chief Executive Officer (“CEO”), the President, and four employees purchased 40,000, 13,500, and 8,567 units for $1,200,000, $405,000 and $257,010, respectively. On January 26, 2005, JMP Group LLC (“JMPG”) also purchased 72,000 units for $2,008,800, which is net of a placement fee of $151,200 paid to an affiliate of JMPG. Each unit concisted of two shares of common stock, a 1-year warrant and a 5-year warrant.
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
     On April 21, 2006, the Company raised approximately $33.8 million, net of issuance costs, from a rights offering of 3,411,992 shares of its common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the expiration date of the offering.

     On October 20, 2006, the Company raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of its common stock. (See Note 14).
     A summary of activity in the 5 Year Warrants initially attached to units issued for the nine months ended September 30, 2006 is as follows:

Five-Year Warrants
Warrants outstanding at December 31, 2005	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	—

Warrants outstanding at September 30, 2006	616,672

8. Earnings per Share
     Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net increase in net assets resulting from operations	$1,572,639	$1,561,924	$7,444,003	$2,304,089
Weighted average common shares outstanding	13,660,604	9,802,000	12,157,953	5,975,000
Change net assets per common share – basic	$0.12	$0.16	$0.61	$0.39

Net increase in net assets resulting from operations	$1,572,639	$1,561,924	$7,444,003	$2,304,089
Weighted average common shares outstanding	13,660,604	9,802,000	12,157,953	5,975,000
Dilutive effect of warrants	118,588	115,000	118,588	109,000

Weighted average common shares outstanding, assuming dilution	13,779,192	9,917,000	12,276,541	6,084,000
Change net assets per common share — assuming dilution	$0.11	$0.16	$0.61	$0.38
     Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of warrants. The Company has excluded all outstanding stock options from the calculation of diluted net income per share because these securities are antidilutive for all periods presented. These excluded common share equivalents could be dilutive in the future. Options for approximately 1,849,000 and 1,337,000 shares of common stock have been excluded for the three months ended September 30, 2006 and 2005, respectively.
9. Related-Party Transactions
     In January 2005, the CEO, the President, and four employees purchased 40,000, 13,500, and 8,567 units for $1,200,000, $405,000 and $257,010, respectively. On January 26, 2005, JMPG also purchased 72,000 units for $2,008,800, which is net of an underwriting discount of $151,200. Each unit consisted of two shares of our common stock, a 1 Year Warrant and a 5 Year Warrant.
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
10. Equity Incentive Plan
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
     A summary of common stock options and warrant activity under the Company’s 2004 Plan for the nine months ended September 30, 2006, is as follows:

	Common Stock	Five-Year
	Options	Warrants
Outstanding at December 31, 2005	1,337,436	56,551
Granted	623,500	—
Exercised	—	—
Cancelled	(111,590)	—

Outstanding at September 30, 2006	1,849,346	56,551

     At September 30, 2006 options for approximately 522,000 shares were exercisable at a weighted average exercise price of approximately $13.60 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.
     The Company determined that the fair value of options and warrants granted during the nine month periods ended September 30, 2006 and 2005 was approximately $817,000 and $1.4 million, respectively. During the nine months ended September 30, 2006 and 2005, approximately $428,000 and $195,000 of share-based cost was expensed, respectively. The fair value of options granted in 2006 and 2005 was based upon a Black-Scholes option pricing model using the assumptions in the following table at September 30, 2006 and 2005:

	2006	2005
Expected volatility	24%	25%
Expected dividends	8%	8%
Expected term (in years)	4.5	4.5
Risk-free rate	4.53 - 5.05%	3.88 - 4.06%
     The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on May 29, 2016 and no additional awards may be made under the 2006 Plan after that date. The Company has filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan. No shares may be issued out of the 2006 Plan until such time as relief is provided by the SEC, and, as such, no shares were issued as of September 30, 2006.

11. Financial Highlights
     Following is a schedule of financial highlights for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006		2005
Per share data:
Net asset value at beginning of period	$11.67		$12.18
Net investment income	0.58		0.06
Net realized loss on investments	(0.21)		—
Net unrealized appreciation on investments	0.25		0.17

Total from investment operations	0.62		0.23

Net decrease in net assets from capital share transactions	(0.44)		(0.72)
Dividends paid	(0.83)		—
Stock-based compensation expense included in investment loss (1)	0.04		0.02

Net asset value at end of period	$11.06		$11.71

Ratios and supplemental data:
Per share market value at end of period	$12.83		12.75
Total return	13.93	%(2)	8.59	%(3)
Shares outstanding at end of period	13,676,318		9,801,965
Weighted average number of common shares outstanding	12,157,953		5,974,769
Net assets at end of period	$151,294,819		$114,769,772
Ratio of operating expense to average net assets (annualized)	12.87%		11.41%
Ratio of net investment income before provision for income tax expense and investment gains and losses (annualized)	7.45%		1.16%
Average debt outstanding	$76,458,000		$15,717,000
Weighted average debt per common share	$6.29		$2.63
Portfolio turnover	1.23%		n/a

(1)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123R, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(2)	The total return for the period ended September 30, 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

(3)	The total return for the period ended September 30, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005; prior to that date shares were issued in private placements.
12. Commitments and Contingencies
     In June 2006, the Company entered into a lease agreement for new office headquarters located in Palo Alto, California. The lease commenced in October 2006 and terminates in December 2013.
     The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.
13. Recent Accounting Pronouncements
      In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will be effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on its financial position and results of operations.
      In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.
14. Subsequent Events
     On October 16, 2006, the Board of Directors approved a dividend of $0.30 per share to shareholders of record as of November 6, 2006 and payable on December 1, 2006.
     On October 20, 2006, the Company raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of common stock delivered on October 25, 2006. The Company intends to use the net proceeds from the sale of the shares in the offering to reduce its credit borrowings, originate investments and for general corporate purposes.

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
Overview
     We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain publicly-traded companies. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in the Boston, Boulder, Chicago and Columbus areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of ventures active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.
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
     Portfolio and Investment Activity
     We commenced investment operations in September 2004 and entered into our first debt investment in November 2004. The total value of our investment portfolio was $237.5 million at September 30, 2006 as compared to $176.7 million at December 31, 2005. During the three and nine months ended September 30, 2006, we made debt commitments to 10 and 27 portfolio companies totaling $81.5 million and $194.6 million, respectively. We funded $65.4 million to 14 companies including five existing portfolio companies, and $130.0 million to 34 companies including three existing portfolio companies during the three and nine-months ended September 30, 2006, respectively. During the quarter, we also made equity investments in two portfolio companies totaling $1.7 million bringing total equity investments to five investments of $3.0 million during the nine-months ended September 30, 2006. In addition, during the quarter ended September 30, 2006, we exercised an equity participation right with one portfolio company converting $1.0 million of debt to equity, bringing total equity investments at fair value to approximately $8.3 million at September 30, 2006. We had unfunded contractual commitments of $95.7 million at September 30, 2006 that are subject to the same underwriting and ongoing portfolio maintenance as are the financial instruments that we hold.
     During the three and nine months ended September 30, 2006, we received normal principal repayments of approximately $9.5 million and $24.9 million, respectively. We received repayments under one working capital line of credit of $7.1 million and $10.9 million for the three and nine-months ended September 30, 2006, respectively. We also received $1.0 million repaid through a loan restructuring agreement during the three months ended September 30, 2006. In addition, we had two companies make early repayments totaling $4.3 million during the third quarter bringing total early repayments from eight companies to $34.0 million during the nine months ended September 30, 2006. Total portfolio investment activity (exclusive of unearned income) as of and for the nine-month period ended September 30, 2006 was as follows:

September 30,
($ in millions)	2006
Beginning Portfolio	$176.7
Purchase of investments	130.0
Equity Investments	3.0
Principal payments received on investments	(36.8)
Early pay-offs	(34.0)
Accretion of loan discounts	1.2
Net realized and unrealized change in investments	(2.6)

Ending Portfolio	$237.5

     The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2006 and December 31, 2005 (excluding unearned income):

	September 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
Senior debt with warrants	$226.9	95.5%	$168.4	95.3%
Subordinated debt	2.3	1.0%	3.4	1.9%
Preferred stock	8.3	3.5%	3.5	2.0%
Common stock	—	0.0%	1.4	0.8%

	$237.5	100.0%	$176.7	100.0%

     A Summary of the company’s investment portfolio at value by geographic location is as follows:

	September 30, 2006		December 31, 2005
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
($ in millions)	Value	Portfolio	Value	Portfolio
United States	$223.1	93.9%	$155.9	88.2%
Canada	11.4	4.8%	16.8	9.5%
Israel	3.0	1.3%	4.0	2.3%

	$237.5	100.0%	$176.7	100.0%

     The following table shows the fair value of our portfolio by industry sector at September 30, 2006 and December 31, 2005 (excluding unearned income):

			December 31, 2005
	September 30, 2006
		Percentage of Total		Percentage of Total
($ in millions)	Investments at Fair Value	Portfolio	Investments at Fair Value	Portfolio
Biopharmaceuticals	$82.6	34.8%	$43.6	24.7%
Software	41.1	17.3%	29.0	16.4%
Electronics & computer hardware	23.7	10.0%	17.8	10.1%
Consumer & business products	23.3	9.8%	19.8	11.2%
Medical devices & equipment	20.6	8.7%	14.8	8.4%
Communications & networking	19.9	8.4%	32.5	18.4%
Internet consumer & business services	14.7	6.2%	8.7	4.9%
Semiconductors	10.1	4.2%	10.5	5.9%
Energy	1.5	0.6%	—	0.0%

	$237.5	100.0%	$176.7	100.0%

     We use the following investment grading system as amended January 2006 and approved by our Board of Directors:
     1. Loans involve the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk profile is generally favorable.
     2. The borrower is performing as expected and the risk profile is neutral to favorable. All new loans are initially graded 2.
     3. The borrower may be performing below expectations, and the loan’s risk has increased materially since origination. We increase procedures to monitor a borrower that may have limited amounts of cash remaining on the balance sheet, is approaching its next equity capital raise within the next three to six months, or if the estimated fair value of the enterprise may be lower than when the loan was originated. We will generally lower the loan grade to a level 3 even if the company is performing in accordance to plan as it approaches the need to raise additional cash to fund its operations. Once the borrower closes its new equity capital raise, we may increase the loan grade back to grade 2.
     4. The borrower is performing materially below expectations, and the loan risk has substantially increased since origination. Loans graded 4 may experience some partial loss or full return of principal but are expected to realize some loss of interest which is not anticipated to be repaid in full, which, to the extent not already reflected, may require the fair value of the loan to be reduced to the amount we anticipate will be recovered. Grade 4 investments are closely being monitored.
     5. The borrower is in workout, materially performing below expectations and significant risk of principal loss is probable. Loans graded 5 will experience some partial principal loss or full loss of remaining principal outstanding is expected. Grade 5 loans will require the fair value of the loans be reduced to the amount we anticipate, if any, will be recovered.
     The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
($ in millions)		Percentage of Total			Percentage of Total
Investment Grading	Investments at Fair Value	Portfolio	Investments at Fair Value		Portfolio
1	$10.5	4.8%	$9.9		5.8%
2	174.4	79.3%	150.3		87.5%
3	24.6	11.2%	5.8		3.4%
4	10.5	4.7%	4.5		2.6%
5	—	—%	1.3	(1)	0.7%

	$220.0	100.0%	$171.8		100.00%

(1)	Reflects the value of the assets of this portfolio company that were sold in January 2006 for which we received approximately $1.3 million in cash distributions. We received an additional contingent payment of approximately $469,000 in the first quarter of 2006, and approximately $361,000 in the second quarter of 2006. We may receive future distributions related to this sale but such distributions are contingent on future deliverables.

     As of September 30, 2006, our investments had a weighted average investment grading of 2.17 as compared to 2.05 at December 31, 2005. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve. At September 30, 2006, 10 portfolio companies have been graded at 3, and four portfolio companies have been graded 4 as compared to four and one portfolio companies, respectively, at December 31, 2005.
     At September 30, 2006, the weighted average yield to maturity of our loan obligations was approximately 12.75% as compared to 12.87% at December 31, 2005. Yields to maturity are computed using interest rates at inception and include amortization of loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.
     We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $20.0 million, with an average initial principal balance of between $3.0 million and $7.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 8.0% to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, or prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In some cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth and expansion-stage companies. In addition, certain loans may include an interest-only period ranging from three to nine months. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date. Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation.
Results of Operations
Comparison of the Three and nine-Months Ended September 30, 2006 and 2005
     Operating Income
     Interest income totaled approximately $6.7 million and $18.5 million for the three and nine-month periods ended September 30, 2006, respectively, compared with $3.4 million and $5.8 million for the three and nine-month periods ended September 30, 2005. Income from commitment and facility fees totaled approximately $847,000 and $2.3 million for the three and nine-month periods ended September 30, 2006, respectively, as compared with $241,000 and $512,000 for the three and nine-month periods ended September 30, 2005. The increases in investment income and income from commitment and facility fees for both periods presented are the result of higher average loan balances outstanding due to origination activity and yield from the related investments. At September 30, 2006, we had approximately $3.6 million of deferred revenue related to commitment and facility fees, as compared to approximately $1.8 million as of September 30, 2005. We expect to generate additional interest income and loan fees as we continue to originate additional investments.
     Operating Expenses
     Operating expenses totaled approximately $4.4 million and $13.2 million during the three and nine-month periods ended September 30, 2006, respectively, compared with $2.8 million and $5.7 million during the three and nine-month periods ended September 30, 2005, respectively. Operating expenses for the three and nine-month periods ended September 30, 2006 included interest expense, loan fees and unused commitment fees under our Bridge Loan Credit Facility and the Citigroup Facility of approximately $1.6 million and $5.1 million, respectively, compared with $839,000 and $1.7 million for the three and nine-month periods ended September 30, 2005, respectively. The increase in interest expense and loan fees was due to the additional debt outstanding under the Citigroup Facility that was not outstanding during the first nine months of 2005. This increase was offset by a lower interest rate under our debt facilities as a result of the repayment of the Bridge Loan Facility which bore a higher average rate of interest.
     Employee compensation and benefits were approximately $1.2 million and $3.6 million for the three and nine-month periods ended September 30, 2006, respectively, compared with $987,000 and $2.4 million during the three and nine-month periods ended September 30, 2005, respectively. The increase in compensation expense was directly related to increasing our headcount from 18 employees at September 30, 2005 to 23 employees at September 30, 2006.
     General and administrative expenses increased to $1.4 million and $4.0 million for the three and nine-month periods ended September 30, 2006, respectively, up from $834,000 and $1.5 million during the three and nine-month periods ended September 30, 2005, respectively. The increase for both periods was primarily due to increased Board of Director expenses, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries, legal expenses, higher business insurance expense as a public company as well as increased business development expenses. In addition, our Board of Directors elected to take part of their compensation in common stock of the Company. As such, we issued 11,250 shares of our common stock with a fair market value of approximately $134,000 during the third quarter.
     In addition, we incurred approximately $176,000 and $429,000 of stock-based compensation expense in the three and nine-month periods ended September 30, 2006, respectively, as compared to $115,000 and $195,000 in 2005, respectively. The increase in stock-based compensation expense was the result of the options outstanding for the entire period in 2006 as compared to a partial period in 2005 as well as additional options granted in 2006.
     We anticipate that operating expenses will continue to increase as we continue to incur higher interest expense on higher average outstanding debt balances, increase the number of our employees to support our growth, incur higher expenses for our office facilities and incur additional expenses related to being a public company, including expenses related to the implementation of the requirements under the Sarbanes-Oxley Act.
     Net Investment Income Before Income Tax Expense and Investment Gains and Losses
     Net investment income before provision for income tax expense for the three and nine-months ended September 30, 2006 totaled $3.1 million and $7.6 million as compared with net investment income before provision for income tax expense of approximately $885,000 and $584,000 for the three and nine-months ended September 30, 2005. These changes are made up of the items described above.
     Net Investment Gains (Losses)
     During the three-months ended September 30, 2006, we generated a net realized loss totaling approximately $2.5 million from the sale of one portfolio company.
     When we exit an investment and realize a gain or loss, we make an accounting entry to reverse any unrealized appreciation or depreciation we previously recorded to reflect the appreciated or depreciated value of the investment. We recorded a reversal of $3.3 million from unrealized depreciation and recorded a realized loss of $3.3 million for the nine months ended September 30, 2006. During the fourth quarter of 2005, we recorded unrealized depreciation of approximately $3.3 million in one portfolio company. As disclosed in Footnote 16 — Subsequent Events; to the financial statements filed under Form 10-K for the year ended December 31, 2005, the assets of the portfolio company were sold in January 2006, and a realized loss was incurred. The difference between the unrealized depreciation as recorded in 2005 and the actual realized loss was not material. We did not reverse the loss from an unrealized depreciation to a realized loss in the first quarter of 2006. If the loss had been reversed, the net realized gain of approximately $1.5 million as reported in the first quarter would have resulted in a net realized loss of $1.7 million and the net unrealized appreciation of approximately $674,000 as reported in the first quarter would have resulted in an unrealized appreciation of $3.9 million. This reversal does not affect the reported Net Investment Income, Net Income, Earnings per Share, Net Asset Value or Net Asset Value per Share for the first quarter or on a year to date basis. The total realized loss for the nine-month period ended September 30, 2006 was $2.6 million and net unrealized appreciation was $3.0 million after the reversal. There were no realized gains or losses during the three and nine-months periods ended September 30, 2005.

     The Citigroup Facility is collateralized by loans and warrants from our portfolio companies, and includes in advance rate of approximately 55% of eligible loans. The Citigroup Facility contains covenants that, among other things, requires us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup facility is terminated until the Maximum Participation Limit has been reached. During the nine months ended September 30, 2006, we reduced our realized gain by approximately $136,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced unrealized gains by approximately $248,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized appreciation in the related equity investments since inception of the agreement was approximately $454,000 at September 30, 2006 and is included in accrued liabilities and reduces the unrealized appreciation recognized by us at September 30, 2006. Since inception of the agreement, we have paid Citigroup approximately $195,000 under the warrant participation agreement thereby reducing its realized gains.
     For the three and nine-months ended September 30, 2006, the net increase in unrealized investment appreciation totaled approximately $593,000 and $3.0 million, compared with a net increase in unrealized investment appreciation of $677,000 and $1.7 million for the three and nine-month periods ended September 30, 2005. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors.
     At September 30, 2006, net unrealized appreciation in our investment portfolio totaled approximately $3.9 million and was comprised of $5.7 million of appreciation in 16 of our portfolio investment companies and approximately $1.8 million of gross unrealized depreciation on 35 of our portfolio investment companies. At September 30, 2005, the net unrealized appreciation totaled approximately $1.7 million and was comprised of unrealized gains of $1.8 million in nine of our portfolio companies and approximately $93,000 of gross unrealized depreciation in 15 of our portfolio investment companies.
     The net increase in unrealized appreciation totaling approximately $593,000 for the three-months ended September 30, 2006 was primarily the result of an increase in value of a debt conversion right in one investment of approximately $287,000 and the net increase in our warrant and equity portfolio of approximately $306,000. The net increase in unrealized appreciation totaling approximately $3.0 million for the nine-months ended September 30, 2006 was the result of the reversal of $3.3 million of unrealized depreciation to a realized loss on one portfolio company and the net increase in the warrant, equity and debt conversion right of approximately $2.6 million offset by the reversal of unrealized appreciation of warrants in two portfolio companies of $1.9 million to realized gains upon the exercise and sale of the portfolio company’s common stock and an unrealized depreciation of $1.0 million in one portfolio company.
     Income Taxes
     During the second quarter ended June 30, 2006, we determined that it is more likely than not that we qualify as a RIC for tax reporting purposes for the year ended December 31, 2006. We intend to elect to be regulated as a RIC for 2006. The election will be submitted with the filing of our 2006 tax return and would be effective as of January 1, 2006. If we meet the required qualification tests of a RIC, any income timely distributed to our shareholders will not be subject to corporate level federal income or excise taxes in those years that we qualify as a RIC. At March 31, 2006, we had a deferred tax asset of approximately $181,000. During the second quarter, a full valuation reserve was recorded against this asset in anticipation that we would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, we recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as we would not be subject to federal income or excise taxes in 2006. As a result, we recorded a tax benefit of approximately $800,000 in the second quarter. Upon completion of the 2005 tax returns during the third quarter, we recorded an additional tax benefit of approximately $345,000.
     Net Increase in Net Assets Resulting from Operations and Earnings Per Share
     For the three and nine-months ended September 30, 2006, net income totaled approximately $1.6 million and $7.4 million, respectively, compared to net income of approximately $1.6 million and $2.3 million for the three and nine-months ended September 30, 2005. These changes are made up of the items previously described.
     Basic and diluted net income per share for the three and nine-months ended September 30, 2006 was $0.12, $0.11, $0.61 and $0.61, respectively, as compared to a basic and diluted income per share of $0.16, $0.16, $0.39 and $0.38 for the three and nine-months ended September 30, 2005. The weighted average basic shares outstanding for the three and nine-months ended September 30, 2006 was approximately 13.7 million and 12.2 million shares, respectively, as compared to approximately 9.8 million and 6.0 million shares for the comparable periods of 2005.
Financial Condition, Liquidity, and Capital Resources
     At September 30, 2006 and December 31, 2005, we had approximately $7.1 million and $15.4 million in cash and cash equivalents, respectively. In addition, at September 30, 2006 and December 31, 2005, we had approximately $34.0 million and $49.0 million, respectively, in available borrowing capacity under our Citigroup Facility, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.
     On April 21, 2006, we raised approximately $34.0 million, net of issuance costs, from a rights offering of 3,411,992 shares of common stock. Funds raised in the offering were partially used to pay off the remaining $15.0 million outstanding under the Bridge Loan Credit Facility and to pay down $10.0 million under our Citigroup Facility.
     On October 20, 2006, we raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of common stock delivered on October 25, 2006.
     For the nine-months ended September 30, 2006, net cash used in operating activities totaled approximately $55.2 million. This use of cash was primarily due to $133.0 million used for investments in our portfolio companies, net unrealized appreciation of $3.2 million, accretion of loan discounts of $1.2 million, and an income tax payment of $1.7 million offset by net income of $7.4 million, proceeds of $70.8 million in principal repayments, net realized loss of $2.6 million, an increase in accrued liabilities of $1.5 million and a net increase in deferred revenue of $837,000. Cash provided by investing activities for the nine-months ended September 30, 2006 totaled $3.0 million and was primarily due to proceeds from the sale of common stock in two portfolio companies and proceeds from contingent payments from the sale of one portfolio company. Net cash provided by financing activities totaled $43.9 million for the nine-months ended September 30, 2006. In March and April, we received $43.9 million in proceeds from the sale of common stock, respectively, we drew an additional $15.0 million under our Citigroup Facility, and paid cash dividends totaling $9.9 million.
     As of September 30, 2006, net assets totaled $151.3 million, with a net asset value per share of $11.06, and we had approximately $7.1 million in cash and cash equivalents. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.
     As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of September 30, 2006 was approximately 266%.
     We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of September 30, 2006, based on eligible loans in the investment portfolio and existing advance rates, we have access to approximately $6.7 million of the $34.0 million of borrowing capacity available under our existing $125.0 million securitized credit facility from Citigroup and $182.1 million of loans and warrants collateralized outstanding under the facility. As additional new loans are funded and pledged as collateral, we will be able to increase our borrowing capacity under the Citigroup Facility beyond the current $6.7 million. As of September 30, 2006, we had $91.0 million outstanding under the Citigroup Facility. Advances under the facility bear interest at one-month LIBOR plus 165 basis points. There was $51.0 million outstanding under the Citigroup Facility as of December 31, 2005. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Citigroup facility. See Note 5 for discussion of the participation. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Citigroup Facility.
     On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and will be able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. At September 30, 2006, we had a net investment of $2.5 million in HT II, and there is one outstanding investment in the amount of $3.0 million and we have not drawn any leverage. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner.

     On October 20, 2006, we raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of common stock. The net proceeds from the sale of the shares in the offering are intended to be used to reduce credit borrowings, originate investments and for general corporate purposes. We believe these funding sources combined with cash on hand at September 30, 2006, cash provided from operations and financing activities will allow us to continue investing activities for six to nine months.
Off Balance Sheet Arrangements
     In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2006, we had unfunded commitments of approximately $95.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
Contractual Obligations
     The following table shows our contractual obligations as of September 30, 2006:

	Payments due by period
	(dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Borrowings(2)(3)	$91,000	$91,000	$—	$—	$—
Operating Lease Obligations	3,973	634	1,646	1,098	595

Total	$94,973	$91,634	$1,646	$1,098	$595

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	Borrowings under our Citigroup credit facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.

(3)	We also have a warrant participation agreement with Citigroup as discussed below.
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
     On August 1, 2005, we amended our Bridge Loan Credit Facility with Alcmene Funding, LLC. The amended agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At December 31, 2005, the interest rate under the Bridge Loan Credit Facility was 9.76% per year. We had $25.0 million of outstanding borrowings under the Bridge Loan Credit Facility at December 31, 2005. On March 6, 2006, we repaid $10 million of the Bridge Loan Credit Facility, and the interest rate was reduced to 10.86%. On May 10, 2006, we repaid the remaining $15.0 million of the Bridge Loan Credit Facility and paid a $500,000 loan fee due on maturity and all accrued and unpaid interest through the date of repayment. At September 30, 2006, the Bridge Loan Credit Facility is no longer outstanding.

     On August 1, 2005, we, through Hercules Funding Trust I, our affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. Our ability to make draws on the Citigroup Facility expires on July 31, 2007 as the result of an extension for an additional one year period under the existing terms and conditions. The Citigroup Facility is collateralized by loans and warrants from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.25%. The Citigroup Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup facility is terminated until the Maximum Participation Limit has been reached. During the nine months ended September 30, 2006, we reduced our realized gain by approximately $136,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced unrealized gain by approximately $248,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $454,000 at September 30, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by us at September 30, 2006. Since inception of the agreement, we have paid Citigroup approximately $195,000 under the warrant participation agreement thereby reducing its realized gains. There was $91.0 million of outstanding borrowings under the Citigroup Facility at September 30, 2006.
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

			$0.925

     On October 16, 2006, we declared a dividend of $0.30 per common share for holders of record as of November 6, 2006. This dividend will total approximately $4.9 million and will be distributed on December 1, 2006.
RIC Election
     During the second quarter ended June 30, 2006, we determined that it was more likely than not that we will be able to qualify as a RIC for tax reporting purposes for the year ended December 31, 2006. If we meet the required qualification tests of a RIC, any income timely distributed to our shareholders will not be subject to corporate level federal income or excise taxes in those years that we qualify as a RIC. We intend to elect to be regulated as a RIC for 2006. The election will be submitted with the filing of our 2006 tax return and would be effective as of January 1, 2006. At March 31, 2006, we had a deferred tax asset of approximately $181,000. During the second quarter, a full valuation reserve was recorded against this asset in anticipation that we would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, we recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as we would not be subject to federal income or excise taxes in 2006. As a result, we recorded a tax benefit of approximately $800,000 in the second quarter. Upon completion of the 2005 tax returns during the third quarter, the Company recorded an additional tax benefit of approximately $345,000.
     As long as we qualify as a RIC, we will not be taxed on our “investment company taxable income” or realized net capital gains, to the extent that such taxable income and gains are distributed to stockholders on a timely basis. We may be required, however, to pay federal income taxes on any unrealized net built-in gains in the assets held by us during the period in which we were not (or in which we failed to qualify as) a RIC that are recognized within the following 10 years, unless we make a special election to pay corporate-

level tax on such built-in gains at the time of our RIC election or an exception applies. Annual tax distributions generally will differ from net income for the fiscal year due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation, which are not included in taxable income.
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
     At September 30, 2006, approximately 97% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a valuation policy and a consistently applied valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to financial market risks, including changes in interest rates. As of September 30, 2006, 39 of our loan agreements were at fixed rates and 11 loans were at variable rates. Over time, some of our investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures
     Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were ineffective due to the control deficiency described below to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.
     As of September 30, 2006, our management and the Board concluded that we did not maintain effective control over the presentation and classification of certain items in our Consolidated Statements of Operations. Specifically, it has come to management’s attention that we did not properly classify a realized loss from unrealized depreciation on the sale of one portfolio company, which occurred during the first quarter of 2006. This control deficiency resulted in a misstatement in the net realized loss on investments and net increase in unrealized appreciation in investments in the Statements of Operations in our interim financial statements for the first and second quarters of 2006.
     To address and remediate this control deficiency in our disclosure controls and procedures, we implemented a new accounting system, added additional review controls and added a Corporate Controller to the finance staff in October 2006.
Changes in Internal Control Over Financial Reporting
     Other than the changes described above, there have been no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company is not a party to any pending legal proceedings. From time to time, we may become party to certain legal proceedings incidental to the normal course of business, including the enforcement of our rights under contracts with portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with any certainty, we do not expect that these proceedings will have a material effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
     Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These factors are supplemented by the following:
Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.
     Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. At September 30, 2006, our largest investment at value was in Wageworks, Inc. and represented 6.7% of our total assets and 8.6% of our total investment income for the nine months ended September 30, 2006. Our financial results could be negatively affected if this portfolio company or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.
Our cost of borrowing is increased by the warrant participation agreement we have with one of our lenders. In addition, our realized gains are reduced by amounts paid pursuant to the warrant participation agreement.
     Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup facility is terminated until the Maximum Participation Limit has been reached.
     During the nine months ended September 30, 2006, we reduced our realized gain by approximately $136,000 for Citigroup’s participation in the gain on sale of an equity security and we recorded an additional liability and reduced our unrealized gain by approximately $248,000 for Citigroup’s participation in unrealized appreciation in the warrant portfolio. Since inception of the agreement, we have paid Citigroup approximately $195,000 under the warrant participation agreement thereby reducing our realized gains. In addition, our realized gains will be reduced by the amounts owed to Citigroup under the warrant participation agreement. The value of Citigroup’s participation right on unrealized appreciation in the related equity investments since inception of the agreement was approximately $454,000 at September 30, 2006 and is included in accrued liabilities and reduces the unrealized appreciation recognized by us at September 30, 2006. Citigroup’s rights under the warrant participation agreement increase our cost of borrowing and reduce our realized gains.
We may be unable or decide not to make additional cash investments in our portfolio companies which could result in our losing our initial investment if the portfolio company fails.
     We may have to make additional cash investments in our portfolio companies to protect our overall investment value in the particular company. We retain the discretion to make any additional investments as our management determines. The failure to make such additional investments may jeopardize the continued viability of a portfolio company, and our initial (and subsequent) investments. Moreover, additional investments may limit the number of companies in which we can make initial investments. In determining whether to make an additional investment our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. We cannot assure you that we will have sufficient funds to make any necessary additional investments, which could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.
Interpretations of the staff of the Securities and Exchange Commission regarding the appropriateness of the consolidation of certain of our subsidiaries may have an impact on our financial statements.
     The staff of the Securities and Exchange Commission (the “Staff”) is reviewing the appropriateness of the consolidation of certain types of subsidiaries on an industry-wide basis under generally accepted accounting principles (“GAAP”) and Rule 6-03 of Regulation S-X. In connection with such review, the Staff is in the process of reviewing the appropriateness of our consolidation of certain of our subsidiaries (the “Subsidiaries”). In the event that the Staff disagrees with our position with respect to the appropriateness of consolidation of any of the Subsidiaries, then we will make such additional disclosures and prospective changes in accounting methods as the Staff requires on a prospective basis which will be discussed and reviewed with us.
     Although we believe that our consolidation of the Subsidiaries conforms with GAAP, there can be no assurance that the Staff will ultimately concur with our position. Such events could have a material impact on our future reported results.
We currently invest in businesses with significant operations located in the Middle East, including Israel, and as a result, we may encounter risks specific to one or more countries in which we operate.
     We invest in businesses and may make additional investments in businesses located in or having some relationship to Israel. As of September 30, 2006, approximately 1.28% of the total fair value of our portfolio related to investments in Israel. As a result, our investee companies are subject to political, economic, and military conditions in that country. The State of Israel experiences continued civil unrest primarily in the areas that have been under its control since 1967 and has also recently been engaged in escalated conflict with Hezbollah groups near the border with Lebanon. No prediction can be made as to whether these problems will be resolved. These investments could be adversely affected if major hostilities involving Israel should occur or if trade between Israel and its current trading partners were interrupted or curtailed. In addition, in such event, if the peace process in the Middle East were interrupted or discontinued, these investments may be materially adversely affected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended September 30, 2006, we issued 18,211 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $212,000.
     On July 26, 2006, our Board of Directors approved additional retainer fees for each of our non-interested directors, each of whom elected to receive a portion of their retainer fees in shares of our common stock in lieu of cash. As a result, we issued the following number of our shares of our common stock to each non-interested director in lieu of the additional retainer fees: Mr. Badavas received 1,250 shares of our common stock in lieu of approximately $13,700 of additional retainer fees; Mr. Chow received 5,000 shares of our common stock in lieu of approximately $54,700 of additional retainer fees; and Mr. Woodward received 5,000 shares of our common stock in lieu of approximately $54,700 of additional retainer fees. We issued these shares pursuant to an exemption from the registration requirements of the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not Applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not Applicable.
ITEM 5. OTHER INFORMATION
     Not Applicable.
ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial and Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
(Registrant)

Dated: November 14, 2006	/s/ Manuel A. Henriquez

Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 14, 2006	/s/ David M. Lund

David M. Lund
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002