Form 10-K
period 2006-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2007-03-09
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001 per share	NASDAQ Global Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $117.5 million based upon a closing price of $12.10 reported for such date by the NASDAQ Global Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of March 6, 2007 was 22,990,671.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of Hercules Technology Growth Capital, Inc.’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on May 24, 2007 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-K

ANNUAL REPORT

Hercules Technology Growth Capital, Inc., our logo and other trademarks of Hercules Technology Growth Capital, Inc. are the property of Hercules Technology Growth Capital, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

In this Annual Report on Form 10-K, or Annual Report, the “Company,” “HTGC,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

PART I

Item 1. Business

GENERAL

We are a specialty finance company that provides debt and equity growth capital to technology-related and life-sciences companies at all stages of development. Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. We are an internally-managed, non-diversified closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940.

We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. Our principal executive office is located in the Silicon Valley and we have additional offices in the Boston, Boulder, Chicago and Columbus areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity-backed technology-related and life sciences companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of ventures active in the technology and life science industries and to offer a full suite of growth capital products to complement a portfolio company’s existing capital structure. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, Internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life sciences. Within the life sciences sub-sector, we focus on medical devices, bio-pharmaceutical, health care services and information systems companies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured mezzanine debt and equity of venture capital and private equity backed technology-related companies with attractive current yields and the potential for equity appreciation and realized gains. Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investment. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital and private equity backed technology-related companies is generally used for growth and in select cases for acquisitions or recapitalizations.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. To date, our emphasis has been primarily on private companies following or in connection with their first institutional round of equity financing, which we refer to as emerging-growth companies, and private companies in later rounds of financing, which we refer to as expansion-stage companies. In 2007, we expect to increase our investment activity in established companies, comprised of private companies in one of their final rounds of equity financing prior to a liquidity event or select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution.

We commenced investment operations in September 2004 and have built our investment portfolio on disciplined underwriting, as well as on-going portfolio management. At December 31, 2006, we had outstanding structured mezzanine debt investments representing approximately $266.7 million, warrant investments of $8.4 million and equity investments of $8.1 million for a total investment portfolio at fair value of $283.2 million. In addition, at December 31, 2006, we had unfunded contractual commitments of $55.5 million.

At December 31, 2006, the weighted average yield to maturity of our loan obligations was approximately 12.64%. Yields to maturity are computed using interest rates at inception of the loan and include amortization of loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

CORPORATE HISTORY AND OFFICES

We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. We are an internally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company under the 1940 Act. As a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in private or thinly traded public U.S.-based companies. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) and any preferred stock we may issue in the future, of at least 200%.

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code. We will elect to be treated for federal income tax purposes as a RIC under the Internal Revenue Code with the filing of our federal corporate income tax return for 2006, which election, when actually made, will be effective as of January 1, 2006. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. To obtain and maintain the federal income tax benefits of RIC status, we must meet specified source-of-income and asset diversification requirements and distribute annually an amount equal to at least 90% of the sum of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of assets legally available for distribution.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301 and our telephone number is (650) 289-3060. We also have additional offices in the Boston, Boulder, Chicago and Columbus areas. We maintain a website on the Internet at www.herculestech.com. Information contained in our website is not incorporated by reference into this Annual Report, and you should not consider that information as part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

Our Market Opportunity

We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on structured mezzanine investments in technology-related companies for the following reasons:

•	Technology-related companies have generally been underserved by traditional lending sources;

•	Unfulfilled demand exists for structured debt financing to technology-related companies;

•	Structured mezzanine debt products are less dilutive and complement equity financing from venture capital and private equity funds; and

•	Valuations currently assigned to technology-related companies in private financing rounds, while increasing in recent years, still provide a good opportunity for attractive capital returns.

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

The unique cash flow characteristics of many technology-related companies include significant research and development expenditures and high projected revenue growth thus often making such companies difficult to evaluate from a credit perspective. In addition, the balance sheets of emerging-growth and expansion-stage companies often include a disproportionately large amount of intellectual property assets, which can be difficult to value. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share add to the difficulty in evaluating technology-related companies.

Due to the difficulties described above, we believe traditional lenders are generally refraining from entering the structured mezzanine debt marketplace for emerging-growth and expansion-stage companies, instead preferring the risk-reward profile of senior debt. Traditional lenders generally do not have flexible product offerings that meet the needs of technology-related companies. The financing products offered by traditional lenders typically impose on borrowers many restrictive covenants and conditions, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

Unfulfilled Demand for Structured Debt Financing to Technology-Related Companies. Private debt capital in the form of structured debt financing from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for structured debt financing to emerging-growth and expansion-stage companies is a function of the level of annual venture equity investment activity. In 2006, venture capital-backed companies received, in approximately 2,454 transactions, equity financing in an aggregate amount of approximately $25.8 billion, representing an 8% increase over the preceding year, as reported by Dow Jones VentureOne. In addition, overall, the median round size in 2006 was $7 million, up from $6.5 million in 2005, and the highest annual median since 2000. For the second year in a row, equity investors are focusing more than a third of their investment activity on early-stage financings. Overall, seed- and first-round deals made up 36% of the deal flow in 2006, and about the same concentration of deal flow went to later-stage deals. As a result, we believe a range of $20 billion to $25 billion in annual equity investments to venture-backed companies will be sustainable for future years.

We believe that demand for structured debt financing is currently unfulfilled, in part because historically the largest debt capital providers to technology-related companies exited the market during 2001 while at the same time lending requirements of traditional lenders have become more stringent. We therefore believe this is an opportune time to be active in the structured lending market for technology-related companies.

Structured Mezzanine Debt Products Complement Equity Financing From Venture Capital and Private Equity Funds. We believe that technology-related companies and their financial sponsors will continue to view structured debt securities as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our structured mezzanine debt products provide access to growth capital that otherwise may only be available through incremental investments by existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe emerging-growth and expansion-stage companies target a portion of their capital to be debt in an attempt to achieve a higher valuation through internal growth. In addition, because financial sponsor-backed companies have recently been more mature prior to reaching a liquidity event, we believe our investments could provide the debt capital needed to grow or recapitalize during the extended period prior to liquidity events.

Lower Valuations for Private Technology-Related Companies. During the downturn in technology industries that began in 2000, the markets saw sharp and broad declines in valuations of venture capital and private equity-backed technology-related companies. According to Dow Jones VentureOne, median pre-money valuations for venture capital-backed companies in 2000 was $25.0 million declining to a low of $10.0 million in 2003. As of December 31, 2006 median pre-money valuations for venture capital-backed companies in 2006 was $18.5 million compared to $15.0 million in 2005. While pre-money valuations have been steadily increasing since 2003, we believe the valuations currently assigned to venture capital and private equity-backed technology-related companies in private financing rounds are still low and should allow us to continue to build a portfolio of equity-related securities at attractive valuation levels.

Our Business Strategy

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured mezzanine investments in over 200 technology-related companies, representing over $1.0 billion in investments, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

We concentrate our investing activities in industries in which our investment professionals have investment experience. We believe that our focus on financing technology-related companies will enable us to leverage our expertise in structuring prospective investments, to assess the value of both tangible and intangible assets, to evaluate the business prospects and operating characteristics of technology-related companies and to identify and originate potentially attractive investments with these types of companies.

Mitigate Risk of Principal Loss and Build a Portfolio of Equity-Related Securities. We expect that our investments have the potential to produce attractive risk adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from equity-related securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization, cash interest payments, relatively short maturities, security interests in the assets of our portfolio companies, covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment.

In addition, historically our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investment. In addition, we expect, in some cases, to receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. We believe these equity interests will create the potential for meaningful long-term capital gains in connection with the future liquidity events of these technology-related companies.

Provide Customized Financing Complementary to Financial Sponsors’ Capital. We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology-related companies. Unlike many of our competitors that only invest in companies that fit a specific set of investment parameters, we have the flexibility to structure our investments to suit the particular needs of our portfolio companies. We offer customized financing solutions ranging from senior debt to equity capital, with a focus on structured mezzanine debt.

We use our relationships in the financial sponsor community to originate investment opportunities. Because venture capital and private equity funds typically invest solely in the equity securities of their portfolio companies, we believe that our debt investments will be viewed as an attractive source of capital, both by the portfolio company and by the portfolio company’s financial sponsor. In addition, we believe that many venture capital and private equity fund sponsors encourage their portfolio companies to use debt financing for a portion of their capital needs as a means of potentially enhancing equity returns, minimizing equity dilution and increasing valuations prior to a subsequent equity financing round or a liquidity event.

Invest at Various Stages of Development. We provide growth capital to technology-related companies at all stages of development, from emerging-growth companies, to expansion-stage companies and established companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally focus their investments on a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2006, our proprietary SQL-based database system included over 10,900 technology-related companies and over 3,000 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

Our Investments and Operations

We invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on structured mezzanine debt.

We generally seek to invest in companies that have been operating for at least six to 12 months prior to the date of our investment. We expect that such entities will, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 to 36 months. Further, we anticipate that on the date of our investment we will obtain a lien on available assets, which may or may not include intellectual property, and these companies will have sufficient cash on their balance sheet to amortize their debt for at least six to 15 months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt.

We expect that our investments will generally range from $1.0 million to $25.0 million. Our debt investments generally have an average initial principal balance of between $3.0 million and $7.0 million and have maturities of two to seven years, with an expected average term of three years. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period, and our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates typically ranging from 8% to 14%. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment and facility fees, and to a lesser extent, due diligence fees.

In addition, historically our structured mezzanine debt investments generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of seven years or three years after an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions and put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our debt and equity investments take one of the following forms:

•

Structured Mezzanine Debt. We seek to invest a majority of our assets in structured mezzanine debt of prospective portfolio companies. Traditional “mezzanine” debt is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our structured mezzanine investments may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets. Our structured mezzanine debt investments typically have maturities of between two and seven years, with full amortization for emerging-growth or expansion-stage companies and little or no amortization for select established companies. Our structured mezzanine debt investments carry a contractual interest rate between 8% and 14% and may include an additional end-of-term payment, are in an amount between $3 million and $25 million with an average initial principal balance of between $3 million and $7 million (although this investment size may vary proportionately as the size of our capital base changes) and have an average term of three years. In some cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. We may structure our mezzanine debt investments with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, take control provisions and board observation rights.

•

Senior Debt. We seek to invest a limited portion of our assets in senior debt of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. Our senior debt investments carry a contractual interest rate between 8% and 12%, are in an amount between $1 million and $7 million with an average initial principal balance of $3 million, and have an average term of under three years. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from the prime rate to 12%, generally maturing in one year, and will be secured by accounts receivable and / or inventory. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit at fixed rates or variable rates based on the prime rate or LIBOR plus a margin, generally maturing in one year, and will be secured by accounts receivable and / or inventory.

•

Equipment Loans. We intend to seek to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in the assets financed. We anticipate that these loans will generally be for amounts up to $2.5 million, will carry a contractual interest rate between prime and prime plus 400 basis points, and have an average term between three and four years.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured mezzanine debt investments. In addition to the warrants received as a part of a structured mezzanine debt financing, we typically receive the right to make equity investments in a portfolio company in connection with the next equity financing round for that company. This right will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. Equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make direct equity investments into portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Senior Debt	Structured Mezzanine Debt	Equipment Loans	Equity Securities
Typical Structure	Term or revolving debt	Term debt with warrants	Term debt with warrants	Preferred stock or common stock

Investment Horizon	Usually under 3 years	Long term, ranging from 2 to 7 years, with an average of 3 years	Ranging from 3 to 4 years	Long term

Ranking/Security	Senior/First lien	Senior or junior lien	Secured by underlying equipment	None/unsecured

Covenants	Generally comprehensive	Less restrictive; Mostly financial; Maintenance-based	None	None

Risk Tolerance	Low	Medium	High	High

Coupon/Dividend	Cash pay—Floating or fixed rate	Cash Pay—fixed rate; Payment-in-kind in limited cases	Cash pay-floating or fixed rate	Payment-in kind in limited cases

Customization or Flexibility	Standard	More flexible	Standard	Flexible

Equity Dilution	None to low	Low	Low	High

Investment Criteria

We have identified several criteria that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital and private equity backed technology-related companies, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies.

Continuing Support from One or More Financial Sponsors. We generally invest in companies in which one or more established financial sponsors have previously invested and continue to make a contribution to the management of the business. We believe that having established financial sponsors with meaningful commitments to the business is a key characteristic of a prospective portfolio company. In addition, we look for representatives of one or more financial sponsors to maintain seats on the Board of Directors of a prospective portfolio company as an indication of such commitment.

Company Stage of Development. While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or have commitments for their first institutional round of equity financing. We expect a prospective portfolio company to demonstrate its ability to commence revenue generation or increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Operating Plan. We generally require that a prospective portfolio company, in addition to having sufficient access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to raise the additional capital necessary to cover its operating expenses and service its debt. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that it has cash on its balance sheet, or is in the process of completing a financing so that it will have cash on its balance sheet, sufficient to support its operations for a minimum of 6 to 15 months.

Security Interest. In many instances we generally seek a first priority security interest in all of the portfolio company’s tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis. We evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

Covenants. Our investments typically include one or more of the following covenants; cross-default and material adverse change provisions, require the portfolio company to provide periodic financial reports and operating metrics and will typically limit the portfolio company’s ability to incur additional debt, sell assets, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. Our investment origination team, which consists of 15 senior investment professionals is headed by our Chief Executive Officer, Mr. Henriquez, and is responsible for sourcing potential investment opportunities. The origination team uses their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies.

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2006, our proprietary SQL-based database system included over 10,900 technology-related companies and over 3,000 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

Due Diligence. Our due diligence on a prospective investment is typically completed by two or more investment professionals which we define as the underwriting team. The underwriting team for a proposed investment consists of the deal sponsor who possesses specific industry knowledge and is responsible for originating and managing the transaction, other investment professional(s) who perform due diligence, credit and corporate financial analyses and, as needed, our Chief Legal Officer. To ensure consistent underwriting, we generally use our standardized due diligence methodologies, which include due diligence on financial performance and credit risk as well as an analysis of the operations, accounting policies and the legal and applicable regulatory framework of a prospective portfolio company. The members of the underwriting team work together to conduct due diligence and understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the investment committee. In preparing the investment memorandum, the underwriting team typically meets with select key management of the company and select financial sponsors and assembles information necessary to the investment decision. If and when appropriate, the investment professionals may also contact industry experts and customers, vendors or, in some cases, competitors of the company.

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The unanimous approval of our investment committee is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Legal Officer and our Chief Financial Officer. The investment committee generally meets weekly and more frequently on an as-needed basis.

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

Loan and Compliance Administration

Our loan and compliance administration group, headed by our Chief Financial Officer, administers loans and tracks covenant compliance on our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our SQL-based database system. The loan and compliance administration group is also responsible for ensuring timely interest and principal payments and collateral management and advises the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the loan and compliance administration group advises the Valuation Committee of the board regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

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

Credit and Investment Grading System. Our loan and compliance administration group uses an investment grading system to characterize and monitor our outstanding loans. Our loan and compliance administration group monitors and, when appropriate, recommends changes to investment grading. Our investment committee reviews the recommendations and/or changes to the investment grading, which are submitted on a quarterly basis to the Valuation Committee and our Board of Directors for approval. We use the following investment grading system as amended January 2006 and approved by our Board of Directors:

Grade 1.	Loans involve the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk profile is generally favorable.

Grade 2.	The borrower is performing as expected and the risk profile is neutral to favorable. All new loans are initially graded 2.

Grade 3.	The borrower may be performing below expectations, and the loan’s risk has increased materially since origination. We increase procedures to monitor a borrower that may have limited amounts of cash remaining on the balance sheet, is approaching its next equity capital raise within the next three to year, or if the estimated fair value of the enterprise may be lower than when the loan was originated. We will generally lower the loan grade to a level 3 even if the company is performing in accordance to plan as it approaches the need to raise additional cash to fund its operations. Once the borrower closes its new equity capital raise, we may increase the loan grade back to grade 2.

Grade 4.	The borrower is performing materially below expectations, and the loan risk has substantially increased since origination. Loans graded 4 may experience some partial loss or full return of principal but are expected to realize some loss of interest which is not anticipated to be repaid in full, which, to the extent not already reflected, may require the fair value of the loan to be reduced to the amount we anticipate will be recovered. Grade 4 investments are closely monitored.

Grade 5.	The borrower is in workout, materially performing below expectations and a significant risk of principal loss is probable. Loans graded 5 will experience some partial principal loss or full loss of remaining principal outstanding is expected. Grade 5 loans will require the fair value of the loans be reduced to the amount, if any, we anticipate will be recovered.

At December 31, 2006, our investments had a weighted average investment grading of 2.14.

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

Asset Management

We may engage in the asset management business by providing investment advisory services to funds that may be formed in the future. Such funds may focus on our lower yielding assets, such as senior debt, equipment based only financing or equity only funding. We may contribute assets currently in our portfolio to the extent that our management and Board of Directors deems it appropriate. We may, from time to time, serve as the investment manager of such funds and may receive management and other fees for such services. Such funds may have overlapping investment objectives and may invest in asset classes similar to those targeted by us.

Competition

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a business development company to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital and private equity backed technology-related companies. We believe that our specialization in financing technology-related companies will enable us to assess the value of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

Corporate Structure

We are a Maryland corporation and an internally-managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. Hercules Technology II, L.P. (“HTII”), our wholly-owned subsidiary, is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company. Hercules Technology SBIC Management, LLC (“HTM”), another wholly-owned subsidiary, functions as the general partner of our subsidiary HTII. Hercules Funding I LLC, our wholly owned subsidiary, and Hercules Funding Trust I function as vehicles to collateralize loans under our securitized credit facility with Citigroup Global Markets Realty Corp. In December 2006, we established Hydra Management LLC and Hydra Management Co., Inc. an investment manager and an investment management company, respectively.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301. We also have offices in Boston, Massachusetts, Boulder, Colorado, Chicago, Illinois and Columbus, Ohio.

Brokerage Allocations and Other Practices

Because we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for Hercules, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. For the years ended December 31, 2006, 2005 and 2004 we paid $12,100, $4,000 and $0 in brokerage commissions, respectively.

Employees

As of December 31, 2006, we had 26 employees, including 15 investment and portfolio management professionals all of whom have extensive prior experience working on financing transactions for technology-

related companies. We intend to expand our management team, financial analyst group and operational personnel to support our growing portfolio of companies. We may also hire additional managing directors if our business indicates the need to expand the team to take advantage of growing market opportunities.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

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

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	does not have any class of securities listed on a national securities exchange.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Significant Managerial Assistance

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in U.S. treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests imposed on us by the Code in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

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

Our code of ethics was filed with the SEC as an exhibit to the registration statement (Registration No. 333-126604) for our initial public offering. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

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

Exemptive Relief

On June 21, 2005, we filed a request with the SEC for exemptive relief to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to business development companies. Specifically, we requested that the SEC permit us to issue stock options to our non-employee directors as contemplated by Section 61(a)(3)(B)(i)(II) of the 1940 Act. On February 15, 2007, we received approval from the SEC on this exemptive request.

On September 28, 2005, we filed an exemptive relief application requesting that the SEC permit us to exclude the indebtedness that our wholly-owned subsidiary, HTII, which is qualified as a small business investment company, issues to the Small Business Administration from the 200% asset coverage requirement applicable to us. We filed our final application on March 5, 2007 and are awaiting receipt. In addition, on July 7, 2006, we requested exemptive relief from the SEC to permit us to grant restricted stock and dividend equivalent rights on options to our officers, employees and directors. However, we cannot provide any assurance that we will receive any such exemptive relief.

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated Mr. Harvey, our Chief Legal Officer, as our Chief Compliance Officer who is responsible for administering these policies and procedures.

Small Business Administration Regulations

HTII, our wholly-owned subsidiary, is licensed by the Small Business Administration (“SBA”) as a small business investment company (SBIC) under Section 301(c) of the Small Business Investment Act of 1958. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $124.4 million, subject to periodic adjustments by the SBA. There is no assurance that we will draw up to the maximum limit available under the Small Business Investment Company program.

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 20% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary HTII, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HTII will be periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations.

In January 2005, we formed HTII and HTM. On September 27, 2006, HTII received final approval to be licensed as a Small Business Investment Company (“SBIC”). HTII is able to borrow funds from the Small Business Administration against eligible pre-approved investments and additional deposits to regulatory capital. On January 30, 2007, HTII received notification that its initial application for leverage under its SBC license was approved allowing HTII to commence drawing up to $50.0 million of leverage under its first tranche of capital from the SBA. On March 2, 2007, we filed our first draw request that would allow us to initially borrow up to $12.0 million under the program.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

Conversion to Regulated Investment Company Status

Prior to 2006, we were taxed as a C Corporation under the Code. We operate to qualify as a regulated investment company, or RIC, under Subchapter M of the Code. If we qualify as a regulated investment company and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders. Taxable income generally differs from net income as defined by generally accepted accounting principles due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

We have met the criteria specified below to qualify as a RIC, and will elect to be treated as a RIC under Subchapter M of the Code with the filing of our federal tax return for 2006. The election will be effective as of January 1, 2006. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate level tax. Prior to the effective date of our RIC election, we were taxed as a regular corporation under Subchapter C of the Code. On December 31, 2005, we held assets with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis. We elected to recognize all of our net built-in gains at the time of the conversion and paid tax on the built-in gain with the filing of our 2005 tax return. In making this election, we marked our portfolio to market at the time of our RIC election and paid approximately $294,000 in tax on the resulting gains.

By December 31, 2006, we were required to distribute our earnings and profits while we were taxable as a C corporation. During 2006, we distributed $1.20 per share to our shareholders of which approximately $0.09 was deemed to be a distribution of these accumulated earnings and profits, $0.97 was deemed to be a distribution of income and $0.14 was a return of capital. The distribution of our income and our accumulated earnings and profits is considered ordinary income to our shareholders in 2006.

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

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. Due to these limits on the deductibility of expenses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2008) would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

At December 31, 2006, approximately 94% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our management pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our management may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Determinations in Connection with Offerings

In connection with each offering of shares of our common stock, our Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made. Our Board of Directors considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•

our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of gains on the sale of our portfolio securities) from the period beginning on the date of the most recently disclosed net asset value of our common stock to the period ending two days prior to the date of the sale of our common stock; and

•

the magnitude of the difference between the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate the net asset value of our common stock in connection with each offering of shares of our common stock, but instead it involves the determination by our Board of Directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provide to the SEC in the registration statement relating to an offering of common stock) to suspend the offering of shares of our common stock if the net asset value of our common stock fluctuates by certain amounts in certain circumstances until the prospectus relating to such offering is amended, our Board of Directors will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value of our common stock to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules and exhibits to this Annual Report.

Risks Related to our Business and Structure

We have a limited operating history as a business development company, which may affect our ability to manage our business and may impair your ability to assess our prospects.

We were incorporated in December 2003 and commenced investment operations in September 2004. We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially. We have a limited operating history as a business development company. As a result, we have limited operating results under these regulatory frameworks that can demonstrate to you either their effect on the business or our ability to manage the business within these frameworks. If we fail to maintain our status as a business development company or fail to qualify as a RIC, our operating flexibility and results of operations would be significantly affected.

We are dependent upon key management personnel for our future success, particularly Manuel A. Henriquez, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

We depend upon the members of our senior management, particularly Mr. Henriquez, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of Mr. Henriquez, or of any other senior management members, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

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

A large number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with a large number of venture capital and private equity firms, as well as with other investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. This may enable some competitors to make commercial loans with interest rates that are comparable to or lower than the rates that we typically offer. We may lose prospective portfolio companies if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code would impose on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify, or that we will be able to fully invest our available capital.

Because we intend to distribute substantially all of our income to our stockholders in order to qualify as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we currently intend to retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a business development company, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval and approval of our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Because we borrow money, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly our stockholders will bear the cost associated with our leverage activity. Our securitized credit facility with Citigroup Global Markets Realty Corp. which we refer to as the Citigroup Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2006, we had outstanding indebtedness of $41 million pursuant to our securitized credit facility with Citigroup Global Market Realty Corp., which we refer to as the Citigroup Facility. We expect, in the future, to borrow from, and issue senior debt securities to, banks, insurance companies and other lenders, including additional borrowings pursuant to the Citigroup Facility. See “Management’s Discussion and Analysis of Financial Condition—Borrowings.” In addition, we expect to continue to pursue financing from the Small Business Administration under its Small Business Investment Company program. See “Regulation—Small Business Administration Regulations.”

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

At December 31, 2006, portfolio investments, 99% of which are valued at fair value by the Board of Directors were approximately 94% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Valuation Committee. The Valuation Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of investments held at December 31, 2006 that are greater than 5% of net assets:

	December 31, 2006
	Fair Value	Percentage of Net Assets
QuatRx Pharmaceuticals Company	$18,014,443	7.1%
Aveo Pharmaceuticals, Inc.	15,008,082	5.9%
Luminus Devices, Inc.	15,010,086	5.9%
Wageworks, Inc.	15,295,434	6.0%

QuatRx Pharmaceuticals Company is a pharmaceutical company focused on discovering, licensing, developing and commercializing compounds in the endocrine, metabolic and cardiovascular therapeutic areas.

AVEO is a biopharmaceutical company focused on the discovery and development of novel cancer therapeutics.

Luminus Devices, Inc. develops and manufactures high performance solid state light emitting devices, leading the industry in designing and manufacturing new, powerful light source for a variety of applications.

WageWorks provides employer-sponsored, tax-advantaged spending solutions, including medical and family-care reimbursement and transit passes.

Our financial results could be negatively affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. Other than in certain limited situations such as rights offerings, as a business development company, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. In addition to issuing securities to raise capital as described above, we anticipate that, in the future, we may securitize our loans to generate cash for funding new investments. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy.

When we are a debt or minority equity investor in a portfolio company, we may not be in a position to control the entity, and management of the company may make decisions that could decrease the value of our portfolio holdings.

We make both debt and minority equity investments; therefore, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a business development company or be precluded from investing according to our current business strategy.

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation.”

We believe that most of the senior and mezzanine loans investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts that we will not receive in cash.

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

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for the federal income tax benefits allowable to a RIC. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facility limits our ability to declare dividends if we default under certain provisions.

If we are unable to manage our future growth effectively, we may be unable to achieve our investment objective, which could adversely affect our financial condition and results of operations and cause the value of your investment to decline.

Our ability to achieve our investment objective will depend on our ability to sustain growth. Sustaining growth will depend, in turn, on our senior management team’s ability to identify, evaluate, finance and invest in suitable companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our marketing capabilities, our management of the investment process, our ability to provide efficient services and our access to financing sources on acceptable terms. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause our net asset value of our common stock to decline.

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

As of December 31, 2006, we had outstanding borrowings of $41.0 million pursuant to the Citigroup Facility. We expect to incur additional indebtedness under our subsidiary’s small business investment company license from the Small Business Administration. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful.

In addition, the terms of available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

•	be forced to reduce our operations;

•	not be able to expand or acquire complementary businesses; and

•	not be able to develop new services or otherwise respond to changing business conditions or competitive pressures.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

As of December 31, 2006, the Company, through Hercules Funding Trust I, an affiliated statutory trust, has a $150 million securitized credit facility with Citigroup. We expect to enter into additional revolving credit or warehouse facilities in the future. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will, at some time in the future, obtain a long-term or revolving credit facility or a warehouse facility. The current lenders have, and any future lender or lenders will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

During the year ended December 31, 2006, the Company reduced its realized gain by approximately $221,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced its unrealized gains by a net amount of approximately $35,000 for Citigroup’s participation. Since inception of the agreement, we have paid Citigroup approximately $281,000 under the warrant participation agreement thereby reducing our realized gains. In addition, our realized gains will be reduced by the amounts owed to Citigroup under the warrant participation agreement. The value of Citigroup’s participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by us at December 31, 2006. Citigroup’s rights under the warrant participation agreement increase our cost of borrowing and reduce our realized gains.

One of our wholly-owned subsidiaries is licensed by the U.S. Small Business Administration, and as a result, we will be subject to SBA regulations.

Our wholly-owned subsidiary HTII, is licensed to operate as a SBIC and is regulated by the U.S. Small Business Administration (“SBA”). The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If HTII fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the HTII’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit the HTII from making new investments. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC.

If we are unable to satisfy Code requirements for qualification as a RIC, then we will be subject to corporate-level income tax, which would adversely affect our results of operations and financial condition.

We will elect to be treated as a RIC for federal income tax purposes with the filing of our federal corporate income tax return for 2006, which election will be effective as of January 1, 2006. We will not qualify for the tax treatment allowable to RICs if we are unable to comply with the source of income, diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

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

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern business development companies, small business investment companies, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

We expect that our portfolio will continue to consist primarily of investments in emerging-growth and expansion-stage privately-owned businesses, which may have relatively limited operating histories. Compared to larger established or publicly-owned firms, these companies may be particularly vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

Our investment strategy focuses on technology-related and life-science companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns, and you could lose all or part of your investment.

We have invested and will continue investing primarily in technology-related and life-science companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related and life-science companies can and often do fluctuate suddenly and dramatically. In addition, technology- related markets are generally characterized by abrupt business cycles and intense competition. Beginning in mid-2000, there was substantial excess production capacity and a significant slowdown in many technology-related industries. This overcapacity, together with a cyclical economic downturn, resulted in substantial decreases in the market capitalization of many technology- related and life-science companies. While such valuations have recovered to some extent, such decreases in market capitalization may occur again, and any future decreases in technology-related and life-science company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

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

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

We do not control our portfolio companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

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

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may not receive the expected return on our investment or lose some or all of the money invested in these companies. Also, privately-held companies frequently have less diverse product lines and a smaller market presence than do larger competitors. Privately-held companies are, thus, generally more vulnerable to economic downturns and may experience more substantial variations in operating results than do larger competitors. These factors could affect our investment returns.

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

Our future success and competitive position depend in part upon the ability of our portfolio companies to obtain and maintain proprietary technology used in their products and services, which will often represent a significant portion of the collateral, if any, securing our investment. The portfolio companies will rely, in part, on patent, trade secret and trademark law to protect that technology, but competitors may misappropriate their intellectual property, and disputes as to ownership of intellectual property may arise. Portfolio companies may, from time to time, be required to institute litigation in order to enforce their patents, copyrights or other intellectual property rights, to protect their trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources. Similarly, if a portfolio company is found to infringe upon or misappropriate a third party’s patent or other proprietary rights, that portfolio company could be required to pay damages to such third party, alter its own products or processes, obtain a license from the third party and/or cease activities utilizing such proprietary rights, including making or selling products utilizing such proprietary rights. Any of the foregoing events could negatively affect both the portfolio company’s ability to service our debt investment and the value of any related debt and equity securities that we own, as well as any collateral securing our investment.

We may not be able to realize our entire investment on equipment-based loans in the case of default.

We may from time-to-time provide loans that will be collateralized only by equipment of the portfolio company. If the portfolio company defaults on the loan we would take possession of the underlying equipment to satisfy the outstanding debt. The residual value of the equipment at the time we would take possession may not be sufficient to satisfy the outstanding debt and we could experience a loss on the disposition of the equipment.

Some of our portfolio companies may need additional capital, which may not be readily available.

Our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other requirements, and in most instances to service the interest and principal payments on our investment. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or traditional lenders. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

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

We generally invest in debt securities with terms of up to seven years and hold such investments until maturity, and we do not expect that our related holdings of equity securities will provide us with liquidity opportunities in the near-term. We invest and expect to continue investing in companies whose securities have no established trading market and whose securities are and will be subject to legal and other restrictions on resale or whose securities are and will be less liquid than are publicly-traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain our qualification as a business development company and as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. Our investments are usually subject to contractual or legal restrictions on resale, or are otherwise illiquid, because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of the investments at a favorable price and, as a result, we may suffer losses.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

We believe that our portfolio companies generally will be able to repay our loans from their available capital, from future capital-raising transactions, or from cash flow from operations. However, to attempt to mitigate credit risks, we will typically take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. In many cases, our loans will include a period of interest-only payments. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Additionally, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Moreover, in the case of some of our structured mezzanine debt, we may not have a first lien position on the collateral. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies. In addition, because we invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

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

We invest primarily in debt securities issued by our portfolio companies. In some cases, portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. Such debt instruments may provide that the holders thereof are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company might not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share on a pari passu basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy. In addition, we would not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

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

Risks Related to Our Common Stock

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of RICs, business development companies or other financial services companies;

•	any inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;

•	losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;

•	changes in the value of our portfolio of investments;

•	realized losses in investments in our portfolio companies;

•	general economic conditions and trends;

•	loss of a major funded source; or

•	departures of key personnel.

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

Investing in shares of our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk, volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

We cannot assure you that the market price of our common stock will not decline.

We cannot predict the price at which our common stock will trade. Shares of closed-end investment companies have in the past frequently traded at discounts to their net asset values and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. In addition, if our common stock trades below its net asset value, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors.

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

Under our charter, our Board of Directors is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us. In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 8,200 square feet of office space in Palo Alto, California for our corporate headquarters. We also lease office space in Boston, Massachusetts; Boulder, Colorado, Chicago, Illinois and Columbus, Ohio.

Item 3. Legal Proceedings

From time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Market under the symbol “HTGC.” We completed the initial public offer of our common stock in June 2005 at the price of $13.00 per share. Prior to such date there was no public market for our common stock.

The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Market and the dividends declared by us for each fiscal quarter since our initial public offer. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

	Price Range
Quarter Ended	High	Low
June 30, 2005	13.19	12.45
September 30, 2005	14.41	11.90
December 31, 2005	12.68	9.71
March 31, 2006	11.99	10.50
June 30, 2006	12.53	10.88
September 30, 2006	12.90	11.11
December 31, 2006	14.25	12.59

As of February 23, 2007, we had 6,428 stockholders of record.

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

SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2006, we issued a total of 38,632 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $512,000.

During the three months ended December 31, 2006, our Directors elected to take part of their compensation in the form of common stock in lieu of cash. We issued a total of 12,084 shares of common stock to the Directors with an aggregate price for the shares of common stock of approximately $155,000.

ISSUER PURCHASES OF EQUITY SECURITIES

We did not repurchase any shares of our common stock during the three months ended December 31, 2006.

DIVIDEND POLICY

As a RIC, we intend to distribute quarterly dividends to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We generally intend to make deemed distributions to our stockholders of any retained net capital gains. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. You also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. Please refer to “Certain United States Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Regulation.”

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends. See “Dividend Reinvestment Plan.”

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.

The following table summarizes dividends declared and paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300

			$1.225

On February 7, 2007, the Board of Directors announced a dividend of $0.30 per share to shareholders of record as of February 19, 2007 and payable on March 19, 2007.

STOCK PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the S&P 500 Index and the S&P Asset Management & Custody Banks Index, for the period from June 9, 2005 (the date of our initial public offering) through December 31, 2006. The graph assumes that, on June 9, 2005, a person invested $100 in each of our common stock, the S&P 500 Index, and the S&P Asset Management & Custody Banks Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

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

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from February 2, 2004 (commencement of operations) to December 31, 2004
Investment income:
Interest	$26,278,090	$9,791,214	$214,100
Fees	3,230,366	875,429	—

Total investment income	29,508,456	10,666,643	214,100
Operating expenses:
Interest	5,770,485	1,800,536	—
Loan fees	809,907	1,098,507	—
Compensation and benefits	5,778,862	3,705,784	1,164,504
General and administrative	5,408,785	2,285,038	411,418
Stock-based compensation	617,600	252,000	680,000

Total operating expenses	18,385,639	9,141,865	2,255,922
Net investment income (loss) before provision for income tax and investment gains and losses	11,122,817	1,524,778	(2,041,822)
Income tax expense	643,088	255,000	—

Net investment income (loss)	10,479,729	1,269,778	(2,041,822)
Net realized gain (loss) on investments	(1,603,692)	481,694	—
Net increase in unrealized appreciation on investments	2,507,561	353,093	—

Net realized and unrealized gain	903,869	834,787	—

Net increase (decrease) in net assets resulting from operations	$11,383,598	$2,104,565	$(2,041,822)

Cash dividends declared per common share	$0.90	$0.33	$—

	December 31,
	2006	2005
Balance sheet data:
Investments, at value (cost of $279,946,465 and $176,004,865, respectively)	$283,233,751	$176,673,226
Cash and cash equivalents	16,404,214	15,362,447
Total assets	301,142,209	193,647,879
Total net assets	255,412,822	114,352,330

Other data:
Total debt investments, at value	266,723,504	166,646,172
Total warrant investments, at value	8,440,963	5,159,791
Total equity investments, at value	8,069,284	4,867,263
Unfunded commitments	55,500,000	30,200,000
Net asset value per share(1)	$11.65	$11.67

(1)	Based on common shares outstanding at period end.

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

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under “Risk Factors.” You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors,” “Forward-Looking Statements” appearing elsewhere herein.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain publicly-traded companies. Our principal office is located in the Silicon Valley and we have additional offices in the Boston, Boulder, Chicago and Columbus areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code (the Code). We are treated for federal income tax purposes as a RIC under Subchapter M of the Code as of January 1, 2006. To qualify for the benefits allowable to a RIC, we must, among other things, meet certain source-of-income and asset diversification and income distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. To date, our emphasis has been primarily on private companies following or in connection with their first institutional round of equity financing, which we refer to as emerging-growth companies, and private companies in later rounds of financing, which we refer to as expansion-stage companies. In 2007, we expect to increase our investment activity in established companies, comprised of private companies in one of their final rounds of equity financing prior to a liquidity event or select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution.

Asset Management

We may engage in the asset management business by providing investment advisory services to funds that may be formed in the future. We may, from time to time, serve as the investment manager of such funds and may receive management and other fees for such services. Such funds may have overlapping investment objectives and may invest in asset classes similar to those targeted by us.

We have adopted an investment conflict policy to address any potential conflicts arising out of our role as an asset manager. Pursuant to the policy, the investment committee will also consider the investment criteria and objectives (including but not limited to, the stage of the borrower’s development, the length of the term of the loan, the type of collateral to secure the loan, and the purpose for which the proceeds of the loan will be used by the borrower) in order to make a fair determination as to which investment vehicle would be appropriate to make the investment.

With respect to equity investments in which the opportunity does not arise pursuant to a pre-existing contractual right granted to a particular investment vehicle, the investment committee shall determine in its reasonable judgment which investment vehicle is best suited to make the investment, provided that the investment committee may determine that allocating the opportunity between investment vehicles is reasonable. Notwithstanding this policy, we may nevertheless face conflicts in the allocation of investment opportunities. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by us.

Portfolio and Investment Activity

The total value of our investment portfolio was $283.2 million at December 31, 2006, as compared to $176.7 million at December 31, 2005. During the year ended December 31, 2006, we made debt commitments to 32 portfolio companies totaling $239.5 million and funded $193.0 million to 35 companies. We also made equity investments in five portfolio companies totaling $3.0 million during the year ended December 31, 2006, bringing total equity investments at fair value to approximately $8.1 million at December 31, 2006. The fair value of our warrant portfolio at December 31, 2006 and 2005, was $8.4 million and $5.2 million respectively. At December 31, 2006, we had unfunded contractual commitments of $55.5 million to 16 portfolio companies.

During the year ended December 31, 2006, we received normal principal repayments of $45.7 million, a total of eight companies made early repayments totaling $41.9 million, and we received pay downs of $3.7 million on one working line of credit. Total portfolio investment activity (exclusive of unearned income) as of and for the year ended December 31, 2006 was as follows:

($ in millions)	December 31, 2006
Beginning Portfolio	$176.7
Purchase of investments	193.0
Equity Investments	3.0
Sale of Equity Investments	(0.3)
Principal payments received on investments	(45.7)
Early pay-offs and recoveries	(41.9)
Accretion of loan discounts	1.7
Net realized and unrealized change in investments	(3.3)

Ending Portfolio	$283.2

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2006 and December 31, 2005 (excluding unearned income):

	December 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$273.2	96.5%	$168.4	95.3%
Subordinated debt	1.9	0.7%	3.4	1.9%
Preferred stock	8.1	2.8%	3.5	2.0%
Common stock	—	0.0%	1.4	0.8%

	$283.2	100.0%	$176.7	100.0%

A summary of the company’s investment portfolio at value by geographic location is as follows:

	December 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$269.0	95.0%	$155.9	88.2%
Canada	10.5	3.7%	16.8	9.5%
Israel	3.7	1.3%	4.0	2.3%

	$283.2	100.0%	$176.7	100.0%

Our portfolio companies are primarily small and medium sized companies in the biopharmaceutical, communications and networking, consumer and business products, electronics and computers, medical device, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For years ended December 31, 2006 and 2005, our ten largest portfolio companies represented approximately 43.4% and approximately 58.7% of the total fair value of our investments. We had four investments that represent 5% or more of the fair value of its investments at December 31, 2006. At December 31, 2006, we had eleven equity investments which represented 100% of the total fair value of its equity investments and each represents 5% or more of the total fair value of such investments.

The following table shows the fair value of our portfolio by industry sector at December 31, 2006 and December 31, 2005 (excluding unearned income):

	December 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Biopharmaceuticals	$115.4	40.7%	$43.6	24.7%
Software	40.5	14.3%	29.0	16.4%
Electronics & computer hardware	30.6	10.8%	17.8	10.1%
Consumer & business products	22.0	7.8%	19.8	11.2%
Communications & networking	19.5	6.9%	32.5	18.4%
Medical devices & equipment	19.4	6.9%	14.8	8.4%
Semiconductors	15.9	5.6%	10.5	5.9%
Internet consumer & business services	11.7	4.1%	8.7	4.9%
Energy	8.2	2.9%	—	0.0%

	$283.2	100.0%	$176.7	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of returns on the debt investments in our portfolio with 1 being the highest quality. See “Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2006 and December 31, 2005:

	December 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$9.2	3.5%	$9.9	5.8%
2	220.4	82.6	150.3	87.5
3	29.3	11.0	5.8	3.4
4	7.8	2.9	4.5	2.6
5	—	—	1.3	0.7

	$266.7	100.0%	$171.8	100.00%

As of December 31, 2006, our investments had a weighted average investment grading of 2.14 as compared to 2.05 at December 31, 2005. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve. At December 31, 2006, eight portfolio companies have been graded at 3 and three portfolio companies have been graded 4 as compared to four and one portfolio companies, respectively, at December 31, 2005.

At December 31, 2006, the weighted average yield to maturity of our loan obligations was approximately 12.64%, down slightly compared to 12.87% at December 31, 2005, attributed to expansion to both early stage companies and asset based financing offered to more mature companies seeking revolver type financing solutions. Yields to maturity are computed using interest rates as of December 31, 2006 and December 31, 2005 and include amortization of loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million, with an average initial principal balance of between $3.0 million and $7.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 8.0% to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In some cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth and expansion-stage companies. In addition, certain loans may include an interest-only period ranging from three to twelve months. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date. Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation.

Results of Operations

Comparison of periods ended December 31, 2006 and 2005

Operating Income

Interest income totaled approximately $26.3 million and $9.8 million for 2006 and 2005, respectively. In 2006 and 2005, interest income included approximately $713,000 and $351,000 of income from accrued exit fees. Income from commitment and facility fees totaled approximately $3.2 million and $875,000 for 2006 and 2005, respectively. The increase in both interest and fee income was directly related to increases in origination activity as net investments at fair value grew by $106.5 million during 2006. At December 31, 2006 and 2005, we had approximately $3.4 million and $2.7 million of deferred income related to commitment and facility fees.

Operating Expenses

Operating expenses totaled approximately $18.4 million and $9.1 million during 2006 and 2005, respectively. Operating expenses for 2006 and 2005 included interest expense, loan fees and unused commitment fees under our Bridge Loan Credit Facility and the Citigroup Facility of approximately $6.6 million and $2.9 million, respectively. The increase in interest expense was due to a higher average debt balance of $70.7 million in 2006 as compared to $20.3 million in 2005. Employee compensation and benefits were approximately $5.8 million and $3.7 million during 2006 and 2005, respectively. The increase in employee compensation and benefits is due to increased number of employees from 19 to 26 and bonuses of approximately $2.2 million accrued in 2006. General and administrative expenses increased to $5.4 million in 2006 from $2.3 million in 2005 primarily due to increased Board of Directors costs, legal expenses, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries as well as increased expenses associated with operating a business development company. In addition, we incurred approximately $618,000 of stock- based compensation expense in 2006 as compared to $252,000 in 2005. The increase in stock-based compensation expense was due to the additional stock option grants made in 2006. We anticipate that operating expenses will increase over the next twelve months as we continue to incur higher interest expense on higher average outstanding debt balances, increase the number of our employees to support our growth and incur additional expenses related to being a public company, including expenses related to continued compliance requirements under the Sarbanes-Oxley Act.

Net Investment Income (Loss) Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2006 totaled $11.1 million as compared with a net investment income before income tax expense in 2005 of approximately $1.5 million. This change is made up of the items described above.

Net Investment Gains

In 2006, we generated realized gains totaling approximately $3.3 million from the sale of common stock of one communications and networking company, one internet consumer and business services company and two biopharmaceutical companies. We recognized realized losses in 2006 of approximately $4.9 million on the disposition of loans to two portfolio companies. We recognized a realized gain of approximately $482,000 during the year ended December 31, 2005 from the sale of common stock of one biopharmaceutical portfolio company. During 2006, we reversed approximately $162,000 of net unrealized gains to realized gains.

For the year ended December 31, 2006, net unrealized investment appreciation totaled approximately $2.5 million. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee. For the year ended December 31, 2006, we recognized approximately $4.9 million of gross unrealized appreciation on 11 of our portfolio companies and approximately $1.6 million of gross unrealized depreciation on 41 of our portfolio companies. As of December 31, 2006, the net unrealized investment gains recognized by the company were reduced by approximately $377,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see “Borrowings.”

Income Taxes

Through December 31, 2005 we were taxed under Subchapter C of the Code and recorded a tax expense of $255,000 for 2005. We will elect to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return which election will be effective as of January 1, 2006. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise tax to the extent we make the requisite distributions to stockholders. We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income for 2006. As such, no provision for Federal or state income taxes related to operations in 2006 was required.

At December 31, 2005, the Company had a deferred tax asset of approximately $1,454,000 which was adjusted through operations during the first quarter of 2006. Upon the determination that Hercules would qualify as a regulated investment company, any remaining deferred tax asset was reversed. The Company elected to recognize all of its net built-in gains at the time of the conversion to a RIC and paid tax on the built-in gain with the filing of its 2005 tax return. In making this election, the portfolio was marked to market at the time of the RIC election and the Company paid approximately $294,000 in Federal and State tax on the resulting taxable gain. In addition, upon completion of the 2005 tax returns, we recorded an additional tax benefit of approximately $345,000.

To qualify as a RIC we were required by December 31, 2006 to distribute our earnings and profits while we were taxable as a C corporation. During 2006, we distributed $1.20 per share to our shareholders of which approximately $0.09 was deemed to be a distribution of these accumulated earnings and profits, $0.97 was deemed to be a distribution of 2006 income and $0.14 was a return of capital. The distribution of our income and our accumulated earnings and profits is considered ordinary income to our shareholders in 2006.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2006 net income totaled approximately $11.4 million compared to net income of approximately $2.1 million for the period ended December 31, 2005. These changes are made up of the items previously described.

Basic net income per share was $0.85 and fully diluted net income per share was $0.84 per share for the year ended December 31, 2006 compared to basic and diluted net income per share of $0.30 per share for the period ended December 31, 2005. The net income per share for 2006 was affected by an increase in the weighted average shares outstanding of approximately 6.4 million shares and 6.5 million shares on a basic and diluted basis, respectively, in 2006 as compared to 2005.

Comparison of periods ended December 31, 2005 and 2004

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

Net Investment Gains

For the period ended December 31, 2005, net unrealized investment appreciation totaled approximately $353,000. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee of our Board of Directors. For the year ended December 31, 2005, we recognized approximately $4.1 million of gross unrealized appreciation on 14 of our portfolio investment companies and approximately $3.4 million of gross unrealized depreciation on 15 of our portfolio investment companies. Approximately $3.3 million of the unrealized depreciation was due to a reduction in the fair value of a loan to one portfolio company. The net unrealized investment gains recognized by the company were reduced by approximately $342,000 for a warrant participation agreement with Citigroup. We generated a net realized gain totaling approximately $482,000 from the sale of common stock of one biopharmaceutical portfolio company. We did not recognize any realized or unrealized gains or losses during the period ended December 31, 2004.

Income Taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized.

We will be treated as a RIC under Subchapter M of the Code for 2006. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

As such, we reported our financial position and results of operations under Subchapter C of the Code prior to 2006. As a C corporation, we accrued income tax expense on a quarterly basis until we were able to reasonably determine that we qualified as a RIC under requirements contained in Subchapter M of the Code. During 2006, we were able to reasonably determine that we could qualify as a RIC, and we accordingly reversed the income tax expense recorded during 2006 and adjusted through operations the $1.4 million deferred tax asset on our balance sheet at December 31, 2005. If we had been able to make the determination as of December 31, 2005, the impact of charging the deferred tax to operations would have reduced our NAV by approximately $0.15 per share.

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

Financial Condition, Liquidity and Capital Resources

At December 31, 2006, we had approximately $16.4 million in cash and cash equivalents and available borrowing capacity approximately $109.0 million under our Citigroup Facility, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

For the year ended December 31, 2006, net cash used in operating activities totaled approximately $91.3 million as compared to $156.1 million in 2005. This decrease was due primarily due to proceeds of $87.5 million in principal repayments offset by $196.0 million used for investments in our portfolio companies as compared to $18.8 million in principal repayments offset by $177.8 million used for investments in 2005. Cash used in investing activities for the year ended December 31, 2006 totaled $1.5 million and was used for the purchase of capital equipment and other long-term assets. Net cash provided by financing activities totaled $93.7 million for the year ended December 31, 2006. In 2006, we received approximately $143.0 million in net proceeds from the sale of common stock, and made cash dividend payments of $14.2 million. During the year ended December 31, 2006, we fully repaid $25.0 million under our Bridge Loan Credit Facility to an affiliate of Farallon Capital Management, L.L.C. and repaid a net $10.0 million under our Citigroup Facility.

As of December 31, 2006, net assets totaled $255.4 million, with a net asset value per share of $11.65. We intend to generate additional cash primarily from equity capital, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of December 31, 2006 was approximately 723%.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of December 31, 2006, we had $41.0 million outstanding under the Citigroup Facility. Advances under the Facility bear interest at one-month LIBOR plus 165 basis points. As of December 31, 2006, based on $164.9 million of eligible loans in the collateral pool and existing advance rates, we have access to approximately $49.6 million of borrowing capacity available under our existing $150.0 million securitized credit facility from Citigroup. As additional new loans are funded and pledged as collateral, we will be able to increase our borrowing capacity under the Citigroup Facility beyond the current $49.6 million. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Citigroup Facility. See Note 4 to the Consolidated Financial Statements for discussion of the participation right. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Citigroup Facility.

On September 27, 2006, HTII received a license to operate as a Small Business Investment Company under the SBIC program and will be able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. On January 30, 2007, HTII received notification that its initial application for leverage under its SBC license was approved allowing HTII to commence drawing up to $50.0 million of leverage under its first tranche of capital from the SBA. At December 31, 2006, we had a net investment of $10.4 million in HTII, and there are 4 outstanding investments in the amount of $11.1 million and we have not drawn any leverage. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HTII and HTM is the general partner.

During the fourth quarter of 2006, the Company raised approximately $104.1 million, net of estimated issuance costs, in a public offering of 8.2 million shares of common stock. The net proceeds from the sale of the shares in the offering were used to reduce credit borrowings, originate investments and for general corporate purposes. We believe these funding sources combined with cash on hand at December 31, 2006, cash provided from operations and financing activities will allow us to continue investing activities for 5 to 9 months.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2006, we had unfunded commitments of approximately $55.5 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

Future commitments under the credit facility and operating leases were as follows at December 31, 2006:

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings(2)	$41,000	$41,000	$—	$—	$—
Operating Lease Obligations	3,268	482	1,374	986	426

Total	$44,268	$41,482	$1,374	$986	$426

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Citigroup credit facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility. See “Borrowings.”

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

On August 1, 2005, we amended our Bridge Loan Credit Facility with Alcmene Funding, LLC. The amended agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. At December 31, 2005, the interest rate under the Bridge Loan Credit Facility was 9.76% per year. We had $25.0 million of outstanding borrowings under the Bridge Loan Credit Facility at December 31, 2005. On March 6, 2006, we repaid $10 million of the Bridge Loan Credit Facility, and the interest rate was reduced to 10.86%. On May 10, 2006, we repaid the remaining $15.0 million of the Bridge Loan Credit Facility and paid a $500,000 loan fee due on maturity and all accrued and unpaid interest through the date of repayment. At December 31, 2006, the Bridge Loan Credit Facility was no longer outstanding.

On August 1, 2005, we, through Hercules Funding Trust I, our affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. Our ability to make draws on the Citigroup Facility expires on July 31, 2007 as the result of an extension for an additional one year period under the existing terms and conditions. The Citigroup Facility is collateralized by loans and warrants from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and will be charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to

0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.25%. On March 6, 2006, the Company amended the Citigroup Facility with an agreement that increased the borrowing capacity under the facility to $125.0 million. On December 6, 2006, the Company amended the Citigroup Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. This additional increase expires on March 31, 2007.

The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup Facility is terminated until the Maximum Participation Limit has been reached. During the year ended December 31, 2006, the Company reduced its realized gain by approximately $221,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced its unrealized gains by a net amount of approximately $35,000 for Citigroup’s participation. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2006. Since inception of the agreement, the Company has paid Citigroup approximately $281,000 under the warrant participation agreement thereby reducing our realized gains.

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

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300

			$1.225

During 2006, we distributed $1.20 per share to our shareholders of which approximately $0.09 was deemed to be a distribution of these accumulated earnings and profits, $0.97 was deemed to be a distribution of 2006 income and $0.14 was a return of capital.

On February 7, 2007, the Board of Directors announced a dividend of $0.30 per share to shareholders of record as of February 19, 2007 and payable on March 19, 2007.

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

At December 31, 2006, approximately 94% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Interest Income. Interest income is recorded on the accrual basis to the extent that such amounts are expected to be collected. Original issue discounts are amortized into interest income as adjustments to the related loan’s yield over the contractual life of the loan. We stop accruing interest on our investments when it is determined that interest may no longer collectible.

Fee Income. Fee income includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered.

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options to employees under our 2004 Equity Incentive Plan. We follow Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“FAS 123R”), to account for stock options granted. Under FAS 123R, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized.

Recent Developments

On January 3, 2007, in connection with our December 12, 2006 secondary offering, the underwriters exercised their over-allotment option and purchased an additional 840,000 shares of our common stock for additional gross proceeds to the company of approximately $11.0 million.

On January 30, 2007, HTII received notification that its initial application for leverage under its SBC license was approved allowing HTII to commence drawing up to $50.0 million of leverage under its first tranche of capital from the SBA.

During February 2007, Farallon Capital Management, L.L.C. and its related affiliates and Manuel Henriquez, the Company’s CEO, exercised warrants to purchase 132,480 and 75,075 shares of our common stock. The exercise price of the warrants was $10.57 per share resulting in net proceeds to us of approximately $2.2 million.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing The Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Company does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2006, 36 loans in our portfolio were at fixed rates and 14 loans were at variable rates. Over time additional investments may be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based on LIBOR. At December 31, 2006, the borrowing rate under the Citigroup Facility was LIBOR plus 1.65%.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS
Management’s Report on Internal Control Over Financial Reporting	58
Reports of Independent Registered Public Accounting Firm	59
Consolidated Statements of Assets and Liabilities as of December 31, 2006 and December 31, 2005	61
Consolidated Schedule of Investments as of December 31, 2006	62
Consolidated Schedule of Investments as of December 31, 2005	70
Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	75
Consolidated Statements of Changes in Net Assets for years ended December 31, 2006 and 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	76
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	77
Notes to Consolidated Financial Statements	78

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hercules Technology Growth Capital, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial and accounting officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the registered public accounting firm that audited the Company’s financial statements, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Hercules Technology Growth Capital, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Technology Growth Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hercules Technology Growth Capital, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hercules Technology Growth Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hercules Technology Growth Capital, Inc. as of December 31, 2006 and 2005, including the consolidated schedules of investments, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2006 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Hercules Technology Growth Capital, Inc., including the consolidated schedules of investments, as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2006 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Technology Growth Capital, Inc. at December 31, 2006 and 2005, the consolidated results of its operations, the changes in its net assets and its cash flows for each of the two years in the period ended December 31, 2006 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hercules Technology Growth Capital, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

February 28, 2007

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31,
	2006	2005
Assets
Investments, at value (cost of $279,946,465 and $176,004,865, respectively)	$283,233,751	$176,673,226
Deferred loan origination revenue	(3,450,971)	(2,729,982)
Cash and cash equivalents	16,404,214	15,362,447
Interest receivable	2,906,831	1,479,375
Deferred tax asset	—	1,454,000
Other assets	2,048,384	1,408,813

Total assets	301,142,209	193,647,879

Liabilities
Accounts payable	540,376	150,081
Income tax payable	—	1,709,000
Accrued liabilities	4,189,011	1,436,468
Short-term loans payable	41,000,000	76,000,000

Total liabilities	45,729,387	79,295,549

Net assets	$255,412,822	$114,352,330

Net assets consist of:
Par value	$21,927	$9,802
Capital in excess of par value	257,234,729	114,524,833
Unrealized appreciation on investments	2,860,654	353,093
Accumulated realized gains (losses) on investments	(1,972,014)	481,694
Distributions in excess of investment income	(2,732,474)	(1,017,092)

Total net assets	$255,412,822	$114,352,330

Shares of common stock outstanding ($0.001 par value, 30,000,000 authorized)	21,927,034	9,801,965

Net asset value per share	$11.65	$11.67

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (1.74%)*(4)	Biopharmaceuticals	Senior Debt Matures June 2009 Interest rate 10.25%	$4,069,607	$3,987,624	$3,987,624
		Preferred Stock Warrants		69,106	417,115
		Preferred Stock Warrants		34,996	34,393
Acceleron Pharmaceuticals, Inc. (0.44%)		Preferred Stock		1,000,000	1,111,112

Total Acceleron Pharmaceuticals, Inc.				5,091,726	5,550,244

Aveo Pharmaceuticals, Inc. (5.88%)(4)	Biopharmaceuticals	Senior Debt Matures September 2009 Interest rate 10.75%	$15,000,000	14,849,099	14,849,099
		Preferred Stock Warrants		144,056	115,212
		Preferred Stock Warrants		46,288	43,771

Total Aveo Pharmaceuticals, Inc.				15,039,443	15,008,082

Elixir Pharmaceuticals, Inc. (3.92%)	Biopharmaceuticals	Senior Debt Matures June 2010 Interest rate Prime + 2.45%	$10,000,000	9,857,610	9,857,610
		Preferred Stock Warrants		74,755	73,334
		Preferred Stock Warrants		74,755	73,334

Total Elixir Pharmaceuticals, Inc.				10,007,120	10,004,278

EpiCept Corporation (3.84%)	Biopharmaceuticals	Senior Debt Matures August 2009 Interest rate 11.70%	$10,000,000	9,312,750	9,312,750
		Common Stock Warrants		794,633	507,592

Total EpiCept Corporation				10,107,383	9,820,342

Guava Technologies, Inc. (2.26%)(4)	Biopharmaceuticals	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$5,266,485	5,193,710	5,193,710
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$500,000	500,000	500,000
		Preferred Stock Warrants		105,399	83,940

Total Guava Technologies, Inc.				5,799,109	5,777,650

Labopharm USA, Inc. (2.58%)(4)(5)	Biopharmaceuticals	Senior Debt Matures July 2008 Interest rate 11.95%	$6,675,417	6,598,870	6,598,870

Total Labopharm USA, Inc.				6,598,870	6,598,870

Merrimack Pharmaceuticals, Inc. (2.61%)(4)	Biopharmaceuticals	Convertible Senior Debt Matures October 2008 Interest rate 11.15%	$6,043,382	5,967,550	6,254,550
		Preferred Stock Warrants		155,456	409,159

Total Merrimack Pharmaceuticals, Inc.				6,123,006	6,663,709

Paratek Pharmaceuticals, Inc. (2.62%)(4)	Biopharmaceuticals	Senior Debt Matures June 2008 Interest rate 11.10%	$6,651,586	6,586,705	6,586,705
		Preferred Stock Warrants		137,396	110,553

Total Paratek Pharmaceuticals, Inc.				6,724,101	6,697,258

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Portola Pharmaceuticals, Inc. (4.41%) .	Biopharmaceuticals	Senior Debt Matures September 2010 Interest rate Prime + 1.75%	$11,250,000	$11,145,804	$11,145,804
		Preferred Stock Warrants		113,668	107,489

Total Portola Pharmaceuticals, Inc				11,259,472	11,253,293

Quatrx Pharmaceuticals Company (7.05%)(4)	Biopharmaceuticals	Senior Debt Matures January 2010 Interest rate Prime + 3.00%	$18,000,000	17,834,735	17,834,735
		Preferred Stock Warrants		220,354	179,708

Total Quatrx Pharmaceuticals Company				18,055,089	18,014,443

Sirtris Pharmaceuticals, Inc. (3.91%)(4)	Biopharmaceuticals	Senior Debt Matures April 2011 Interest rate 10.60%	$10,000,000	9,924,495	9,924,495
		Preferred Stock Warrants		88,829	70,986

Total Sirtris Pharmaceuticals, Inc.				10,013,324	9,995,481

TransOral Pharmaceuticals, Inc. (3.92%)(4)	Biopharmaceuticals	Senior Debt Matures October 2009 Interest rate 10.69%	$10,000,000	9,921,976	9,921,976
		Preferred Stock Warrants Preferred Stock Warrants		35,630 51,067	28,265 50,548

Total TransOral Pharmaceuticals, Inc.				10,008,673	10,000,789

Total Biopharmaceuticals (45.18%)				114,827,316	115,384,439

Atrenta, Inc. (2.03%)(4)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$5,000,000	4,929,298	4,929,298
Atrenta, Inc. (0.10%)		Preferred Stock Warrants Preferred Stock Warrants Preferred Stock		102,396 33,760 250,000	200,285 65,719 250,000

Total Atrenta, Inc.				5,315,454	5,445,302

Blurb, Inc. (0.10%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$250,000	237,454	237,454
		Preferred Stock Warrants		12,904	12,653

Total Blurb, Inc.				250,358	250,107

Compete, Inc. (1.52%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.50%	$3,884,338	3,839,045	3,839,045
		Preferred Stock Warrants		62,067	49,247

Total Compete, Inc.				3,901,112	3,888,292

Forescout Technologies, Inc. (0.78%)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$2,000,000	1,950,584	1,950,584
		Preferred Stock Warrants		55,593	50,800

Total Forescout Technologies, Inc.				2,006,177	2,001,384

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
GameLogic, Inc. (1.17%)(4)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$3,000,000	$2,957,416	$2,957,416
		Preferred Stock Warrants		52,604	41,860

Total GameLogic, Inc.				3,010,020	2,999,276

Gomez, Inc. (0.48%)(4)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$1,212,506	1,201,811	1,201,811
		Preferred Stock Warrants		35,000	18,832

Total Gomez, Inc.				1,236,811	1,220,643

HighRoads, Inc. (0.77%)(4)	Software	Senior Debt Matures February 2009 Interest rate 11.65%	$1,954,723	1,923,844	1,923,844
		Preferred Stock Warrants		44,466	35,484

Total HighRoads, Inc.				1,968,310	1,959,328

Intelliden, Inc. (1.17%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$3,000,000	2,984,169	2,984,169
		Preferred Stock Warrants		17,542	16,688

Total Intelliden, Inc.				3,001,711	3,000,857

Inxight Software, Inc. (1.60%)(4)	Software	Senior Debt Matures February 2008 Interest rate 10.00%	$4,073,794	4,051,059	4,051,059
		Preferred Stock Warrants		55,963	29,800

Total Inxight Software, Inc.				4,107,022	4,080,859

Oatsystems, Inc. (2.36%)(4)	Software	Senior Debt Matures September 2009 Interest rate 11.00%	$6,000,000	5,973,007	5,973,007
		Preferred Stock Warrants		33,742	26,881

Total Oatsystems, Inc.				6,006,749	5,999,888

Proficiency, Inc. (1.43%)(5)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$4,000,000	3,951,815	3,548,185
		Preferred Stock Warrants		96,370	115,977

Total Proficiency, Inc.				4,048,185	3,664,162

Savvion, Inc. (1.58%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.45%	$1,000,000	1,000,000	1,000,000
		Revolving Line of Credit Matures March 2007 Interest rate Prime + 2.00%	$3,000,000	2,991,311	2,991,311
		Preferred Stock Warrants		52,135	41,743

Total Savvion, Inc.				4,043,446	4,033,054

Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39,339	29,667

Total Sportvision, Inc.				39,339	29,667

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Talisma Corp. (0.74%)(4)	Software	Subordinated Debt Matures December 2007 Interest rate 11.25%	$1,873,774	$1,858,802	$1,858,802
		Preferred Stock Warrants		49,000	25,259

Total Talisma Corp.				1,907,802	1,884,061

Total Software (15.84%)				40,842,496	40,456,880

BabyUniverse, Inc. (1.90%)(4)	Consumer & Business Products	Senior Debt Matures July 2009 Interest rate Prime + 2.35%	$5,000,000	4,728,980	4,728,980
		Common Stock Warrants		325,224	146,299

Total BabyUniverse, Inc.				5,054,204	4,875,279

Market Force Information, Inc. (0.70%)(4)	Consumer & Business Products	Senior Debt Matures May 2009 Interest rate 10.45%	$1,777,064	1,759,510	1,759,510
		Preferred Stock Warrants		23,823	19,197

Total Market Force Information, Inc.				1,783,333	1,778,707

Wageworks, Inc. (5.89%)(4)	Consumer & Business Products	Senior Debt Matures November 2008 Interest rate Prime + 4.00%	$14,036,422	13,904,441	13,904,441
		Preferred Stock Warrants		251,964	1,140,998
Wageworks, Inc. (0.10%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				14,406,400	15,295,434

Total Consumer & Business Products (8.59%)				21,243,937	21,949,420

IKANO Communications, Inc. (0.03%)	Communications	Preferred Stock Warrants		45,460	33,391
	& Networking	Preferred Stock Warrants		72,344	55,530

Total IKANO Communications, Inc.				117,804	88,921

Interwise, Inc. (0.83%)(4)	Communications & Networking	Senior Debt Matures August 2008 Interest rate 17.50%	$2,094,999	1,869,542	1,869,542
		Preferred Stock Warrants		268,401	244,653

Total Interwise, Inc.				2,137,943	2,114,195
Pathfire, Inc. (1.84%)(4)	Communications & Networking	Senior Debt Matures December 2008 Interest rate Prime + 3.65%	$4,713,221	4,672,795	4,672,795
		Preferred Stock Warrants		63,276	16,918

Total Pathfire, Inc.				4,736,071	4,689,713

Ping Identity Corporation (1.05%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$2,569,123	2,530,953	2,530,953
		Preferred Stock Warrants		51,801	160,500

Total Ping Identity Corporation				2,582,754	2,691,453

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Rivulet Communications, Inc. (1.37%)(4)	Communications & Networking	Senior Debt Matures September 2009 Interest rate 10.60%	$3,500,000	$3,459,966	$3,459,966
		Preferred Stock Warrants		50,710	40,352
Rivulet Communications, Inc. (0.10%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,760,676	3,750,318

Simpler Networks Corp. (2.20%)(4)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 11.75%	$5,000,000	4,886,659	4,886,659
		Preferred Stock Warrants		160,241	742,688
Simpler Networks Corp. (0.20%)		Preferred Stock		500,000	500,000

Total Simpler Networks Corp.				5,546,900	6,129,347

Total Communications & Networking (7.62%)				18,882,148	19,463,947

Adiana, Inc. (0.53%)(4)	Medical Devices & Equipment	Senior Debt Matures June 2008 Interest rate Prime + 6.00%	$1,346,551	1,312,938	1,312,938
		Preferred Stock Warrants		67,225	52,427
Adiana, Inc. (0.20%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				1,880,163	1,865,365

BARRX Medical, Inc. (0.59%)	Medical Devices & Equipment	Preferred Stock		1,500,000	1,500,000

Total BARRX Medical, Inc.				1,500,000	1,500,000

Gynesonics, Inc. (0.80%)	Medical Devices & Equipment	Senior Debt Matures October 2009 Interest rate 9.50%	$2,000,000	1,986,209	1,986,209
		Preferred Stock Warrants		17,552	54,735

Total Gynesonics, Inc.				2,003,761	2,040,944

Novasys Medical, Inc. (3.13%)(4)	Medical Devices & Equipment	Senior Debt Matures January 2010 Interest rate 9.70%	$8,000,000	8,000,000	8,000,000

Total Novasys Medical, Inc.				8,000,000	8,000,000

Optiscan Biomedical, Corp. (0.40%)(4)	Medical Devices & Equipment	Senior Debt Matures March 2008 Interest rate 15.00%	$1,006,259	967,314	967,314
		Preferred Stock Warrants		80,486	64,478
Optiscan Biomedical, Corp. (0.39%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,047,800	2,031,792

Power Medical Interventions, Inc. (0.01%)	Medical Devices & Equipment	Common Stock Warrants		20,687	30,200

Total Power Medical Interventions, Inc.				20,687	30,200

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Xillix Technologies Corp. (1.53%)(4)(5)(6)	Medical Devices & Equipment	Senior Debt Matures December 2008 Interest rate 12.40%	$3,975,834	$3,775,493	$3,775,493
		Common Stock Warrants		313,108	122,206

Total Xillix Technologies Corp.				4,088,601	3,897,699

Total Medical Devices & Equipment (7.58%)				19,541,012	19,366,000

Hedgestreet, Inc. (1.67%)(4)	Internet Consumer & Business	Senior Debt Matures March 2009 Interest rate 11.30%	$4,263,806	4,226,674	4,226,674
	Services	Preferred Stock Warrants		54,956	44,836

Total Hedgestreet, Inc.				4,281,630	4,271,510

Invoke Solutions, Inc. (0.97%)(4)	Internet Consumer & Business	Senior Debt Matures December 2008 Interest rate 11.25%	$2,466,574	2,438,574	2,438,574
	Services	Preferred Stock Warrants		43,826	35,741

Total Invoke Solutions, Inc.				2,482,400	2,474,315

RazorGator Interactive Group, Inc. (1.25%)(4)	Internet Consumer & Business	Senior Debt Matures January 2008 Interest rate 9.95%	$2,637,626	2,633,276	2,633,276
	Services	Preferred Stock Warrants		13,050	570,026
RazorGator Interactive Group, Inc. (0.67%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				3,646,326	4,911,480

Total Internet Consumer & Business Services (4.56%)				10,410,356	11,657,305

Agami Systems, Inc. (2.75%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 11.00%	$7,000,000	6,924,288	6,924,288
		Preferred Stock Warrants		85,601	79,040

Total Agami Systems, Inc.				7,009,889	7,003,328

Cornice, Inc. (1.44%)(4)	Electronics & Computer Hardware	Senior Debt Matures November 2008 Interest rate Prime + 4.50%	$3,524,664	3,459,755	3,459,755
		Preferred Stock Warrants		101,597	80,181
		Preferred Stock Warrants		35,353	27,571
		Preferred Stock Warrants		135,403	106,862

Total Cornice, Inc.				3,732,108	3,674,369

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Luminus Devices, Inc. (5.88%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 12.50%	$15,000,000	14,765,514	14,765,514
		Preferred Stock Warrants		183,290	161,106
		Preferred Stock Warrants		83,529	83,466

Total Luminus Devices, Inc.				15,032,333	15,010,086

NeoScale Systems, Inc. (1.17%)(4)	Electronics & Computer Hardware	Senior Debt Matures October 2009 Interest rate 10.75%	$3,000,000	$2,978,373	$2,978,373
		Preferred Stock Warrants		23,593	22,525

Total NeoScale Systems, Inc.				3,001,966	3,000,898

Sling Media, Inc. (0.56%)	Electronics & Computer	Preferred Stock Warrants		38,968	936,565
	Hardware	Preferred Stock		500,000	500,000

Total Sling Media, Inc.				538,968	1,436,565

ViDeOnline Communications, Inc. (0.18%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2009 Interest rate 15.00%	$461,158	461,158	461,158
		Preferred Stock Warrants		—	—

Total ViDeOnline Communications, Inc.				461,158	461,158

Total Electronics & Computer Hardware (11.98%)				29,776,422	30,586,404

Ageia Technologies, Inc. (2.76%)(4)	Semiconductors	Senior Debt Matures August 2008 Interest rate 10.25%	$7,027,806	6,975,456	6,975,456
		Preferred Stock Warrants		99,190	73,604
Ageia Technologies, Inc. (0.20%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				7,574,646	7,549,060

Cradle Technologies (0.02%)	Semiconductors	Preferred Stock Warrants		79,150	63,647

Total Cradle Technologies				79,150	63,647

iWatt Inc. (1.27%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$2,000,000	1,959,537	1,959,537
		Revolving Line of Credit Matures September 2007 Interest rate Prime + 1.75%	$1,250,000	1,250,000	1,250,000
		Preferred Stock Warrants		45,684	41,417

Total iWatt Inc.				3,255,221	3,250,954

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NEXX Systems, Inc. (1.96%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$4,000,000	3,919,015	3,919,015
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		83,116	83,938

Total NEXX Systems, Inc.				5,002,131	5,002,953

Total Semiconductors (6.21%)				15,911,148	15,866,614

Lilliputian Systems, Inc. (3.33%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$8,500,000	$8,463,170	$8,463,170
		Preferred Stock Warrants		48,460	39,572

Total Lilliputian Systems, Inc.				8,511,630	8,502,742

Total Energy (3.33%)				8,511,630	8,502,742

Total Investments (110.89%)				$279,946,465	$283,233,751

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,919,518, $1,632,232 and $3,287,286, respectively.
(3)	Except for warrants in three publicly traded companies, all investments are restricted at December 31, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Citigroup Facility. Citigroup has an equity participation right on loans collateralized under the Citigroup Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2006.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Debt is on non-accrual status at December 31, 2006, and is therefore considered non-income producing.
(7)	All investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost(2)	Value(3)(4)
Acceleron Pharmaceuticals, Inc. (3.50%)*	Biopharmaceuticals	Senior Debt Matures June 2009 Interest rate 10.25%	$4,000,000	$3,932,539	$3,932,539
		Preferred Stock Warrants		69,106	68,054

Total Acceleron Pharmaceuticals, Inc.				4,001,645	4,000,593

Guava Technologies, Inc. (3.94%)	Biopharmaceuticals	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$4,500,000	4,397,111	4,397,111
		Preferred Stock Warrants		105,399	103,837

Total Guava Technologies, Inc.				4,502,510	4,500,948

Labopharm USA, Inc. (8.63%)(4)(6)	Biopharmaceuticals	Senior Debt Matures July 2008 Interest rate 11.95%	$9,837,901	9,869,420	9,869,420
Labopharm USA, Inc. (1.20%)		Common Stock		112,335	1,367,268

Total Labopharm USA, Inc.				9,981,755	11,236,688

Merrimack Pharmaceuticals, Inc. (7.89%)(4)	Biopharmaceuticals	Senior Debt Matures October 2008 Interest rate 11.15%	$9,000,000	8,878,668	8,878,668
		Preferred Stock Warrants		155,456	140,675

Total Merrimack Pharmaceuticals, Inc.				9,034,124	9,019,343

Omrix Biopharmaceuticals, Inc. (4.16%)	Biopharmaceuticals	Senior Debt Matures March 2008 Interest rate 11.45%	$4,709,994	4,701,782	4,701,782
		Common Stock Warrants		11,370	58,399

Total Omrix Biopharmaceuticals, Inc.				4,713,152	4,760,181

Paratek Pharmaceuticals, Inc. (8.76%)(4)	Biopharmaceuticals	Senior Debt Matures June 2008 Interest rate 10.6%	$10,000,000	9,889,320	9,889,320
		Preferred Stock Warrants		137,396	141,881

Total Paratek Pharmaceuticals, Inc.				10,026,716	10,031,201

Total Biopharmaceuticals (38.08%)				42,259,902	43,548,954

Atrenta, Inc. (4.38%)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$5,000,000	4,869,095	4,869,095
		Preferred Stock Warrants		102,396	102,886
		Preferred Stock Warrants		33,760	33,760

Total Atrenta, Inc.				5,005,251	5,005,741

Concuity, Inc. (3.99%)	Software	Senior Debt Matures March 2008 Interest rate 9.95%	$4,570,498	4,567,873	4,567,873
		Preferred Stock Warrants		3,500	—

Total Concuity, Inc.				4,571,373	4,567,873

Gomez, Inc. (1.93%)(4)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$2,197,436	2,175,075	2,175,075
		Preferred Stock Warrants		35,000	32,467

Total Gomez, Inc.				2,210,075	2,207,542

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost(2)	Value(3)(4)
Inxight Software, Inc. (4.38%)(4)	Software	Senior Debt Matures February 2008 Interest rate 10.00%	$5,000,000	4,956,279	4,956,279
		Preferred Stock Warrants		55,963	46,735

Total Inxight Software, Inc.				5,012,242	5,003,014

Metreo, Inc. (1.11%)	Software	Senior Debt Matures November 2007 Interest rate 12.95%	$500,000	$4,525,714	$1,266,000
		Preferred Stock Warrants		50,000	—

Total Metreo, Inc.				4,575,714	1,266,000

Proficiency, Inc. (3.51%)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$4,000,000	3,917,802	3,917,802
		Preferred Stock Warrants		96,370	94,105

Total Proficiency, Inc.				4,014,172	4,011,907

Sportvision, Inc. (3.08%)(4)	Software	Senior Debt Matures June 2008 Interest rate 9.95%	$3,518,716	3,488,119	3,488,119
		Preferred Stock Warrants		39,339	38,523

Total Sportvision, Inc.				3,527,458	3,526,642

Talisma Corp. (2.99%)(4)	Software	Subordinated Debt Matures December 2007 Interest rate 11.25%	$3,410,120	3,378,814	3,378,814
		Preferred Stock Warrants		49,000	43,428

Total Talisma Corp.				3,427,814	3,422,242

Total Software (25.37%)				32,344,099	29,010,961

Wageworks, Inc. (17.12%)(4)	Consumer & Business Products	Senior Debt Matures November 2008 Interest rate Prime + 4.00%	$18,583,966	18,379,995	18,379,995
		Preferred Stock Warrants		251,964	1,197,735
Wageworks, Inc. (0.22%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				18,881,954	19,827,725

Total Consumer & Business Products (17.34%)				18,881,954	19,827,725

IKANO Communications, Inc. (14.44%)(4)	Communications & Networking	Senior Debt Matures December 2008 Interest rate 9.25%	$16,454,540	16,402,789	16,402,789
		Preferred Stock Warrants		45,460	43,710
		Preferred Stock Warrants		72,344	71,000

Total IKANO Communications, Inc.				16,520,593	16,517,499

Interwise, Inc. (2.46%)(4)	Communications & Networking	Senior Debt Matures August 2008 Interest rate 17.50%	$2,809,653	2,809,653	2,809,653

Total Interwise, Inc.				2,809,653	2,809,653

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost(2)	Value(3)(4)
Occam Networks, Inc. (2.79%)	Communications & Networking	Senior Debt Matures December 2007 Interest rate 11.95%	$2,559,827	2,540,021	2,540,021
		Preferred Stock Warrants		14,000	286,364
		Common Stock Warrants		17,000	368,935

Total Occam Networks, Inc.				2,571,021	3,195,320

Optovia Corporation (4.37%)	Communications & Networking	Senior Debt Matures September 2006 Interest rate Prime + 7.25%	$5,000,000	5,000,000	5,000,000

Total Optovia Corporation				5,000,000	5,000,000

Pathfire, Inc. (4.38%)	Communications & Networking	Senior Debt Matures December 2008 Interest rate Prime + 3.65%	$5,000,000	$4,938,482	$4,938,482
		Preferred Stock Warrants		63,276	64,144

Total Pathfire, Inc.				5,001,758	5,002,626

Total Communications & Networking (28.44%)				31,903,025	32,525,098

Adiana, Inc. (1.76%)(4)	Medical Devices & Equipment	Senior Debt Matures June 2008 Interest rate Prime + 6.00%
		Preferred Stock Warrants	$2,000,000	1,943,979	1,943,979
		Preferred Stock		67,225	66,404
Adiana, Inc. (0.44%)				500,000	500,000

Total Adiana, Inc.				2,511,204	2,510,383

Optiscan Biomedical, Corp. (1.54%)(4)	Medical Devices & Equipment	Senior Convertible Term Loan Matures March 2008 Interest rate 15.00%	$1,753,164	1,683,063	1,683,063
		Preferred Stock Warrants		80,486	81,185
Optiscan Biomedical, Corp. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				2,763,549	2,764,248

Power Medical Interventions, Inc. (3.52%)	Medical Devices & Equipment	Senior Debt Matures June 2008 Interest rate 10.71%	$4,000,000	3,969,515	3,969,515
		Common Stock Warrants		39,195	56,490

Total Power Medical Interventions, Inc.				4,008,710	4,026,005

Xillix Technologies Corp. (4.83%)(6)	Medical Devices & Equipment	Senior Debt Matures December 2008 Interest rate 12.40%	$5,500,000	5,195,589	5,195,589
		Preferred Stock Warrants		313,108	325,601

Total Xillix Technologies Corp.				5,508,697	5,521,190

Total Medical Devices & Equipment (12.96%)				14,792,160	14,821,826

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost(2)	Value(3)(4)
Affinity Express, Inc. (1.54%)(4)	Internet Consumer & Business	Senior Debt Matures November 2007 Interest rate 13.50%	$1,583,531	1,560,450	1,560,450
	Services	Common Stock Warrants		17,000	187,922
		Common Stock Warrants		15,000	12,995
Affinity Express, Inc. (0.22%)		Preferred Stock		250,000	250,000

Total Affinity Express, Inc.				1,842,450	2,011,367

Invoke Solutions, Inc. (1.31%)	Internet Consumer & Business	Senior Debt Matures December 2008 Interest rate 11.25%	$1,500,000	1,457,391	1,457,391
	Services	Preferred Stock Warrants		43,826	44,155

Total Invoke Solutions, Inc.				1,501,217	1,501,546

RazorGator Interactive Group, Inc. (3.64%)(4)	Internet Consumer & Business	Senior Debt Matures January 2008 Interest rate 9.95%	$4,104,553	4,095,853	4,095,853
	Services	Preferred Stock Warrants		13,050	64,833
RazorGator Interactive Group, Inc. (0.87%)		Preferred Stock		1,000,000	1,000,000

Total RazorGator Interactive Group, Inc.				5,108,903	5,160,686

Total Internet Consumer & Business Service (7.58%)				8,452,570	8,673,599

Cornice Inc. (11.24%)(4)	Electronics & Computer Hardware	Senior Debt Matures November 2008 Interest rate Prime + 4.50%	$5,000,000	$4,915,455	$4,915,455
		Revolving Line of Credit Matures November 2006 Interest rate Prime + 3.00%	$7,834,131	7,663,375	7,663,375
		Preferred Stock Warrants		101,597	99,336
		Preferred Stock Warrants		35,353	34,230
		Preferred Stock Warrants		135,403	132,390

Total Cornice, Inc.				12,851,183	12,844,786

Sling Media, Inc. (4.29%)(4)	Electronics & Computer Hardware	Senior Debt Matures January 2009 Interest rate 10.25%	$4,000,000	3,965,029	3,965,029
		Preferred Stock Warrants		38,968	945,365

Total Sling Media, Inc.				4,003,997	4,910,394

Total Electronics & Computer Hardware (15.53%)				16,855,180	17,755,180

Ageia Technologies (7.00%)(4)	Semiconductor	Senior Debt Matures August 2008 Interest rate 10.25%	$8,000,000	7,914,586	7,914,586
		Preferred Stock Warrants		99,190	93,518
Ageia Technologies		Preferred Stock		500,000	500,000

Total Ageia Technologies				8,513,776	8,508,104

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2005

Portfolio Company	Industry	Type of Investment(1)(5)	Principal Amount	Cost(2)	Value(3)(4)
Cradle Technologies (1.75%)	Semiconductors	Senior Debt Matures December 2008 Interest rate Prime + 4.70%	$2,000,000	1,923,049	1,923,049
		Preferred Stock Warrants		79,150	78,730

Total Cradle Technologies				2,002,199	2,001,779

Total Semiconductors (9.20%)				10,515,975	10,509,883

Total Investments (154.50%)				$176,004,865	$176,673,226

*	Value as a percent of net assets
(1)	All debt investments are income producing. Preferred and common stock and all warrants are non-income producing.
(2)	Tax cost at December 31, 2005 equals book cost. Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,035,789, $3,367,428 and $668,361, respectively, at December 31, 2005.
(3)	Except for common stock held in Labopharm Biopharmaceuticals, all investments are restricted at December 31, 2005 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Citigroup Facility. (see Note 5) Citigroup has an equity participation right on warrants collateralized under the Citigroup Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $342,000 at December 31, 2005 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2005.
(5)	All investments are less than 5% owned.
(6)	Non-U.S. company or the company’s principal place of business is outside of the United States.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from February 2, 2004 (commencement of operations) to December 31, 2004
Investment income:
Interest	$26,278,090	$9,791,214	$214,100
Fees	3,230,366	875,429	—

Total investment income	29,508,456	10,666,643	214,100
Operating expenses:
Interest	5,770,485	1,800,536	—
Loan fees	809,907	1,098,507	—
Employee compensation:
Compensation and benefits	5,778,862	3,705,784	1,164,504
Stock-based compensation	617,600	252,000	680,000
Total employee compensation	6,396,462	3,957,784	1,844,504
General and administrative	5,408,785	2,285,038	411,418

Total operating expenses	18,385,639	9,141,865	2,255,922
Net investment income (loss) before provision for income taxes and investment gains and losses	11,122,817	1,524,778	(2,041,822)
Provision for income taxes	643,088	255,000	—

Net investment income (loss)	10,479,729	1,269,778	(2,041,822)
Net realized gain (loss) on investments	(1,603,692)	481,694	—
Net increase in unrealized appreciation on investments	2,507,561	353,093	—

Net realized and unrealized gain	903,869	834,787	—

Net increase (decrease) in net assets resulting from operations	$11,383,598	$2,104,565	$(2,041,822)

Net investment income (loss) before provision for income taxes and investment gains and losses per common share:
Basic	$0.83	$0.22	$(1.72)

Diluted	$0.82	$0.22	$(1.58)

Change in net assets per common share:
Basic	$0.85	$0.30	$(1.72)

Diluted	$0.84	$0.30	$(1.58)

Weighted average shares outstanding:
Basic	13,352,000	6,939,000	1,187,000

Diluted	13,527,000	7,016,000	1,293,000

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Common Stock		Preferred Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Net Assets
	Shares	Par Value	Shares	Par Value
Balance at February 2, 2004 (commencement of operations)	—	$—	—	$—	$—	$—	$—	$—	$—
Net decrease in net assets resulting from operations	—	—	—	—	—	—	—	(2,041,822)	(2,041,822)
Issuance of convertible preferred stock, net of placement fees	—	—	600	1	2,574,999	—	—	—	2,575,600
Issuance of common stock, net of offering costs	1,809,270	1,809	—	—	23,863,146	—	—	—	23,864,955
Conversion of preferred stock to common stock	250,000	250	(600)	(1)	(249)	—	—	—	(600)
Stock-based compensation	—	—	—	—	680,000	—	—	—	680,000

Balance at December 31, 2004	2,059,270	2,059	—	—	27,117,896	—	—	(2,041,822)	25,078,133
Net increase in net assets resulting from operations	—	—	—	—	—	353,093	481,694	1,269,778	2,104,565
Issuance of common shares, net of offering costs	268,134	268	—	—	3,870,542	—	—	—	3,870,810
Issuance of shares in lieu of 5 year warrants	298,598	299	—	—	(299)	—	—	—	—
Issuance of shares on exercise of 1 year warrants	1,175,963	1,176	—	—	12,428,744	—	—	—	12,429,920
Issuance of common shares in IPO, net of offering costs	6,000,000	6,000	—	—	70,855,950	—	—	—	70,861,950
Dividends declared	—	—	—	—	—	—	—	(245,048)	(245,048)
Stock-based compensation	—	—	—	—	252,000	—	—	—	252,000

Balance at December 31, 2005	9,801,965	9,802	—	—	114,524,833	353,093	481,694	(1,017,092)	114,352,330
Net increase in net assets resulting from operations	—	—	—	—	—	2,507,561	(1,603,692)	10,479,729	11,383,598
Issuance of common shares	456,234	456	—	—	5,288,457	—	—	—	5,288,913
Issuance of common shares in Rights Offering, net of offering costs	3,411,992	3,412	—	—	33,825,908	—	—	—	33,829,320
Issuance of common shares in Public Offerings, net of offering costs	8,200,000	8,200	—	—	104,171,213	—	—	—	104,179,413
Issuance of common stock under dividend reinvestment plan	56,843	57	—	—	723,218	—	—	—	723,275
Dividends declared	—	—	—	—	(1,719,107)	—	—	(13,242,520)	(14,961,627)
Conversion to RIC and other tax items	—	—	—	—	(197,393)	—	(850,016)	1,047,409	—
Stock-based compensation	—	—	—	—	617,600	—	—	—	617,600

Balance at December 31, 2006	21,927,034	$21,927	—	$—	$257,234,729	$2,860,654	$(1,972,014)	$(2,732,474)	$255,412,822

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from February 2, 2004 (commencement of operations) to December 31, 2004
	2006	2005
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,383,598	$2,104,565	$(2,041,822)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(195,988,389)	(177,834,136)	(16,700,000)
Principal payments received on investments	87,538,833	18,822,828	—
Proceeds from sale of investments	4,587,979	531,458
Net unrealized appreciation on investments	(2,507,561)	(353,093)	—
Net unrealized appreciation on investments due to lender	34,334	(342,297)	—
Net realized depreciation on investments	1,603,692	(481,694)	—
Accretion of loan discounts	(1,795,079)	(358,611)	—
Accretion of loan exit fees	(597,192)	(350,944)	—
Depreciation	65,185	23,605	7,533
Stock-based compensation	617,600	252,000	680,000
Common stock issued in lieu of Director compensation	288,913	—	—
Amortization of deferred loan origination revenue	(2,355,734)	(790,169)	—
Change in operating assets and liabilities:
Interest receivable	(830,264)	(1,047,529)	(80,902)
Prepaid expenses and other current assets	806,430	(1,289,652)	(23,442)
Income tax receivable	(34,184)	—	—
Deferred tax asset	1,454,000	(1,454,000)	—
Accounts payable	390,295	148,102	(2,481)
Income tax payable	(1,709,000)	1,709,000	—
Accrued liabilities	2,718,209	1,283,908	157,020
Deferred loan origination revenue	3,076,723	3,277,238	285,232

Net cash used in operating activities	(91,251,612)	(156,149,421)	(17,718,862)

Cash flows from investing activities:
Purchases of capital equipment	(817,006)	(66,047)	(40,264)
Other long-term assets	(659,996)	(18,046)	(2,500)

Net cash provided by (used in) investing activities	(1,477,002)	(84,093)	(42,764)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net	—	—	2,575,000
Proceeds from issuance of common stock, net	143,008,733	87,162,680	23,864,955
Dividends paid	(14,238,352)	(245,048)	—
Borrowings of credit facilities	50,000,000	76,000,000	—
Repayments of credit facilities	(85,000,000)	—	—

Net cash provided by financing activities	93,770,381	162,917,632	26,439,955

Net increase in cash	1,041,767	(148,707,981)	8,678,329
Cash and cash equivalents at beginning of period	15,362,447	8,678,329	—

Cash and cash equivalents at end of period	$16,404,214	$(140,029,652)	$8,678,329

Supplemental Disclosure:
Interest paid	$5,660,596	$1,704,243	$—
Income taxes paid	$933,071	$—	$—
Stock issued in lieu of cash dividends	$723,275	$—	$—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado, and Chicago, Illinois areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). In conjunction with the filing of our December 31, 2006 tax return, we intend to elect to be treated as a regulated investment company, or “RIC”, under Subchapter M of the Code effective as of January 1, 2006. The Company expects to continue to qualify and to elect to be treated for tax purposes as a RIC.

In January 2005, the Company formed Hercules Technology II, L.P. (“HTII”) and Hercules Technology SBIC Management, LLC (HTM). On September 27, 2006, HTII became licensed as a Small Business Investment Company (“SBIC”). HTII is able to borrow funds from the Small Business Administration (the “SBA”) against eligible investments and additional contributions to regulatory capital. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HTII and HTM is the general partner.

In July 2005, the Company formed Hercules Funding I LLC and Hercules Funding Trust I, an affiliated statutory trust, and executed a securitized credit facility with Citigroup Global Markets Realty Corp. (see Note 4).

In December 2006, we established Hydra Management LLC and Hydra Management Co. Inc., a general partner and investment management group, respectively, should we determine in the future to pursue a relationship with an externally managed fund.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments.

Summary of Significant Accounting Policies

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

Valuation of Investments

Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistently applied procedures and the recommendations of the Valuation Committee of the Board of Directors. At December 31, 2006, approximately 94% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors.

Estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. Fair value is the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Due to the inherent uncertainty in the valuation of debt and equity investments that do not have a readily available market value, the fair value established in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At December 31, 2006 and 2005, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

Security transactions are recorded on the trade-date basis.

Income Recognition

Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2006, the Company had one loan on non-accrual status with a fair value of approximately $3.8 million. No loans were on non-accrual status as of December 31, 2005.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with Statement of Financial Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases (“FAS 91”). The Company had approximately $3.5 million and $2.7 million of unamortized fees at December 31, 2006 and 2005, respectively, and approximately $1.0 million and $351,000 in exit fees receivable at December 31, 2006 and 2005, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in 2006, 2005 or 2004.

Financing costs

Debt financing costs are fees and other direct incremental costs incurred in obtaining debt financing and are recognized as prepaid expenses or accrued liabilities in the case of back end fees, and are amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. At December 31, 2006 and 2005, the Company had prepaid debt financing costs of approximately $187,000 and $537,000, net of accumulated amortization. In addition, at December 31, 2005, the Company had accrued debt financings costs of approximately $387,000. The were no accrued debt financing costs at December 31, 2006.

Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with a maturity of less than 90 days to be cash equivalents.

Depreciation and Amortization

Furniture and equipment are depreciated on a straight-line basis over an estimated useful life of five years. Software and computer equipment are amortized over two and three years, respectively.

Stock Based Compensation

The Company follows Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), to account for stock options granted. Under FAS 123R, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Earnings per share

Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing such net income by the sum of weighted average number of shares outstanding for the period and the dilutive effect of potential shares that could occur upon exercise of warrants and common stock options.

Income Taxes

We operate to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. Therefore, no provision has been recorded for Federal income taxes for operations in 2006.

Dividends

Dividends and distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the dividend payable is recorded on the ex-dividend date.

We have adopted a dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders whom have not ‘opted out’ of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2006, the Company issued 56,843 shares of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various sectors of technology-related and life-sciences sectors. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing The Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact in the financial statements has not yet been determined.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Company does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

2. Investments

Investments consist of securities issued by privately- and publicly-held companies consisting of senior debt, subordinated debt, warrants and preferred equity securities. Our investments are identified in the accompanying consolidated schedule of investments. Our debt securities are payable in installments with final maturities generally from 3 to 7 years and are generally collateralized by all assets of the borrower.

A summary of the composition of the Company’s investment portfolio as of December 31, 2005 and 2006 at fair value is shown as follows:

	December 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$273.2	96.5%	$168.4	95.3%
Subordinated debt	1.9	0.7%	3.4	1.9%
Preferred stock	8.1	2.8%	3.5	2.0%
Common stock	—	0.0%	1.4	0.8%

	$283.2	100.0%	$176.7	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	December 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$269.0	95.0%	$155.9	88.2%
Canada	10.5	3.7%	16.8	9.5%
Israel	3.7	1.3%	4.0	2.3%

	$283.2	100.0%	$176.7	100.0%

The following table shows the fair value of our portfolio by industry sector as of December 31, 2005 and 2006 (excluding unearned income):

	December 31, 2006		December 31, 2005
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Biopharmaceuticals	$115.4	40.7%	$43.6	24.7%
Software	40.5	14.3%	29.0	16.4%
Electronics & computer hardware	30.6	10.8%	17.8	10.1%
Consumer & business products	22.0	7.8%	19.8	11.2%
Communications & networking	19.5	6.9%	32.5	18.4%
Medical devices & equipment	19.4	6.9%	14.8	8.4%
Semiconductors	15.9	5.6%	10.5	5.9%
Internet consumer & business services	11.7	4.1%	8.7	4.9%
Energy	8.2	2.9%	—	0.0%

	$283.2	100.0%	$176.7	100.0%

During the periods ended December 31, 2006 and 2005, the Company made investments in debt securities totaling $193.0 million and $175.3 million, respectively, and made investments in equity securities of approximately $3.0 million and $2.5 million, respectively. In addition, the Company exercised an equity participation right with one portfolio company and converted $1.0 million of debt to equity in 2006 and exercised an equity participation right with one portfolio company and converted $1.0 million of debt to equity in 2005. No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2006 and 2005.

3. Credit Facility

On April 12, 2005, the Company entered into a bridge loan credit facility (the “Bridge Loan Credit Facility” or the “Loan”) with Alcmene Funding, L.L.C. (“Alcmene”), a special purpose vehicle that is an affiliate of Farallon Capital Management, L.L.C., a shareholder of the Company. The Loan was subsequently amended on August 1, 2005 and March 6, 2006. The Loan was originally a $25 million senior secured term loan, allowing for up to an additional $25 million of discretionary supplemental senior secured loans. On August 1, 2005, the Company amended the Loan with an agreement extending the term of the Bridge Loan Credit Facility to April 12, 2006. The amendment eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. On March 6, 2006, the Company entered into an agreement to repay $10.0 million of the $25.0 million outstanding under its Bridge Loan Credit Facility. The Company also extended the maturity of the remaining $15.0 million to June 30, 2006 and decreased the interest rate from 13.5% to 10.86% per annum. On May 10, 2006, the Company repaid the $15.0 million outstanding under the Bridge Loan Credit Facility and paid a $500,000 loan fee due on maturity plus all accrued and unpaid interest through the date of repayment. At December 31, 2006, the Bridge Loan Credit Facility is no longer outstanding.

4. Securitization Agreement

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). Interest on borrowings under the Citigroup Facility are paid monthly and are charged at one-month LIBOR plus a spread of 1.65%. The Company paid a loan origination fee equal to 0.25% of the Citigroup Facility. On March 6, 2006, the Company amended the Citigroup Facility with an agreement that increased the borrowing capacity under the facility to $125.0 million, increased the eligible capacity for loans by geographic region and allows for an interest rate of LIBOR plus 2.5% on amounts borrowed in excess of $100.0 million. The Company paid a restructuring fee of $150,000 that was expensed ratably through initial maturity on July 31, 2006. On December 6, 2006, the Company amended the Citigroup Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. This additional increase expires March 31, 2007 unless extended to a later date.

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

The Citigroup Facility is collateralized by loans and warrants from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum

Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup Facility is terminated until the Maximum Participation Limit has been reached. During the year ended December 31, 2006, the Company reduced its realized gain by approximately $221,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced its unrealized gains by a net amount of approximately $35,000 for Citigroup’s participation. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2006. Since inception of the agreement, the Company has paid Citigroup approximately $281,000 under the warrant participation agreement thereby reducing its realized gains.

At December 31, 2006, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $164.9 million to Hercules Funding Trust I and had drawn $41.0 million under the Citigroup Facility. Transfers of loans have not met the requirements of FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Citigroup Facility years ended 2006 and 2005 was approximately $70.6 and $2.3 million, respectively, and the average interest rates were approximately 6.74% and 6.42%, respectively.

5. Income Taxes

Through December 31, 2005 the Company was taxed under Subchapter C of the Internal Revenue code. An election will be made to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (“Code”) with the filing of the 2006 federal income tax return. The election will be effective as of January 1, 2006. Provided the Company continues to qualify as a RIC, its income generally will not be subject to federal income or excise tax to the extent it makes the requisite distributions to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2006, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to return of capital distributions as follows:

2006
Distributions in excess of net investment income	$2,766,516
Accumulated realized losses	$(850,016)
Additional paid-in capital	$(1,916,500)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2006 was as follows:

2006
Ordinary income (a)	$13,242,520
Return of capital	1,719,107

Distributions on a Tax Basis	$14,961,627

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

For federal income tax purposes, the cost of investments owned at December 31, 2006 was approximately $283 million.

At December 31, 2006, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

2006
Accumulated Capital Losses	$(89,117)
Other Temporary Difference	(1,593,341)
Unrealized Appreciation/(Depreciation)	(161,376)

Components of Distributable Earnings at December, 31, 2006	$(1,843,834)

At December 31, 2006, the Company had a capital loss carryover of $89,117, which is available to offset future capital gains through December 31, 2014.

At December 31, 2005, the Company had a deferred tax asset of approximately $1,454,000 which was adjusted through operations during the first quarter of 2006. Upon the determination that Hercules would qualify as a regulated investment company, any remaining deferred tax asset was reversed. The Company elected to recognize all of its net built-in gains at the time of the conversion to a RIC and paid tax on the built-in gain with the filing of its 2005 tax return. In making this election, the portfolio was marked to market at the time of the RIC election and the Company paid approximately $294,000 in Federal and State tax on the resulting taxable gain. In addition, upon completion of the 2005 tax returns, the Company recorded an additional tax benefit of approximately $345,000.

For the years prior to January 1, 2006, the benefit from (provision for) taxes on earnings was as follows (in thousands):

	Years Ended December 31,
	2005	2004
Federal:
Current	$1,365.0	$—
Deferred	(1,266.0)	—

	99.0	—
State:
Current	344.0	—
Deferred	(188.0)	—

	156.0	—
Foreign withholding tax	—	—

Total benefit from (provision for) income taxes	$255.0	$—

Deferred tax assets at December 31,2005 and 2004 are related to the following (in thousands):

	Years Ended December 31,
	2005	2004
Net operating loss carryforwards	$—	$535.0
Capitalized assets	2.0	5.0
Expenses not currently deductible	1,452.0	246.0

Gross deferred tax asset	1,454.0	786.0
Valuation allowance	—	(786.0)

Net deferred tax asset	$1,454.0	$—

For the years prior to January 1, 2006, a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

	Years Ended December 31,
	2005	2004
Tax at federal statutory rate	35.0%	35.0%
State, net of federal benefit	5.7	5.8
Other Items	3.4	—
Change in valuation allowance	(33.3)	(40.8)

Total	10.8%	—%

As of December 31, 2005, the Company had no net operating loss carryforwards.

6. Shareholders’ Equity

The Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In January 2005 the Company notified its shareholders of its intent to elect to be regulated as a BDC. In conjunction with the Company’s decision to elect to be regulated as a BDC, approximately 55% of the 5 Year Warrants were subject to mandatory cancellation under the terms of the Warrant Agreement with the warrant holder receiving one share of common stock for every two warrants cancelled and the exercise price of all warrants was adjusted to the then current net asset value of the common stock, subject to certain adjustments described in the Warrant Agreement. In addition, the 1 Year Warrants became subject to expiration immediately prior to the Company’s election to become a BDC, unless exercised. Concurrent with the announcement of the BDC election, the Company reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57. On February 22, 2005, the Company cancelled 47% of all outstanding 5 Year Warrants and issued 298,598 shares of common stock to holders of warrants upon exercise. In addition, the majority of shareholders owning 1 Year Warrants exercised them, and purchased 1,175,963 of common shares at $10.57 per share, for total consideration to the Company of $12,429,920. All unexercised 1 Year Warrants were then cancelled. The outstanding 5 Year Warrants will expire in June 2009.

A summary of activity in the 1 Year and 5 Year Warrants initially attached to units issued for each of the three periods ended December 31, 2006 is as follows:

	One-Year Warrants	Five-Year Warrants
Warrants outstanding at February 2, 2004	—	—
Warrants issued in June 2004	1,029,635	1,029,635

Warrants outstanding at December 31, 2004	1,029,635	1,029,635
Warrants issued in January 2005	134,067	134,067
Warrants cancelled in February 2005	(83,334)	(547,030)
Warrants exercised in 2005	(1,080,368)	—

Warrants outstanding at December 31, 2005 and 2006	—	616,672

On March 7, 2006, the Company issued 432,900 shares of common stock for approximately $5.0 million in a private placement. The shares of common stock are subject to a registration rights agreement between the Company and the purchasers. The shares were registered pursuant to a registration statement that was declared effective on June 7, 2006.

During 2006, the Board of Directors elected to receive approximately $288,000 of their compensation in the form of common stock. The Company issued 23,334 shares to the directors based on the closing prices of the common stock on the specified election dates.

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

On December 12, 2006, the Company raised approximately $74.1 million, net of estimated issuance costs, in a public offering of 5.7 million shares of its common stock.

Common stock subject to future issuance is as follows:

	2006	2005
Stock options and warrants	1,937,564	1,393,987
Warrants issued in June 2004	616,672	616,672

Common stock reserved	2,554,236	2,010,659

7. Equity Incentive Plan

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

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on May 29, 2016 and no additional awards may be made under the 2006 Plan after that date. The Company filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan which was approved on February 15, 2007. No shares were issued under the 2006 Plan as of December 31, 2006.

In 2004, each employee stock option to purchase two shares of common stock was accompanied by a warrant to purchase one share of common stock within one year and a warrant to purchase one share of common stock within five years. Both options and warrants had an exercise price of $15.00 per share on date of grant. On January 14, 2005, the Company notified all shareholders of its intent to elect to be regulated as a BDC and reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57 but did not reduce the strike price of the options (see Note 6). The unexercised one-year warrants expired and 55% of the five-year warrants were cancelled immediately prior to the Company’s election to become a BDC.

A summary of common stock options and warrant activity under the Company’s 2004 Plan for each of the three periods ended December 31, 2006 is as follows:

	Common Stock Options	One-Year Warrants	Five-Year Warrants
Outstanding at February 2, 2004 (commencement of operations)	—	—	—
Granted	273,436	106,718	106,718
Exercised	—	—	—
Cancelled	—	—	—

Outstanding at December 31, 2004	273,436	106,718	106,718
Granted	1,270,000	—	—
Exercised	—	(95,595)	—
Cancelled	(206,000)	(11,123)	(50,167)

Outstanding at December 31, 2005	1,337,436	—	56,551
Granted	663,500	—	—
Exercised	—	—	—
Cancelled	(119,923)	—	—

Outstanding at December 31, 2006	1,881,013	—	56,551

Weighted-average exercise price at December 31, 2006	$12.86	—	$10.57

All of the options granted in 2004 are 100% vested on the date of grant, except for options granted to directors to acquire 30,000 shares which were cancelled in 2005 and options to acquire 16,000 shares granted to employees in December 2004. Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2006 options for approximately 676,000 shares were exercisable at a weighted average exercise price of approximately $13.46 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options and warrants granted during the years ended December 31, 2006 and 2005 was approximately $843,000 and $1.4 million, respectively. During the years ended December 31, 2006 and 2005, approximately $618,000 and $252,000 of share-based cost was expensed, respectively. As of December 31, 2006, there was $1.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted in 2006 and 2005 was based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2006:

	2006	2005	2004
Expected Volatility	24%	25%	0%
Expected Dividends	8%	8%	0%
Expected term (in years)	4.5	4.5	5
Risk-free rate	4.53 -5.05%	3.88 -4.06%	3.90%

8. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,		Period from February 2, 2004 (commencement of operations) to December 31, 2004
	2006	2005
Net increase (decrease) in net assets resulting from operations	$11,383,598	$2,104,565	$(2,041,822)
Weighted average common shares outstanding	13,352,000	6,939,000	1,187,000
Change net assets per common share—basic	$0.85	$0.30	$(1.72)
Net increase (decrease) in net assets resulting from operations	$11,383,598	$2,104,565	$(2,041,822)
Weighted average common shares outstanding	13,352,000	6,939,000	1,187,000
Dilutive effect of warrants and stock options	175,000	77,000	106,000

Weighted average common shares outstanding, assuming dilution	13,527,000	7,016,000	1,293,000
Change net assets per common share—assuming dilution	$0.84	$0.30	$(1.58)

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of warrants. The Company has included approximately 1,286,000 outstanding warrants and stock options in the calculation of diluted net income per share that are exercisable at a price lower than HTGC, Inc.’s annual average trading price for the 2006 earnings per share presented. Common share equivalents excluded from this calculation could be dilutive in the future. Options for approximately 1,268,000, 1,337,000 and 273,000 shares of common stock have been excluded for the periods ended December, 2006, 2005 and 2004, respectively.

9. Related-Party Transactions

In January 2005, the CEO, the President, and four employees purchased 40,000, 13,500, and 8,567 units for $1,200,000, $405,000 and $257,010, respectively. On January 26, 2005, JMP Group, LLC also purchased 72,000 units for $2,008,800, which is net of an underwriting discount of $151,200 as compensation. Each unit consisted of two shares of our common stock, a 1 Year Warrant and a 5 Year Warrant.

On June 8, 2005, the Company entered into an Underwriting Agreement with JMP Securities LLC pursuant to which JMP Securities LLC served as the lead underwriter in the Company’s initial public offering completed on June 9, 2005. The Company paid JMP Securities LLC a fee of approximately $3.8 million in connection with their services as the lead underwriter.

In conjunction with the Company’s Rights offering completed on April 21, 2006, the Company agreed to pay JMP Securities LLC a fee of approximately $700,000 as co-manager of the offering.

In conjunction with the Company’s public offering completed on December 7, 2006, the Company agreed to pay JMP Securities LLC a fee of approximately $1.2 million as co-manager of the offering.

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at December 31, 2006 totaled approximately $55.5 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $380,000, $221,000 and $102,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

Future commitments under the credit facility and operating leases were as follows at December 31, 2006.

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings(2)	$41,000	$41,000	$—	$—	$—
Operating Lease Obligations	3,268	482	1,374	986	426

Total	$44,268	$41,482	$1,374	$986	$426

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Citigroup Credit Facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility. See Note 4.

11. Indemnification

The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Concentrations of Credit Risk

The Company’s customers are primarily small and medium sized companies in the biopharmaceutical, communications and networking, consumer and business products, electronics and computers, medical device, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For the years ended December 31, 2006 and 2005, the Company’s ten largest portfolio companies represented approximately 43.4% and approximately 58.7% of the total fair value of its investments. The Company had four investments that represent 5% or more of the fair value of its investments at December 31, 2006. At December 31, 2006 and 2005, the Company had eleven and seven equity investments, respectively, and each represents 5% or more of the total fair value of equity investments.

13. Financial Highlights

Following is a schedule of financial highlights for year ended December 31, 2006, 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004:

	Year Ended December 31, 2006		Year Ended December 31, 2005		Period from February 2, 2004 (commencement of operations) to December 31, 2004
Per share data:
Net asset value at beginning of period	$11.67		$12.18		$13.19	(4)
Net investment income (loss)	0.78		0.18		(0.99)
Net realized gain (loss) on investments	(0.12)		0.07		—
Net unrealized appreciation on investments	0.19		0.05		—

Total from investment operations	0.85		0.30		(0.99)
Net increase/(decrease) in net assets from capital share transactions	0.28		(0.82)		(0.35	)(5)
Distributions from ordinary income	(1.06)		(0.03)		—
Return of capital distributions	(0.14)		—		—
Stock-based compensation expense included in investment income(1)	0.05		0.04		0.33

Net asset value at end of period	$11.65		$11.67		$12.18

Ratios and supplemental data:
Per share market value at end of period	$14.25		11.99		$—	(6)
Total return	28.86	%(2)	-7.58	%(3)	N/A
Shares outstanding at end of period	21,927,034		9,801,965		2,059,270
Weighted average number of common shares outstanding	13,352,000		6,939,000		1,187,327
Net assets at end of period	$255,412,822		$114,352,330		$25,078,133
Ratio of operating expense to average net assets	13.11%		11.57%		8.81	%(7)
Ratio of net investment income (loss) before provision for income tax expense and investment gains and losses	7.93%		1.93%		7.95	%(7)
Average debt outstanding	$77,795,000		$20,284,932		$—
Weighted average debt per common share	$5.83		$2.92		$—
Portfolio turnover	1.50%		0.60%		0.00%

(1)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to FAS 123R, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(2)	The total return for the period ended December 31, 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(3)	The total return for the period ended December 31, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005; prior to that date shares were issued in private placements.
(4)	On June 29, 2004, the Company completed its sale of common stock in a private placement at $15.00 per share ($13.19 per share net of offering costs).
(5)	Immediately after the sale of common stock in June 2004, 600 convertible preferred shares were converted into 125,000 units.
(6)	The Company completed the initial public offering of its common stock in June 2005, therefore, no market value data is presented as of December 31, 2004.
(7)	Not annualized.

14. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended December 31, 2006. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
	3/31/06	6/30/06	9/30/06	12/31/06
Total investment income	$6,487,133	$6,787,911	$7,544,032	$8,689,380
Net investment income (loss) before provision for income tax expense	2,045,885	2,467,508	3,117,155	3,492,269
Net investment income (loss)	2,504,996	3,366,372	1,572,639	3,939,591
Net investment income per common share (basic)	$0.25	$0.26	$0.12	$0.23

	Quarter Ended
	3/31/05	6/30/05	9/30/05	12/31/05
Total investment income	$753,973	$1,912,824	$3,659,998	$4,339,848
Net investment income (loss) before provision for income tax expense	32,370	(333,597)	884,834	941,171
Net investment income (loss)	32,370	709,795	1,561,924	(199,524)
Net investment income per common share (basic)	$0.01	$0.14	$0.16	(0.02)

15. Subsequent Events

On January 3, 2007, in connection with the December 12, 2006 common stock issuance, the underwriters exercised their over-allotment option and purchased an additional 840,000 shares of our common stock for additional gross proceeds to the company of approximately $11 million.

On February 7, 2007, the Board of Directors announced a dividend of $0.30 per share to shareholders of record as of February 19, 2007 and payable on March 19, 2007.

During February 2007, Farallon Capital Management, L.L.C. and its related affiliates and Manuel Henriquez, the Company’s CEO, exercised warrants to purchase 132,480 and 75,075 shares of the Company’s common stock. The exercise price of the warrants was $10.57 per share resulting in net proceeds to the company of approximately $2.2 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9a. Controls and Procedures

1. Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

2. Internal Control Over Financial Reporting

a. Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements, as stated in their report which is included in this Annual Report on Form 10-K.

Management’s report on internal control over financial reporting and the attestation report of Ernst & Young LLP, an independent registered public accounting firm, thereon are set forth under the headings “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” in this Annual Report.

b. Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c. Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) under the headings “PROPOSAL I: ELECTION OF DIRECTORS,” “INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” and “CERTAIN RELATIONSHIPS AND TRANSACTIONS.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS” AND COMPENSATION OF DIRECTORS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and ”COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS.”

Item 13. Certain Relationships and Related Transactions and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “PROPOSAL I: ELECTION OF DIRECTORS.”

Item 14. Principal Accountant Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2007 Proxy Statement under the heading “PRINCIPAL ACCOUNTANT FEES AND SERVICES” and “PROPOSAL II: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS.”

PART IV

Item 15. Exhibits and Financial Statements

1. Financial Statements

The following financial statements of Hercules Technology Growth Capital, Inc. (the “Company” or the “Registrant”) are filed herewith:

AUDITED FINANCIAL STATEMENTS
Consolidated Statements of Assets and Liabilities as of December 31, 2006 and December 31, 2005	61
Consolidated Schedule of Investments as of December 31, 2006	62
Consolidated Schedule of Investments as of December 31, 2005	70
Consolidated Statements of Operations for the year ended December 31, 2006 and 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	75
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2006 and 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	76
Consolidated Statements of Cash Flows for the year ended December 31, 2006 and 2005 and for the period from February 2, 2004 (commencement of operations) to December 31, 2004	77
Notes to Consolidated Financial Statements	78

2. Exhibits

Exhibit Number	Description
3(a)*	Articles of Amendment and Restatement.

3(b)*	Amended and Restated Bylaws.

4(a)*	Specimen certificate of the Company’s common stock, par value $.001 per share.

4(b)*	Form of Dividend Reinvestment Plan.

4(c)**	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.

4(d)*	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.

4(e)***	Registration Rights Agreement dated March 2, 2006 between the Company and affiliates of Farallon Management, L.L.C.

5(a)*	Opinion of Venable LLP.

5(b)*	Consent of Venable LLP (included in Exhibit 1).

10(a)*	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(b)*	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(c)**	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.

10(d)**	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.

10(e)**	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

10(f)**	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.

10(g)*	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2005 Amendment and Restatement).

10(h)*	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.

10(i)*	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.

10(j)*	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.

10(k)*	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.

10(l)*	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).

10(m)*	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.

10(n)*	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.

10(o)*	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein

Exhibit Number	Description

10(p)****	Lease Agreement dated June 19, 2006 between the Company and 400 Hamilton Associates.

10(q)*****	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

10(r)******	Second Omnibus Amendment between the Company and Citigroup Global Markets Realty Corp. dated December 6, 2006.

14*	Code of Ethics.

21	List of Subsidiaries.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as part of a Registration Statement filed with the Commission on June 8, 2005 (Registration No. 333-122950).
**	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.
***	Previously filed as part of a Form 8-K filed with the Commission on March 2, 2006.
****	Previously filed as part of a Form 8-K filed with the Commission on June 13, 2006.
*****	Previously filed as part of a Form 8-K filed with the Commission on July 28, 2006.
******	Previously filed as part of a Form 8-K filed with the Commission on December 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 9, 2007	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 9, 2007.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 9, 2007

/S/ DAVID M. LUND David M. Lund	Chief Financial Officer (principal financial and accounting officer)	March 9, 2007

/S/ ALLYN C. WOODWARD, JR. Allyn C. Woodward, Jr.	Director	March 9, 2007

/S/ JOSEPH W. CHOW Joseph W. Chow	Director	March 9, 2007

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	March 9, 2007

EXHIBIT INDEX

Exhibit Number	Description
3(a)*	Articles of Amendment and Restatement.

3(b)*	Amended and Restated Bylaws.

4(a)*	Specimen certificate of the Company’s common stock, par value $.001 per share.

4(b)*	Form of Dividend Reinvestment Plan.

4(c)**	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.

4(d)*	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.

4(e)***	Registration Rights Agreement dated March 2, 2006 between the Company and affiliates of Farallon Management, L.L.C.

5(a)*	Opinion of Venable LLP.

5(b)*	Consent of Venable LLP (included in Exhibit 1).

10(a)*	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(b)*	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(c)**	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.

10(d)**	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.

10(e)**	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

10(f)**	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.

10(g)*	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2005 Amendment and Restatement).

10(h)*	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.

10(i)*	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.

10(j)*	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.

10(k)*	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.

10(l)*	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).

10(m)*	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.

10(n)*	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.

Exhibit Number	Description
10(o)*	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein

10(p)****	Lease Agreement dated June 19, 2006 between the Company and 400 Hamilton Associates.

10(q)*****	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

10(r)******	Second Omnibus Amendment between the Company and Citigroup Global Markets Realty Corp. dated December 6, 2006.

14*	Code of Ethics.

21	List of Subsidiaries.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as part of a Registration Statement filed with the Commission on June 8, 2005 (Registration No. 333-122950).
**	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.
***	Previously filed as part of a Form 8-K filed with the Commission on March 2, 2006.
****	Previously filed as part of a Form 8-K filed with the Commission on June 13, 2006.
*****	Previously filed as part of a Form 8-K filed with the Commission on July 28, 2006.
******	Previously filed as part of a Form 8-K filed with the Commission on December 6, 2006.