Form 10-K/A
period 2006-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2007-04-26
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Not applicable.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-K

ANNUAL REPORT

Explanatory Note

Hercules Technology Growth Capital, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2006 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

Hercules Technology Growth Capital, Inc., our logo and other trademarks of Hercules Technology Growth Capital, Inc. are the property of Hercules Technology Growth Capital, Inc. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. Our Board of Directors elects our officers who serve at the discretion of the Board of Directors. Our Board of Directors currently consists of four members, one who is an “interested person” of Hercules Technology Growth Capital as defined in Section 2(a)(19) of the 1940 Act and three who are not interested persons and who we refer to as our independent directors.

Our Board is divided into three classes. Class III directors hold office for a term expiring at the annual meeting of stockholders to be held in 2007, and Class I directors hold office initially for a term expiring at the annual meeting of stockholders to be held in 2008 and Class II directors hold office for a term expiring at the annual meeting of stockholders to be held in 2009. Each director holds office for the term to which he or she is elected and until his or her successor is duly elected and qualified.

Committees of the Board of Directors

We have established Audit, Valuation, Compensation, and Nominating and Corporate Governance Committees, each of which is described in greater detail below. All committees have adopted written charters, which can be found under the investor relations section of our website. Our website address is www.herculestech.com.

Audit Committee. Our Board has established an Audit Committee. The Audit Committee is comprised of Messrs. Badavas, Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the Nasdaq Global Market listing standards and as defined in Section 2(a)(19) of 1940 Act. Mr. Badavas currently serves as Chairman of the Audit Committee and is a financial expert as defined under Nasdaq rules. The Audit Committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. During the last fiscal year, the Audit Committee held seven meetings.

Valuation Committee. Our Board has established a Valuation Committee. The Valuation Committee is comprised of Messrs. Badavas, Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the Nasdaq National Market listing standards and as defined in Section 2(a)(19) of the 1940 Act. Mr. Chow currently serves as chairman of the Valuation Committee. The Valuation Committee is responsible for reviewing and recommending to the full board the fair value of debt and equity securities that are not publicly traded in accordance with established valuation procedures. The Valuation Committee may utilize the services of an independent valuation firm in arriving at fair value of these securities. During the last fiscal year, the Valuation Committee held five meetings.

Compensation Committee. Our Board has established a Compensation Committee. The Compensation Committee is comprised of Messrs. Badavas, Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the Nasdaq National Market listing standards and as defined in Section 2(a)(19) of the 1940 Act. Mr. Woodward currently serves as Chairman of the Compensation Committee. The Compensation Committee determines compensation for our executive officers, in addition to administering our 2004 Equity Incentive Plan and the 2006 Non-Employee Director Plan, which is described below. During the last fiscal year, the Compensation Committee held two meetings.

Nominating and Corporate Governance Committee. Our Board has established a Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of Messrs. Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the Nasdaq National Market listing standards and as defined in Section 2(a)(19) of the 1940 Act. Mr. Woodward currently serves as Chairman of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will nominate to the Board for consideration candidates for election as directors to the Board. During the last fiscal year, the Nominating and Corporate Governance Committee did not hold any meetings, however, discussions regarding candidate nominations and corporate governance were held in conjunction with the meetings of the Board.

Directors, Executive Officers and Key Employees

Our executive officers, directors and key employees and their positions are set forth below. The address for each executive officer, director and key employee is c/o Hercules Technology Growth Capital, Inc., 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

Name	Age	Positions
Interested Director:(1)
Manuel A. Henriquez	43	Chairman of the Board of Directors, President and Chief Executive Officer

Independent Directors:
Robert P. Badavas(2)(3)(4)	54	Director
Joseph W. Chow(2)(3)(4)(5)	54	Director
Allyn C. Woodward, Jr.(2)(3)(4)(5)	66	Director

Executive Officers:
Manuel A. Henriquez	43	Chairman of the Board of Directors, President and Chief Executive Officer
Samir Bhaumik	43	Senior Managing Director
James C. Crumpton	52	Chief Credit Officer
H. Scott Harvey	52	Chief Legal Officer and Chief Compliance Officer
David M. Lund	53	Chief Financial Officer
Shane A. Stettenbenz	36	Chief Technology Officer
Parag I. Shah	35	Senior Managing Director

Key Employees:
Kathleen Conte	60	Managing Director
Mark S. Denomme	40	Managing Director
Kevin L. Grossman	38	Managing Director
Roy Y. Liu	46	Managing Director
Edward M. Messman	36	Managing Director
Paul Walborsky	41	Managing Director

(1)	Mr. Henriquez is an interested person, as defined in section 2(a)(19) of the 1940 Act, of the Company due to his position as an officer of the Company.
(2)	Member of the Audit Committee.
(3)	Member of the Valuation Committee.
(4)	Member of the Compensation Committee.
(5)	Member of the Nominating and Corporate Governance Committee.

Interested Director

Manuel A. Henriquez is a co-founder of the company and has been our Chairman and Chief Executive Officer since December 2003 and our President since April 2005. Prior to co-founding our company, Mr. Henriquez was a Partner at VantagePoint Venture Partners from August 2000 through July 2003. Prior to VantagePoint Venture Partners, Mr. Henriquez was the President and Chief Investment Officer of Comdisco Ventures, a division of Comdisco, Inc., a leading technology and financial services company, from November 1999 to March 2000. Prior to that, from March 1997 to November 1999, Mr. Henriquez was a Managing Director of Comdisco Ventures. Mr. Henriquez was a senior member of the investment team at Comdisco Ventures that originated over $2.0 billion of equipment lease, debt and equity transactions from 1997 to 2000. Mr. Henriquez received a B.S. in Business Administration from Northeastern University.

Independent Directors

Robert P. Badavas has served as a director since March 2006. Mr. Badavas is the President and Chief Executive Officer of TAC Worldwide, a staffing and business services company owned by Goodwill Group of Japan. From November 2003 until becoming president and CEO in December 2005, he was the Executive Vice President and Chief Financial Officer of TAC Worldwide. Prior to joining TAC Worldwide, Mr. Badavas was Senior Principal and Chief Operating Officer of Atlas Venture, a venture capital firm, from September 2001 to September 2003. Prior to joining Atlas Venture, he was Senior Corporate Adviser to the Office of the Chairman of Aether Systems, Inc., a provider of wireless data products and services, from September 2000 to June 2001. Prior to that, he was Chief Executive Officer of Cerulean Technology, Inc., a provider of mobile information systems applications, from December 1995 until Aether Systems, Inc. acquired the company in September 2000. From 1986 to October 1995, Mr. Badavas was Senior Vice President and Chief Financial Officer, among other capacities, of Chipcom Corporation, a manufacturer of computer networking intelligent switching systems. Mr. Badavas was previously a board member and Chairman of the Audit Committee for RSA Security, Inc. until its acquisition by EMC Corporation in September 2006. He was previously a director and Chairman of the Audit Committee of ON Technology, until ON Technology was acquired by Symantec, Inc. in 2004 and is a former director of Renaissance Worldwide, until its acquisition by a privately-held company in 2001. Mr. Badavas is a Trustee of both Bentley College in Waltham, MA and Hellenic College/Holy Cross School of Theology in Brookline, MA. He is also Chairman of the Board of the Learning Center for Deaf Children, Framingham, MA. Mr. Badavas is a graduate of Bentley College with a BS in Accounting and Finance.

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

Allyn C. Woodward, Jr. has served as a director since February 2004. Mr. Woodward was Vice Chairman of Adams Harkness Financial Group (AHFG-formerly Adams, Harkness & Hill) from April, 2001 until January, 2006 when AHFG was sold to Canaccord, Inc. He previously served as President from 1995-2001. AHFG was an independent institutional research, brokerage and investment banking firm headquartered in Boston, MA. Prior to joining AHFG, Mr. Woodward worked for Silicon Valley Bank from April, 1990 to April 1995, initially as Executive Vice President and Co-founder of the Wellesley MA office and more recently as Senior Executive Vice President and Chief Operating Officer of the parent bank in California. Silicon Valley Bank is a commercial bank, headquartered in Santa Clara, CA whose principal lending focus is directed toward the technology, healthcare and venture capital industries. Prior to joining Silicon Valley Bank, Mr. Woodward was Senior Vice President and Group Manager of the Technology group at Bank of New England, Boston, MA where he was employed from 1963-1990. Mr. Woodward is currently a Director, Chairman of the Compensation Committee and a member of the Audit Committee of Lecroy Corporation. He is also a former Director of Viewlogic and Cayenne Software, Inc. Mr. Woodward serves on the Board of Directors of three private companies and is on the Board of Advisors of five venture capital firms. Mr. Woodward is on the Board of Overseers and a member of the Finance Committee of Newton Wellesley Hospital, a 250 bed hospital located in Newton, MA. Mr. Woodward is on the Board of Overseers and the Investment Committee and the Finance Committee of Babson College in Babson Park, MA. Mr. Woodward graduated from Babson College with a degree in finance and accounting. He also graduated from the Stonier Graduate School of Banking at Rutgers University.

Executive Officers who are not Directors

Samir Bhaumik joined the company in November 2004 as a Managing Director and was promoted to Senior Managing Director in September 2006. Mr. Bhaumik previously served as Vice President—Western Region of the New York Stock Exchange from March 2003 to October 2004. Prior to working for the New York Stock Exchange, Mr. Bhaumik was Senior Vice President of Comerica Bank, previously Imperial Bank, from April 1993 to February 2003. Mr. Bhaumik received a B.A. from San Jose State University and an M.B.A from Santa Clara University. He serves on the advisory boards of Santa Clara University Leavey School of Business, Junior Achievement of Silicon Valley and the American Electronics Association-Bay Area council.

James C. Crumpton joined the company in April 2007 as Chief Credit Officer. Prior to joining Hercules, Mr. Crumpton served as Senior Vice President and Credit Administration Officer at Comerica Bank since 1999. Prior to that he served as Senior Vice President and Senior Technology Leader at Silicon Valley Bank and Vice President, Relationship Management at Wells Fargo Bank. Mr. Crumpton also held executive positions at First Interstate Bank, Bank Boston and The CIT Group. Mr. Crumpton earned a Master of Business Administration from the Edward S. Ageno School of Business at Golden Gate University and a Bachelor of Arts from the University of California at Santa Barbara.

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

David M. Lund joined us in July 2005 as Vice President of Finance and Corporate Controller, and was promoted to Chief Financial Officer on October 2, 2006. Mr. Lund is our principal financial and accounting officer. He has over 20 years of experience in finance and accounting serving companies in the technology sector. Prior to joining Hercules, Mr. Lund served in senior financial positions for publicly traded companies: InterTrust Technologies, Centillium Communications and Rainmaker Systems, and in private companies: Urban Media, Scion Photonics and APT Technology. Mr. Lund also served in public accounting with Ernst & Young LLP and Grant Thornton LLP. He received a B.S. degree in Business Administration with an emphasis in Accounting from San Jose State University and a B.S. degree in Business Administration with an emphasis in Marketing from California State University, Chico. Mr. Lund is a Certified Public Accountant in the State of California.

Parag I. Shah joined the company in November 2004 as Managing Director of Life Sciences and was promoted to Senior Managing Director in September 2006. From April 2000 to April 2004, Mr. Shah served as a Senior Vice President in Imperial Bank’s Life Sciences Group, which was acquired by Comerica Bank in early 2001. Prior to working at Comerica Bank, Mr. Shah was an Assistant Vice President at Bank Boston from January 1997 to March 2000. Bank Boston was acquired by Fleet Bank in 1999. Mr. Shah completed his Masters degrees in Technology, Management and Policy as well as his Bachelors degree in Molecular Biology at the Massachusetts Institute of Technology (MIT). During his tenure at MIT, Mr. Shah conducted research at the Whitehead Institute for Biomedical Research and was chosen to serve on the Whitehead Institute’s Board of Associates in 2003.

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

Mark S. Denomme joined the company as a Managing Director in September 2006. Mr. Denomme has over 18 years of experience in financial services. Prior to joining the company, Mr. Denomme was a Senior Vice President at Brown Brothers Harriman & Co., focusing on investments in middle market healthcare companies. From 2000 to 2006, Mr. Denomme was a Managing Director and co-founder of Consilium Partners, an investment banking firm focused on sell-side and buy-side engagements for middle market companies. From 1997 to 2000, Mr. Denomme was a Director in the Leveraged Finance group of BancBoston Robertson Stephens, focusing on originating loan syndication and high yield debt opportunities for the firm’s technology and media clients. From 1988 to 1997, Mr. Denomme was a commercial lender with Bank of Boston focused on structured debt opportunities with technology and media-related companies. Mr. Denomme holds a BBA degree from the University of Michigan and his series 7, 63 and 24 NASD licenses.

Kevin Grossman joined the company in September 2006 as a Managing Director. Mr. Grossman previously served as a Senior Relationship Manager and Senior Vice President in Silicon Valley Bank’s Colorado office from July 1999 to August 2006, servicing technology and life sciences companies throughout Arizona, New Mexico, Utah, and Colorado. From December 1998 through July 1999, Mr. Grossman was with Fremont Financial in a Business Development capacity providing Asset Based Lending facilities. Prior to that he served from January 1996 through February 1998 at the National Bank of Canada providing Asset Based Lending deals with Portfolio Management responsibilities. From June 1993 through December 1995 he opened two offices for an asset based lending company in the Pacific Northwest providing services to highly leveraged entities and companies experiencing financial stress. Mr. Grossman earned a Bachelor’s degree in Business Economics at the University of California at Santa Barbara and a Master’s degree in Business Administration from Northern Arizona University. Mr. Grossman is a member of the Board of Advisors for Agility Leasing, and a member of Association for Corporate Growth, Rockies Venture Club, and the Colorado Venture Capital Association. He is also on the Board of Directors of the Denver Metro YMCA and serves as Program Chairman for the Duncan Family Branch.

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

Paul Walborsky joined the company in November 2006 as a Managing Director. He previously served as founder and CEO of Grupo Arca, Inc., from January 2004 to November 2006. Prior to founding Grupo Arca, Paul was Senior Vice President in the Wealth and Asset Management group of Lehman Brothers from May 2002 to December 2003. Paul was a Senior Vice President of Business Development at Moneyline, Inc. from November 2001 until May 2002. Prior to this, Paul founded and served as Senior Vice President of Corporate Development at WorldStreet Corporation from February 1996 through October 2001. Paul holds a B.A. in Economics from Brandeis University and an M.A. in Finance and Economics from the Lemberg Program at Brandeis University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The Nasdaq Stock Market and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal 2006 all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied, except that due to an administrative error, a Form 4 report reflecting the purchase of shares by Mr. Badavas was filed one day late.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11. Executive Compensation

Compensation of Executive Officers

Under SEC rules applicable to business development companies, we are required to set forth certain information regarding the compensation of certain of our executive officers and directors. The following sets forth information regarding the compensation earned by individuals who served as our chief executive officer or our chief financial officer during the year ended December 31, 2006, as well as our next three most highly compensated executive officers (collectively, they are referred to as “named executive officers”) serving as of December 31, 2006. We have not included any disclosure with respect to our Chief Credit Officer who joined the Company in April 2007.

Compensation Discussion and Analysis

Compensation Philosophy

The compensation and benefit programs of Hercules Technology Growth Capital, Inc. are designed with the goal of providing compensation that is fair, reasonable and competitive. The programs are intended to help us align the compensation paid to our executive officers with corporate and executive performance goals that have been established to achieve both our short-term and long-term objectives. We also believe that the compensation programs should enable us to attract, motivate, and retain employees who will contribute to our future success.

The design of the Company’s compensation programs is based on the following:

•

Competitiveness and Market Alignment—Our compensation and benefits programs are designed to be competitive with compensation plans provided by companies with whom we compete for talent in order to attract the best talent from an increasingly competitive market for top performers in the industries in which we compete.

We compete with private equity, mezzanine and hedge funds for investment professionals. Such funds commonly pay 20% of the net profits (including capital gains), or carried interest, of each newly-raised fund to the partners and employees of the private equity, mezzanine or hedge fund. Thus, we believe that our employee option plans should be designed to provide an economic interest in us similar to that generally gained by partners and employees in private equity, mezzanine lenders, venture capital or hedge funds.

•

Compensation Consultant—The Compensation Committee engages an outside compensation consultant to review the competitiveness and effectiveness of our employee compensation program relative to market practices and business goals. We historically have retained Watson Wyatt Worldwide, Inc. to act as our compensation consultant. The consultant reviews overall compensation levels and the relationship of our financial performance to actual compensation levels received over the previous year.

The consultant recommends to the Compensation Committee changes in the mix of cash versus equity compensation to be offered as well as the types of long-term incentives to be granted. The consultant makes suggestions related to the types of performance measures to be used in the Company’s annual and long-term plans consistent with our business strategies and presents the relevant practices of peer companies. The consultant and the Company developed a list of peer companies based on market size, industries, geographic regions and other factors to be used for compensation and financial analyses. The comparative group included ten business development companies and six other specialty finance companies. However, given the fact that most of our direct competitors are private equity partnerships, specific compensation with respect to our direct competitors typically is not publicly available.

During 2006, the consultant also prepared summary analyses of total compensation for the Compensation Committee with respect to each of the named executive officers and our origination team. These summaries included all forms of current compensation including salary, annual incentives, long-term incentives, and employee benefits.

The consultant shares preliminary findings with the Chair of the Compensation Committee and presents the full report to the Compensation Committee. The Compensation Committee reviews the information provided by the consultant, including the summary analyses of key elements of compensation paid to each of the peer group executives and members of the origination team. In 2006, using the information previously provided by the consultant, the Compensation Committee determined the appropriate mix of short-term and long-term compensation for the Chief Executive Officer and, based upon recommendations from the Chief Executive Officer concerning individual performance, also determined the appropriate mix of short-term and long-term compensation for each of the other named executive officers.

•

Achievement of Corporate and Individual Performance Objectives—We believe that the best way to align compensation with the interests of our shareholders is to link individual compensation with corporate objectives. Compensation is determined by the Compensation Committee on a discretionary basis and is dependent on the achievement of certain corporate and executive performance objectives that have been established to achieve short-term and long-term objectives of the Company. The objectives considered include, among other things, new investment originations and funding growth, revenue growth, realized and unrealized gains, yield on the investment portfolio, operating efficiency, credit performance, information system improvements, and capital (equity and debt) fund raising. We do not attach a specific weight or apply a formula with respect to the foregoing factors. When individual performance exceeds expectation and performance goals established during the year, compensation levels for the individual may exceed the target compensation level. When individual performance falls below expectations, compensation levels are expected to be below target levels.

•

Benchmarking—We do not specifically benchmark the compensation of our executive officers against that paid by other companies with publicly traded securities. This is because we believe that our primary competitors in both our business and for recruiting executive officers and other employees are private equity firms. Such entities do not publicly report the compensation of their executive officers nor do they typically report publicly information on their corporate performance. While various salary surveys, such as those noted above, and other sources provide us Industry Data with regard to these firms, we believe that without accurate, publicly disclosed information on these entities that would serve as benchmarks, it is inappropriate to set formal benchmarking procedures.

•

Alignment with Requirements of the Investment Company Act of 1940 (the “1940 Act”)—Our compensation program must comply with the requirements of the 1940 Act which imposes certain limitations on the structure of a business development company’s (“BDC”) compensation program. For example, the 1940 Act prohibits a BDC from maintaining an incentive stock option award plan and a profit sharing arrangement simultaneously. As a result, if a BDC has an incentive stock option award plan, it is prohibited from using a profit sharing arrangement such as a carried interest formula, a common form of compensation in the private equity industry, as a form of compensation. These limitations and other similar restrictions imposed by the 1940 Act limit the compensation arrangements that can be utilized in order to attract and retain employees.

Components of Total Compensation

The Compensation Committee determined that the compensation packages for 2006 for its named executive officers should consist of the following three key components:

•	Annual base salary,

•	Annual cash bonus, and

•	Incentive stock option awards.

Annual Base Salary

Base salary is designed to attract and retain experienced executives who can drive the achievement of our goals and objectives. While our executive’s initial base salaries are determined by an assessment of competitive market levels for comparable experience and responsibilities, the factors used in determining changes in base salary include individual performance, changes in role and/or responsibility and changes in the competitive market environment.

Annual Cash Bonus

The annual cash bonus is designed to reward our executives that have achieved certain corporate and executive performance objectives. The amount of the annual cash bonus is determined by the Compensation Committee on a discretionary basis and is dependent on the achievement of certain quantitative and qualitative objectives during the year that were established to achieve both short-term and long-term objectives.

Incentive Stock Option Awards

The Compensation Committee’s principal objective in awarding incentive stock options is to align each optionee’s interests with our success and the financial interests of its stockholders. The Compensation Committee evaluates a number of criteria, including the past service of each such optionee, the present and potential contributions of such optionee our success, years of service, position, and such other factors as the Compensation Committee believes to be relevant in connection with accomplishing the purposes of the long-term goals of the Company. The Compensation Committee does not apply a formula assigning specific weights to any of these factors when making its determination. The Compensation Committee awards incentive stock options on a subjective basis and such awards depend in each case on the performance of the executive under consideration, and in the case of new hires, their potential performance. See “2004 Stock Incentive Plan” for additional information.

Option awards under the 2004 Equity Incentive Plan are generally awarded upon initial employment and on an annual basis thereafter. Options generally vest one-third one year after the date of grant and one-third on each of the next two anniversaries.

On July 7, 2006, we applied for exemptive relief with the SEC in order to permit us to issue restricted stock pursuant to the 2004 Equity Incentive Plan and the 2006 Non-Employee Director Plan (together, the “Plans”). The SEC has commenced its review of the exemptive application and we are currently responding to questions on the relief request, but as of the date hereof, we have not received approval of the application and accordingly cannot evaluate when or if an order regarding our application may be granted.

We believe that the issuance of restricted stock permits us to provide long-term incentives to attract experienced business professionals who might otherwise elect to become employed with private equity, mezzanine lenders, venture capital firms or hedge funds.

Under the Plans, grants of restricted shares cannot exceed 10% of our issued and outstanding shares of stock at any time and grants of restricted stock and options together, cannot exceed 25 percent of the issued and outstanding shares of stock at any time. If any awards of restricted stock awards are made, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. All awards granted under the Plans will be in the form stock options if we do not receive exemptive relief from the SEC to issue restricted stock. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year.

Benefits and Perquisites

In addition to base salaries, annual cash bonuses and incentive stock option awards, we provide our executives with certain other benefits to assist in remaining competitive in the marketplace. All executive officers and other full-time employees receive general health and welfare benefits, which consist of life and health insurance benefits and the opportunity to participate in our defined contribution 401(k) plan. Our 401(k) plan does not currently provide for a match of contributions by the Company. Our executive officers receive the same benefits and perquisites as our full-time employees. Other than the benefits described above, our executive officers do not receive any other benefits or perquisites from the Company.

Tax and Accounting Implications

Stock-Based Compensation. The Company accounts for stock-based compensation, including options granted pursuant to its 2004 Equity Incentive Plan in accordance with the requirements of SFAS No. 123R.

Deductibility of Executive Compensation. Our compensation philosophy and policies are intended to comply with Code Section 162(m) and related regulations, which establish certain requirements in order for performance-based compensation in excess of $1,000,000 paid to certain executive officers to be deductible by

us. In establishing and administering our compensation programs, the Compensation Committee generally intends that performance-based compensation will be deductible under Code Section 162(m), although we retain the flexibility to pay compensation that is not eligible for such treatment if it is in our best interest to do so.

Establishing Compensation Levels

Role of the Compensation Committee and Management

The Compensation Committee is comprised entirely of independent directors who are also non-employee directors as defined in Rule 16b-3 under the Securities Exchange Act of 1934 and independent directors as defined by Nasdaq Global Market rules.

The Compensation Committee operates pursuant to a charter that sets forth the mission of the Compensation Committee and its specific goals and responsibilities. The Compensation Committee Charter is available on our website at www.herculestech.com. The Compensation Committee evaluates the compensation of the executive officers and their performance relative to their compensation to assure that they are compensated effectively in a manner consistent with the compensation philosophy discussed above. In addition, the Compensation Committee evaluates and makes recommendations to the Board regarding the compensation of the directors.

The key member of management involved in the compensation process is our Chief Executive Officer, Manuel Henriquez. Mr. Henriquez identifies certain corporate and executive performance objectives that have been established to achieve short-term and long-term objectives that are used to determine total compensation. Mr. Henriquez also recommends the overall funding level for the annual cash bonus plan. Mr. Henriquez’s recommendations are presented to the Compensation Committee for review and approval, but he is not a member of the Compensation Committee and is not involved in the deliberations of the Committee.

The Compensation Committee makes all decisions with respect to compensation of the named executive officers, subject to review and approval by the full Board of Directors. The Chief Executive Officer reviews the performance of our executive officers (other than himself) and, based on that review, provides input regarding the performance of the other executive officers and makes recommendations for compensation amounts payable to the other executive officers, including the other named executive officers. Our Compensation Committee meets outside of the presence of the Chief Executive Officer when reviewing and determining his compensation.

Company Compensation Policies

In determining the individual compensation for the Company’s executives and employees, the Compensation Committee considers the total compensation to be awarded to each executive and employee and exercises discretion in determining the portion allocated to the various components of total compensation. We believe that the focus on total compensation provides the ability to align compensation decisions with short-term and long-term needs of the business. This approach also allows for the flexibility needed to recognize differences in performance by providing differentiated compensation plans to its executives and employees.

Assessment of Company Performance

In determining the 2006 annual cash bonuses for the executives, the Compensation Committee considered the achievement of certain corporate and executive performance objectives and the short-term and long-term objectives of the company as described above. During 2006, we achieved several strategic investment and operational goals and objectives, including increasing revenues to $29.5 million representing a 177% increase over 2005 revenues of $10.7 million, generating $3.3 million in net realized gains attributed to sales of warrants and equity in four portfolio companies, raising approximately $143 million in net proceeds from the sale of our common stock, increasing our credit facility from $100 million to $150 million, investing $193 million in 35 total portfolio companies, paying $1.20 in dividends to stockholders, and expanding its organizational capabilities through growth in investment talent in our Palo Alto office and regional offices in Boulder and Boston.

Determination of 2006 Salaries of Named Executive Officers

The Compensation Committee reviews the components of the compensation provided to our executives.

Individual compensation levels for executives are determined based on individual performance and the achievement of certain corporate and executive performance objectives that have been established to achieve our short-term and long-term objectives.

Increases to base salary are awarded when necessary to address significant changes in the external competitive market for a given position, to recognize an executive for assuming significant additional responsibilities and his/her related performance, or to achieve an appropriate competitive level due to a promotion. Annual increases are generally approved by the Compensation Committee in June or July of each year.

During fiscal 2006, Messrs. Henriquez, Lund, Harvey, Bhaumik and Shah received base salaries of $550,000, $200,000, $190,000, $210,000 and $210,000, respectively, and base salaries in 2005 of $550,000, $160,000, $150,000, $175,000 and $175,000, respectively.

Determination of 2006 Annual Cash Bonus for Named Executive Officers

In determining the amount of an executive’s variable compensation—the annual cash bonus—the Compensation Committee evaluates the executive’s performance based on qualitative and quantitative measures. For example, new funding originations during the year, yields on our investment portfolio, realized and unrealized gains, credit performance of the investment portfolio, operating efficiency, information system improvements, timeliness of public reporting, amongst other things. Within those guidelines, the Committee considers the overall funding available for such awards, the executive’s performance, and the desired mix between the various components of total compensation. Discretion is exercised in determining the overall total compensation to be awarded to the executive. As a result, the amounts delivered in the form of an annual cash bonus are designed to work together in conjunction with base salary to deliver an appropriate total compensation level to the executive.

We believe that the discretionary design of our variable compensation program supports its overall compensation objectives by allowing for significant differentiation of compensation based on individual performance and by providing the flexibility necessary to ensure that compensation packages for its executives are competitive relative to its market.

During fiscal 2006, Messrs. Henriquez, Lund, Harvey, Bhaumik and Shah received cash bonuses of $1,000,000, $100,000, $100,000, $25,000 and $272,500, respectively, as compared to cash bonuses for 2005 of $700,000, $50,000, $100,000, $65,000 and $150,000, respectively.

Incentive Stock Option Awards

Our principal objective in awarding incentive stock option awards to the eligible executive officers and employees is to align each optionee’s interests with our success and the financial interests of our stockholders by linking a portion of such optionee’s compensation with the long-term performance. The Compensation Committee awards incentive stock option awards on a subjective basis and such awards depend in each case on the performance of the executive and employee under consideration, and in the case of new hires, their potential performance. Incentive stock option awards are priced at the closing price of the stock on the date the Committee meets and the grant is issued. The Compensation Committee takes into account whether there is material non-public information related to the Company at the time of the option grant, among other factors, when granting stock options. See “2004 Equity Incentive Plan” for additional information.

Potential Payments Upon Termination or Change of Control

Upon specified covered transactions (as defined in the 2004 Equity Incentive Plan), in which there is an acquiring or surviving entity, the Board may provide for the assumption of some or all outstanding awards, or for the grant of new awards in substitution, by the acquiror or survivor or an affiliate of the acquiror or survivor, in each case on such terms and subject to such conditions as the Board determines. In the absence of such an assumption or if there is no substitution, except as otherwise provided in the award, each award will become fully exercisable prior to the covered transaction on a basis that gives the holder of the award a reasonable opportunity, as determined by the Board, to participate as a stockholder in the covered transaction following exercise, and the award will terminate upon consummation of the covered transaction. A covered transaction includes the following: (i) a merger or other transaction that results in the common stock of the company being acquired by a single person or group; (ii) a sale of substantially all of the company’s assets; or (iii) a dissolution or liquidation of the company; (iv) a change in a majority of the board’s composition unless approved by a majority of the directors continuing in office.

No executive officer or employee of the Company has a written employment or severance agreement. As a result, no executive officer is entitled to any severance payments.

Compensation Committee Report

March 28, 2007

The compensation committee determines the compensation for our executive officers based upon recommendations from management. The compensation committee administers our stock incentive arrangements with our officers and employees. The compensation committee currently consists of Messrs. Woodward, Badavas and Chow, all of whom are considered independent under the rules promulgated by the Nasdaq Stock Market and are not “interested persons” of Hercules, as defined in Section 2(a)(19) of the Investment Company Act of 1940.

Based on the compensation committee’s deliberations and discussions with management, the compensation committee recommends that the Board of Directors include the Compensation Discussion and Analysis in the company’s proxy statement for the 2007 annual meeting of stockholders for filing with the Securities and Exchange Commission.

Respectfully Submitted,

The Compensation Committee

Allyn C. Woodward, Jr., Chairman
Robert P. Badavas
Joseph W. Chow

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

Compensation Committee Interlocks and Insider Participation

All members of the Compensation Committee are independent directors and none of the members are present or past employees of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K under the Exchange Act; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board of directors.

Summary Compensation Table

The following table sets forth the compensation earned by our chief executive officer, chief financial officer and the three other most highly paid executives for services rendered to the Company and its subsidiaries for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)		Total ($)
Chief Executive Officer
Manuel A. Henriquez	2006	$466,667	$1,000,000	$279,200	(3)	$1,745,867

Chief Financial Officer
David M. Lund	2006	180,000	100,000	26,900	(4)	306,900

Chief Legal Officer
H. Scott Harvey	2006	170,100	100,000	66,800	(5)	336,900

Senior Managing Director
Samir Bhaumik	2006	195,417	25,000	43,400	(6)	263,817

Senior Managing Director
Parag I. Shah	2006	195,417	272,500	41,500	(7)	509,417

(1)	Salary column represents base salary compensation received by each named executive officer during fiscal 2006.
(2)	The amounts reported in the Option Awards column represents the portion of the grant date fair value of the stock option grants made to the Named Executive Officers during 2006 and in prior years that was recognized as expense for financial reporting purposes during 2006 in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.” See “Critical Accounting Policies” section of the MD&A in the Company’s Annual Report for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.
(3)	Represents expense in 2006 for options to purchase 702,400 shares of our common stock issued under our 2004 Equity Incentive Plan.
(4)	Represents expense in 2006 for options to purchase 85,000 shares of our common stock issued under our 2004 Equity Incentive Plan.
(5)	Represents expense in 2006 for options to purchase 171,000 shares of our common stock issued under our 2004 Equity Incentive Plan.
(6)	Represents expense in 2006 for options to purchase 137,900 shares of our common stock issued under our 2004 Equity Incentive Plan.
(7)	Represents expense in 2006 for options to purchase 137,900 shares of our common stock issued under our 2004 Equity Incentive Plan.

Grants of Plan Based Awards

The following table sets forth certain information with respect to the options granted during the fiscal year ended December 31, 2006 to each of our named executive officers listed in the Summary Compensation Table:

Name and Principal Position	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(1)(2)
Chief Executive Officer
Manuel A. Henriquez	06/16/06	97,400	$12.14	$124,800

Chief Financial Officer
David M. Lund	06/16/06	45,000	$12.14	57,600

Chief Legal Officer
H. Scott Harvey	06/16/06	30,000	$12.14	38,400

Senior Managing Director
Samir Bhaumik	06/16/06	93,900	$12.14	120,300

Senior Managing Director
Parag I. Shah	06/16/06	94,400	$12.14	120,900

(1)	Options generally vest 33% one year after the date of grant and one-third on each of the next two anniversaries. All options may be exercised for a period ending seven years after the date of grant.
(2)	The amounts reported in the Option Awards column represents the grant date fair value of the stock option grants made to the Named Executive Officers during 2006 in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-based Payments.” See “Critical Accounting Policies” section of the MD&A in the Company’s Annual Report for the year ended December 31, 2006 regarding assumptions underlying valuation of equity awards.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding incentive stock option awards classified as exercisable and unexercisable as of December 31, 2006 for each of the named executive officers:

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date
Chief Executive Officer
Manuel A. Henriquez	125,000	—	$15.00	06/23/11
	302,500	302,500	13.00	06/17/12
	—	97,400	12.14	06/16/13
Chief Financial Officer
David M. Lund	18,889	21,111	13.00	07/15/12
	—	45,000	12.14	06/16/13
Chief Legal Officer
H. Scott Harvey	12,821	—	15.00	06/23/11
	70,500	70,500	13.00	06/17/12
	—	30,000	12.14	06/16/13
Senior Managing Director
Samir Bhaumik	4,500	1,500	15.00	12/13/11
	19,000	19,000	13.00	06/17/12
	—	93,900	12.14	06/16/13
Senior Managing Director
Parag I. Shah	4,125	1,375	15.00	12/13/11
	19,000	19,000	13.00	06/17/12
	—	94,400	12.14	06/16/13

(1)	No options were exercised or transferred during the year ended December 31, 2006.
(2)	Options expiring in 2011 to Messrs. Henriquez and Harvey were 100% vested on the date of grant. Options expiring to Messrs. Bhaumik and Shah in 2011 were 25% vested one year after the date of grant and ratably over the succeeding 24 months. All other options vest 33% one year after the date of grant and one-third on each of the next two anniversaries. All options may be exercised for a period ending seven years after the date of grant.

Compensation of Directors

The Compensation Committee engages an outside compensation consultant to review the competitiveness and effectiveness of our director compensation program relative to market practices within a select group of peers based on market size, industries, geographic regions and other factors. We historically have retained Watson Wyatt Worldwide, Inc. to act as its compensation consultant regarding independent director compensation. The consultant recommends to the Compensation Committee the mix of cash versus equity compensation to be offered as well as the types of long-term incentives to be granted.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our directors during the fiscal year ended 2006.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Robert P. Badavas	$204,215	$—	$—	$—	$204,215
Joseph W. Chow	521,085	—	—	—	521,085
Allyn C. Woodward, Jr.	524,835	—	—	—	524,835
Manuel A. Henriquez(3)	—	—	—	—	—

(1)	During 2006, Messrs. Badavas, Chow and Woodward were awarded additional fees of $125,465, $374,085 and $374,085 respectively. Messrs. Badavas, Chow and Woodward elected to receive 5,001, 15,000 and 15,000 shares of our common stock, respectively, in lieu of a portion of the cash payment. The total value of the shares issued for services in fiscal 2006 was $65,368, $194,900 and $194,900 for Messrs. Badavas, Chow and Woodward, respectively.
(2)	As part of our plan to compensate our non-employee directors, Messrs. Chow and Woodward were granted options to purchase shares of our common stock when they joined the board of directors in 2004. Pursuant to the requirements of the 1940 Act, we cancelled these options when we elected to be regulated as a business development company in 2005. On February 15, 2007, we received exemptive relief from the SEC to issue stock options to our non-employee directors, though no options have been granted yet.
(3)	As an employee director, Mr. Henriquez does not receive any compensation for his service as a director. The compensation Mr. Henriquez receives as Chief Executive officer of the company is disclosed in the Summary Compensation Table.

As compensation for serving on our Board, each of our independent directors receives an annual fee of $50,000 and the chairperson of each committee receives an additional $15,000 annual fee. Each independent director also receives $2,000 for each Board or committee meeting they attend, whether in person or telephonically. Employee directors and non-independent directors will not receive compensation for serving on the Board. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending meetings of the Board.

Directors do not receive any perquisites or other personal benefits from the Company.

Under current SEC rules and regulations applicable to business development companies, a business development company may not grant options to non-employee directors, unless it receives exemptive relief from the SEC. On June 21, 2005, we applied for exemptive relief from the SEC to permit us to grant options to purchase shares of our common stock to our non-employee directors as a portion of their compensation for service on our Board and on February 15, 2007, we received approval from the SEC on this exemptive request. No stock options were granted to our non-employee directors as of December 31, 2006.

2004 Equity Incentive Plan

Our Board of Directors and our stockholders have approved the 2006 Amendment and Restatement of the Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan, for the purpose of attracting and retaining the services of executive officers, directors and other key employees. Under the 2004 Equity Incentive Plan, our Compensation Committee may award incentive stock options within the meaning of Section 422 of the Code, or ISOs, to employees, and nonstatutory stock options to employees and directors.

Under the 2004 Equity Incentive Plan, we have authorized for issuance up to 7,000,000 shares of common stock. Participants in the 2004 Equity Incentive Plan may receive awards of options to purchase our common stock, as determined by our Compensation Committee. Options granted under the 2004 Equity Incentive Plan generally may be exercised for a period of no more than ten years from the date of grant unless the option agreement provides for an earlier expiration. Unless sooner terminated by our Board of Directors, the 2004

Equity Incentive Plan will terminate on the tenth anniversary of its adoption and no additional awards may be made under the 2004 Equity Incentive Plan after that date. The 2004 Equity Incentive Plan provides that all awards granted under the plan are subject to modification as required to ensure that such awards do not conflict with the requirements of the 1940 Act applicable to us.

Options granted under the 2004 Equity Incentive Plan will entitle the optionee, upon exercise, to purchase shares of common stock from us at a specified exercise price per share. ISOs must have a per share exercise price of no less than the current market value of a share of stock on the date of the grant or, if the optionee owns or is treated as owning (under Section 424(d) of the Code) more than 10% of the total combined voting power of all classes of our stock, 110% of the fair market value of a share of stock on the date of the grant. Nonstatutory stock options granted under the 2004 Equity Incentive Plan must have a per share exercise price of no less than the fair market value of a share of stock on the date of the grant. Options will not be transferable other than by laws of descent and distribution, or in the case of nonstatutory stock options, by gift, and will generally be exercisable during an optionee’s lifetime only by the optionee.

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

2006 Non-Employee Director Plan

Our Board of Directors and stockholders have approved the 2006 Non-employee Director Plan (the “Director Plan”). Under current SEC rules and regulations applicable to business development companies, a business development company may not grant options to non-employee directors. On February 15, 2007, we received exemptive relief from the SEC to permit us to grant options to purchase shares of our common stock to our non-employee directors as a portion of their compensation for service on our Board. The following is a summary of the material features of the Director Plan.

The Company has instituted the Director Plan for the purpose of advancing the interests of the Company by providing for the grant of awards under the Director Plan to eligible non-employee Directors. The Director Plan authorizes the issuance of non-statutory stock options (“NSOs”) to non-employee Directors to purchase shares of common stock at a specified exercise price per share. NSOs granted under the Director Plan will have a per share exercise price of no less than the current market value of a share of stock as determined in good faith by the Board on the date of the grant.

Under the Director Plan, non-employee Directors will each receive an initial grant of an option, to purchase shares of common stock. In addition, options granted to the Company’s non-employee Directors will generally vest over two years, in equal installments on each of the first two anniversaries of the date of grant. The Compensation Committee has the authority to adjust the number of shares available for options, the number of shares subject to outstanding options under the Director Plan and the exercise price of options; provided, however, that the exercise price of options granted under the Director Plan will not be adjusted unless the Company receives an exemptive order from the SEC or written confirmation from the staff of the SEC that the Company may do so (except for adjustments resulting from changes in the Company’s capital structure, such as stock dividends, stock splits and reverse stock splits).

Unless sooner terminated by the Board, the Director Plan will terminate on the tenth anniversary of its adoption and no additional awards may be made under the Director Plan after that date. The Director Plan provides that all awards granted under the Director Plan are subject to modification as required to ensure that such awards do not conflict with the requirements of the 1940 Act.

The Board will determine the period during which any options granted under the Director Plan shall remain exercisable, provided that no option will be exercisable after the expiration of ten years from the date on which it was granted. Options granted under the Director Plan are not transferable other than by will or the laws of descent and distribution, or by gift, and will generally be exercisable during a non-employee Director’s lifetime only by such non-employee Director. In general, any portion of any options that are not then exercisable will terminate upon the termination of the non-employee Director’s services to the Company. Generally, any portion of any options that are exercisable at the time of the termination of the non-employee Director’s services to the Company will remain exercisable for the lesser of (i) a period of three months (or one year if the non-employee Director’s services to the Company terminated by reason of the non-employee Director’s death) or (ii) the period ending on the latest date on which such options could have been exercised had the non-employee Director’s services to the Company not terminated. In addition, if the Board determines that a non-employee Director’s service to the Company terminated for reasons that cast such discredit on the non-employee Director as to justify immediate termination of the non-employee Director’s options, then all options then held by the non-employee Director will immediately terminate.

The Compensation Committee administers the Director Plan. Under the Director Plan, options may be granted from time-to-time for up to a maximum of 1,000,000 shares of common stock. No options have been issued pursuant to the Director Plan.

If there is a change in the capital structure of the Company by reason of a stock dividend, stock split or combination of shares (including a reverse stock split), recapitalization or other change in the Company’s capital structure, the Board will make appropriate adjustments to the number and class of shares of stock subject to the Director Plan and each option outstanding under it. In the event of a consolidation, merger, stock sale, a sale of all or substantially all of the Company’s assets, a dissolution or liquidation of the Company or other similar events (a “Covered Transaction”), the Board may provide for the assumption of some or all outstanding options or for the grant of new substitute options by the acquirer or survivor. If no such assumption or substitution occurs, all outstanding options will become exercisable prior to the Covered Transaction and will terminate upon consummation of the Covered Transaction.

On February 15, 2007, we received approval from the SEC to grant awards to our non-employee directors. We intend to award options under the Director Plan on an annual basis, though the amount of options that may be granted are limited by the terms of the Director Plan, which prohibits any grant that would cause the Company to be in violation of Section 61(a)(3) of the 1940 Act.

The Board may at any time or times amend the Director Plan or any outstanding awards for any purpose which may at the time be permitted by law, and may at any time terminate the Director Plan as to any future grants of awards; provided, that except as otherwise expressly provided in the Director Plan the Board may not, without the participant’s consent, alter the terms of an award so as to affect adversely the participant’s rights under the award, unless the Board expressly reserved the right to do so at the time of the grant of the award.

We intend to issue options and restricted shares to each of Messrs. Badavas, Chow and Woodward.

Exemptive Relief Application for Restricted Stock Awards

On July 7, 2006, we applied for exemptive relief with the SEC in order to permit us to issue restricted stock pursuant to the 2004 Equity Incentive Plan and the 2006 Non-Employee Director Plan (together, the “Plans”). The SEC has commenced its review of the exemptive application and we are currently responding to questions on the relief request, but as of the date hereof, we have not received approval of the application and accordingly cannot evaluate when or if an order regarding our application may be granted.

We believe that the issuance of restricted stock permits us to provide long-term incentives to attract experienced business professionals who might otherwise elect to become employed with private equity, mezzanine lenders, venture capital firms or hedge funds.

Under the Plans, grants of restricted shares cannot exceed 10% of our issued and outstanding shares of stock at any time and grants of restricted stock and options together, cannot exceed 25 percent of the issued and outstanding shares of stock at any time. If any awards of restricted stock are made, such awards will reduce on a percentage basis the total number of shares of stock for which options may be awarded. All awards granted under the Plans will be in the form stock options if we do not receive exemptive relief from the SEC to issue restricted stock. No more than 1,000,000 shares of our common stock may be made subject to awards under the Stock Plan to any individual in any year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (c)
Equity compensation plans approved by stockholders	1,937,564	$12.79	5,966,841
Equity compensation plans not approved by stockholders	0	$0.00	0

Total	1,937,564	$12.79	5,966,841

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 29, 2007, the beneficial ownership of each current director, the nominee for director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting or investment power with respect to the securities. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 29, 2007 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 23,090,751 shares of common stock outstanding as of March 29, 2007.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by spouses under applicable law, and maintains an address of c/o Company. Our address is 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percentage of Class
Interested Director
Manuel A. Henriquez(1)	1,067,499	4.6%

Independent Directors
Robert P. Badavas	12,001	*
Joseph W. Chow(2)	30,126	*
Allyn C. Woodward, Jr.	24,016	*

Executive Officers
Samir Bhaumik(3)	53,458	*
James C. Crumpton(4)	—	—
H. Scott Harvey(5)	117,188	*
David M. Lund(6)	27,769	*
Parag I Shah(7)	46,838	*
Shane A. Stettenbenz(8)	62,918	*

Executive officers and directors as a group(9)	1,441,814	6.2%

Other
Farallon Capital Management, L.L.C.(10)(11) One Maritime Plaza, Suite 1325 San Francisco, CA 94111	2,006,181	8.7%

T. Rowe Price Associates, Inc.(11) 100 E. Pratt Street Baltimore, MD 21202	1,631,668	7.1%

Dreman Value Management L.L.C.(11) Harbor Side Financial Center Plaza 10, Suite 800 Jersey City, NJ 07311	1,474,567	6.4%

Deutsche Asset Management(11) 745 Fifth Avenue, 18th Floor New York, NY 10151	1,465,767	6.3%

JMP Group LLC(11)(12) 600 Montgomery Street, Suite 1100 San Francisco, CA 94111	1,342,411	5.8%

Jolson 1996 Trust(13)	645,942	2.8%

*	Less than 1%
(1)	Includes 511,528 shares of common stock that can be acquired upon the exercise of outstanding options. Includes shares of our common stock held by certain trusts controlled by Mr. Henriquez.
(2)	Includes 794 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants.
(3)	Includes 3,797 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants and 28,778 shares of common stock that can be acquired upon the exercise of outstanding options.
(4)	Mr. Crumpton joined the Company on April 10, 2007, and, as such, did not beneficially own any shares of our common stock as of March 29, 2007.
(5)	Includes 4,279 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants and 102,904 shares of common stock that can be acquired upon the exercise of outstanding options.
(6)	Includes 24,444 shares of common stock that can be acquired upon the exercise of outstanding options.

(7)	Includes 2,994 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants and 28,403 shares of common stock that can be acquired upon the exercise of outstanding options.
(8)	Includes 60,694 shares of common stock that can be acquired upon the exercise of outstanding options.
(9)	Includes 11,864 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants and 756,751 shares of common stock that can be acquired upon exercise of outstanding options.
(10)	Farallon Capital Management, L.L.C. may be deemed to beneficially own shares of our common stock held of record by certain investment funds affiliated with Farallon Capital Management, L.L.C.
(11)	Information about the beneficial ownership of our principal stockholders is derived from filings made by them with the SEC.
(12)	Includes 152,797 shares of common stock that can be acquired upon the exercise of outstanding 5-year warrants. JMP Group LLC may be deemed to beneficially own shares of our common stock, including shares of common stock issuable upon the exercise of outstanding 5-year warrants, held of record by certain investment funds for which its wholly-owned subsidiary, JMP Asset Management LLC, acts as either general partner or investment adviser. JMP Group LLC and JMP Asset Management LLC each disclaim beneficial ownership of all shares held of record by the funds to the extent attributable to partnership or equity interests therein held by persons other than JMP Group LLC, JMP Asset Management LLC, or their affiliates. Joseph A. Jolson serves as Chief Executive Officer of JMP Group LLC.
(13)	Includes 548,280 shares of our common stock and 52,994 shares of our common stock issuable upon the exercise of outstanding 5-year warrants held by the Jolson 1996 Trust. Joseph A. Jolson serves as the trustee of the Jolson 1996 Trust and, as a result, may be deemed to beneficially own such shares of common stock, including such 5-year warrants to purchase shares of common stock. This does not include 54,996 shares of our common stock and 9,008 shares of our common stock issuable upon the exercise of 5-year warrants held by the Jolson Family Foundation. Mr. Jolson may be deemed to beneficially own the shares of common stock, including the 5-year warrants to purchase common stock held of record by the Jolson Family Foundation, for which he serves as the President. Mr. Jolson disclaims beneficial ownership of all such shares held by the Jolson Family Foundation.

Item 13. Certain Relationships and Related Transactions and Director Independence

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

We have entered into a letter agreement with Farallon Capital Management, L.L.C. that provides that prior to the date that is two years after certain investment funds controlled by Farallon Capital Management, L.L.C. cease to own at least 10% of our outstanding common stock and without the written consent of Farallon Capital Management, L.L.C., we will not (i) take any action to alter or repeal the resolution adopted by our board exempting from the Business Combination Act any business combination between us and certain investment funds managed by Farallon Capital Management, L.L.C. in a manner that would make the Business Combination Act applicable to acquisitions of our stock by such investment funds or (ii) amend the applicable provision of our bylaws in a manner that would make the Control Share Acquisition Act applicable to an acquisition of the Company’s common stock by investment funds controlled by Farallon Capital Management, L.L.C.

We have also entered into a letter agreement with JMP Asset Management LLC that provides that prior to the date that is two years after certain investment funds controlled by JMP Asset Management LLC cease to own at least 10% of our outstanding common stock and without the written consent of JMP Asset Management LLC that we will not (i) take any action to alter or repeal the resolution adopted by our board exempting from the Business Combination Act any business combination between us and certain investment funds managed by JMP Asset Management LLC in a manner that would make the Business Combination Act applicable to acquisitions of our stock by such investment funds or (ii) amend the applicable provision of our bylaws in a manner that would make the Control Share Acquisition Act applicable to an acquisition of the Company’s common stock by investment funds controlled by JMP Asset Management LLC.

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

On April 12, 2005, we entered into our Bridge Loan Credit Facility with Alcmene Funding, LLC, a special purpose entity affiliated with Farallon Capital Management, L.L.C., one of our significant stockholders. In connection with the closing of the Bridge Loan Credit Facility, we paid a $500,000 upfront fee and will be obligated to pay additional fees under the terms of the facility. On August 1, 2005, we amended our Bridge Loan Credit Facility. The amendment agreement extended the term of the loan to April 12, 2006, eliminated the loan extension fee, revised the interest rate effective August 1, 2005 to LIBOR plus 5.6% through December 31, 2005 and thereafter to 13.5% per annum, and amended certain collateral rights and financial covenants. The loan fees are being amortized over the remaining ten-month period. On March 6, 2006, we entered into an amendment of our Bridge Loan Facility pursuant to which we repaid $10 million to Alcmene Funding LLC, extended the maturity date to June 30, 2006 and decreased the interest rate to 10.86%. During the year ended December 31, 2006, we fully repaid $25.0 million under our Bridge Loan Credit Facility to an affiliate of Farallon Capital Management, L.L.C. and repaid a net $10.0 million under our Citigroup Facility.

At March 2, 2006, we entered into an agreement with various affiliates of Farallon Capital Management, L.L.C. to sell $5 million of common stock, priced at the net asset value on February 28, 2006. On March 20, 2006, we completed the sale of 432,900 shares of common stock to the Farallon funds at a price per share of $11.55, which was the net asset value per share at February 28, 2006.

On June 8, 2005, we entered into an Underwriting Agreement with JMP Securities LLC pursuant to which JMP Securities LLC purchased 4,200,000 shares of our common stock and served as the lead underwriter in our initial public offer.

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

In the ordinary course of business, we enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and directors.

We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. The board of directors reviews these procedures on an annual basis.

In addition, our code of ethics, which is signed by all employees and directors, requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company. Pursuant to the code of ethics, which is available on our website at www.herculestech.com, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to the Audit Committee. The Audit Committee is charged with monitoring and making recommendations to the board of directors regarding policies and practices relating to corporate governance. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by the board of directors.

Director Independence

Our Board of Directors currently consists of four members, one who is an “interested person” of Hercules Technology Growth Capital as defined in Section 2(a)(19) of the 1940 Act and three who are not interested persons and who we refer to as our independent directors. Each member of the Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee is independent as defined by Section 2(a)(19) of the 1940 Act. See Item 10. Directors, Executive Officers and Corporate Governance for information regarding our committee membership.

Item 14. Principal Accountant Fees and Services

The Audit Committee and the non-interested Directors have selected Ernst & Young LLP to serve as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007. This selection is subject to ratification or rejection by the stockholders of the Company.

Ernst & Young LLP has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates. It is expected that a representative of Ernst & Young LLP will be present at the Meeting and will have an opportunity to make a statement if he or she chooses and will be available to answer questions.

Fees Paid to Ernst & Young LLP for 2006 and 2005

The following aggregate fees were billed to the Company by Ernst & Young LLP during 2006 and 2005.

	Fiscal Year Ended December 31, 2006	Fiscal Year Ended December 31, 2005
Audit Fees	$726,602	$488,119
Audit-Related Fees	—	—
Tax Fees	90,295	—
Other Fees	2,260	—
Total Fees:	$819,157	$488,119

Services rendered by Ernst & Young in connection with fees presented above were as follows:

Audit Fees. In fiscal year 2006 and 2005, audit fees include fees associated with the annual audit of the Company’s financial statements, audit of management’s report on internal control over financial reporting, the quarterly reviews of the financial statements included in the Company’s Form 10-Q filings, and comfort letters and consents included in other SEC filings.

Audit-Related Fees. We did not incur any audit-related fees during 2006 or 2005. Examples of such services would include assurance related services such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees in fiscal years 2006 include professional fees for tax compliance and tax advice.

All Other Fees. relate to fees billed for an on-line technical accounting software service. The Audit Committee has considered the compatibility of non-audit services with the auditor’s independence.

Audit Committee Report

The Audit Committee of the Board (the “Audit Committee”) operates under a written charter adopted by the Board effective as of February 17, 2005. The Audit Committee is currently composed of Messrs. Badavas, Chow and Woodward.

Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. The Audit Committee’s responsibility is to monitor and oversee these processes. The Audit Committee is also directly responsible for the appointment, compensation and oversight of the Company’s independent registered public accounting firm.

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Ernst & Young LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

Review with Management

The Audit Committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to the Audit Committee that the Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Review and Discussion with Independent Registered Public Accounting Firm

The Audit Committee has discussed with Ernst & Young LLP, the Company’s independent registered public accounting firm, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees). The Audit Committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the auditors the auditors’ independence. The Audit Committee has also considered the compatibility of non-audit services with the auditors’ independence.

During 2006, the Audit Committee met with members of senior management and the independent registered public accounting firm to review the certifications provided by the Chief Executive Officer and Chief Financial Officer under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the rules and regulations of the SEC and the overall certification process. At these meetings, company officers reviewed each of the Sarbanes-Oxley certification requirements concerning internal control over financial reporting and any fraud, whether or not material, involving management or other employees with a significant role in internal control over financial reporting.

Conclusion

Based on the Audit Committee’s discussion with management and the independent registered public accounting firm, the Audit Committee’s review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Audit Committee, the Audit Committee recommended that the Board include the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the SEC. The Audit Committee also recommended the selection of Ernst & Young LLP to serve as the independent registered public accounting firm for the year ended December 31, 2007.

Respectfully Submitted,

The Audit Committee

Robert P. Badavas, Chairman
Joseph W. Chow
Allyn C. Woodward, Jr

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: April 26, 2007	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.