Form 10-Q
period 2007-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2007-05-08
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00702

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	743113410
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Hamilton Ave., Suite 310 Palo Alto, California 94301	94301
(Address of Principal Executive Offices)	(Zip Code)

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

On May 8, 2007, there were 23,102,418 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2007 (unaudited)	December 31, 2006
Assets
Investments, at value (cost of $338,325,156 and $279,946,465, respectively)	$342,483,418	$283,233,751
Deferred loan origination revenue	(4,312,934)	(3,450,971)
Cash and cash equivalents	41,488,328	16,404,214
Interest receivable	3,976,516	2,906,831
Other assets	2,636,706	2,048,384

Total assets	386,272,034	301,142,209

Liabilities
Accounts payable	1,115,721	540,376
Accrued liabilities	2,545,573	4,189,011
Short-term loans payable	113,000,000	41,000,000

Total liabilities	116,661,294	45,729,387

Net assets	$269,610,740	$255,412,822

Net assets consist of:
Par value	$23,091	$21,927
Capital in excess of par value	271,996,278	257,234,729
Unrealized appreciation on investments	3,676,707	2,860,654
Accumulated realized gains (losses) on investments	(1,682,312)	(1,972,014)
Distributions in excess of investment income	(4,403,024)	(2,732,474)

Total net assets	$269,610,740	$255,412,822

Shares of common stock outstanding ($0.001 par value, 60,000,000 authorized)	23,090,751	21,927,034

Net asset value per share	$11.68	$11.65

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(unaudited)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (1.57%)*(4)	Drug Discovery	Senior Debt
		Matures June 2009 Interest rate 10.25%	$3,868,591	$3,793,731	$3,793,731
		Preferred Stock Warrants		69,106	413,349
		Preferred Stock Warrants		34,996	32,709
Acceleron Pharmaceuticals, Inc. (0.41%)		Preferred Stock		1,000,000	1,111,112

Total Acceleron Pharmaceuticals, Inc.				4,897,833	5,350,901
Aveo Pharmaceuticals, Inc. (5.57%)(4)	Drug Discovery	Senior Debt
		Matures September 2009 Interest rate 10.75%	$15,000,000	14,863,247	14,863,247
		Preferred Stock Warrants		144,056	107,840
		Preferred Stock Warrants		46,288	41,439

Total Aveo Pharmaceuticals, Inc.				15,053,591	15,012,526
Elixir Pharmaceuticals, Inc. (3.71%)(4)	Drug Discovery	Senior Debt
		Matures June 2010 Interest rate Prime + 2.45%	$10,000,000	9,868,289	9,868,289
		Preferred Stock Warrants		149,510	139,244

Total Elixir Pharmaceuticals, Inc.				10,017,799	10,007,533
EpiCept Corporation (3.75%)(4)	Drug Discovery	Senior Debt
		Matures August 2009 Interest rate 11.70%	$10,000,000	9,377,181	9,377,181
		Common Stock Warrants		794,633	740,783

Total EpiCept Corporation				10,171,814	10,117,964
Memory Pharmaceuticals Corp. (2.13%)	Drug Discovery	Senior Debt
		Matures February 2011 Interest rate 11.45%	$6,000,000	4,966,633	4,966,633
		Common Stock Warrants		1,057,399	786,899

Total Memory Pharmaceuticals Corp.				6,024,032	5,753,532
Merrimack Pharmaceuticals, Inc. (2.28%)(4)	Drug Discovery	Convertible Senior Debt
		Matures October 2008 Interest rate 11.15%	$5,514,385	5,449,928	5,736,928
		Preferred Stock Warrants		155,456	398,921

Total Merrimack Pharmaceuticals, Inc.				5,605,384	6,135,849
Paratek Pharmaceuticals, Inc. (2.12%)(4)	Drug Discovery	Senior Debt
		Matures June 2008 Interest rate 11.10%	$5,675,635	5,622,203	5,622,203
		Preferred Stock Warrants		137,396	101,151

Total Paratek Pharmaceuticals, Inc.				5,759,599	5,723,354
Portola Pharmaceuticals, Inc. (5.57%)(4)	Drug Discovery	Senior Debt
		Matures September 2010 Interest rate Prime + 1.75%	$15,000,000	14,865,809	14,865,809
		Preferred Stock Warrants		151,557	139,614

Total Portola Pharmaceuticals, Inc.				15,017,366	15,005,423

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Sirtris Pharmaceuticals, Inc. (3.80%)(4)	Drug Discovery	Senior Debt
		Matures April 2011 Interest rate 10.60%	$10,000,000	9,928,937	9,928,937
		Preferred Stock Warrants		88,829	316,536
Sirtris Pharmaceuticals, Inc. (0.19%)		Preferred Stock		500,000	500,000

Total Sirtris Pharmaceuticals, Inc.				10,517,766	10,745,473

Total Drug Discovery (31.10%)				83,065,184	83,852,555

IKANO Communications, Inc. (8.38%)(4)	Communications &	Senior Debt
	Networking	Matures March 2011 Interest rate 11.00%	$22,500,000	$22,500,000	$22,500,000
		Preferred Stock Warrants		45,460	30,260
		Preferred Stock Warrants		72,344	50,900

Total IKANO C 3/4ommunications, Inc.				22,617,804	22,581,160
Interwise, Inc. (0.72%)(4)	Communications &	Senior Debt
	Networking	Matures August 2008 Interest rate 17.50%	$1,894,705	1,701,456	1,701,456
		Preferred Stock Warrants		268,401	237,599

Total Interwise, Inc.				1,969,857	1,939,055
Pathfire, Inc. (1.74%)(4)	Communications &	Senior Debt
	Networking	Matures December 2008 Interest rate Prime + 3.65%	$4,713,221	4,678,068	4,678,068
		Preferred Stock Warrants		63,276	13,390

Total Pathfire, Inc.				4,741,344	4,691,458
Ping Identity Corporation (0.92%)(4)	Communications &	Senior Debt
	Networking	Matures June 2009 Interest rate 11.50%	$2,343,556	2,309,476	2,309,476
		Preferred Stock Warrants		51,801	157,848

Total Ping Identity Corporation				2,361,277	2,467,324
Rivulet Communications, Inc. (1.30%)(4)	Communications &	Senior Debt
	Networking	Matures September 2009 Interest rate 10.60%	$3,500,000	3,463,969	3,463,969
		Preferred Stock Warrants		50,710	37,876
Rivulet Communications, Inc. (0.09%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,764,679	3,751,845
Simpler Networks Corp. (1.98%)(4)	Communications &	Senior Debt
	Networking	Matures July 2009 Interest rate 11.75%	$4,707,907	4,606,291	4,606,291
		Preferred Stock Warrants		160,241	733,919
Simpler Networks Corp. (0.19%)		Preferred Stock		500,000	500,000

Total Simpler Networks Corp.				5,266,532	5,840,210

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Wireless Channels, Inc. (4.63%)	Communications &	Senior Debt
	Networking	Matures April 2010 Interest rate 9.25%	$2,500,000	2,348,971	2,348,971
		Subordinated Debt
		Matures April 2010 Interest rate Prime + 4.25%	$10,000,000	10,000,000	10,000,000
		Preferred Stock Warrants		155,139	158,872

Total Wireless Channels, Inc.				12,504,110	12,507,843

Total Communications & Networking (19.95%)				53,225,603	53,778,895

Atrenta, Inc. (1.82%)(4)	Software	Senior Debt
		Matures June 2009 Interest rate 11.50%	$4,707,075	4,643,687	4,643,687
		Preferred Stock Warrants		102,396	194,647
		Preferred Stock Warrants		33,760	63,869
Atrenta, Inc. (0.09%)		Preferred Stock		250,000	250,000

Total Atrenta, Inc.				5,029,843	5,152,203
Blurb, Inc. (0.09%)	Software	Senior Debt
		Matures December 2009 Interest rate 9.55%	$250,000	$238,530	$238,530
		Preferred Stock Warrants		12,904	12,034

Total Blurb, Inc.				251,434	250,564
Compete, Inc. (1.31%)(4)	Software	Senior Debt
		Matures March 2009 Interest rate Prime + 3.50%	$3,530,663	3,490,402	3,490,402
		Preferred Stock Warrants		62,067	46,064

Total Compete, Inc.				3,552,469	3,536,466
Forescout Technologies, Inc. (1.11%)(4)	Software	Senior Debt
		Matures August 2009 Interest rate 11.15%	$2,500,000	2,455,217	2,455,217
		Revolving Line of Credit
		Matures August 2007 Interest rate Prime + 1.49%	$500,000	500,000	500,000
		Preferred Stock Warrants		55,593	48,020

Total Forescout Technologies, Inc.				3,010,810	3,003,237
GameLogic, Inc. (1.11%)(4)	Software	Senior Debt
		Matures December 2009 Interest rate Prime + 4.125%	$3,000,000	2,961,173	2,961,173
		Preferred Stock Warrants		52,604	39,291

Total GameLogic, Inc.				3,013,777	3,000,464
Gomez, Inc. (0.35%)(4)	Software	Senior Debt
		Matures December 2007 Interest rate 12.25%	$946,303	938,525	938,525
		Preferred Stock Warrants		35,000	14,466

Total Gomez, Inc.				973,525	952,991
HighRoads, Inc. (0.65%)(4)	Software	Senior Debt
		Matures February 2009 Interest rate 11.65%	$1,751,086	1,723,912	1,723,912
		Preferred Stock Warrants		44,466	33,159

Total HighRoads, Inc.				1,768,378	1,757,071

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Intelliden, Inc. (1.11%)	Software	Senior Debt
		Matures February 2010 Interest rate 13.20%	$3,000,000	2,985,453	2,985,453
		Preferred Stock Warrants		17,542	15,796

Total Intelliden, Inc.				3,002,995	3,001,249
Inxight Software, Inc. (1.39%)(4)	Software	Senior Debt
		Matures February 2008 Interest rate 10.00%	$3,747,308	3,729,819	3,729,819
		Preferred Stock Warrants		55,963	24,430

Total Inxight Software, Inc.				3,785,782	3,754,249
Oatsystems, Inc. (2.17%)(4)	Software	Senior Debt
		Matures September 2009 Interest rate 11.00%	$5,826,735	5,771,694	5,771,694
		Preferred Stock Warrants		67,484	50,437

Total Oatsystems, Inc.				5,839,178	5,822,131
Proficiency, Inc. (1.51%)(5)	Software	Senior Debt
		Matures July 2008 Interest rate 12.00%	$4,000,000	3,960,318	3,960,318
		Preferred Stock Warrants		96,370	106,725

Total Proficiency, Inc.				4,056,688	4,067,043
PSS Systems, Inc. (0.13%)	Software	Senior Debt
		Matures March 2010 Interest rate 10.74%	$350,000	$300,217	$300,217
		Preferred Stock Warrants		51,205	53,257

Total PSS Systems, Inc.				351,422	353,474
Savvion, Inc. (1.84%)(4)	Software	Senior Debt
		Matures March 2009 Interest rate Prime + 3.45%	$1,899,414	1,899,414	1,899,414
		Revolving Line of Credit
		Matures March 2007 Interest rate Prime + 2.00%	$3,000,000	3,000,000	3,000,000
		Preferred Stock Warrants		52,135	39,070

Total Savvion, Inc.				4,951,549	4,938,484
Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39,339	26,992

Total Sportvision, Inc.				39,339	26,992
Talisma Corp. (0.55%)(4)	Software	Subordinated Debt
		Matures December 2007 Interest rate 11.25%	$1,461,961	1,451,072	1,451,072
		Preferred Stock Warrants		49,000	19,430

Total Talisma Corp.				1,500,072	1,470,502

Total Software (15.24%)				41,127,261	41,087,120

Agami Systems, Inc. (2.60%)(4)	Electronics &	Senior Debt
	Computer Hardware	Matures August 2009 Interest rate 11.00%	$7,000,000	6,931,616	6,931,616
		Preferred Stock Warrants		85,601	74,782

Total Agami Systems, Inc.				7,017,217	7,006,398

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cornice, Inc. (0.99%)(4)	Electronics &	Senior Debt
	Computer Hardware	Matures November 2008 Interest rate Prime + 4.50%	$2,736,819	2,680,376	2,680,376
		Preferred Stock Warrants		101,597	—
		Preferred Stock Warrants		35,353	—
		Preferred Stock Warrants		135,403	—

Total Cornice, Inc.				2,952,729	2,680,376
Luminus Devices, Inc. (5.41%)(4)	Electronics &	Senior Debt
	Computer Hardware	Matures August 2009 Interest rate 12.50%	$14,558,264	14,346,470	14,346,470
		Preferred Stock Warrants		183,290	141,418
		Preferred Stock Warrants		83,529	79,349

Total Luminus Devices, Inc.				14,613,289	14,567,237
NeoScale Systems, Inc. (1.11%)	Electronics &	Senior Debt
	Computer Hardware	Matures October 2009 Interest rate 10.75%	$3,000,000	2,980,339	2,980,339
		Preferred Stock Warrants		23,593	21,329

Total NeoScale Systems, Inc.				3,003,932	3,001,668
Sling Media, Inc. (0.53%)	Electronics &	Preferred Stock Warrants		38,968	933,910
	Computer Hardware	Preferred Stock		500,000	500,000

Total Sling Media, Inc.				538,968	1,433,910
ViDeOnline Communications, Inc. (0.11%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		$—	$296,474

Total ViDeOnline Communications, Inc.				—	296,474

Total Electronics & Computer Hardware (10.75%)				28,126,135	28,986,063

Quatrx Pharmaceuticals Company (6.55%)(4)	Specialty	Senior Debt
	Pharmaceuticals	Matures January 2010 Interest rate Prime + 3.00%	$17,635,698	17,484,205	17,484,205
		Preferred Stock Warrants		220,354	167,782

Total Quatrx Pharmaceuticals Company				17,704,559	17,651,987
Aegerion Pharmaceuticals, Inc. (3.71%)	Specialty	Senior Debt
	Pharmaceuticals	Matures August 2010 Interest rate Prime + 2.50%	$10,000,000	9,931,806	9,931,806
		Preferred Stock Warrants		69,207	70,795

Total Aegerion Pharmaceuticals, Inc.				10,001,013	10,002,601

Total Specialty Pharmaceuticals (10.26%)				27,705,572	27,654,588

BabyUniverse, Inc. (1.88%)(4)	Consumer & Business	Senior Debt
	Products	Matures July 2009 Interest rate Prime + 2.35%	$5,000,000	4,756,082	4,756,082
		Commmon Stock Warrants		325,224	308,431

Total BabyUniverse, Inc.				5,081,306	5,064,513
Market Force Information, Inc. (0.66%)(4)	Consumer & Business	Senior Debt
	Products	Matures May 2009 Interest rate 10.45%	$1,660,375	1,644,701	1,644,701
		Preferred Stock Warrants		23,823	143,058
Market Force Information, Inc. (0.19%)		Preferred Stock		500,000	500,000

Total Market Force Information, Inc.				2,168,524	2,287,759

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Wageworks, Inc. (5.13%)(4)	Consumer & Business Products	Senior Debt
		Matures November 2008 Interest rate Prime + 4.00%	$12,811,228	12,697,244	12,697,244
		Preferred Stock Warrants		251,964	1,123,874
Wageworks, Inc. (0.09%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				13,199,203	14,071,113

Total Consumer & Business Products (7.95%)				20,449,033	21,423,385

Ageia Technologies, Inc. (2.44%)(4)	Semiconductors	Senior Debt
		Matures August 2008 Interest rate 10.25%	$6,519,688	6,475,603	6,475,603
		Convertible Debt		43,316	43,316
		Preferred Stock Warrants		99,190	67,663
Ageia Technologies, Inc. (0.19%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				7,118,109	7,086,582
Cradle Technologies (0.02%)	Semiconductors	Preferred Stock Warrants		79,150	59,303

Total Cradle Technologies				79,150	59,303
iWatt Inc. (1.50%)(4)	Semiconductors	Senior Debt
		Matures September 2009 Interest rate Prime + 2.75%	$2,000,000	1,963,453	1,963,453
		Revolving Line of Credit
		Matures September 2007 Interest rate Prime + 1.75%	$2,035,000	2,035,000	2,035,000
		Preferred Stock Warrants		45,684	39,180

Total iWatt Inc.				4,044,137	4,037,633
NEXX Systems, Inc. (2.60%)(4)	Semiconductors	Senior Debt
		Matures February 2010 Interest rate Prime + 2.75%	$5,000,000	$4,925,409	$4,925,409
		Revolving Line of Credit
		Matures December 2009 Interest rate Prime + 1.75%	$2,000,000	2,000,000	2,000,000
		Preferred Stock Warrants		83,116	79,800

Total NEXX Systems, Inc.				7,008,525	7,005,209

Total Semiconductors (6.75%)				18,249,921	18,188,727

Labopharm USA, Inc. (2.09%)(4)(5)	Drug Delivery	Senior Debt
		Matures July 2008 Interest rate 11.95%	$5,701,506	5,638,468	5,638,468

Total Labopharm USA, Inc.				5,638,468	5,638,468
TransOral Pharmaceuticals, Inc. (3.60%)(4)	Drug Delivery	Senior Debt
		Matures October 2009 Interest rate 10.69%	$9,470,464	9,399,755	9,399,755
		Preferred Stock Warrants		35,630	122,134
		Preferred Stock Warrants		51,067	191,549
TrasnOral Pharmaceuticals, Inc. (0.19%)		Preferred Stock		500,000	500,000

Total TransOral Pharmaceuticals, Inc.				9,986,452	10,213,438

Total Drug Delivery (5.88%)				15,624,920	15,851,906

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BARRX Medical, Inc. (0.56%)	Therapeutic
		Preferred Stock		1,500,000	1,500,000

Total BARRX Medical, Inc.				1,500,000	1,500,000
Gynesonics, Inc. (0.76%)(4)	Therapeutic	Senior Debt
		Matures October 2009 Interest rate 9.50%	$2,000,000	1,987,462	1,987,462
		Preferred Stock Warrants		17,552	53,842
Gynesonics, Inc. (0.09%)		Preferred Stock		250,000	250,000

Total Gynesonics, Inc.				2,255,014	2,291,304
Novasys Medical, Inc. (2.96%)(4)	Therapeutic	Senior Debt
		Matures January 2010 Interest rate 9.70%	$8,000,000	8,000,000	8,000,000

Total Novasys Medical, Inc.				8,000,000	8,000,000
Power Medical Interventions, Inc. (0.01%)	Therapeutic
		Common Stock Warrants		20,687	28,786

Total Power Medical Interventions, Inc.				20,687	28,786

Total Therapeutic (4.38%)				11,775,701	11,820,090

Hedgestreet, Inc. (1.41%)(4)	Internet Consumer &	Senior Debt
	Business Services	Matures March 2009 Interest rate 11.30%	$3,802,555	3,769,878	3,769,878
		Preferred Stock Warrants		54,956	41,866

Total Hedgestreet, Inc.				3,824,834	3,811,744
Invoke Solutions, Inc. (0.82%)(4)	Internet Consumer &	Senior Debt
	Business Services	Matures December 2008 Interest rate 11.25%	$2,187,234	2,162,886	2,162,886
		Preferred Stock Warrants		43,826	33,322

Total Total Invoke Solutions, Inc.				2,206,712	2,196,208
RazorGator Interactive Group, Inc. (1.11%)(4)	Internet Consumer &	Senior Debt
	Business Services	Matures January 2008 Interest rate 9.95%	$2,396,133	$2,392,871	$2,392,871
		Preferred Stock Warrants		13,050	561,742
		Preferred Stock Warrants		28,478	26,161
RazorGator Interactive Group, Inc. (0.63%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				3,434,399	4,688,952

Total Internet Consumer & Business Services (3.97%)				9,465,945	10,696,904

Lilliputian Systems, Inc. (3.15%)(4)	Energy	Senior Debt	$8,500,000
		Matures March 2010 Interest rate 9.75%		8,466,078	8,466,078
		Preferred Stock Warrants		48,460	36,946

Total Lilliputian Systems, Inc.				8,514,538	8,503,024

Total Energy (3.15%)				8,514,538	8,503,024

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Active Response Group, Inc. (2.41%)	Information Services	Senior Debt	$6,500,000
		Matures March 2012 Interest rate Libor + 6.55%		6,454,684	6,454,684
		Common Stock Warrants		46,084	47,178

Total Active Response Group, Inc.				6,500,768	6,501,862
Buzznet, Inc. (0.09%)	Information Services	Senior Debt
		Matures March 2010 Interest rate 10.25%	$250,000	241,626	241,626
		Preferred Stock Warrants		8,613	8,843

Total Buzznet, Inc.				250,239	250,469
Solutionary, Inc. (0.04%)	Information Services	Preferred Stock Warrants		93,827	96,055

Total Solutionary, Inc.				93,827	96,055
Wallop Technologies, Inc. (0.09%)	Information Services	Senior Debt
		Matures March 2010 Interest rate 10.00%	$237,207	229,942	229,942
		Preferred Stock Warrants		7,473	7,650

Total Wallop Technologies, Inc.				237,415	237,592

Total Information Services (2.63%)				7,082,249	7,085,978

Optiscan Biomedical, Corp. (0.31%)(4)	Diagnostic	Senior Debt
		Matures March 2008 Interest rate 15.00%	$815,291	784,135	784,135
		Preferred Stock Warrants		80,486	59,548
Optiscan Biomedical, Corp. (0.37%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				1,864,621	1,843,683
Xillix Technologies Corp. (1.41%)(4)(5)	Diagnostic	Senior Debt
		Matures December 2008 Interest rate 12.40%	$3,975,834	3,801,585	3,801,585
		Common Stock Warrants		313,108	-

Total Xillix Technologies Corp.				4,114,693	3,801,585

Total Diagnostic (2.09%)				5,979,314	5,645,268

Guava Technologies, Inc. (1.80%)(4)	Biotechnology Tools	Senior Debt
		Matures July 2009 Interest rate Prime + 3.25%	$4,847,134	$4,781,887	$4,781,887
		Preferred Stock Warrants		105,399	78,193

Total Guava Technologies, Inc.				4,887,286	4,860,080
NuGEN Technologies, Inc. (0.02%)	Biotechnology Tools	Preferred Stock Warrants		44,837	45,902

Total NuGEN Technologies, Inc.				44,837	45,902

Total Biotechnology Tools (1.82%)				4,932,123	4,905,982

Waterfront Media Inc. (1.11%)	Media/Content/ Info	Senior Debt
		Matures December 2010 Interest rate Prime + 3.00%	$1,000,000	941,994	941,994
		Revolving Line of Credit
		Matures March 2008 Interest rate Prime + 1.25%	$2,000,000	2,000,000	2,000,000
		Preferred Stock Warrants		59,663	60,939

Total Waterfront Media Inc.				3,001,657	3,002,933

Total Media/Content/Info (1.11%)				3,001,657	3,002,933

Total Investments (127.03%)				$338,325,156	$342,483,418

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $5,745,612, $1,587,350 and $4,158,262, respectively.
(3)	Except for warrants in four publicly traded companies, all investments are restricted at March 31, 2007 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Citigroup Facility. Citigroup has an equity participation right on loans collateralized under the Citigroup Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $432,000 at March 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at March 31, 2007.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	All investments are less than 5% owned.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NEXX Systems, Inc. (1.96%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$4,000,000	3,919,015	3,919,015
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		83,116	83,938

Total NEXX Systems, Inc.				5,002,131	5,002,953

Total Semiconductors (6.21%)				15,911,148	15,866,614

Lilliputian Systems, Inc. (3.33%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$8,500,000	$8,463,170	$8,463,170
		Preferred Stock Warrants		48,460	39,572

Total Lilliputian Systems, Inc.				8,511,630	8,502,742

Total Energy (3.33%)				8,511,630	8,502,742

Total Investments (110.89%)				$279,946,465	$283,233,751

*	Value as a percent of net assets.
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,919,518, $1,632,232 and $3,287,286, respectively.
(3)	Except for warrants in three publicly traded companies, all investments are restricted at December 31, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Citigroup Facility. Citigroup has an equity participation right on loans collateralized under the Citigroup Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2006.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Debt is on non-accrual status at December 31, 2006, and is therefore considered non-income producing.
(7)	All investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2007	2006
Investment income:
Interest	$9,035,989	$5,634,539
Fees	642,957	852,594

Total investment income	9,678,946	6,487,133

Operating expenses:

Interest	685,965	1,676,982
Loan fees	266,108	250,793
Compensation and benefits	1,939,561	1,205,081
General and administrative	1,308,235	1,185,392
Stock-based compensation	253,750	123,000

Total operating expenses	4,453,619	4,441,248

Net investment income before provision for income taxes and investment gains and losses	5,225,327	2,045,885
Provision for income taxes	—	1,760,000

Net investment income	5,225,327	285,885
Net realized gain (loss) on investments	289,702	(1,740,370)
Net increase in unrealized appreciation on investments	816,053	3,959,481

Net realized and unrealized gain	1,105,755	2,219,111

Net increase in net assets resulting from operations	$6,331,082	$2,504,996

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$0.23	$0.21

Diluted	$0.23	$0.21

Change in net assets per common share:
Basic	$0.28	$0.25

Diluted	$0.27	$0.25

Weighted average shares outstanding
Basic	22,871,000	9,912,595

Diluted	23,120,000	9,958,861

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

			Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains(Losses) on Investments	Distributions in Excess of Investment Income	Net Assets
	Common Stock
	Shares	Par Value
Balance at December 31, 2005	9,801,965	$9,802	$114,524,833	$—	$—	$(182,305)	114,352,330
Net increase in net assets resulting from operations	—	—	—	674,089	1,545,022	285,885	2,504,996
Issuance of common stock	432,900	433	4,999,567	—	—	—	5,000,000
Dividends declared	—	—	—	—	—	(2,940,591)	(2,940,591)
Stock-based compensation	—	—	123,000	—	—	—	123,000

Balance at March 31, 2006	10,234,865	$10,235	$119,647,400	$674,089	$1,545,022	$(2,837,011)	$119,039,735

Balance at December 31, 2006	21,927,034	$21,927	$257,234,729	$2,860,654	$(1,972,014)	$(2,732,474)	$255,412,822
							—
Net increase net assets resulting from operations	—	—	—	816,053	289,702	5,225,327	6,331,082
Issuance of common stock	11,667	12	166,243	—	—	—	166,255
Issuance of common stock in public offering overallotment exercise	840,000	840	10,851,687				10,852,527
Issuance of common stock from warrant exercises	256,128	256	2,707,017				2,707,273
Issuance of common stock under dividend reinvestment plan	55,922	56	782,852	—	—	—	782,908
Dividends declared	—	—	—	—	—	(6,895,877)	(6,895,877)
Stock-based compensation	—	—	253,750	—	—	—	253,750

Balance at March 31, 2007	23,090,751	23,091	271,996,278	3,676,707	(1,682,312)	(4,403,024)	269,610,740

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,331,082	$2,504,996
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(80,230,522)	(33,000,000)
Principal payments received on investments	21,897,727	33,921,115
Proceeds from sale of investments	873,002	1,691,638
Net unrealized appreciation on investments	(870,977)	(4,118,896)
Net unrealized appreciation on investments due to lender	54,924	159,415
Net realized appreciation on investments	(289,702)	1,740,370
Warrant values for loans not funded	(138,664)	—
Accretion of loan discounts	(474,455)	(425,074)
Accretion of loan exit fees	(283,482)	(163,819)
Depreciation	47,400	9,598
Stock-based compensation	253,750	123,000
Common stock issued in lieu of Director compensation	166,255	—
Amortization of deferred loan origination revenue	(661,699)	(608,172)
Change in operating assets and liabilities:
Interest receivable	(786,203)	(115,507)
Prepaid expenses and other current assets	(751,012)	145,107
Income tax receivable	29,294	—
Deferred tax asset	—	1,273,000
Accounts payable	575,345	432,022
Income tax payable	—	(1,288,000)
Accrued liabilities	(1,714,437)	1,000,926
Deferred loan origination revenue	1,523,662	853,850

Net cash provided by (used in) operating activities	(54,448,712)	4,135,569

Cash flows from investing activities:
Purchases of capital equipment	(87,481)	(2,944)
Other long-term assets	173,476	—

Net cash provided by (used in) investing activities	85,995	(2,944)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	13,559,800	5,000,000
Dividends paid	(6,112,969)	(2,940,591)
Borrowings of credit facilities	87,000,000	10,000,000
Repayments of credit facilities	(15,000,000)	—

Net cash provided by financing activities	79,446,831	12,059,409

Net increase in cash	25,084,114	16,192,034
Cash and cash equivalents at beginning of period	16,404,214	15,362,447

Cash and cash equivalents at end of period	$41,488,328	$31,554,481

Supplemental Disclosure:
Interest paid	$387,031	$1,410,121
Income taxes paid	$—	$1,775,000
Stock issued in lieu of cash dividends	$782,908	$—

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado, Chicago, Illinois and Columbus, Ohio areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2006, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 5).

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

In December 2006, The Company established Hydra Management LLC and Hydra Management Co. Inc., a general partner and investment management group, respectively, should it determine in the future to pursue a relationship with an externally managed fund.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, apart from the reclassification described in Note 2, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2006. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Reclassification

Certain prior period information has been reclassified to conform to current year presentation. When the Company exits an investment and realizes a gain or loss, the Company makes an accounting entry to reverse any unrealized appreciation or depreciation, respectively, that the Company previously recorded to reflect the appreciated or depreciated value of the investment. The Company recorded a reversal of $3.3 million from unrealized depreciation and recorded a realized loss of $3.3 million for the nine months ended September 30, 2006. During the fourth quarter of 2005, the Company recorded an unrealized depreciation of approximately $3.3 million in one portfolio company. As disclosed in Footnote 16 — Subsequent Events to the financial statements filed on Form 10-K for the year ended December 31, 2005, the assets of the portfolio company were sold in January 2006, and a realized loss was incurred. The difference between the unrealized depreciation as recorded in 2005 and the actual realized loss was not material. The Company did not reverse the loss from an unrealized depreciation to a realized loss in the first quarter of 2006, instead only recording the reversal in the third quarter of 2006. The accompanying comparative consolidated financial statements for the first quarter reflect the reversal with the previously recorded net unrealized appreciation of approximately $674,000 resulting in an unrealized appreciation of $3.3 million and the previously realized gain of $1.5 million resulting in a net realized loss of $1.7 million. This reversal does not affect the reported Net Investment Income, Net Income, Earnings per Share, Net Asset Value or Net Asset Value per Share for the first quarter of 2006.

3. Valuation of Investments

Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistently applied procedures and the recommendations of the Valuation Committee of the Board of Directors. At March 31, 2007, approximately 89% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors.

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

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. An unrealized loss is recorded when an investment has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral or operational performance, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation for the debt or equity security. Conversely, an unrealized appreciation is recorded when the investment has appreciated in value. Securities that are traded in the over the counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Board of Directors estimated the fair value of warrants and other equity-related securities in good faith using a Black-Scholes pricing model and consideration of the issuer’s earnings, sales to third parties of similar securities, the comparison to publicly traded securities, and other factors. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control”. Generally, under 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At March 31, 2007 and December 31, 2006, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of March 31, 2007 and December 31, 2006 at fair value is shown as follows:

	March 31, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior debt with warrants	$321.8	94.0%	$273.2	96.5%
Subordinated debt	11.4	3.3%	1.9	0.7%
Preferred stock	9.3	2.7%	8.1	2.8%

	$342.5	100.0%	$283.2	100.0%

A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	March 31, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

United States	$329.0	96.1%	$269.0	95.0%
Canada	9.4	2.7%	10.5	3.7%
Israel	4.1	1.2%	3.7	1.3%

	$342.5	100.0%	$283.2	100.0%

The following table shows the fair value of our portfolio by industry sector at March 31, 2007 and December 31, 2006 (excluding unearned income):

	March 31, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Drug discovery	$83.9	24.5%	$75.0	26.5%
Communications & networking	53.8	15.7%	19.5	6.9%
Software	41.1	12.0%	40.4	14.3%
Electronics & computer hardware	29.0	8.5%	30.6	10.8%
Specialty pharmaceuticals	27.6	8.1%	18.0	6.4%
Consumer & business products	21.4	6.3%	21.9	7.7%
Semiconductors	18.2	5.3%	15.9	5.6%
Drug delivery	15.9	4.6%	16.6	5.9%
Therapeutic	11.8	3.4%	13.4	4.7%
Internet consumer & business services	10.7	3.1%	11.7	4.1%
Energy	8.5	2.5%	8.5	3.0%
Information services	7.1	2.1%	—	0.0%
Diagnostic	5.6	1.6%	5.9	2.1%
Biotechnology tools	4.9	1.4%	5.8	2.0%
Media/content/info	3.0	0.9%	—	0.0%

	$342.5	100.0%	$283.2	100.0%

During the three-month period ended March 31, 2007, the Company made investments in debt securities totaling $78.4 million and made investments in equity securities of approximately $1.8 million.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. Original discount fees are reflected as adjustment to the loan yield. The Company had approximately $4.3 million and $3.5 million of unamortized fees at March 31, 2007 and December 31, 2006, respectively, and approximately $1.3 million and $1.0 million in exit fees receivable at March 31, 2007 and December 31, 2006, respectively.

4. Securitization Agreement

On August 1, 2005, the Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a $100 million securitized credit facility (the “Citigroup Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). Interest on borrowings under the Citigroup Facility are paid monthly and were charged at one-month LIBOR plus a spread of 1.65%. The Company paid a loan origination fee equal to 0.25% of the Citigroup Facility. On March 6, 2006, the Company amended the Citigroup facility with an agreement that increased the borrowing capacity under the facility to $125.0 million, increased the eligible loans and increased the eligible capacity for loans by geographic region and allowed for an interest rate of LIBOR plus 2.5% on amounts borrowed in excess of $100.0 million. The company paid a reconstructing fee of $150,000 that was expensed ratably through initial maturity on July 31, 2006. On December 6, 2006, the Company amended the Citigroup Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to the Facility expiration date, July 31, 2007, and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. See Note 13 — Subsequent Events.

The Company’s ability to make draws on the Citigroup Facility was to expire on July 31, 2006, however, it was extended for an additional 364-day period with the lender’s consent on July 28, 2006. Prior to its July 31,

2007 expiration date, the Citigroup Facility may be extended for an additional 364-day period with the lenders’ consent. If the Citigroup Facility is not extended, any principal amounts then outstanding will be amortized over a six-month period through a termination date in January 2008. The Company paid an extension fee equal to 0.25% of the Citigroup Facility borrowing capacity which will be expensed ratably through maturity.

The Citigroup Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Citigroup Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Citigroup facility is terminated until the Maximum Participation Limit has been reached. During the three months ended March 31, 2007, the Company reduced its realized gain by approximately $16,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced its unrealized gains by approximately $55,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $432,000 at March 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at March 31, 2007. Since inception of the agreement, the Company has paid Citigroup approximately $292,000 under the warrant participation agreement thereby reducing its realized gains.

At March 31, 2007, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $244.3 million to Hercules Funding Trust I and had drawn $113.0 million under the Citigroup Facility. Transfers of loans have not met the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investment and the related liability recorded in borrowings. The average debt outstanding under the Citigroup Facility for the quarter ended March 31, 2007 and the year ended 2006 was approximately $38.2 and $70.6 million, respectively, and the average interest rates were approximately 6.96% and 6.74% respectively.

At March 31, 2007 and December 31, 2006, the Company had the following debt:

	March 31, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Citigroup Facility	$150,000	$113,000	$150,000	$41,000

Total	$150,000	$113,000	$150,000	$41,000

5. Income taxes

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders. On March 19, 2007, the Company paid a dividend of $0.30 per share.

For the fiscal year ended December 31, 2006 a portion of the distributions to the Company’s shareholders was deemed a return of capital. For the quarter ended March 31, 2007, the Company declared a distribution of $0.30 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions year-to-date as of March 31, 2007, 80.1% would be from ordinary income and 19.9% would be a return of capital for stockholders, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2007 distributions to shareholders will actually be.

As of March 31, 2006, as a C corporation, the Company accrued income tax expense on a quarterly basis. Income tax expense recorded during the first quarter of 2006 was approximately $1.8 million.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As required, we have adopted FIN 48 as of January 1, 2007. We conducted a review of all open tax year’s income recognition and expense deduction filing positions and income tax returns filed (federal and state) for determination of any uncertain tax positions that may require recognition of a tax liability. This review encompassed an analysis of all book/tax difference adjustments as well as the timing of income and expense recognition for all tax years still open under the statute of limitations. As a result, we determined that it is more likely than not that each tax position taken on a previously filed return or to be taken on current tax returns will be sustained on examination based on the technical merits of the positions and therefore, no recognition of a tax liability on an uncertain tax position for FIN 48 purposes is anticipated.

6. Stockholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

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

A summary of activity in the 5 Year Warrants initially attached to units issued for the three months ended March 31, 2007 is as follows:

Five-Year Warrants
Warrants outstanding at December 31, 2006	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(223,008)

Warrants outstanding at March 31, 2007	393,664

The Company received net proceeds of approximately $2.7 million from the exercise of the 5-Year Warrants in the period ended March 31, 2007.

On March 7, 2006, the Company issued 432,900 shares of common stock for approximately $5.0 million in private placement. The shares of common stock are subject to a registration rights agreement between the Company and the purchasers. The shares were registered pursuant to a registration statement that was declared effective on June 7, 2006.

On April 21, 2006, the Company raised approximately $33.8 million, net of issuance costs, from a rights offering of 3,411,992 shares of its common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average prices of shares traded during the ten days immediately prior to the expiration date of the offering.

On October 20, 2006, the Company raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of its common stock.

On December 12, 2006, the Company raised approximately $74.1 million, net of estimated issuance costs, in a public offering of 5.7 million shares of its common stock.

On January 3, 2007, in connection with the December 12, 2006 common stock issuance, the underwriters exercised their over-allotment option and purchased an additional 840,000 shares of common stock for additional net proceeds of approximately $10.9 million.

7. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three months ended March 31,
	2007	2006
Net increase (decrease) in net assets resulting from operations	$6,331,082	$2,504,996
Weighted average common shares outstanding	22,871,000	9,912,595
Change net assets per common share - basic	$0.28	$0.25

Net increase (decrease) in net assets resulting from operations	$6,331,082	$2,504,996
Weighted average common shares outstanding	22,871,000	9,912,595
Dilutive effect of warrants and stock options	249,000	46,266

Weighted average common shares outstanding, assuming dilution	23,120,000	9,958,861
Change net assets per common share - assuming dilution	$0.27	$0.25

Weighted average common shares outstanding, assuming dilution, includes the incremental effect of shares that would be issued upon the assumed exercise of options and warrants. The Company has included approximately 2,173,000 and 673,223 outstanding warrants and stock options in the calculation of diluted net income per share that are exercisable at a price lower than the Company’s quarterly average trading price for the earnings per share presented for the three months ended March 31, 2007 and 2006, respectively. Common share equivalents excluded from this calculation could be dilutive in the future. Options for approximately 988,000 and 1,341,000 shares of common stock have been excluded for the three months ended March 31, 2007 and 2006, respectively.

8. Related-Party Transactions

In conjunction with the Company’s rights offering completed on April 21, 2006, the Company agreed to pay JMP Securities LLC a fee of approximately $700,000 as co-manager of the offering.

In conjunction with the Company’s public offering completed on December 7, 2006, the Company agreed to pay JMP Securities LLC a fee of approximately $1.2 million as co-manager of the offering.

During February 2007, Farallon Capital Management, L.L.C and its related affiliates and Manuel Henriquez, the Company’s CEO, exercised warrants to purchase 132,480 and 75,075 shares of the Company’s common stock, respectively. The exercise price of the warrants was $10.57 per share resulting in net proceeds to the company of approximately $2.2 million.

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

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on May 29, 2016 and no additional awards may be made under the 2006 Plan after that date. The Company filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan which was approved on February 15, 2007. No shares were issued under the 2006 Plan as of March 31, 2007.

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

A summary of common stock options and warrant activity under the Company’s 2004 Plan for the three months ended March 31 is as follows:

	Common Stock Options	Five- Year Warrants
Outstanding at December 31, 2006	1,881,013	56,551
Granted	863,000	—
Exercised	—	(33,120)
Cancelled	—	—

Outstanding at March 31, 2007	2,744,013	23,431

Weighted-average exercise price at March 31, 2007	$13.23	$10.57

All of the options granted in 2004 are 100% vested on the date of grant, except for options granted to directors to acquire 30,000 shares which were cancelled in 2005 and options to acquire 16,000 shares granted to employees in December 2004. Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2007 options for approximately 841,000 shares were exercisable at a weighted average exercise price of approximately $13.50 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options granted during the three month periods ended March 31, 2007 and 2006 was approximately $1.3 million and approximately $4,000, respectively. During the three month periods ended March 31, 2007 and 2006, approximately $254,000 and $123,000 of share-based cost was expensed, respectively. As of March 31, 2007, there was $2.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted in 2007 and 2006 was based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three month periods ended March 31, 2007:

	2007	2006
Expected Volatility	24%	24%
Expected Dividends	8%	8%
Expected term (in years)	4.5	4.5
Risk-free rate	4.47 - 4.88%	4.80%

10. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Per share data:
Net asset value at beginning of period	$11.65	$11.67
Net investment income	0.23	0.03
Net realized gain on investments	0.01	0.15
Net unrealized appreciation on investments	0.04	0.07

Total from investment operations	0.28	0.25
Net increase/(decrease) in net assets from capital share transactions	0.04	—
Distributions from ordinary income	(0.30)	(0.30)
Stock-based compensation expense included in investment income(1)	0.01	0.01

Net asset value at end of period	$11.68	$11.63

Ratios and supplemental data:
Per share market value at end of period	$13.70	11.35
Total return(2)	-1.74%	-2.84%
Shares outstanding at end of period	23,090,751	10,234,865
Weighted average number of common shares outstanding	22,871,000	9,912,595
Net assets at end of period	$269,610,740	$119,039,735
Ratio of operating expense to average net assets (annualized)	6.70%	15.39%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets (annualized)	7.87%	7.09%
Average debt outstanding	$38,211,000	$82,666,667
Weighted average debt per common share	$1.67	$8.34
Portfolio turnover	0.29%	0.66%

(1)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123R, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(2)	The total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at March 31, 2007 totaled approximately $74.7 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various date through December 2013. Total rent expense amounted to approximately $151,000 and $60,000 during the three-month periods ended March 31, 2007 and 2006, respectively.

The following table shows our contractual obligations as of March 31, 2007:

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings(2)(3)	$113,000	$113,000	$—	$—	$—
Operating Lease Obligations	3,132	457	1,384	993	298

Total	$116,132	$113,457	$1,384	$993	$298

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Citigroup Credit Facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.
(3)	We also have a warrant participation agreement with Citigroup. See Note 4.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations. As of March 31, 2007, the Company does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

13. Subsequent Events

On April 5, 2007, Hercules and its subsidiary, Hercules Technology II, L.P., received an exemptive order from the Securities and Exchange Commission allowing Hercules to exclude debt securities issued by its subsidiary, Hercules Technology II, L.P. from the asset coverage requirements applicable to Hercules. Hercules Technology Growth Capital, Inc. is the sole limited partner of Hercules Technology II, L.P.

Through its subsidiary, Hercules Technology II, L.P., Hercules Technology Growth Capital, Inc. intends to seek up to $124.0 million in leverage in various tranches over the next two years if it satisfies certain regulatory requirements, which is the maximum amount currently available under regulations of the SBA. Hercules Technology II, L.P. is currently approved to draw up to $50.0 million and on April 26, 2007, it borrowed $12.0 million under the SBA program.

On May 1, 2007 the Board of Directors declared a dividend of $0.30 per share for the first quarter, payable on June 18, 2007 to shareholders of record as of May 16, 2007.

On May 2, 2007, the Company amended the Citigroup Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%.

On May 3, 2007, Novadaq Pharmaceuticals, a publicly traded Canadian corporation, acquired certain assets of Xillix Technologies for cash and common stock. Of the purchase price, Hercules will receive approximately CDN $810,000 and approximately 225,000 shares of Novadaq Pharmaceuticals’ common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report includes “forward-looking statements.” Such forward-looking statements are subject to the safe harbor created by that section. Such statements may include, but are not limited to: projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs, or plans of Hercules, as well as assumptions relating to the foregoing. The terms “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negatives of these terms, or other similar expressions generally identify forward-looking statements.

The forward-looking statements made in these this Form 10-Q speak only to events as of the date on which the statements are made. You should not place undue reliance on such forward-looking statements, as substantial risks and uncertainties could cause actual results to differ materially from those projected in or implied by these forward-looking statements due to a number of risks and uncertainties affecting its business. The forward-looking statements contained in this Form 10-Q are made as of the date hereof, and Hercules assumes no obligation to update the forward-looking statements for subsequent events.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain publicly-traded companies. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in the Boston, Boulder, Chicago and Columbus areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related and life science companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of ventures active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

Our investment objective is to maximize our portfolio’s total return by generating current income from our debt investments and capital appreciation from our equity-related investments. We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year of less.

Asset Management

We may engage in the asset management business by providing investment advisory services to externally managed funds that may be formed in the future. We may, from time to time, serve as the investment manager of such funds and may receive management and other fees for such services. Such funds may have overlapping investment objectives and may invest in asset classes similar to those targeted by us.

Portfolio and Investment Activity

The total value of our investment portfolio was $342.4 million at March 31, 2007 as compared to $283.2 million at December 31, 2006. The weighted average value of our investment portfolio during the quarter ended March 31, 2007 was approximately $290.0 million. The weighted average value of the portfolio during the quarter reflects the affect of the timing of fundings occurring late in the quarter when compared to the ending portfolio value. During the three months ended March 31, 2007, we made debt commitments to 14 portfolio companies totaling $106.5 million and funded $78.4 million to 16 companies. During the quarter, we also received normal principal repayments of approximately $11.1 million, two companies made early repayments of $1.8 million, and we received pay downs of $9.1 million on working capital lines of credit. We also made equity investments in four existing portfolio companies totaling $1.8 million and sold one equity investment with a fair value of $500,000. At March 31, 2007, our equity investments have a fair value of approximately $9.3 million. At March 31, 2007, we had unfunded contractual commitments of $74.7 million to 22 portfolio companies. In addition, as of March 31, 2007, we executed non-binding term sheets with 15 prospective portfolio companies, representing approximately $142.3 million. These proposed investments are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Total portfolio investment activity (exclusive of unearned income) as of and for the period ended March 31, 2007 was as follows:

($ in millions)	March 31, 2007
Beginning Portfolio	$283.2
Purchase of investments	78.4
Equity Investments	1.8
Sale of Equity Investments	(0.5)
Principal payments received on investments	(11.1)
Early pay-offs and recoveries	(10.9)
Accretion of loan discounts	0.6
Net realized and unrealized change in investments	1.0

Ending Portfolio	$342.5

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2007 and December 31, 2006 (excluding unearned income):

	March 31, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$321.8	94.0%	$273.2	96.5%
Subordinated debt	11.4	3.3%	1.9	0.7%
Preferred stock	9.3	2.7%	8.1	2.8%

	$342.5	100.0%	$283.2	100.0%

A Summary of the company’s investment portfolio at value by geographic location is as follows.

	March 31, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$329.0	96.1%	$269.0	95.0%
Canada	9.4	2.7%	10.5	3.7%
Israel	4.1	1.2%	3.7	1.3%

	$342.5	100.0%	$283.2	100.0%

The following table shows the fair value of our portfolio by industry sector at March 31, 2007 and March 31, 2006 (excluding unearned income):

	March 31, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug discovery	$83.9	24.5%	$75.0	26.5%
Communications & networking	53.8	15.7%	19.5	6.9%
Software	41.1	12.0%	40.4	14.3%
Electronics & computer hardware	29.0	8.5%	30.6	10.8%
Specialty pharmaceuticals	27.6	8.1%	18.0	6.4%
Consumer & business products	21.4	6.3%	21.9	7.7%
Semiconductors	18.2	5.3%	15.9	5.6%
Drug delivery	15.9	4.6%	16.6	5.9%
Therapeutic	11.8	3.4%	13.4	4.7%
Internet consumer & business services	10.7	3.1%	11.7	4.1%
Energy	8.5	2.5%	8.5	3.0%
Information services	7.1	2.1%	—	0.0%
Diagnostic	5.6	1.6%	5.9	2.1%
Biotechnology tools	4.9	1.4%	5.8	2.0%
Media/content/info	3.0	0.9%	—	0.0%

	$342.5	100.0%	$283.2	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$16.9	5.2%	$9.2	3.5%
2	246.8	76.7	220.4	82.6
3	47.5	14.7	29.3	11.0
4	11.1	3.4	7.8	2.9
5	—	—	—	—

	$322.3	100.0%	$266.7	100.00%

As of March 31, 2007, our investments had a weighted average investment grading of 2.16 as compared to 2.14 at December 31, 2006. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve.

The weighted average yield to maturity of our loan obligations was approximately 12.72%. Yields to maturity are computed using interest rates as of March 31, 2007 and include amortization of loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

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

As of March 31, 2007, we have received warrants in connection with our debt investments in each portfolio company, and have realized gains on four warrant positions. We currently hold warrants in 62 portfolio companies, with a fair value of approximately $10.5 million included in the investment portfolio of $342.5 million. The warrant portfolio has risen by 31% as compared to the quarter ended March 31, 2006. These warrant holdings would allow us to invest approximately $36 million if such warrants are exercised.

Results of Operations

Comparison of the Three Months Ended March 31, 2007 and 2006

Operating Income

Interest income totaled approximately $9.0 million for the three-month period ended March 31, 2007, an increase of $3.4 million or 60% as compared to $5.6 million in the first quarter of 2006 as a result of the increase in loans outstanding. Income from commitment and facility fees totaled approximately $643,000 and $853,000 for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease is the result of one time fees of approximately $500,000 associated with the early payoff of a loan in the first quarter of 2006 offset by approximately $290,000 of higher loan fee amortization due to higher average loan balances outstanding as a result of origination activity. At March 31, 2007, we had approximately $4.3 million of deferred revenue related to commitment and facility fees, as compared to approximately $3.0 million as of March 31, 2006. We expect to generate additional interest income and loan fees as we continue to originate additional investments.

Operating Expenses

Operating expenses totaled approximately $4.5 million and $4.4 million during the three-month periods ended March 31, 2007 and 2006, respectively. Operating expenses for the first quarter of 2007 included interest expense, loan fees and unused commitment fees under the Citigroup Facility of approximately $952,000. Interest expense and loan fees and unused commitment fees for the first quarter of 2006 totaled approximately $1.9 million. The decrease in these expenses relates to lower average outstanding debt balances as well as lower average interest rate on the borrowings outstanding. Employee compensation and benefits were approximately $1.9 million and $1.2 million during the three-month periods ended March 31, 2007 and 2006, respectively. The increase in compensation expense was directly related to increasing our headcount from 19 employees at March 31, 2006 to 29 employees at March 31, 2007. General and administrative expenses increased to $1.3 million from $1.2 million during the first quarter of 2006 primarily due to increased legal expenses, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries as well as increased business development expenses. In addition, we incurred approximately $254,000 of stock-based compensation expense in the first quarter of 2007 as compared to $123,000 in the first quarter of 2006.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before provision for income tax expense for the three-months ended March 31, 2007 totaled $5.2 million as compared with net investment income before provision for income tax expense in the first quarter of 2006 of approximately $2.0 million. This change is made up of the items described above under “Operating Income” and ”Operating Expenses.”

Net Investment Gains/Loss

During the three-months ended March 31, 2007, we generated a net realized gain totaling approximately $290,000 due to the sale of equity and warrants in one portfolio company. The net realized loss for the three months ended March 31, 2006 was due to gains from the sale of equity and warrants in one portfolio company for net proceeds of approximately $1.1 million offset by a loss of $2.8 million in one portfolio company.

We anticipate an additional ten to twelve liquidity events from our portfolio companies in the current fiscal year. According to industry sources, during the first quarter of 2007, 13 venture-backed companies successfully completed initial public offerings raising approximately $1.2 billion, double the aggregate amount raised a year ago. The M&A market remains robust, with 95 venture-backed companies being acquired or merged with an estimated value of approximately $9.4 billion. We believe these developments support our confidence in the potential upside in our warrant portfolio. As of March 31, 2007 two of our portfolio companies entered into letters of intent (LOI’s) to be acquired/merged, two have filed for initial public offerings and two are in late stage discussion to be sold. We can make no assurances that these transactions will be completed.

For the three-months ended March 31, 2007, net unrealized investment appreciation totaled approximately $816,000. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee. At March 31, 2007, cumulative gross unrealized appreciation totaled approximately $5.7 million in 24 of our portfolio investment companies and approximately $1.6 million of gross unrealized depreciation on 38 of our portfolio investment companies. The net unrealized appreciation totaling approximately $816,000 for the three month period ended March 31, 2007 was the result of a net increase in the warrant portfolio of $467,000, an increase in value of one portfolio loan by approximately $403,000 and a reduction of approximately $55,000 related to the Citigroup warrant participation agreement. For the three months ended March 31, 2006 net unrealized appreciation of approximately $2.1 million was due to the sale or write-off of investments, appreciation of approximately $708,000 in one equity investment and net appreciation of approximately $2.2 million in the warrant portfolio, was offset by a writedown of approximately $908,000 in one loan and a reduction of approximately $125,000 related to the Citigroup warrant participation agreement, resulting in net appreciation of approximately $3.9 million.

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

We will elect to be treated as a RIC under Subchapter M of the Code for 2006 with the submission of our 2006 tax return. Such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three-months ended March 31, 2007, net income totaled approximately $6.3 million compared to net income of approximately $2.5 million for the three-months ended March 31, 2006. These changes are made up of the items previously described.

Basic net income per share was $0.28 and fully diluted net income per share was $0.27 per share for the three-months ended March 31, 2007 as compared to a basic and fully diluted income per share of $0.25 for the three-months ended March 31, 2006.

Financial Condition, Liquidity, and Capital Resources

On April 21, 2006, we raised approximately $34.0 million, net of issuance costs, from a rights offering of 3,411,922 shares of common stock. Funds raised in the offering were partially used to pay off the remaining $15.0 million outstanding under the Bridge Loan Credit Facility and to pay down $10.0 million under our Citigroup Facility.

On October 20, 2006, we raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of common stock delivered on October 25, 2006.

On December 12, 2006, we raised approximately $74.1 million, net of estimated issuance costs, in a public offering of 5.7 million shares of its common stock. On January 3, 2007, the underwriters exercised their over-allotment option and purchased an additional 840,000 shares of our common stock for additional net proceeds to the company of approximately $10.9 million.

During the first quarter of 2006, we received net proceeds of approximately $2.7 million from the exercise of the 5-Year Warrants.

For the quarter ended March 31, 2007, net cash used in operating activities totaled approximately $54.4 million as compared to net cash provided by operating activities of approximately $4.1 million for the quarter ended March 31, 2006. This increase was due primarily due to $80.2 million used for investment in our portfolio companies offset by $21.8 million of principal payments in the first quarter 2007 as compared $33.0 million used for investment in our portfolio companies offset by $34.0 million in principal repayments in the first quarter of 2006. Cash provided by investing activities for the year ended March 31, 2007 totaled approximately $86,000 and was primarily used for the purchase of capital equipment offset by a decrease in other long-term assets. Net cash provided by financing activities totaled $79.4 million for the quarter ended March 31, 2007 and was primarily comprised of net borrowings of $72.0 million and net proceeds from the sale of common stock for $13.6 million offset by a cash dividend payment of $6.1 million. In the quarter ended March 31, 2006, we received approximately $5.0 million in net proceeds from the sale of common stock, $10.0 million of credit facility borrowings and made cash dividend payments of $2.9 million.

As of March 31, 2007, net assets totaled $269.6 million, with a net asset value per share of $11.68. We intend to generate additional cash primarily from equity capital, future borrowings as well as cash flows from operations, including income earned from investment in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be for operations, investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of March 31, 2007 was approximately 339%.

At March 31, 2007, we had approximately $41.5 million in cash and cash equivalents and available borrowing capacity of approximately $37.0 million under our Citigroup Facility, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of March 31, 2007, we had $113.0 million outstanding under the Citigroup Facility. Through March 30, 2007, advances under the Facility carried interest at one-month LIBOR plus 165 basis points. On March 30, 2007, the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. As of March 31, 2007, based on $244.3 million of eligible loans in the collateral pool and existing advance rates, we have access to approximately $21.4 million of borrowing capacity available under our $150.0 million securitized credit facility from Citigroup. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Citigroup Facility. See Note 4 to the Consolidated Financial Statements for discussion of the participation right. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Citigroup Facility.

At March 31, 2007 and December 31, 2006, we had the following debt:

	March 31, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Citigroup Facility	$150,000	$113,000	$150,000	$41,000

Total	$150,000	$113,000	$150,000	$41,000

On September 27, 2006, HTII received a license to operate as a Small Business Investment Company under the SBIC program and will be able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. On January 30, 2007, HTII received notification that its initial application for leverage under its SBC license was approved allowing HTII to commence drawing up to $50.0 million of leverage under its first tranche of capital from the SBA. At March 31, 2007, we had a net investment of $25.0 million in HTII, and there are eight outstanding investments in the amount of $16.6 million. We made our first draw from the SBA on April 26, 2007 for $12.0 million.

During the first quarter of 2007, the Company raised approximately $10.9 million, net of estimated issuance costs when the underwriters who participated in the public offering in December 2006 exercised their right to purchase 840,000 shares of common stock. The net proceeds from the sale of the shares in the offering were used to reduce credit borrowings, originate investments and for general corporate purposes. We believe these funding sources combined with cash on hand at March 31, 2007, and cash provided from operations and financing activities will allow us to continue investing activities for 5 to 9 months.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2007, we had unfunded commitments of approximately $74.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2007:

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings(2)(3)	$113,000	$113,000	$—	$—	$—
Operating Lease Obligations	3,132	457	1,384	993	298

Total	$116,132	$113,457	$1,384	$993	$298

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Citigroup Credit Facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.
(3)	We also have a warrant participation agreement with Citigroup as discussed further below.

Borrowings

On August 1, 2005, we, through Hercules Funding Trust I, our affiliated statutory trust, executed a $100 million securitized credit facility with Citigroup Global Markets Realty Corp., which we refer to as the Citigroup Facility. Our ability to make draws on the Citigroup Facility expires on July 31, 2007 as the result of an extension for an additional one year period under the existing terms and conditions. The Citigroup Facility is collateralized by loans and warrants from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. Interest on borrowings under the Citigroup Facility will be paid monthly and were charged at one-month LIBOR plus a spread of 1.65%. We also paid a loan origination fee equal to 0.25% of the Citigroup Facility and will be subject to an unused commitment fee of 0.25%. On March 6, 2006, the Company amended the Citigroup Facility with an agreement that increased the borrowing capacity under the facility to $125.0 million. On December 6, 2006, the Company amended the Citigroup Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to the Facility expiration date and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, we amended the Citigroup Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant along with Citigroup Markets Realty Corp.

The Citigroup Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Citigroup Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citigroup facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains on the warrants until the realized gain paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup facility is terminated until the Maximum Participation Limit has been reached. During the quarter ended March 31, 2007, the Company reduced its realized gain by approximately $16,000 for Citigroup’s participation in the gain on sale of an equity security and recorded an additional liability and reduced unrealized gains by approximately $55,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $432,000 at March 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by us at March 31, 2007. Since inception of the agreement, we have paid Citigroup approximately $292,000 under the warrant participation agreement thereby reducing our realized gains. There was $113.0 million of outstanding borrowings under the Citigroup Facility at March 31, 2007.

We intend to aggregate pools of funded loans using the Citigroup Facility or other conduits that we may seek until a sufficiently large pool of funded loans is created which can then be securitized. We expect that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that we will be able to complete this securitization strategy, or that it will be successful.

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300

			$1.525

On May 3, 2007, we announced that our Board of Directors approved a dividend of $0.30 per share to shareholders of record as of May 16, 2007 and payable on June 18, 2007. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of its distributions year-to-date as of March 31, 2007, 80.1% would be from ordinary income and 19.9% would be a return of capital for stockholders, however there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2007 distributions to stockholders will actually be.

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

At March 31, 2007, approximately 89% of our total assets represented investments in portfolio companies, 99% of which are recorded at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Income. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2007 and 2006, no loans were on non-accrual status.

Fee Income. Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with FAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective as of January 1, 2007.

We conducted a review of all open tax year’s income recognition and expense deduction filing positions and income tax returns filed (federal and state) for determination of any uncertain tax positions that may require recognition of a tax liability. This review encompassed an analysis of all book/tax difference adjustments as well as the timing of income and expense recognition for all tax years still open under the statute of limitations. As a result, we determined that it is more likely than not that each tax position taken on a previously filed return or to be taken on current tax returns will be sustained on examination based on the technical merits of the positions and therefore, no recognition of a tax liability on an uncertain tax position for FIN 48 purposes is anticipated.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, we do not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of March 31, 2007, 41 of our loans in our portfolio were at fixed rates and 22 loans were at variable rates. Over time additional investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based on LIBOR. At March 31, 2007, the borrowing rate under the Citigroup Facility was LIBOR plus 1.20%.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II: OTHER INFORMATION

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 1.	LEGAL PROCEEDINGS

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

Important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. These factors are supplemented by the following:

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one of more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we made smaller investments in more companies. The following table shows the fair value of investments held at March 31,2007 that are greater than 5% of net assets:

	March 31, 2007
	Fair Value	Percentage of Net Assets
IKANO Communications, Inc.	$22,581,160	8.4%
QuatRx Pharmaceuticals Company	17,651,987	6.6%
Aveo Pharmaceuticals, Inc.	15,012,526	5.6%
Portola Pharmaceuticals, Inc.	15,005,423	5.6%
Luminus Devices, Inc.	14,567,237	5.4%
Wageworks, Inc.	14,071,113	5.2%

IKANO Communications provides global IP network and application solutions; private-label Internet services, including dial-up, DSL, and high-speed wireless. Additionally, the Company offers Web and mail hosting; server-side filtering; branded dynamic portal development; branded customer service and technical support; automated accounting; and Web acceleration.

QuatRx Pharmaceuticals Company is a pharmaceutical company focused on discovering, licensing, developing and commercializing compounds in the endocrine, metabolic and cardiovascular therapeutic areas.

AVEO Pharmaceuticals is a biopharmaceutical company focused on the discovery and development of novel cancer therapeutics.

Portola Pharmaceuticals, Inc. is a biopharmaceutical company focused on the discovery and development of novel therapeutics for the treatment and prevention of severe cardiovascular diseases.

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

During the three months ended March 31, 2007, we issued 55,922 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $783,000.

On July 26, 2006, our Board of Directors approved additional retainer fees for each of our non-interested directors, each of whom elected to receive a portion of their retainer fees in shares of our common stock in lieu of cash. As a result, during the quarter ended March 31, 2007, we issued the following number of our shares of our common stock to each non-interested director in lieu of the additional retainer fees: Mr Badavas received 1,667 shares of our common stock in lieu of approximately $23,750, of additional retainer fees; Mr. Chow received 5,000 shares of common stock in lieu of approximately $71,250 of additional retainer fees; and Mr. Woodward received 5,000 shares of common stock in lieu of approximately $71,250 of additional retainer fees. We issued these shares pursuant to an exemption from the registration requirements of the Securities Act of 1933.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 8, 2007	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 8, 2007	/s/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002