Form 10-Q
period 2007-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2007-08-09
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

On August 6, 2007, there were 32,373,043 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2007 (unaudited)	December 31, 2006
Assets
Investments, at value (cost of $411,011,161 and $279,946,465, respectively)	$416,705,087	$283,233,751
Deferred loan origination revenue	(4,939,369)	(3,450,971)
Cash and cash equivalents	7,465,828	16,404,214
Interest receivable	4,934,961	2,906,831
Other assets	3,570,301	2,048,384

Total assets	427,736,808	301,142,209

Liabilities
Accounts payable	535,247	540,376
Accrued liabilities	3,477,486	4,189,011
Short-term loans payable	21,700,000	41,000,000
Long-term loans payable	12,000,000	—

Total liabilities	37,712,733	45,729,387

Net assets	$390,024,075	$255,412,822

Net assets consist of:
Par value	$32,371	$21,927
Capital in excess of par value	391,061,289	257,234,729
Unrealized appreciation on investments	5,042,341	2,860,654
Accumulated realized gains (losses) on investments	(2,017,940)	(1,972,014)
Distributions in excess of investment income	(4,093,986)	(2,732,474)

Total net assets	$390,024,075	$255,412,822

Shares of common stock outstanding ($0.001 par value, 60,000,000 authorized)	32,371,376	21,927,034

Net asset value per share	$12.05	$11.65

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(unaudited)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (1.04%)*(4)	Drug Discovery	Senior Debt
		Matures June 2009
		Interest rate 10.25%	$3,663,796	$3,596,060	$3,596,060
		Preferred Stock Warrants		69,106	409,707
		Preferred Stock Warrants		34,996	31,290
Acceleron Pharmaceuticals, Inc. (0.28%)		Preferred Stock		1,000,000	1,111,112

Total Acceleron Pharmaceuticals, Inc.				4,700,162	5,148,169
Aveo Pharmaceuticals, Inc. (3.66%)(4)	Drug Discovery	Senior Debt
		Matures September 2009
		Interest rate 10.75%	$14,289,198	14,166,591	14,166,591
		Preferred Stock Warrants		144,056	84,408
		Preferred Stock Warrants		46,288	32,845

Total Aveo Pharmaceuticals, Inc.				14,356,935	14,283,844
Elixir Pharmaceuticals, Inc. (2.57%)(4)	Drug Discovery	Senior Debt
		Matures June 2010
		Interest rate Prime + 2.45%	$10,000,000	9,878,968	9,878,968
		Preferred Stock Warrants		149,510	132,908

Total Elixir Pharmaceuticals, Inc.				10,028,478	10,011,876
EpiCept Corporation (2.60%)(4)	Drug Discovery	Senior Debt
		Matures August 2009
		Interest rate 11.70%	$9,129,887	8,571,497	8,571,497
		Common Stock Warrants		794,633	1,568,705

Total EpiCept Corporation				9,366,130	10,140,202
Memory Pharmaceuticals Corp. (2.84%) (4)	Drug Discovery	Senior Debt
		Matures February 2011
		Interest rate 11.45%	$11,000,000	9,362,449	9,362,449
		Common Stock Warrants		1,750,585	1,698,732

Total Memory Pharmaceuticals Corp.				11,113,034	11,061,181
Merrimack Pharmaceuticals, Inc. (1.27%)(4)	Drug Discovery	Convertible Senior Debt
		Matures October 2008
		Interest rate 11.15%	$5,833,308	4,380,225	4,570,225
		Preferred Stock Warrants		155,456	388,729

Total Merrimack Pharmaceuticals, Inc.				4,535,681	4,958,954
Neosil, Inc. (0.51%)	Drug Discovery	Senior Debt
		Matures May 2010
		Interest rate 10.75%	$2,000,000	1,921,817	1,921,817
		Preferred Stock Warrants		82,782	83,423

Total Neosil, Inc.				2,004,599	2,005,240
Paratek Pharmaceuticals, Inc. (1.21%)(4)	Drug Discovery	Senior Debt
		Matures June 2008
		Interest rate 11.10%	$4,675,325	4,633,343	4,633,343
		Preferred Stock Warrants		137,396	91,625

Total Paratek Pharmaceuticals, Inc.				4,770,739	4,724,968
Portola Pharmaceuticals, Inc. (3.87%)(4)	Drug Discovery	Senior Debt
		Matures September 2010
		Interest rate Prime + 1.75%	$15,000,000	14,875,281	14,875,281
		Preferred Stock Warrants		151,557	205,290

Total Portola Pharmaceuticals, Inc.				15,026,838	15,080,571

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Sirtris Pharmaceuticals, Inc. (2.68%)(4)	Drug Discovery	Senior Debt
		Matures April 2011
		Interest rate 10.60%	$10,000,000	$9,933,376	$9,933,376
		Common Stock Warrants		88,829	504,743
Sirtris Pharmaceuticals, Inc. (0.14%)		Common Stock		500,000	559,524

Total Sirtris Pharmaceuticals, Inc.				10,522,205	10,997,643

Total Drug Discovery (22.67%)				86,424,801	88,412,648

IKANO Communications, Inc. (5.78%)(4)	Communications & Networking	Senior Debt Matures March 2011

		Interest rate 11.00%	$22,500,000	22,500,000	22,500,000
		Preferred Stock Warrants		45,460	27,138
		Preferred Stock Warrants		72,344	46,217

Total IKANO Communications, Inc.				22,617,804	22,573,355
Interwise, Inc. (0.06%)(4)	Communications & Networking	Senior Debt Preferred Stock Warrants		268,401	230,765

Total Interwise, Inc.				268,401	230,765
Ping Identity Corporation (0.57%)(4)	Communications & Networking	Senior Debt Matures June 2009

		Interest rate 11.50%	$2,112,811	2,082,820	2,082,820
		Preferred Stock Warrants		51,801	155,432

Total Ping Identity Corporation				2,134,621	2,238,252
Purcell Systems, Inc. (2.01%)	Communications & Networking	Senior Debt Matures June 2009

		Interest rate Prime + 3.50%	$2,500,000	2,380,622	2,380,622
		Revolving Line of Credit
		Matures June 2008
		Interest rate Prime + 2.00%	$5,334,473	5,334,473	5,334,473
		Preferred Stock Warrants		122,789	119,360

Total Purcell Systems, Inc.				7,837,884	7,834,455
Rivulet Communications, Inc. (0.90%)(4)	Communications & Networking	Senior Debt Matures September 2009

		Interest rate 10.60%	$3,500,000	3,467,973	3,467,973
		Preferred Stock Warrants		50,710	35,677
Rivulet Communications, Inc. (0.06%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,768,683	3,753,650
Seven Networks, Inc. (3.08%)	Communications & Networking	Senior Debt Matures April 2010

		Interest rate Prime + 3.75%	$10,000,000	10,000,000	10,000,000
		Revolving Line of Credit
		Matures April 2008
		Interest rate Prime + 3.00%	$2,000,000	1,841,383	1,841,383
		Preferred Stock Warrants		173,967	167,521

Total Seven Networks, Inc.				12,015,350	12,008,904
Simpler Networks Corp. (1.26%)(4)	Communications & Networking	Senior Debt Matures July 2009

		Interest rate 11.75%	$4,264,256	4,174,366	4,174,366
		Preferred Stock Warrants		160,241	727,740
Simpler Networks Corp. (0.13%)		Preferred Stock		500,000	500,000

Total Simpler Networks Corp.				4,834,607	5,402,106

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Tectura Corporation (5.57%)	Communications & Networking	Senior Debt Matures March 2012

		Interest rate LIBOR + 6.15%	$9,726,182	$9,677,668	$9,677,668
		Revolving Line of Credit
		Matures March 2008
		Interest rate LIBOR + 5.15%	$12,000,000	12,000,000	12,000,000
		Preferred Stock Warrants		51,067	49,368

Total Tectura Corporation				21,728,735	21,727,036
Teleflip, Inc. (0.13%)(4)	Communications & Networking	Senior Debt Matures May 2010

		Interest rate Prime + 2.75%	$500,000	489,784	489,784
		Preferred Stock Warrants		10,508	9,837

Total Teleflip, Inc.				500,292	499,621
Wireless Channels, Inc. (3.18%)	Communications & Networking	Senior Debt-Second Lien Matures April 2010

		Interest rate 9.25%	$2,378,824	2,240,922	2,240,922
		Senior Debt-Second Lien
		Matures April 2010
		Interest rate Prime + 4.25%	$10,000,000	10,000,000	10,000,000
		Preferred Stock Warrants		155,139	152,828

Total Wireless Channels, Inc.				12,396,061	12,393,750

Total Communications & Networking (22.73%)				88,102,438	88,661,894

Atrenta, Inc. (1.26%)(4)	Software	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$4,707,075	4,651,001	4,651,001
		Preferred Stock Warrants		102,396	189,211
		Preferred Stock Warrants		33,760	62,084
Atrenta, Inc. (0.06%)		Preferred Stock		250,000	250,000

Total Atrenta, Inc.				5,037,157	5,152,296
Blurb, Inc. (0.06%)	Software	Senior Debt
		Matures December 2009
		Interest rate 9.55%	$250,000	239,605	239,605
		Preferred Stock Warrants		12,904	11,513

Total Blurb, Inc.				252,509	251,118
Cittio, Inc. (0.26%)	Software	Senior Debt
		Matures April 2010
		Interest rate 11.00%	$1,000,000	1,000,000	1,000,000

Total Cittio, Inc.				1,000,000	1,000,000
Compete, Inc. (0.85%)(4)	Software	Senior Debt
		Matures March 2009
		Interest rate Prime + 3.50%	$3,168,595	3,133,366	3,133,366
		Preferred Stock Warrants		62,067	195,872

Total Compete, Inc.				3,195,433	3,329,238
Forescout Technologies, Inc. (0.77%)(4)	Software	Senior Debt
		Matures August 2009
		Interest rate 11.15%	$2,500,000	2,459,849	2,459,849
		Revolving Line of Credit
		Matures August 2007
		Interest rate Prime + 1.49%	$500,000	500,000	500,000
		Preferred Stock Warrants		55,593	45,585

Total Forescout Technologies, Inc.				3,015,442	3,005,434
GameLogic, Inc. (0.77%)(4)	Software	Senior Debt
		Matures December 2009
		Interest rate Prime + 4.125%	$2,947,396	2,926,101	2,926,101
		Preferred Stock Warrants		92,483	74,978

Total GameLogic, Inc.				3,018,584	3,001,079

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Gomez, Inc. (0.17%)(4)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$672,351	$667,491	$667,491
		Preferred Stock Warrants		35,000	9,542

Total Gomez, Inc.				702,491	677,033
HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44,466	31,004

Total HighRoads, Inc.				44,466	31,004
Intelliden, Inc. (0.73%)	Software	Senior Debt
		Matures February 2010
		Interest rate 13.20%	$2,793,991	2,780,727	2,780,727
		Preferred Stock Warrants		17,542	72,309

Total Intelliden, Inc.				2,798,269	2,853,036
Inxight Software, Inc. (0.92%)(4)	Software	Senior Debt
		Matures February 2008
		Interest rate 10.00%	$3,414,512	3,402,270	3,402,270
		Preferred Stock Warrants		55,963	133,000

Total Inxight Software, Inc.				3,458,233	3,535,270
Oatsystems, Inc. (1.40%)(4)	Software	Senior Debt
		Matures September 2009
		Interest rate 11.00%	$5,473,469	5,424,121	5,424,121
		Preferred Stock Warrants		67,484	47,488

Total Oatsystems, Inc.				5,491,605	5,471,609
Proficiency, Inc. (1.04%)(5)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,968,821	3,968,821
		Preferred Stock Warrants		96,370	97,459

Total Proficiency, Inc.				4,065,191	4,066,280
PSS Systems, Inc. (0.09%) (4)	Software	Senior Debt
		Matures March 2010
		Interest rate 10.74%	$350,000	304,485	304,485
		Preferred Stock Warrants		51,205	51,186

Total PSS Systems, Inc.				355,690	355,671
Savvion, Inc. (1.21%)(4)	Software	Senior Debt
		Matures March 2009
		Interest rate Prime + 3.45%	$1,695,633	1,695,633	1,695,633
		Revolving Line of Credit
		Matures March 2007
		Interest rate Prime + 2.00%	$3,000,000	3,000,000	3,000,000
		Preferred Stock Warrants		52,135	36,694

Total Savvion, Inc.				4,747,768	4,732,327
Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39,339	24,312

Total Sportvision, Inc.				39,339	24,312
Talisma Corp. (0.28%)(4)	Software	Subordinated Debt
		Matures December 2007
		Interest rate 11.25%	$1,076,689	1,069,883	1,069,883
		Preferred Stock Warrants		49,000	12,880

Total Talisma Corp.				1,118,883	1,082,763

Total Software (9.89%)				38,341,060	38,568,470

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Agami Systems, Inc. (1.66%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009

		Interest rate 11.00%	$6,385,715	$6,324,658	$6,324,658
		Preferred Stock Warrants		85,601	142,504

Total Agami Systems, Inc.				6,410,259	6,467,162
Luminus Devices, Inc. (3.38%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009

		Interest rate 12.50%	$13,194,417	13,005,316	13,005,316
		Preferred Stock Warrants		183,290	133,735
		Preferred Stock Warrants		83,529	75,868

Total Luminus Devices, Inc.				13,272,135	13,214,919
NetEffect, Inc. (0.64%)	Electronics & Computer Hardware	Senior Debt Matures May 2010

		Interest rate 11.95%	$2,500,000	2,458,726	2,458,726
		Preferred Stock Warrants		43,632	42,335

Total NetEffect, Inc.				2,502,358	2,501,061
NeoScale Systems, Inc. (0.77%)	Electronics & Computer Hardware	Senior Debt Matures October 2009

		Interest rate 10.75%	$3,000,000	2,982,305	2,982,305
		Preferred Stock Warrants		23,593	29,598

Total NeoScale Systems, Inc.				3,005,898	3,011,903
SiCortex, Inc. (0.04%)	Electronics & Computer Hardware	Preferred Stock Warrants		164,051	159,469

Total SiCortex, Inc.				164,051	159,469
Sling Media, Inc. (0.48%)	Electronics & Computer Hardware	Preferred Stock Warrants		38,968	1,373,104

		Preferred Stock		500,000	500,000

Total Sling Media, Inc.				538,968	1,873,104
VeriWave, Inc. (0.56%)	Electronics & Computer Hardware	Senior Debt Matures May 2010

		Interest rate 10.75%	$2,163,271	2,112,140	2,112,140
		Preferred Stock Warrants		54,230	53,243

Total VeriWave, Inc.				2,166,370	2,165,383
ViDeOnline Communications, Inc. (0.08%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		—	295,901

Total ViDeOnline Communications, Inc.				—	295,901

Total Electronics & Computer Hardware (7.61%)				28,060,039	29,688,902

Aegerion Pharmaceuticals, Inc. (2.57%) (4)	Specialty Pharmaceuticals	Senior Debt Matures August 2010

		Interest rate Prime + 2.50%	$10,000,000	9,937,545	9,937,545
		Preferred Stock Warrants		69,207	69,059

Total Aegerion Pharmaceuticals, Inc.				10,006,752	10,006,604
Quatrx Pharmaceuticals Company (4.21%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2010

		Interest rate Prime + 3.00%	$16,567,142	16,429,421	16,429,421
		Preferred Stock Warrants		220,354	—
Quatrx Pharmaceuticals Company (0.19%)		Preferred Stock		750,001	750,001

Total Quatrx Pharmaceuticals Company				17,399,776	17,179,422

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Panacos Pharmaceuticals, Inc. (2.55%)	Specialty Pharmaceuticals	Senior Debt Matures January 2011

		Interest rate 11.20%	$10,000,000	$9,144,567	$9,144,567
		Common Stock Warrants		876,297	803,781

Total Panacos Pharmaceuticals, Inc.				10,020,864	9,948,348

Total Specialty Pharmaceuticals (9.52%)				37,427,392	37,134,374

BabyUniverse, Inc. (1.31%)(4)	Consumer & Business Products	Senior Debt Matures July 2009

		Interest rate Prime + 2.35%	$5,000,000	4,783,184	4,783,184
		Common Stock Warrants		325,224	307,587

Total BabyUniverse, Inc.				5,108,408	5,090,771
Market Force Information, Inc. (0.43%)(4)	Consumer & Business Products	Senior Debt Matures May 2009

		Interest rate 10.45%	$1,541,514	1,527,721	1,527,721
		Preferred Stock Warrants		23,823	141,940
Market Force Information, Inc. (0.13%)		Preferred Stock		500,000	500,000

Total Market Force Information, Inc.				2,051,544	2,169,661
Wageworks, Inc. (3.11%)(4)	Consumer & Business Products	Senior Debt Matures November 2008
		Interest rate Prime + 4.00%	$11,127,398	11,031,412	11,031,412
		Preferred Stock Warrants		251,964	1,106,668
Wageworks, Inc. (0.06%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				11,533,371	12,388,075

Total Consumer & Business Products (5.04%)				18,693,323	19,648,507

Ageia Technologies, Inc. (1.55%)(4)	Semiconductors	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$6,001,890	5,966,071	5,966,071
		Convertible Debt		61,880	61,880
		Preferred Stock Warrants		99,190	—
Ageia Technologies, Inc. (0.13%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				6,627,141	6,527,951
Cradle Technologies (0.00%)	Semiconductors	Preferred Stock Warrants		79,150	—

Total Cradle Technologies				79,150	—
iWatt Inc. (1.30%)(4)	Semiconductors	Senior Debt
		Matures September 2009
		Interest rate Prime + 2.75%	$1,824,490	1,791,859	1,791,859
		Revolving Line of Credit
		Matures September 2007
		Interest rate Prime + 1.75%	$3,235,000	3,235,000	3,235,000
		Preferred Stock Warrants		45,684	54,384

Total iWatt Inc.				5,072,543	5,081,243
NEXX Systems, Inc. (2.82%)(4)	Semiconductors	Senior Debt
		Matures February 2010
		Interest rate Prime + 2.75%	$5,000,000	4,852,775	4,852,775
		Revolving Line of Credit
		Matures December 2009
		Interest rate Prime + 1.75%	$6,000,000	6,000,000	6,000,000
		Preferred Stock Warrants		164,613	153,966

Total NEXX Systems, Inc.				11,017,388	11,006,741

Total Semiconductors (5.80%)				22,796,222	22,615,935

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Labopharm USA, Inc. (1.19%)(4)(5)	Drug Delivery	Senior Debt
		Matures July 2008
		Interest rate 11.95%	$4,539,328	$4,651,897	$4,651,897

Total Labopharm USA, Inc.				4,651,897	4,651,897
Transcept Pharmaceuticals, Inc. (2.29%)(4)	Drug Delivery	Senior Debt
		Matures October 2009
		Interest rate 10.69%	$8,667,943	8,604,549	8,604,549
		Preferred Stock Warrants		35,630	120,553
		Preferred Stock Warrants		51,067	189,460
Transcept Pharmaceuticals, Inc. (0.13%)		Preferred Stock		500,000	500,000

Total Transcept Pharmaceuticals, Inc.				9,191,246	9,414,562

Total Drug Delivery (3.61%)				13,843,143	14,066,459

BARRX Medical, Inc. (0.39%)	Therapeutic	Preferred Stock		1,500,000	1,500,000

Total BARRX Medical, Inc.				1,500,000	1,500,000
EKOS Corporation (1.28%)	Therapeutic	Senior Debt
		Matures November 2010
		Interest rate Prime + 2.00%	$5,000,000	4,833,783	4,833,783
		Preferred Stock Warrants		174,528	169,449

Total EKOS Corporation				5,008,311	5,003,232
Gynesonics, Inc. (0.49%)(4)	Therapeutic	Senior Debt
		Matures October 2009
		Interest rate 9.50%	$1,881,146	1,869,862	1,869,862
		Preferred Stock Warrants		17,552	53,047
Gynesonics, Inc. (0.06%)		Preferred Stock		250,000	250,000

Total Gynesonics, Inc.				2,137,414	2,172,909
Novasys Medical, Inc. (2.05%)(4)	Therapeutic	Senior Debt
		Matures January 2010
		Interest rate 9.70%	$8,000,000	8,000,000	8,000,000

Total Novasys Medical, Inc.				8,000,000	8,000,000
Power Medical Interventions, Inc. (0.01%)	Therapeutic	Common Stock Warrants		20,687	27,371

Total Power Medical Interventions, Inc.				20,687	27,371

Total Therapeutic (4.28%)				16,666,412	16,703,512

Hedgestreet, Inc. (0.86%)(4)	Internet Consumer & Business Services	Senior Debt Matures March 2009

		Interest rate 11.30%	$3,329,307	3,301,086	3,301,086
		Preferred Stock Warrants		54,956	39,075

Total Hedgestreet, Inc.				3,356,042	3,340,161
Invoke Solutions, Inc. (0.56%)(4)	Internet Consumer & Business Services	Senior Debt Matures December 2008

		Interest rate 11.25%	$2,187,234	2,161,526	2,161,526
		Preferred Stock Warrants		49,722	36,816

Total Invoke Solutions, Inc.				2,211,248	2,198,342
Prism Education Group Inc. (0.51%)	Internet Consumer & Business Services	Senior Debt Matures December 2010

		Interest rate 11.25%	$2,000,000	1,958,261	1,958,261
		Preferred Stock Warrants		42,757	41,601

Total Prism Education Group Inc.				2,001,018	1,999,862
RazorGator Interactive Group, Inc. (0.64%)(4)	Internet Consumer & Business Services	Senior Debt Matures January 2008

		Interest rate 9.95%	$1,903,620	1,901,445	1,901,445
		Preferred Stock Warrants		13,050	552,355
		Preferred Stock Warrants		28,478	25,071
RazorGator Interactive Group, Inc. (0.44%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				2,942,973	4,187,049

Total Internet Consumer & Business Services (3.01%)				10,511,281	11,725,414

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Lilliputian Systems, Inc. (2.18%)(4)	Energy	Senior Debt
		Matures March 2010
		Interest rate 9.75%	$8,500,000	$8,468,986	$8,468,986
		Preferred Stock Warrants		48,460	34,462

Total Lilliputian Systems, Inc.				8,517,446	8,503,448

Total Energy (2.18%)				8,517,446	8,503,448

Active Response Group, Inc. (2.56%)	Information Services	Senior Debt
		Matures March 2012
		Interest rate Libor + 6.55%	$10,000,000	9,956,988	9,956,988
		Preferred Stock Warrants		38,434	37,835
		Common Stock Warrants		7,650	7,531

Total Active Response Group, Inc.				10,003,072	10,002,354
Buzznet, Inc. (0.06%)	Information Services	Senior Debt
		Matures March 2010
		Interest rate 10.25%	$250,000	242,344	242,344
		Preferred Stock Warrants		8,613	8,496

Total Buzznet, Inc.				250,957	250,840
Solutionary, Inc. (1.54%)	Information Services	Senior Debt
		Matures June 2010
		Interest rate LIBOR + 5.50%	$5,500,000	5,413,580	5,413,580
		Revolving Line of Credit
		Matures June 2010
		Interest rate LIBOR + 5.00%	$500,000	500,000	500,000
		Preferred Stock Warrants		93,827	92,363
Solutionary, Inc. (0.07%)		Preferred Stock		250,000	250,000

Total Solutionary, Inc.				6,257,407	6,255,943
Wallop Technologies, Inc. (0.06%)	Information Services	Senior Debt
		Matures March 2010
		Interest rate 10.00%	$237,207	230,564	230,564
		Preferred Stock Warrants		7,473	7,332

Total Wallop Technologies, Inc.				238,037	237,896

Total Information Services (4.29%)				16,749,473	16,747,033

Novadaq Technologies, Inc. (0.37%)	Diagnostic	Common Stock		1,735,157	1,461,740

Total Novadaq Technologies, Inc.				1,735,157	1,461,740
Optiscan Biomedical, Corp. (0.17%)(4)	Diagnostic	Senior Debt
		Matures March 2008
		Interest rate 15.00%	$617,389	594,022	594,022
		Preferred Stock Warrants		80,486	54,638
Optiscan Biomedical, Corp. (0.26%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				1,674,508	1,648,660
Xillix Technologies Corp. (0.41%)(4)(5)(7)	Diagnostic	Senior Debt
		Matures December 2008
		Interest rate 12.40%	$1,750,374	1,602,518	1,602,518
		Common Stock Warrants		313,108	—

Total Xillix Technologies Corp.				1,915,626	1,602,518

Total Diagnostic (1.21%)				5,325,291	4,712,918

Guava Technologies, Inc. (1.38%)(4)	Biotechnology Tools	Senior Debt
		Matures July 2009
		Interest rate Prime + 3.25%	$4,389,223	4,331,505	4,331,505
		Revolving Line of Credit
		Matures December 2007
		Interest rate Prime + 2.00%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		105,399	72,635

Total Guava Technologies, Inc.				5,436,904	5,404,140

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2007

(Continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
NuGEN Technologies, Inc. (0.26%)	Biotechnology Tools	Senior Debt
		Matures March 2010
		Interest rate 11.70%	$1,000,000	$958,899	$958,899
		Preferred Stock Warrants		44,837	44,138

Total NuGEN Technologies, Inc.				1,003,736	1,003,037

Total Biotechnology Tools (1.64%)				6,440,640	6,407,177

Rubicon Technology Inc. (2.08%) (4)	Advanced Specialty Materials & Chemicals	Senior Debt Matures December 2010

		Interest rate Prime + 3.375%	$5,100,000	5,023,863	5,023,863
		Revolving Line of Credit
		Matures April 2008
		Interest rate Prime + 0.25%	$3,000,000	3,000,000	3,000,000
		Preferred Stock Warrants		81,708	78,991

Total Rubicon Technology Inc.				8,105,571	8,102,854

Total Advanced Specialty Materials & Chemicals (2.08%)				8,105,571	8,102,854

Waterfront Media Inc. (1.28%) (4)	Media/Content/Info	Senior Debt
		Matures December 2010
		Interest rate Prime + 3.00%	$3,000,000	2,946,966	2,946,966
		Revolving Line of Credit
		Matures March 2008
		Interest rate Prime + 1.25%	$2,000,000	2,000,000	2,000,000
		Preferred Stock Warrants		59,663	58,576

Total Waterfront Media Inc.				5,006,629	5,005,542

Total Media/Content/Info (1.28%)				5,006,629	5,005,542

Total Investments (106.84%)				$411,011,161	$416,705,087

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $7,412,168, $1,718,242 and $5,693,926, respectively.
(3)	Except for warrants in seven publicly traded companies and common stock in two publicly traded companies, all investments are restricted at June 30, 2007 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $602,000 at June 30, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at June 30, 2007.
(5)	Non-U.S. company or the company's principal place of business is outside the United States.
(6)	All investments are less than 5% owned.
(7)	Non-income producing at the relevant period end.

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(unaudited)

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (1.74%)*(4)	Biopharmaceuticals	Senior Debt
		Matures June 2009
		Interest rate 10.25%	$4,069,607	$3,987,624	$3,987,624
		Preferred Stock Warrants		69,106	417,115
		Preferred Stock Warrants		34,996	34,393
Acceleron Pharmaceuticals, Inc. (0.44%)		Preferred Stock		1,000,000	1,111,112

Total Acceleron Pharmaceuticals, Inc				5,091,726	5,550,244
Aveo Pharmaceuticals, Inc. (5.88%)(4)	Biopharmaceuticals	Senior Debt
		Matures September 2009
		Interest rate 10.75%	$15,000,000	14,849,099	14,849,099
		Preferred Stock Warrants		144,056	115,212
		Preferred Stock Warrants		46,288	43,771

Total Aveo Pharmaceuticals, Inc				15,039,443	15,008,082
Elixir Pharmaceuticals, Inc. (3.92%)	Biopharmaceuticals	Senior Debt
		Matures June 2010
		Interest rate Prime + 2.45%	$10,000,000	9,857,610	9,857,610
		Preferred Stock Warrants		74,755	73,334
		Preferred Stock Warrants		74,755	73,334

Total Elixir Pharmaceuticals, Inc.				10,007,120	10,004,278
EpiCept Corporation (3.84%)	Biopharmaceuticals	Senior Debt
		Matures August 2009
		Interest rate 11.70%	$10,000,000	9,312,750	9,312,750
		Common Stock Warrants		794,633	507,592

Total EpiCept Corporation				10,107,383	9,820,342
Guava Technologies, Inc. (2.26%)(4)	Biopharmaceuticals	Senior Debt
		Matures July 2009
		Interest rate Prime + 3.25%	$5,266,485	5,193,710	5,193,710
		Revolving Line of Credit
		Matures December 2007
		Interest rate Prime + 2.00%	$500,000	500,000	500,000
		Preferred Stock Warrants		105,399	83,940

Total Guava Technologies, Inc				5,799,109	5,777,650
Labopharm USA, Inc. (2.58%)(4)(5)	Biopharmaceuticals	Senior Debt
		Matures July 2008
		Interest rate 11.95%	$6,675,417	6,598,870	6,598,870

Total Labopharm USA, Inc.				6,598,870	6,598,870
Merrimack Pharmaceuticals, Inc. (2.61%)(4)	Biopharmaceuticals	Convertible Senior Debt
		Matures October 2008
		Interest rate 11.15%	$6,043,382	5,967,550	6,254,550
		Preferred Stock Warrants		155,456	409,159

Total Merrimack Pharmaceuticals, Inc.				6,123,006	6,663,709
Paratek Pharmaceuticals, Inc. (2.62%)(4)	Biopharmaceuticals	Senior Debt
		Matures June 2008
		Interest rate 11.10%	$6,651,586	6,586,705	6,586,705
		Preferred Stock Warrants		137,396	110,553

Total Paratek Pharmaceuticals, Inc.				6,724,101	6,697,258
Portola Pharmaceuticals, Inc. (4.41%) .	Biopharmaceuticals	Senior Debt
		Matures September 2010
		Interest rate Prime + 1.75%	$11,250,000	$11,145,804	$11,145,804
		Preferred Stock Warrants		113,668	107,489

Total Portola Pharmaceuticals, Inc				11,259,472	11,253,293
Quatrx Pharmaceuticals Company (7.05%)(4)	Biopharmaceuticals	Senior Debt
		Matures January 2010
		Interest rate Prime + 3.00%	$18,000,000	17,834,735	17,834,735
		Preferred Stock Warrants		220,354	179,708

Total Quatrx Pharmaceuticals Company				18,055,089	18,014,443
Sirtris Pharmaceuticals, Inc. (3.91%)(4)	Biopharmaceuticals	Senior Debt
		Matures April 2011
		Interest rate 10.60%	$10,000,000	9,924,495	9,924,495
		Preferred Stock Warrants		88,829	70,986

Total Sirtris Pharmaceuticals, Inc.				10,013,324	9,995,481

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
TransOral Pharmaceuticals, Inc. (3.92%)(4)	Biopharmaceuticals	Senior Debt
		Matures October 2009
		Interest rate 10.69%	$10,000,000	9,921,976	9,921,976
		Preferred Stock Warrants		35,630	28,265
		Preferred Stock Warrants		51,067	50,548

Total TransOral Pharmaceuticals, Inc.				10,008,673	10,000,789

Total Biopharmaceuticals (45.18%)				114,827,316	115,384,439

Atrenta, Inc. (2.03%)(4)	Software	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$5,000,000	4,929,298	4,929,298
		Preferred Stock Warrants		102,396	200,285
		Preferred Stock Warrants		33,760	65,719
Atrenta, Inc. (0.10%)		Preferred Stock		250,000	250,000

Total Atrenta, Inc				5,315,454	5,445,302
Blurb, Inc. (0.10%)	Software	Senior Debt
		Matures December 2009
		Interest rate 9.55%	$250,000	237,454	237,454
		Preferred Stock Warrants		12,904	12,653

Total Blurb, Inc				250,358	250,107
Compete, Inc. (1.52%)(4)	Software	Senior Debt
		Matures March 2009
		Interest rate Prime + 3.50%	$3,884,338	3,839,045	3,839,045
		Preferred Stock Warrants		62,067	49,247

Total Compete, Inc.				3,901,112	3,888,292
Forescout Technologies, Inc. (0.78%)	Software	Senior Debt
		Matures August 2009
		Interest rate 11.15%	$2,000,000	1,950,584	1,950,584
		Preferred Stock Warrants		55,593	50,800

Total Forescout Technologies, Inc.				2,006,177	2,001,384
GameLogic, Inc. (1.17%)(4)	Software	Senior Debt
		Matures December 2009
		Interest rate Prime + 4.125%	$3,000,000	$2,957,416	$2,957,416
		Preferred Stock Warrants		52,604	41,860

Total GameLogic, Inc				3,010,020	2,999,276
Gomez, Inc. (0.48%)(4)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$1,212,506	1,201,811	1,201,811
		Preferred Stock Warrants		35,000	18,832

Total Gomez, Inc.				1,236,811	1,220,643
HighRoads, Inc. (0.77%)(4)	Software	Senior Debt
		Matures February 2009
		Interest rate 11.65%	$1,954,723	1,923,844	1,923,844
		Preferred Stock Warrants		44,466	35,484

Total HighRoads, Inc				1,968,310	1,959,328
Intelliden, Inc. (1.17%)	Software	Senior Debt
		Matures February 2010
		Interest rate 13.20%	$3,000,000	2,984,169	2,984,169
		Preferred Stock Warrants		17,542	16,688

Total Intelliden, Inc.				3,001,711	3,000,857
Inxight Software, Inc. (1.60%)(4)	Software	Senior Debt
		Matures February 2008
		Interest rate 10.00%	$4,073,794	4,051,059	4,051,059
		Preferred Stock Warrants		55,963	29,800

Total Inxight Software, Inc.				4,107,022	4,080,859
Oatsystems, Inc. (2.36%)(4)	Software	Senior Debt
		Matures September 2009
		Interest rate 11.00%	$6,000,000	5,973,007	5,973,007
		Preferred Stock Warrants		33,742	26,881

Total Oatsystems, Inc.				6,006,749	5,999,888

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Proficiency, Inc. (1.43%)(5)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,951,815	3,548,185
		Preferred Stock Warrants		96,370	115,977

Total Proficiency, Inc.				4,048,185	3,664,162
Savvion, Inc. (1.58%)(4)	Software	Senior Debt
		Matures March 2009
		Interest rate Prime + 3.45%	$1,000,000	1,000,000	1,000,000
		Revolving Line of Credit
		Matures March 2007
		Interest rate Prime + 2.00%	$3,000,000	2,991,311	2,991,311
		Preferred Stock Warrants		52,135	41,743

Total Savvion, Inc				4,043,446	4,033,054
Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39,339	29,667

Total Sportvision, Inc.				39,339	29,667
Talisma Corp. (0.74%)(4)	Software	Subordinated Debt
		Matures December 2007
		Interest rate 11.25%	$1,873,774	$1,858,802	$1,858,802
		Preferred Stock Warrants		49,000	25,259

Total Talisma Corp				1,907,802	1,884,061

Total Software (15.84%)				40,842,496	40,456,880

BabyUniverse, Inc. (1.90%)(4)	Consumer & Business Products	Senior Debt Matures July 2009

		Interest rate Prime + 2.35%	$5,000,000	4,728,980	4,728,980
		Common Stock Warrants		325,224	146,299

Total BabyUniverse, Inc				5,054,204	4,875,279
Market Force Information, Inc. (0.70%)(4)	Consumer & Business Products	Senior Debt Matures May 2009

		Interest rate 10.45%	$1,777,064	1,759,510	1,759,510
		Preferred Stock Warrants		23,823	19,197

Total Market Force Information, Inc				1,783,333	1,778,707
Wageworks, Inc. (5.89%)(4)	Consumer & Business Products	Senior Debt Matures November 2008

		Interest rate Prime + 4.00%	$14,036,422	13,904,441	13,904,441
		Preferred Stock Warrants		251,964	1,140,998
Wageworks, Inc. (0.10%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc				14,406,400	15,295,434

Total Consumer & Business Products (8.59%)				21,243,937	21,949,420

IKANO Communications, Inc. (0.03%)	Communications & Networking	Preferred Stock Warrants		45,460	33,391

		Preferred Stock Warrants		72,344	55,530

Total IKANO Communications, Inc.				117,804	88,921
Interwise, Inc. (0.83%)(4)	Communications & Networking	Senior Debt Matures August 2008

		Interest rate 17.50%	$2,094,999	1,869,542	1,869,542
		Preferred Stock Warrants		268,401	244,653

Total Interwise, Inc				2,137,943	2,114,195
Pathfire, Inc. (1.84%)(4)	Communications & Networking	Senior Debt Matures December 2008

		Interest rate Prime + 3.65%	$4,713,221	4,672,795	4,672,795
		Preferred Stock Warrants		63,276	16,918

Total Pathfire, Inc				4,736,071	4,689,713
Ping Identity Corporation (1.05%)(4)	Communications & Networking	Senior Debt Matures June 2009

		Interest rate 11.50%	$2,569,123	2,530,953	2,530,953
		Preferred Stock Warrants		51,801	160,500

Total Ping Identity Corporation				2,582,754	2,691,453
Rivulet Communications, Inc. (1.37%)(4)	Communications & Networking	Senior Debt Matures September 2009

		Interest rate 10.60%	$3,500,000	$3,459,966	$3,459,966
		Preferred Stock Warrants		50,710	40,352
Rivulet Communications, Inc. (0.10%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,760,676	3,750,318

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Simpler Networks Corp. (2.20%)(4)	Communications & Networking	Senior Debt

		Matures July 2009
		Interest rate 11.75%	$5,000,000	4,886,659	4,886,659
		Preferred Stock Warrants		160,241	742,688
Simpler Networks Corp. (0.20%)		Preferred Stock		500,000	500,000

Total Simpler Networks Corp.				5,546,900	6,129,347

Total Communications & Networking (7.62%)				18,882,148	19,463,947
Adiana, Inc. (0.53%)(4)	Medical Devices & Equipment	Senior Debt

		Matures June 2008
		Interest rate Prime + 6.00%	$1,346,551	1,312,938	1,312,938
		Preferred Stock Warrants		67,225	52,427
Adiana, Inc. (0.20%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				1,880,163	1,865,365
BARRX Medical, Inc. (0.59%)	Medical Devices & Equipment	Preferred Stock		1,500,000	1,500,000

Total BARRX Medical, Inc				1,500,000	1,500,000
Gynesonics, Inc. (0.80%)	Medical Devices & Equipment	Senior Debt

		Matures October 2009
		Interest rate 9.50%	$2,000,000	1,986,209	1,986,209
		Preferred Stock Warrants		17,552	54,735

Total Gynesonics, Inc				2,003,761	2,040,944
Novasys Medical, Inc. (3.13%)(4)	Medical Devices & Equipment	Senior Debt

		Matures January 2010
		Interest rate 9.70%	$8,000,000	8,000,000	8,000,000

Total Novasys Medical, Inc				8,000,000	8,000,000
Optiscan Biomedical, Corp. (0.40%)(4)	Medical Devices & Equipment	Senior Debt

		Matures March 2008
		Interest rate 15.00%	$1,006,259	967,314	967,314
		Preferred Stock Warrants		80,486	64,478
Optiscan Biomedical, Corp. (0.39%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp				2,047,800	2,031,792
Power Medical Interventions, Inc. (0.01%)	Medical Devices & Equipment	Common Stock Warrants		20,687	30,200

Total Power Medical Interventions, Inc				20,687	30,200
Xillix Technologies Corp. (1.53%)(4)(5)(6)	Medical Devices & Equipment	Senior Debt

		Matures December 2008
		Interest rate 12.40%	$3,975,834	$3,775,493	$3,775,493
		Common Stock Warrants		313,108	122,206

Total Xillix Technologies Corp				4,088,601	3,897,699

Total Medical Devices & Equipment (7.58%)				19,541,012	19,366,000

Hedgestreet, Inc. (1.67%)(4)	Internet Consumer & Business Services	Senior Debt	$4,263,806	4,226,674	4,226,674

		Matures March 2009 Interest rate 11.30%
		Preferred Stock Warrants		54,956	44,836

Total Hedgestreet, Inc				4,281,630	4,271,510
Invoke Solutions, Inc. (0.97%)(4)	Internet Consumer & Business Services	Senior Debt	$2,466,574	2,438,574	2,438,574

		Matures December 2008 Interest rate 11.25%
		Preferred Stock Warrants		43,826	35,741

Total Invoke Solutions, Inc.				2,482,400	2,474,315
RazorGator Interactive Group, Inc. (1.25%)(4)	Internet Consumer & Business Services	Senior Debt

		Matures January 2008 Interest rate 9.95%	$2,637,626	2,633,276	2,633,276
		Preferred Stock Warrants		13,050	570,026
RazorGator Interactive Group, Inc. (0.67%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				3,646,326	4,911,480

Total Internet Consumer & Business Services (4.56%)				10,410,356	11,657,305

Agami Systems, Inc. (2.75%)(4)	Electronics & Computer Hardware	Senior Debt

		Matures August 2009
		Interest rate 11.00%	$7,000,000	6,924,288	6,924,288
		Preferred Stock Warrants		85,601	79,040

Total Agami Systems, Inc.				7,009,889	7,003,328

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(Continued)

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Cornice, Inc. (1.44%)(4)	Electronics & Computer Hardware
		Senior Debt
		Matures November 2008
		Interest rate Prime + 4.50%	$3,524,664	3,459,755	3,459,755
		Preferred Stock Warrants		101,597	80,181
		Preferred Stock Warrants		35,353	27,571
		Preferred Stock Warrants		135,403	106,862

Total Cornice, Inc				3,732,108	3,674,369
Luminus Devices, Inc. (5.88%)(4)	Electronics & Computer Hardware	Senior Debt	$15,000,000	14,765,514	14,765,514

		Matures August 2009
		Interest rate 12.50%
		Preferred Stock Warrants		183,290	161,106
		Preferred Stock Warrants		83,529	83,466

Total Luminus Devices, Inc.				15,032,333	15,010,086
NeoScale Systems, Inc. (1.17%)(4)	Electronics & Computer Hardware	Senior Debt	$3,000,000	$2,978,373	$2,978,373

		Matures October 2009
		Interest rate 10.75%
		Preferred Stock Warrants		23,593	22,525

Total NeoScale Systems, Inc				3,001,966	3,000,898
Sling Media, Inc. (0.56%)	Electronics & Computer Hardware	Preferred Stock Warrants		38,968	936,565

		Preferred Stock		500,000	500,000

Total Sling Media, Inc				538,968	1,436,565
ViDeOnline Communications, Inc. (0.18%)(4)	Electronics & Computer Hardware	Senior Debt

		Matures May 2009
		Interest rate 15.00%	$461,158	461,158	461,158
		Preferred Stock Warrants		—	—

Total ViDeOnline Communications, Inc				461,158	461,158

Total Electronics & Computer Hardware (11.98%)				29,776,422	30,586,404

Ageia Technologies, Inc. (2.76%)(4)	Semiconductors	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$7,027,806	6,975,456	6,975,456
		Preferred Stock Warrants		99,190	73,604
Ageia Technologies, Inc. (0.20%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				7,574,646	7,549,060
Cradle Technologies (0.02%)	Semiconductors	Preferred Stock Warrants		79,150	63,647

Total Cradle Technologies				79,150	63,647
iWatt Inc. (1.27%)(4)	Semiconductors	Senior Debt
		Matures September 2009
		Interest rate Prime + 2.75%	$2,000,000	1,959,537	1,959,537
		Revolving Line of Credit
		Matures September 2007
		Interest rate Prime + 1.75%	$1,250,000	1,250,000	1,250,000
		Preferred Stock Warrants		45,684	41,417

Total iWatt Inc				3,255,221	3,250,954
NEXX Systems, Inc. (1.96%)(4)	Semiconductors	Senior Debt
		Matures February 2010
		Interest rate Prime + 2.75%	$4,000,000	3,919,015	3,919,015
		Revolving Line of Credit
		Matures December 2009
		Interest rate Prime + 1.75%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		83,116	83,938

Total NEXX Systems, Inc.				5,002,131	5,002,953

Total Semiconductors (6.21%)				15,911,148	15,866,614

Lilliputian Systems, Inc. (3.33%)(4)	Energy	Senior Debt
		Matures March 2010
		Interest rate 9.75%	$8,500,000	$8,463,170	$8,463,170
		Preferred Stock Warrants		48,460	39,572

Total Lilliputian Systems, Inc.				8,511,630	8,502,742

Total Energy (3.33%)				8,511,630	8,502,742

Total Investments (110.89%)				$279,946,465	$283,233,751

*	Value as a percent of net assets.
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,919,518, $1,632,232 and $3,287,286, respectively.
(3)	Except for warrants in three publicly traded companies, all investments are restricted at December 31, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2006.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Debt is on non-accrual status at December 31, 2006, and is therefore considered non-income producing.
(7)	All investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Investment income:
Interest	$11,791,547	$6,175,831	$20,827,536	$11,810,370
Fees	1,483,213	612,080	2,126,171	1,464,674

Total investment income	13,274,760	6,787,911	22,953,707	13,275,044

Operating expenses:
Interest	1,763,285	1,357,893	2,449,250	3,034,875
Loan fees	250,313	286,688	516,420	537,481
Employee compensation:
Compensation and benefits	2,014,763	1,127,238	3,954,324	2,332,320
Stock-based compensation	292,705	130,000	546,455	253,000

Total employee compensation	2,307,468	1,257,238	4,500,779	2,585,320
General and administrative	1,713,931	1,418,584	3,022,167	2,603,977

Total operating expenses	6,034,997	4,320,403	10,488,616	8,761,653

Net investment income before provision for income taxes and investment gains and losses	7,239,763	2,467,508	12,465,091	4,513,391
Provision (benefit) for income taxes	—	(771,823)	—	988,177

Net investment income	7,239,763	3,239,331	12,465,091	3,525,214
Net realized gain (loss) on investments	(335,629)	1,599,422	(45,926)	(140,949)
Net increase (decrease) in unrealized appreciation on investments	1,365,634	(1,472,381)	2,181,687	2,487,100

Net realized and unrealized gain	1,030,005	127,041	2,135,761	2,346,151

Net increase in net assets resulting from operations	$8,269,768	$3,366,372	$14,600,852	$5,871,365

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$0.29	$0.19	$0.52	$0.40

Diluted	$0.29	$0.19	$0.51	$0.39

Change in net assets per common share:
Basic	$0.33	$0.26	$0.61	$0.52

Diluted	$0.33	$0.26	$0.60	$0.51

Weighted average shares outstanding
Basic	25,190,000	12,859,000	24,037,000	11,394,000

Diluted	25,401,000	12,945,000	24,248,000	11,479,000

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains(Losses) on Investments	Distributions in Excess of Investment Income	Net Assets
	Shares	Par Value
Balance at December 31, 2005	9,801,965	$9,802	$114,524,833	$353,093	$481,694	$(1,017,092)	114,352,330
Net increase in net assets resulting from operations	—	—	—	2,487,100	(140,949)	3,525,214	5,871,365
Issuance of common stock	432,900	433	4,999,567	—	—	—	5,000,000
							—
Issuance of common stock in Rights Offering, net of offering costs	3,411,992	3,412	33,860,028	—	—	—	33,863,440
Dividends declared	—	—	—	—	—	(6,011,049)	(6,011,049)
Stock-based compensation	—	—	253,000	—	—	—	253,000

Balance at June 30, 2006	13,646,857	$13,647	$153,637,428	$2,840,193	$340,745	$(3,502,927)	$153,329,086

Balance at December 31, 2006	21,927,034	$21,927	$257,234,729	$2,860,654	$(1,972,014)	$(2,732,474)	$255,412,822
Net increase in net assets resulting from operations	—	—	—	2,181,687	(45,926)	12,465,091	14,600,852
Issuance of common stock in lieu of directors’ compensation	23,334	23	326,070	—	—	—	326,093
Issuance of common stock in public offerings, net of offering costs	10,040,000	10,040	128,469,177	—	—	—	128,479,217
Issuance of common stock from warrant exercises	256,128	256	2,707,017	—	—	—	2,707,273
Issuance of common stock under dividend reinvestment plan	124,880	125	1,777,841	—	—	—	1,777,966
Dividends declared	—	—	—	—	—	(13,826,603)	(13,826,603)
Stock-based compensation	—	—	546,455	—	—	—	546,455

Balance at June 30, 2007	32,371,376	$32,371	$391,061,289	$5,042,341	$(2,017,940)	$(4,093,986)	$390,024,075

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net increase in net assets resulting from operations	$14,600,852	$5,871,365
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(180,685,616)	(65,850,000)
Principal payments received on investments	49,989,346	48,823,968
Proceeds from sale of investments	873,002	2,594,002
Net unrealized appreciation on investments	(2,406,640)	541,407
Net unrealized appreciation on investments due to lender	224,953	(23,001)
Net realized loss on investments	45,926	(2,280,541)
Warrant values for unfunded loans	(164,056)	—
Accretion of loan discounts	(1,107,224)	(709,406)
Accretion of loan exit fees	(676,555)	(276,981)
Depreciation	99,538	20,638
Stock-based compensation	546,455	253,000
Common stock issued in lieu of Director compensation	326,093	—
Amortization of deferred loan origination revenue	(1,483,139)	(1,162,048)
Change in operating assets and liabilities:
Interest receivable	(1,351,575)	(475,402)
Prepaid expenses and other assets	(622,281)	888,091
Income tax receivable	29,294	(533,423)
Deferred tax asset	—	1,454,000
Accounts payable	(5,129)	529,903
Income tax payable	—	(1,709,000)
Accrued liabilities	(952,552)	799,019
Deferred loan origination revenue	2,971,537	1,654,160

Net cash used in operating activities	(119,747,771)	(9,590,249)

Cash flows from investing activities:
Purchases of capital equipment	(131,636)	(27,627)
Other long-term assets	269,168	(385,207)

Net cash provided by (used in) investing activities	137,532	(412,834)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	131,186,490	38,863,440
Dividends paid	(12,048,637)	(6,011,049)
Borrowings of credit facilities	124,000,000	—
Repayments of credit facilities	(131,300,000)	(15,000,000)
Fees paid for credit facilities and debentures	(1,166,000)	—

Net cash provided by financing activities	110,671,853	17,852,391

Net (decrease) increase in cash	(8,938,386)	7,849,308
Cash and cash equivalents at beginning of period	16,404,214	15,362,447

Cash and cash equivalents at end of period	$7,465,828	$23,211,755

Supplemental Disclosure:
Interest paid	$2,239,011	$2,792,179
Income taxes paid	$—	$1,775,000
Stock issued under dividend reinvestment plan	$1,777,966	$—

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado, Chicago, Illinois, Costa Mesa, California and Columbus, Ohio areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

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

In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HTII and HTM is the general partner. (see Note 4).

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments, apart from the reclassification described in Note 2, consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2006. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Certain prior period information has been reclassified to conform to current period presentation.

2. Reclassification

When the Company exits an investment and realizes a gain or loss, the Company makes an accounting entry to reverse any unrealized appreciation or depreciation, respectively, that the Company previously recorded to reflect the appreciated or depreciated value of the investment. The Company recorded a reversal of $3.3 million from unrealized depreciation and recorded a realized loss of $3.3 million for the nine months ended September 30, 2006. During the fourth quarter of 2005, the Company recorded an unrealized depreciation of approximately $3.3 million in one portfolio company. As disclosed in Footnote 16 — Subsequent Events to the financial statements filed on Form 10-K for the year ended December 31, 2005, the assets of the portfolio company were sold in January 2006, and a realized loss was incurred. The difference between the unrealized depreciation as recorded in 2005 and the actual realized loss was not material. The Company did not reverse the loss from an unrealized depreciation to a realized loss in the first quarter of 2006, instead only recording the reversal in the third quarter of 2006. The accompanying comparative consolidated financial statements for the six-month period ended June 30, 2006 reflect the reversal with the previously recorded net unrealized depreciation of approximately $798,000 resulting in an unrealized appreciation of $2.5 million and the previously realized gain of $3.1 million resulting in a net realized loss of approximately $141,000. This reversal does not affect the reported Net Investment Income, Net Income, Earnings per Share, Net Asset Value or Net Asset Value per Share for the six-month period ended June 30, 2006.

3. Valuation of Investments

Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistently applied procedures and the recommendations of the Valuation Committee of the Board of Directors. At June 30, 2007, approximately 97% of the Company’s total assets represented investments in portfolio companies of which greater than 98% are valued at fair value by the Board of Directors.

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

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At June 30, 2007 and December 31, 2006, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of June 30, 2007 and December 31, 2006 at fair value is shown as follows:

	June 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$391.4	93.9%	$273.2	96.5%
Senior debt-second lien with warrants	$12.4	3.0%	—	—%
Subordinated debt with warrants	1.1	0.2%	1.9	0.7%
Preferred stock	9.8	2.4%	8.1	2.8%
Common Stock	2.0	0.5%	—	0.0%

	$416.7	100.0%	$283.2	100.0%

A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	June 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$406.4	97.5%	$269.0	95.0%
Canada	6.2	1.5%	10.5	3.7%
Israel	4.1	1.0%	3.7	1.3%

	$416.7	100.0%	$283.2	100.0%

The following table shows the fair value of our portfolio by industry sector at June 30, 2007 and December 31, 2006 (excluding unearned income):

	June 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Communications & networking	$88.7	21.3%	$19.5	6.9%
Drug discovery	88.4	21.2%	75.0	26.5%
Software	38.6	9.3%	40.4	14.3%
Specialty pharmaceuticals	37.1	8.9%	18.0	6.4%
Electronics & computer hardware	29.7	7.1%	30.6	10.8%
Semiconductors	22.6	5.4%	15.9	5.6%
Consumer & business products	19.7	4.7%	21.9	7.7%
Information services	16.7	4.0%	—	0.0%
Therapeutic	16.7	4.0%	13.4	4.7%
Drug delivery	14.1	3.4%	16.6	5.9%
Internet consumer & business services	11.7	2.8%	11.7	4.1%
Energy	8.5	2.1%	8.5	3.0%
Advanced Specialty Materials & Chemicals	8.1	1.9%	—	0.0%
Biotechnology tools	6.4	1.6%	5.8	2.0%
Media/Content/Info	5.0	1.2%	—	0.0%
Diagnostic	4.7	1.1%	5.9	2.1%

	$416.7	100.0%	$283.2	100.0%

During the three and six-month periods ended June 30, 2007, the Company made investments in debt securities totaling $99.4 million and $177.8 million, respectively. In addition, during the three and six-month periods ended June 30, 2007, the Company made investments in equity securities of approximately $1.0 million and $2.8 million, respectively.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. Original discount fees are reflected as adjustment to the loan yield. The Company had approximately $4.9 million and $3.5 million of unamortized fees at June 30, 2007 and December 31, 2006, respectively, and approximately $1.6 million and $1.0 million in exit fees receivable at June 30, 2007 and December 31, 2006, respectively.

While not significant to the total debt investment portfolio, the Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the six months ended June 30, 2007, approximately $75,000 in PIK income was recorded. There was no PIK income recorded in prior periods.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio companies’ assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2007, approximately 29 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 38 portfolio company loans were prohibited from pledging or encumbering their intellectual property. See “Part II—Item 1A—Risk Factors.”

4. Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). On December 6, 2006, the Company amended the Credit Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to July 31, 2007, and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, the Company amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. The Company paid a structuring fee of $375,000 which will be expensed ratably through maturity.

The Credit Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the six months ended June 30, 2007, the Company recorded an additional liability and reduced its unrealized gains by approximately $225,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $602,000 at June 30, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at June 30, 2007. Since inception of the agreement, the Company has paid Citigroup approximately $292,000 under the warrant participation agreement thereby reducing its realized gains.

At June 30, 2007, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $251.7 million to Hercules Funding Trust I and had drawn $21.7 million under the Credit Facility. Transfers of loans have not met the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investment and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the three and six-month periods ended June 30, 2007 was approximately $108.1 and $73.3 million, respectively, and the average interest rates were approximately 6.52% and 6.64% respectively.

In January 2005, the Company formed HTII and HTM. HTII is licensed as a Small Business Investment Company (“SBIC”). HTII borrows funds from the Small Business Administration against eligible investments and additional deposits to regulatory capital. The Small Business Investment Company regulations currently limit the amount that is available to borrow by any SBIC to $127.2 million, subject to periodic adjustments by the SBA. There is no assurance that HTII will draw up to the maximum limit available under the Small Business Investment Company program.

Small business investment companies are designed to stimulate the flow of private equity capital to eligible small businesses. Under present Small Business Administration regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, a small business investment company must devote 20% of its investment activity to “smaller” concerns as defined by the Small Business Administration. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. Small Business Administration regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to Small Business Administration regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary HTII, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HTII is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations. As of June 30, 2007, HTII could draw up to $50.0 million of leverage from the SBA (see Note 13). On April 26, 2007, HTII drew down its first borrowing of $12.0 million under the program. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set every six months. Rates for the borrowings outstanding at June 30, 2007 will be set at the September 2007 meeting of the SBA and are currently based on Libor plus a spread of 0.30% until set.

At June 30, 2007 and December 31, 2006, the Company had the following borrowing capacity and outstandings:

	June 30, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$21,700	$150,000	$41,000
SBA Debenture	50,000	12,000	—	—

Total	300,000	33,700	150,000	41,000

On July 31, 2007, the Company received approval to draw an additional $77.0 million of leverage, subject to certain regulatory requirements.

5. Income taxes

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders. On June 18, 2007, the Company paid a dividend of $0.30 per share.

For the fiscal year ended December 31, 2006 11.5% of the distributions to the Company’s shareholders was deemed a return of capital. For the quarter ended June 30, 2007, the Company declared a distribution of $0.30 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions year-to-date as of June 30, 2007, approximately $0.56 or 93.6% would be from ordinary income and approximately $0.04 or 6.4% would be a return of capital for stockholders, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2007 distributions to shareholders will actually be.

At March 31, 2006, as a C corporation, the Company had a deferred tax asset of approximately $181,000. During the second quarter of 2006, a full valuation reserve was recorded against this asset in anticipation that the Company would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, the Company recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as the Company would not be subject to federal income or excise taxes in 2006. As a result, the Company recorded a tax benefit of approximately $800,000 in the second quarter of 2006.

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

In January 2005, the Company notified its shareholders of its intent to elect to be regulated as a BDC. In conjunction with the Company’s decision to elect to be regulated as a BDC, approximately 55% of the 5 Year Warrants were subject to mandatory cancellation under the terms of the Warrant Agreement with the warrant holder receiving one share of common stock for every two warrants cancelled and the exercise price of all warrants was adjusted to the then current net asset value of the common stock, subject to certain adjustments described in the Warrant Agreement. In addition, the 1 Year Warrants became subject to expiration immediately prior to the Company’s election to become a BDC, unless exercised. Concurrent with the announcement of the BDC election, the Company reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57. On February 22, 2005, the Company cancelled 47% of all outstanding 5 Year Warrants and issued 298,598 shares of common stock to holders of warrants upon exercise. In addition, the majority of shareholders owning 1 Year Warrants exercised them, and purchased 1,175,963 of common shares at $10.57 per share, for total consideration to the Company of $12,429,920. All unexercised 1 Year Warrants were then cancelled. The outstanding 5 Year Warrants will expire in June 2009.

A summary of activity in the 5 Year Warrants initially attached to units issued for the six months ended June 30, 2007 is as follows:

Five-Year Warrants
Warrants outstanding at December 31, 2006	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(223,008)

Warrants outstanding at June 30, 2007	393,664

The Company received net proceeds of approximately $2.7 million from the exercise of the 5-Year Warrants in the period ended June 30, 2007.

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

On June 4, 2007, the Company raised approximately $102.2 million, net of issuance costs, in a public offering of 8.0 million shares of its common stock. On June 19, 2007, in connection with the same common stock issuance, the underwriters exercised their over-allotment option and purchased an additional 1.2 million shares of common stock for additional net proceeds of approximately $15.4 million.

7. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net increase in net assets resulting from operations	$8,269,768	$3,366,372	$14,600,852	$5,871,365
Weighted average common shares outstanding	25,190,000	12,859,000	24,037,000	11,394,000
Change net assets per common share—basic	$0.33	$0.26	$0.61	$0.52
Net increase (decrease) in net assets resulting from operations	$8,269,768	$3,366,372	$14,600,852	$5,871,365
Weighted average common shares outstanding	25,190,000	12,859,000	24,037,000	11,394,000
Dilutive effect of warrants and stock options	211,000	85,000	211,000	85,000

Weighted average common shares outstanding, assuming dilution	25,401,000	12,944,000	24,248,000	11,479,000
Change net assets per common share—assuming dilution	$0.33	$0.26	$0.60	$0.51

The calculation of diluted net income per share excludes all anti-dilutive shares. For the three months ended June 30, 2007 and 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 1,096,000 and 1,831,000 shares, respectively. For the six months ended June 30, 2007 and 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 1,096,000 and 1,831,000 shares, respectively.

8. Related-Party Transactions

In conjunction with the Company’s public offering completed on December 7, 2006, the Company agreed to pay JMP Securities LLC a fee of approximately $1.2 million as co-manager of the offering. In conjunction with the over-allotment exercise completed in January 2007, the Company paid JMP Securities a fee of approximately $171,000.

During February 2007, Farallon Capital Management, L.L.C and its related affiliates and Manuel Henriquez, the Company’s CEO, exercised warrants to purchase 132,480 and 75,075 shares of the Company’s common stock, respectively. The exercise price of the warrants was $10.57 per share resulting in net proceeds to the company of approximately $2.2 million.

In conjunction with the Company’s public offering completed on June 4, 2007 and the related over-allotment exercise, the Company agreed to pay JMP Securities LLC a fee of approximately $1.6 million as co-manager of the offering.

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

On June 21, 2007, the shareholders approved amendments to the 2004 Plan and the 2006 Plan allowing for the grant of restricted stock. The amended Plans limit the combined maximum amount of restricted stock that may be issued under both Plans to 10% of the outstanding shares of our stock on the effective date of the Plans plus 10% of the number of shares of stock issued or delivered by Hercules during the terms of the Plans. The proposed amendments further specify that no one person shall be granted awards of restricted stock relating to more than 25% of the shares available for issuance under the 2004 Plan. Further, the amount of voting securities that would result from the exercise of all our outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of our outstanding voting securities, except that if the amount of voting securities that would result from such exercise of all of our outstanding warrants, options and rights issued to Hercules directors, officers and employees, together with any restricted stock issued pursuant to the Plans, would exceed 15% of our outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted common stock to Messrs. Badavas, Chow and Woodward, its independent Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. The shares were issued pursuant to the 2006 Plan on July 31, 2007 and vest 33% on an annual basis from the date of grant. Deferred compensation cost of approximately $90,000 will be recognized ratably over the three year vesting period.

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

A summary of common stock options and warrant activity under the Company’s 2004 Plan for the six months ended June 30 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at December 31, 2006	1,881,013	56,551
Granted	938,000	—
Exercised	—	(33,120)
Cancelled	(6,500)	—
Outstanding at June 30, 2007	2,812,513	23,431

Weighted-average exercise price at June 30, 2007	$13.24	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2007 options for approximately 1.1 million shares were exercisable at a weighted average exercise price of approximately $13.24 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options granted during the six month periods ended June 30, 2007 and 2006 was approximately $1.4 million and approximately $687,000, respectively. During the six month periods ended June 30, 2007 and 2006, approximately $293,000 and $129,000 of share-based cost was expensed, respectively. As of June 30, 2007, there was $2.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted in 2007 and 2006 was based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the six month periods ended June 30, 2007:

	2007		2006
Expected Volatility		24%		24%
Expected Dividends		8%		8%
Expected term (in years)		4.5		4.5
Risk-free rate	4.47 -	4.92%	4.8 -	5.05%

10. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Per share data:
Net asset value at beginning of period	$11.65	$11.67
Net investment income	0.52	0.31
Net realized gain on investments	—	0.28
Net unrealized appreciation on investments	0.09	(0.07)

Total from investment operations	0.61	0.52
Net increase/(decrease) in net assets from capital share transactions	0.37	(0.44)
Distributions	(0.60)	(0.53)
Stock-based compensation expense included in investment income (1)	0.02	0.02

Net asset value at end of period	$12.05	$11.24

Ratios and supplemental data:
Per share market value at end of period	$13.51	12.10
Total return (2)	-0.98%	11.28%
Shares outstanding at end of period	32,371,376	13,646,857
Weighted average number of common shares outstanding	24,037,000	11,394,000
Net assets at end of period	$390,024,075	$153,329,086
Ratio of operating expense to average net assets (annualized)	7.79%	13.67%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets (annualized)	9.26%	7.04%
Average debt outstanding	$73,334,000	$70,889,503
Weighted average debt per common share	$3.05	$6.22
Portfolio turnover	0.26%	1.31%

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

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at June 30, 2007 totaled approximately $111.1 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $347,000 and $121,000 during the six-month periods ended June 30, 2007 and 2006, respectively.

The following table shows our contractual obligations as of June 30, 2007:

	Payments due by period
	(dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	3-5 years	After 5 years
Borrowings(4)	$33,700	$21,700	$—	$—	$12,000
Operating Lease Obligations	3,322	649	1,503	1,000	170

Total	$37,022	$22,349	$1,503	$1,000	$12,170

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.
(3)	We also have a warrant participation agreement with Citigroup. See Note 4.
(4)	Includes borrowings under our Credit Facility and the SBA debentures.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations. As of June 30, 2007, the Company does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

13. Subsequent Events

On August 2, 2007, the Board of Directors declared a dividend of $0.30 per share for the second quarter, payable on September 19, 2007 to shareholders of record as of August 16, 2007.

During the second quarter of 2007, one publicly traded portfolio company did not maintain an effective registration statement on file with the Securities and Exchange Commission as required by its warrant agreement. In July 2007, Hercules and the portfolio company reached a settlement agreement regarding the requirement to maintain an effective registration statement thereby allowing Hercules the option to exercise and sell the warrants in the portfolio company at its discretion. In connection with the agreement, the portfolio company paid a one-time fee of $250,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information set forth in this report includes “forward-looking statements.” Such statements may include, but are not limited to: projections of revenues, income or loss, capital expenditures, plans for product development and cooperative arrangements, future operations, financing needs, or plans of Hercules, as well as assumptions relating to the foregoing. The terms “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negatives of these terms, or other similar expressions generally identify forward-looking statements.

The forward-looking statements made in this Form 10-Q speak only to events as of the date on which the statements are made. You should not place undue reliance on such forward-looking statements, as substantial risks and uncertainties could cause actual results to differ materially from those projected in or implied by these forward-looking statements due to a number of risks and uncertainties affecting its business. The forward-looking statements contained in this Form 10-Q are made as of the date hereof, and Hercules assumes no obligation to update the forward-looking statements for subsequent events.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain publicly-traded companies. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in the Boston, Boulder, Chicago, Costa Mesa and Columbus areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related and life science companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $416.7 million at June 30, 2007 as compared to $283.2 million at December 31, 2006. During the three and six-month periods ended June 30, 2007, we made debt commitments to 15 and 29 portfolio companies totaling $143.1 million and $249.6, respectively. We funded $99.4 million to 23 companies and $177.8 million to 39 companies during the three and six-month periods ended June 30, 2007, respectively. During the three and six-month periods ended June 30, 2007, we also received normal principal repayments of approximately $16.7 million and $27.8 million, and early repayments and recoveries of $11.7 million and $13.5 million from five and seven companies, respectively, We also received pay downs of $9.1 million on working capital lines of credit for the six month period ended June 30, 2007. We did not receive any working capital paydowns during the three month period ended June 30, 2007. We also made equity investments in two and six portfolio companies totaling $1.0 million and $2.8 million during the three and six-month periods ended June 30, 2007, respectively, and sold one equity investment with a fair value of $500,000 during the six month period ended June 30, 2007. At June 30, 2007, our equity investments have a fair value of approximately $11.8 million. At June 30, 2007, we had unfunded contractual commitments of $111.1 million to 31 portfolio companies. In addition, as of June 30, 2007, we executed non-binding term sheets with six prospective portfolio companies, representing approximately $47.9 million. These proposed investments are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Total portfolio investment activity (exclusive of unearned income) as of and for the period ended June 30, 2007 was as follows:

($ in millions)	June 30, 2007
Beginning Portfolio	$283.2
Purchase of investments	177.8
Equity Investments	2.8
Sale of Equity Investments	(0.5)
Principal payments received on investments	(27.8)
Early pay-offs and recoveries	(22.6)
Accretion of loan discounts	1.5
Net realized and unrealized change in investments	2.3

Ending Portfolio	$416.7

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2007 and December 31, 2006 (excluding unearned income):

	June 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$391.4	93.9%	$273.2	96.5%
Senior debt-second lien with warrants	$12.4	3.0%	—	—%
Subordinated debt with warrants	1.1	0.2%	1.9	0.7%
Preferred stock	9.8	2.4%	8.1	2.8%
Common Stock	2.0	0.5%	—	0.0%

	$416.7	100.0%	$283.2	100.0%

A Summary of the company’s investment portfolio at value by geographic location is as follows.

	June 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$406.4	97.5%	$269.0	95.0%
Canada	6.2	1.5%	10.5	3.7%
Israel	4.1	1.0%	3.7	1.3%

	$416.7	100.0%	$283.2	100.0%

The following table shows the fair value of our portfolio by industry sector at June 30, 2007 and December 31, 2006 (excluding unearned income):

	June 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$88.7	21.3%	$19.5	6.9%
Drug discovery	88.4	21.2%	75.0	26.5%
Software	38.6	9.3%	40.4	14.3%
Specialty pharmaceuticals	37.1	8.9%	18.0	6.4%
Electronics & computer hardware	29.7	7.1%	30.6	10.8%
Semiconductors	22.6	5.4%	15.9	5.6%
Consumer & business products	19.7	4.7%	21.9	7.7%
Information services	16.7	4.0%	—	0.0%
Therapeutic	16.7	4.0%	13.4	4.7%
Drug delivery	14.1	3.4%	16.6	5.9%
Internet consumer & business services	11.7	2.8%	11.7	4.1%
Energy	8.5	2.1%	8.5	3.0%
Advanced Specialty Materials & Chemicals	8.1	1.9%	—	0.0%
Biotechnology tools	6.4	1.6%	5.8	2.0%
Media/Content/Info	5.0	1.2%	—	0.0%
Diagnostic	4.7	1.1%	5.9	2.1%

	$416.7	100.0%	$283.2	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$21.2	5.4%	$9.2	3.5%
2	296.0	75.9	220.4	82.6
3	63.2	16.2	29.3	11.0
4	9.7	2.5	7.8	2.9
5	—	—	—	—

	$390.1	100.0%	$266.7	100.00%

As of June 30, 2007, our investments had a weighted average investment grading of 2.16 as compared to 2.14 at December 31, 2006. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve.

The weighted average yield to maturity of our loan obligations was approximately 12.75%. Yields to maturity are computed using interest rates as of June 30, 2007 and include amortization of loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and are based on the assumption that all contractual loan commitments have been fully funded.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million, with an average initial principal balance of between $3.0 million and $7.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 8.0% to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, PIK interest exit fees, balloon payment fees, or prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In some cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. See “Part II—Item 1A—Risk Factors.” At June 30, 2007, approximately 29 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 38 portfolio company loans were prohibited from pledging or encumbering their intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth and expansion-stage companies. In addition, certain loans may include an interest-only period ranging from three to twelve months. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date. Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation.

As of June 30, 2007, we have received warrants in connection with our debt investments in each portfolio company, and have realized gains on five warrant positions. We currently hold warrants in 70 portfolio companies, with a fair value of approximately $14.7 million included in the investment portfolio of $416.7 million. The fair value of the warrant portfolio has increased by 116.0% to $14.7 million as compared to the fair value of $6.8 million at June 30, 2006. These warrant holdings would allow us to invest approximately $41.5 million if such warrants are exercised.

Results of Operations

Comparison of the Three and Six-Month Periods Ended June 30, 2007 and 2006

Operating Income

Interest income totaled approximately $11.8 and $20.8 million for the three and six-month periods ended June 30, 2007, respectively, compared with $6.2 and $11.8 for the three and six-month periods ended June 30, 2006. Income from commitment and facility fees totaled approximately $1.5 and $2.1 million for the three and six-month periods ended June 30, 2007, respectively, as compared with approximately $612,000 and $1.5 million for the three and six-month periods ended June 30, 2006. The increases in investment income and income from commitment and facility fees for both periods presented are the result of higher average loan balances outstanding due to origination activity and yield from the related investments.

At June 30, 2007, we had approximately $4.9 million of deferred revenue related to commitment and facility fees, as compared to approximately $3.2 million as of June 30, 2006. We expect to generate additional interest income and loan fees as we continue to originate additional investments.

Operating Expenses

Operating expenses totaled approximately $6.0 million and $10.5 million during the three and six-month periods ended June 30, 2007, respectively, compared with $4.3 and $8.8 million during the three and six-month periods ended June 30, 2006, respectively. Operating expenses for the three and six-month periods ended June 30, 2007 included interest expense, loan fees and unused commitment fees under the Credit Facility of approximately $2.0 and $3.0 million, respectively, compared with $1.6 and $3.6 million for the three and six-month periods ended June 30, 2006, respectively. The increase in interest expense and loan fees was due to the higher average debt outstanding during the three months ended June 30, 2007 as compared to the same period in 2006. The expense was lower for the six month period of 2007 compared to 2006 due to a lower average debt balance and lower average interest rate. Employee compensation and benefits were approximately $2.0 and $4.0 million during the three and six-month periods ended June 30, 2007, respectively, compared with $1.1 and $2.3 million during the three and six-month periods ended June 30, 2006, respectively. The increase in compensation expense was directly related to increasing our number of employees from 19 employees at June 30, 2006 to 35 employees at June 30, 2007. General and administrative expenses increased to $1.7 and $3.0 million for the three and six-month periods ended June 30, 2007, up from $1.4 and $2.6 million during the three and six-month periods ended June 30, 2006, primarily due to increased legal expense related to workouts in two portfolio companies, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries as well as increased business development expenses. In addition, we incurred approximately $293,000 and $547,000 of stock-based compensation expense during the three and six-month periods ended June 30, 2007, as compared to $130,000 and $253,000 in 2006, respectively.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before provision for income tax expense for the three and six-month periods ended June 30, 2007 totaled $7.2 and $12.5 million, respectively, as compared with net investment income before provision for income tax expense of approximately $2.5 and $4.5 million for the three and six-month periods ended June 30, 2006. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

Net Investment Gains/Losses

During the three month period ended June 30, 2007, we generated a net realized loss totaling approximately $272,000 due to the write-off of the warrant values in one portfolio company. This brings the total net realized gains to approximately $17,000 for the six month period ended June 30. 2007. During the three month period ended June 30, 2006, we generated a net realized gain totaling approximately $1.6 million due to the recovery of approximately $1.4 million on one portfolio company as well as the sale of equity and warrants of approximately $155,000 in one portfolio company. During the six month period ended June 30, 2006, we generated a net realized loss totaling approximately $141,000 due to the sale of equity and warrants in two portfolio companies totaling approximately $1.2 million offset by a loss of $1.4 million in one portfolio company.

We anticipate ten to twelve liquidity events from our portfolio companies in the current fiscal year. During the first six months of 2007 we have had two portfolio companies acquired, one completed its IPO, two portfolio companies filed registration statements for their IPO’s of which one was subsequently withdrawn, and three other portfolio companies are in various stages of M&A discussions.

For the three and six-month periods ended June 30, 2007, net unrealized investment appreciation totaled approximately $1.4 and $2.2 million respectively, compared to net unrealized depreciation of approximately $1.5 million for the three month period ended June 30, 2006 and net unrealized appreciation of $2.5 million for the six month period ended June 30, 2006. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee. At June 30, 2007, gross unrealized appreciation totaled approximately $7.4 million in 24 of our portfolio investment companies and approximately $1.7 million of gross unrealized depreciation on 49 of our portfolio investment companies. At June 30, 2006, gross unrealized appreciation totaled approximately $4.5 million in 15 of our portfolio investment companies and approximately $1.3 million of gross unrealized depreciation on 26 of our portfolio investment companies. The net unrealized appreciation totaling approximately $1.4 million for the three month period ended June 30, 2007 was the result of a net increase in the warrant portfolio of $1.5 million, a decrease in value of the conversion right in one portfolio loan by approximately $97,000, a net depreciation on equity investments of approximately $214,000, a reversal of approximately $336,000 on warrants in two portfolio companies from an unrealized loss to a realized loss and an increase of approximately $170,000 related to the Citigroup warrant participation agreement. The net decrease in unrealized appreciation totaling approximately $1.5 million for the three-months ended June 30, 2006 was the result of the conversion of an unrealized gain on a warrant in one portfolio company to a realized gain upon the exercise and sale of the portfolio company’s common stock in the second quarter.

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three and six-month periods ended June 30, 2007, net income totaled approximately $8.3 and $14.6 million, respectively, compared to net income of approximately $3.4 and $5.9 million for the three and six-month periods ended June 30, 2006. These changes are made up of the items previously described.

Basic net income per share for the three and six-month periods ended June 30, 2007 was $0.33 and $0.61 and fully diluted net income per share was $0.33 and $0.60, respectively, as compared to a basic net income per share of $0.26 and $0.52, and fully diluted net income per share of $0.26 and $0.51 for the three and six-month periods ended June 30, 2006, respectively.

Financial Condition, Liquidity, and Capital Resources

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

On June 4, 2007, the Company raised approximately $102.2 million, net of issuance costs, in a public offering of 8.0 million shares of its common stock. On June 19, 2007, in connection with the same common stock issuance, the underwriters exercised their over-allotment option and purchased an additional 1.2 million shares of common stock for additional net proceeds of approximately $15.4 million.

For the six months ended June 30, 2007, net cash used in operating activities totaled approximately $119.7 million as compared to $9.6 million for the six months ended June 30, 2006. This increase was due primarily due to $180.7 million used for investment in our portfolio companies offset by $50.0 million of principal payments in first half of 2007 as compared $65.9 million used for investment in our portfolio companies offset by $48.8 million in principal repayments during the six months ended June 30 2006. Cash provided by investing activities totaled approximately $138,000 for the six months ended June 30, 2007 compared with net cash used in investing activities of $413,000 for the six months ended June 30, 2006. This change is primarily the result of a decrease in other long-term assets offset by the purchase of capital equipment. Net cash provided by financing activities totaled $110.7 million for the six months ended June 30, 2007 compared to $17.9 million for the six months ended June 30, 2006. This change is due to net proceeds from the sale of additional common stock of approximately $131.2 million, borrowings of $124.0 million on the credit facilities offset by repayment of $131.3 million and dividends paid of approximately $12.0 million in the six months ended June 30, 2007.

As of June 30, 2007, net assets totaled $390.0 million, with a net asset value per share of $12.05. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investment in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, principal payments from our investments and equity capital. Our primary use of funds will be for operations, investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. As a result of the exemptive relief we received related to our SBA debt, we are able to exceed the 1:1 leverage ratio required by the 1940 Act. In order to fully leverage the Company, we would need to obtain additional credit. There can be no assurances that we will seek to, or be successful in leveraging the Company further.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of June 30, 2007 was approximately 1,953%.

At June 30, 2007, we had approximately $7.5 million in cash and cash equivalents and available borrowing capacity of approximately $228.3 million under our Credit Facility, subject to existing terms and advance rates and $38.0 million under the SBA program. We primarily invest cash on hand in interest bearing deposit accounts.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of June 30, 2007, we had $21.7 million outstanding under the Credit Facility and $12.0 million under the SBA program. Through March 30, 2007, advances under the Credit Facility carried interest at one-month LIBOR plus 165 basis points. On March 30, 2007, the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, we amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. We paid a structuring fee of $375,000 which will be expensed ratably through maturity. As of June 30, 2007, based on $251.7 million of eligible loans in the collateral pool and existing advance rates, we have access to approximately $116.8 million of borrowing capacity available under our $250.0 million securitized credit facility. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Credit Facility. See Note 4 to the Consolidated Financial Statements for discussion of the participation right. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Credit Facility.

At June 30, 2007 and December 31, 2006, we had the following borrowing capacity and outstandings:

	June 30, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$21,700	$150,000	$41,000
SBA Debenture	50,000	12,000	—	—

Total	300,000	33,700	150,000	41,000

HTII operates as a Small Business Investment Company under the SBIC program and borrows funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. As of June 30, 2007, HTII could draw up to $50.0 million of leverage. We made our first draw from the SBA on April 26, 2007 for $12.0 million. At June 30, 2007, we had a net investment of $46.5 million in HTII, and there are 19 outstanding investments with a fair value of $59.2 million. On July 31, 2007, we received approval from the SBA to increase our leverage by approximately $77.0 million to a total of $127.0 million, subject to certain regulatory requirements.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2007, we had unfunded commitments of approximately $111.1 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2007:

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	3-5 years	After 5 years
Borrowings(4)	$33,700	$21,700	$—	$—	$12,000
Operating Lease Obligations	3,322	649	1,503	1,000	170

Total	$37,022	$22,349	$1,503	$1,000	$12,170

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	Borrowings under our Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.
(3)	We also have a warrant participation agreement with Citigroup as discussed further below.
(4)	Includes borrowings under our Credit Facility and the SBA debentures.

Borrowings

We, through Hercules Funding Trust I, an affiliated statutory trust, executed a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). On December 6, 2006, we amended the Credit Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to July 31, 2007, and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, we amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. We paid a structuring fee of $375,000 which will be expensed ratably through maturity. At June 30, 2007, we had $21.7 million outstanding under the Credit Facility.

The Credit Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the six months ended June 30, 2007, we recorded an additional liability and reduced its unrealized gains by approximately $225,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $602,000 at June 30, 2007 and is included in accrued liabilities and reduces the unrealized gain we recognized at June 30, 2007. We have paid Citigroup approximately $16,000 during the six months ended June 30, 2007 and $292,000 since inception of the agreement under the warrant participation agreement thereby reducing our realized gains.

We intend to aggregate pools of funded loans using the Credit Facility or other conduits that we may seek until a sufficiently large pool of funded loans is created which can then be securitized. We expect that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that we will be able to complete this securitization strategy, or that it will be successful.

Under the SBA program we are able to draw up to $127.0 million, of which, we had drawn $12.0 million at June 30, 2007. We anticipate drawing the additional $115.0 million of availability over the next 6 to 12 months, subject to certain regulatory requirements.

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300

			$1.825

On August 2, 2007, we announced that our Board of Directors approved a dividend of $0.30 per share to shareholders of record as of August 16, 2007 and payable on September 17, 2007. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of its distributions year-to-date as of June 30, 2007, 93.6% would be from ordinary income and 6.4% would be a return of capital for stockholders, however there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2007 distributions to stockholders will actually be. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. Although there can be no assurances, we expect that dividends will be paid entirely out of earnings by the end of 2007.

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

At June 30, 2007, approximately 97% of our total assets represented investments in portfolio companies, of which greater than 98% are recorded at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2007 we had one loan on non-accrual status. There were no loans on non-accrual status as of June 30, 2006,

Paid-In-Kind Income. Contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due.

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

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, we do not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of June 30, 2007, 46 of our loans in our portfolio were at fixed rates and 33 loans were at variable rates. Over time additional investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based on LIBOR. At June 30, 2007, the borrowing rate under the Credit Facility was LIBOR plus 1.20%.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one of more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we made smaller investments in more companies. The following table shows the fair value of investments held at June 30,2007 that are greater than 5% of net assets:

	June 30, 2007
	Fair Value	Percentage of Net Assets
IKANO Communications, Inc	$22,573,355	5.8%
Tectura Corporation	21,727,036	5.6%

IKANO Communications provides global IP network and application solutions; private-label Internet services, including dial-up, DSL, and high-speed wireless. Additionally, the Company offers Web and mail hosting; server-side filtering; branded dynamic portal development; branded customer service and technical support; automated accounting; and Web acceleration.

Tectura Corporation provides business value and competitive advantage to more than 4,000 clients worldwide through its Microsoft integrated business solutions. With successful implementations in over 50 countries, Tectura is a leading global provider of integrated business solutions to mid-market companies and large enterprise divisions.

Our financial results could be negatively affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Our financial results could be negatively affected if we are unable to recover our principal investment as a result of a negative pledge on the intellectual property of our portfolio companies.

In some cases, we collateralize our investments by obtaining a first priority security interest in a portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a first priority security interest in a portion of a portfolio company’s assets and a negative pledge covering a company’s intellectual property and a first priority security interest in the proceeds from such intellectual property. In the case of a negative pledge, the portfolio company cannot encumber or pledge their intellectual property without our permission. In the event of a default on a loan, the intellectual property of the portfolio company will most likely be liquidated to provide proceeds to pay the creditors of the company. As a result, a negative pledge may affect our ability to fully recover our principal investment. In addition, there can be no assurance that our security interest in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court.

At June 30, 2007, approximately 29 of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 38 portfolio company loans were prohibited from pledging or encumbering their intellectual property.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we issued 68,958 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $995,000.

On July 26, 2006, our Board of Directors approved additional retainer fees for each of our non-interested directors, each of whom elected to receive a portion of their retainer fees in shares of our common stock in lieu of cash. As a result, during the three months ended June 30, 2007, we issued the following number of our shares of our common stock to each non-interested director in lieu of the additional retainer fees: Mr Badavas received 1,667 shares of our common stock in lieu of approximately $22,838, of additional retainer fees; Mr. Chow received 5,000 shares of common stock in lieu of approximately $68,500 of additional retainer fees; and Mr. Woodward received 5,000 shares of common stock in lieu of approximately $68,500 of additional retainer fees. We issued these shares pursuant to an exemption from the registration requirements of the Securities Act of 1933. As of June 30, 2007, Messrs. Chow and Woodward have received the total compensation due them for the additional retainer fees. Mr. Badavas is due additional retainer fees.

On June 21, 2007, Messrs. Badavas, Chow and Woodward were granted restricted shares of common stock in the amounts of 1.667, 1.667 and 3.334 shares, respectively. The shares were issued pursuant to the 2006 Non-Employee Director Plan on July 31, 2007. See Note 9 to the Unaudited Consolidated Financial Statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2007, the Company held its Annual Meeting of Stockholders. The following four matters were submitted to the stockholders for consideration:

1.	To elect one director of the Company who will serve for three years, or until his successor is elected and qualified;

The following Directors, who did not stand for election at the 2007 Annual Meeting, also currently sit on our Board of Directors; Robert P. Badavas and Joseph W. Chow, whose terms expire in 2008, and Allyn Woodward, whose term expires in 2009.

2.	To ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007;

3.	To approve the 2007 amendment and restatement to the 2004 Equity Incentive Plan;

4.	To approve the 2007 amendment and restatement to the 2006 Non-employee Director Plan.

The results of the shares voted with regard to each of these matters are as follows:

		For	Against
1. Election of director
Manuel A. Henriquez		20,244,787	1,950,809

	For	Against	Abstentions	Broker Non-Votes
2. Ratification of appointment of Ernst & Young LLP as auditors:	22,067,519	49,524	54,939	23,614
3. Approve the 2007 amendment and restatement to the 2004 Equity Incentive Plan:	9,483,781	6,839,710	239,493	5,632,612
4. Approve the 2007 amendment and restatement to the 2006 Non-employee
Director Plan:	8,333,779	7,985,961	243,246	5,632,610

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 9, 2007	/s/MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 9, 2007	/s/DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002