Form 10-Q
period 2007-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2007-11-08
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

On November 7, 2007, there were 32,541,080 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2007 (unaudited)	December 31, 2006
Assets
Investments, at value (cost of $412,824,423 and $279,946,465, respectively)	$415,592,166	$283,233,751
Deferred loan origination revenue	(5,072,929)	(3,450,971)
Cash and cash equivalents	26,185,643	16,404,214
Interest receivable	5,612,071	2,906,831
Other assets	3,767,521	2,048,384

Total assets	446,084,472	301,142,209
Liabilities
Accounts payable	291,563	540,376
Accrued liabilities	4,215,228	4,189,011
Short-term loans payable	32,200,000	41,000,000
Long-term loans payable	19,750,000	—

Total liabilities	56,456,791	45,729,387

Net assets	$389,627,681	$255,412,822

Net assets consist of:
Par value	$32,539	$21,927
Capital in excess of par value	393,296,070	257,234,729
Deferred stock compensation	(85,206)
Unrealized appreciation on investments	2,127,358	2,860,654
Accumulated realized losses on investments	(1,968,895)	(1,972,014)
Distributions in excess of investment income	(3,774,185)	(2,732,474)

Total net assets	$389,627,681	$255,412,822

Shares of common stock issued and outstanding ($0.001 par value, 60,000,000 authorized)	32,539,413	21,927,034

Net asset value per share	$11.97	$11.65

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(unaudited)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.98%)*(4)	Drug Discovery	Senior Debt
		Matures June 2009
		Interest rate 10.25%	$3,453,566	$3,392,953	$3,392,953
		Preferred Stock Warrants		69,106	401,792
		Preferred Stock Warrants		34,996	27,295
Acceleron Pharmaceuticals, Inc. (0.29%)		Preferred Stock		1,000,000	1,111,112

Total Acceleron Pharmaceuticals, Inc.				4,497,055	4,933,152
Aveo Pharmaceuticals, Inc. (3.39%)(4)	Drug Discovery	Senior Debt
		Matures September 2009
		Interest rate 10.75%	$13,200,600	13,092,139	13,092,139
		Preferred Stock Warrants		144,056	71,448
		Preferred Stock Warrants		46,288	28,399

Total Aveo Pharmaceuticals, Inc.				13,282,483	13,191,986
Elixir Pharmaceuticals, Inc. (3.85%)(4)	Drug Discovery	Senior Debt
		Matures June 2010
		Interest rate Prime + 2.45%	$15,000,000	14,823,726	14,823,726
		Preferred Stock Warrants		217,167	187,521

Total Elixir Pharmaceuticals, Inc.				15,040,893	15,011,247
EpiCept Corporation (2.23%)(4)	Drug Discovery	Senior Debt
		Matures August 2009
		Interest rate 11.70%	$8,233,370	7,739,409	7,739,409
		Short Term Receivable		166,747	513,824
		Common Stock Warrants		423,380	435,852

Total EpiCept Corporation				8,329,536	8,689,085

Inotek Pharmaceuticals Corp. (0.38%)	Drug Discovery	Preferred Stock		1,500,000	1,500,000

Total Inotek Pharmaceuticals Corp.				1,500,000	1,500,000
Memory Pharmaceticals Corp. (2.60%) (4)	Drug Discovery	Senior Debt
		Matures February 2011
		Interest rate 11.45%	$11,000,000	9,485,266	9,485,266
		Common Stock Warrants		1,750,585	660,796

Total Memory Pharmaceticals Corp.				11,235,851	10,146,062
Merrimack Pharmaceuticals, Inc. (1.13%)(4)	Drug Discovery	Convertible Senior Debt
		Matures October 2008
		Interest rate 11.15%	$3,878,618	3,836,910	4,026,910
		Preferred Stock Warrants		155,456	371,265

Total Merrimack Pharmaceuticals, Inc.				3,992,366	4,398,175
Neosil, Inc. (0.51%)	Drug Discovery	Senior Debt
		Matures May 2010
		Interest rate 10.75%	$2,000,000	1,928,716	1,928,716
		Preferred Stock Warrants		82,782	73,560

Total Neosil, Inc.				2,011,498	2,002,276
Paratek Pharmaceuticals, Inc. (0.93%)(4)	Drug Discovery	Senior Debt
		Matures June 2008
		Interest rate 11.10%	$3,646,251	3,615,719	3,615,719
		Preferred Stock Warrants		137,396	—

Total Paratek Pharmaceuticals, Inc.				3,753,115	3,615,719
Portola Pharmaceuticals, Inc. (3.86%)(4)	Drug Discovery	Senior Debt
		Matures September 2010
		Interest rate Prime + 1.75%	$15,000,000	14,884,753	14,884,753
		Preferred Stock Warrants		151,557	187,760

Total Portola Pharmaceuticals, Inc.				15,036,310	15,072,513

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Sirtris Pharmaceuticals, Inc. (2.73%)(4)	Drug Discovery	Senior Debt
		Matures April 2011
		Interest rate 10.60%	$9,638,950	$9,576,770	$9,576,770
		Common Stock Warrants		88,829	1,044,479
Sirtris Pharmaceuticals, Inc. (0.25%)		Common Stock		500,000	968,254

Total Sirtris Pharmaceuticals, Inc.				10,165,599	11,589,503

Total Drug Discovery (23.13%)				88,844,706	90,149,718

IKANO Communications, Inc. (5.59%)	Communications & Networking	Senior Debt Matures March 2011

		Interest rate 11.00%	$21,700,000	21,700,000	21,700,000
		Preferred Stock Warrants		45,460	21,734
		Preferred Stock Warrants		72,344	37,651

Total IKANO Communications, Inc.				21,817,804	21,759,385
Interwise, Inc. (0.13%)(4)	Communications & Networking	Preferred Stock Warrants
				268,401	500,000

Total Interwise, Inc.				268,401	500,000
Ping Identity Corporation (0.51%)(4)	Communications & Networking	Senior Debt Matures June 2009

		Interest rate 11.50%		1,849,286	1,849,286
		Preferred Stock Warrants	$1,875,186	51,801	149,818

Total Ping Identity Corporation				1,901,087	1,999,104
Purcell Systems, Inc. (2.15%)	Communications & Networking	Senior Debt Matures June 2009

		Interest rate Prime + 3.50%	$2,353,325	2,244,179	2,244,179
		Revolving Line of Credit
		Matures June 2008
		Interest rate Prime + 2.00%	$6,000,000	6,000,000	6,000,000
		Preferred Stock Warrants		122,789	105,758

Total Purcell Systems, Inc.				8,366,968	8,349,937
Rivulet Communications, Inc. (0.91%)(4)	Communications & Networking	Senior Debt Matures September 2009

		Interest rate 10.60%	$3,500,000	3,471,976	3,471,976
		Preferred Stock Warrants		50,710	30,369
Rivulet Communications, Inc. (0.06%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,772,686	3,752,345
Seven Networks, Inc. (3.08%)	Communications & Networking	Senior Debt Matures April 2010

		Interest rate Prime + 3.75%	$10,000,000	9,856,733	9,856,733
		Revolving Line of Credit
		Matures April 2008
		Interest rate Prime + 3.00%	$2,000,000	2,000,000	2,000,000
		Preferred Stock Warrants		173,967	147,419

Total Seven Networks, Inc.				12,030,700	12,004,152
Simpler Networks Corp. (1.04%)(4)	Communications & Networking	Senior Debt Matures July 2009

		Interest rate 11.75%	$4,112,474	4,034,308	4,034,308
		Preferred Stock Warrants		160,241	—
Simpler Networks Corp. (0.06%)		Preferred Stock		500,000	250,000

Total Simpler Networks Corp.				4,694,549	4,284,308
Stoke, Inc. (0.19%)	Communications & Networking	Senior Debt Matures August 2010

		Interest rate 10.55%	$750,000	699,591	699,591
		Preferred Stock Warrants		53,374	51,133

Total Stoke, Inc.				752,965	750,724

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Tectura Corporation (5.49%)	Communications & Networking	Senior Debt Matures March 2012
		Interest rate LIBOR + 6.15%	$9,405,625	$9,359,465	$9,359,465
		Revolving Line of Credit
		Matures March 2008
		Interest rate LIBOR + 5.15%	$12,000,000	12,000,000	12,000,000
		Preferred Stock Warrants		51,067	43,456

Total Tectura Corporation				21,410,532	21,402,921
Teleflip, Inc. (0.19%)	Communications & Networking	Senior Debt Matures May 2010
		Interest rate Prime + 2.75%	$750,000	740,660	740,660
		Preferred Stock Warrants		10,508	8,702

Total Teleflip, Inc.				751,168	749,362
Wireless Channels, Inc. (3.16%)	Communications & Networking	Senior Debt -Second Lien Matures April 2010
		Interest rate 9.25%	$2,193,756	2,068,783	2,068,783
		Senior Debt -Second Lien
		Matures April 2010
		Interest rate Prime + 4.25%	$10,117,932	10,117,932	10,117,932
		Preferred Stock Warrants		155,139	134,247

Total Wireless Channels, Inc.				12,341,854	12,320,962

Total Communications & Networking (22.56%)				88,108,714	87,873,200

Atrenta, Inc. (1.13%)(4)	Software	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$4,201,468	4,152,708	4,152,708
		Preferred Stock Warrants		102,396	177,303
		Preferred Stock Warrants		33,760	58,178
Atrenta, Inc. (0.06%)		Preferred Stock		250,000	250,000

Total Atrenta, Inc.				4,538,864	4,638,189
Blurb, Inc. (0.64%)	Software	Senior Debt
		Matures December 2009
		Interest rate 9.55%	$2,500,000	2,479,870	2,479,870
		Preferred Stock Warrants		24,515	21,948

Total Blurb, Inc.				2,504,385	2,501,818
Cittio, Inc. (0.26%)	Software	Senior Debt
		Matures April 2010
		Interest rate 11.00%	$1,000,000	1,000,000	1,000,000

Total Cittio, Inc.				1,000,000	1,000,000
Compete, Inc. (0.73%)(4)	Software	Senior Debt
		Matures March 2009 Interest rate Prime + 3.50%	$2,667,831	2,637,636	2,637,636
		Preferred Stock Warrants		62,067	189,135

Total Compete, Inc.				2,699,703	2,826,771
Forescout Technologies, Inc. (0.71%)(4)	Software	Senior Debt
		Matures August 2009
		Interest rate 11.15%	$2,252,971	2,215,130	2,215,130
		Revolving Line of Credit
		Matures August 2007
		Interest rate Prime + 1.49%	$500,000	500,000	500,000
		Preferred Stock Warrants		57,915	41,717

Total Forescout Technologies, Inc.				2,773,045	2,756,847
GameLogic, Inc. (0.76%)(4)	Software	Senior Debt
		Matures December 2009
		Interest rate Prime + 4.125%	$3,000,000	2,933,007	2,933,007
		Preferred Stock Warrants		92,483	65,126

Total GameLogic, Inc.				3,025,490	2,998,133

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Gomez, Inc. (0.10%)(4)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$389,698	$387,754	$387,754
		Preferred Stock Warrants		35,000	4,187

Total Gomez, Inc.				422,754	391,941
HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44,466	26,081

Total HighRoads, Inc.				44,466	26,081
Intelliden, Inc. (0.68%)	Software	Senior Debt
		Matures February 2010
		Interest rate 13.20%	$2,580,916	2,568,936	2,568,936
		Preferred Stock Warrants		17,542	70,272

Total Intelliden, Inc.				2,586,478	2,639,208
Oatsystems, Inc. (1.26%)(4)	Software	Senior Debt
		Matures September 2009
		Interest rate 11.00%	$4,931,926	4,888,272	4,888,272
		Preferred Stock Warrants		67,484	40,386

Total Oatsystems, Inc.				4,955,756	4,928,658
Proficiency, Inc. (0.51%)(5)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,977,325	1,977,325
		Preferred Stock Warrants		96,370	—

Total Proficiency, Inc.				4,073,695	1,977,325
PSS Systems, Inc. (0.90%)(4)	Software	Senior Debt
		Matures March 2010
		Interest rate 10.74%	$3,500,000	3,458,752	3,458,752
		Preferred Stock Warrants		51,205	44,983

Total PSS Systems, Inc.				3,509,957	3,503,735
Savvion, Inc. (1.66%)(4)	Software	Senior Debt
		Matures March 2009
		Interest rate Prime + 3.45%	$1,485,669	1,485,668	1,485,668
		Revolving Line of Credit
		Matures March 2008
		Interest rate Prime + 2.00%	$3,000,000	3,000,000	3,000,000
		Revolving Line of Credit
		Matures March 2008
		Interest rate Prime + 3.45%	$1,985,000	1,985,000	1,985,000
		Preferred Stock Warrants		52,135	31,055

Total Savvion, Inc.				6,522,803	6,501,723

Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39,339	19,602

Total Sportvision, Inc.				39,339	19,602
Talisma Corp. (0.00%)(4)	Software	Preferred Stock Warrants		49,000	5,710

Total Talisma Corp.				49,000	5,710

Total Software (9.42%)				38,745,735	36,715,741

Agami Systems, Inc. (1.49%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures August 2009
		Interest rate 11.00%	$5,753,916	5,700,185	5,700,185
		Preferred Stock Warrants		85,601	132,830

Total Agami Systems, Inc.				5,785,786	5,833,015

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Luminus Devices, Inc. (3.03%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009

		Interest rate 12.50%	$11,791,700	$11,625,291	$11,625,291
		Preferred Stock Warrants		183,290	114,747
		Preferred Stock Warrants		83,529	66,131

Total Luminus Devices, Inc.				11,892,110	11,806,169
NetEffect, Inc. (0.64%)	Electronics & Computer Hardware	Senior Debt Matures May 2010

		Interest rate 11.95%	$2,500,000	2,462,264	2,462,264
		Preferred Stock Warrants		43,632	37,401

Total NetEffect, Inc.				2,505,896	2,499,665
NeoScale Systems, Inc. (0.72%)	Electronics &	Senior Debt Matures October 2009
	Computer Hardware
		Interest rate 10.75%	$2,803,049	2,787,320	2,787,320
		Preferred Stock Warrants		23,593	26,858

Total NeoScale Systems, Inc.				2,810,913	2,814,178
SiCortex, Inc. (0.51%)	Electronics & Computer Hardware	Senior Debt Matures December 2010

		Interest rate 10.95%	$2,000,000	1,848,253	1,848,253
		Preferred Stock Warrants		164,051	141,296

Total SiCortex, Inc.				2,012,304	1,989,549
Sling Media, Inc. (0.50%)	Electronics & Computer Hardware	Preferred Stock Warrants		38,968	1,944,000
Sling Media, Inc. (0.24%)		Preferred Stock		500,000	926,152

Total Sling Media, Inc.				538,968	2,870,152
VeriWave, Inc. (1.09%)	Electronics & Computer Hardware	Senior Debt Matures May 2010

		Interest rate 10.75%	$4,250,000	4,203,517	4,203,517
		Preferred Stock Warrants		54,230	47,032

Total VeriWave, Inc.				4,257,747	4,250,549
ViDeOnline Communications, Inc. (0.08%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants
				—	294,255

Total ViDeOnline Communications, Inc.				—	294,255

Total Electronics & Computer Hardware (8.30%)				29,803,724	32,357,532

Aegerion Pharmaceuticals, Inc. (2.57%) (4)	Specialty Pharmaceuticals	Senior Debt Matures August 2010

		Interest rate Prime + 2.50%	$10,000,000	9,942,609	9,942,609
		Preferred Stock Warrants		69,207	60,691

Total Aegerion Pharmaceuticals, Inc.				10,011,816	10,003,300
Quatrx Pharmaceuticals Company (3.94%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2010

		Interest rate Prime + 3.00%	$15,467,406	15,343,457	15,343,457
		Preferred Stock Warrants		220,354	—
Quatrx Pharmaceuticals Company (0.19%)		Preferred Stock		750,001	750,001

Total Quatrx Pharmaceuticals Company				16,313,812	16,093,458
Panacos Pharmaceuticals, Inc. (2.49%)	Specialty Pharmaceuticals	Senior Debt Matures January 2011

		Interest rate 11.20%	$10,000,000	9,207,160	9,207,160
		Common Stock Warrants		876,297	487,817

Total Panacos Pharmaceuticals, Inc.				10,083,457	9,694,977

Total Specialty Pharmaceuticals (9.19%)				36,409,085	35,791,735

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
BabyUniverse, Inc. (1.25%)(4)	Consumer & Business Products	Senior Debt Matures July 2009

		Interest rate Prime + 2.35%	$4,671,182	$4,481,468	$4,481,468
		Common Stock Warrants		325,224	385,054

Total BabyUniverse, Inc.				4,806,692	4,866,522
Market Force Information, Inc. (0.40%)(4)	Consumer & Business Products	Senior Debt Matures May 2009

		Interest rate 10.45%	$1,419,434	1,407,523	1,407,523
		Preferred Stock Warrants		23,823	139,324
Market Force Information, Inc. (0.13%)		Preferred Stock		500,000	500,000

Total Market Force Information, Inc.				1,931,346	2,046,847
Wageworks, Inc. (0.28%)(4)	Consumer & Business Products	Preferred Stock Warrants		251,964	1,076,250
Wageworks, Inc. (0.05%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc.				501,959	1,326,245

Total Consumer & Business Products (2.11%)				7,239,997	8,239,614

Ageia Technologies, Inc. (1.42%)(4)	Semiconductors	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$5,594,105	5,442,792	5,442,792
		Convertible Debt	123,760	123,760	123,760
		Preferred Stock Warrants		99,190	—
Ageia Technologies, Inc. (0.00%)		Preferred Stock		500,000	—

Total Ageia Technologies				6,165,742	5,566,552
Custom One Design, Inc. (0.26%)	Semiconductors	Senior Debt
		Matures September 2010 Interest rate 11.50%	$1,000,000	982,174	982,174
		Common Stock Warrants		18,335	18,779

Total Custom One Design, Inc.				1,000,509	1,000,953
iWatt Inc. (1.26%)(4)	Semiconductors	Senior Debt
		Matures September 2009 Interest rate Prime + 2.75%	$1,643,976	1,615,260	1,615,260
		Revolving Line of Credit
		Matures September 2007 Interest rate Prime + 1.75%	$3,235,000	3,235,000	3,235,000
		Preferred Stock Warrants		45,684	49,303

Total iWatt Inc.				4,895,944	4,899,563
NEXX Systems, Inc. (3.34%)(4)	Semiconductors	Senior Debt
		Matures February 2010 Interest rate Prime + 2.75%	$5,000,000	4,866,577	4,866,577
		Revolving Line of Credit
		Matures December 2009 Interest rate Prime + 1.75%	$5,000,000	5,000,000	5,000,000
		Revolving Line of Credit
		Matures December 2009 Interest rate Prime + 3.75%	$3,000,000	3,000,000	3,000,000
		Preferred Stock Warrants		164,613	135,291

Total NEXX Systems, Inc.				13,031,190	13,001,868
Quartics, Inc. (0.08%)	Semiconductors	Senior Debt
		Matures August 2010 Interest rate 11.05%	$300,000	250,050	250,050
		Preferred Stock Warrants		52,888	49,527

Total Quartics, Inc.				302,938	299,577
Solarflare Communications, Inc. (0.16%)	Semiconductors	Senior Debt
		Matures August 2010 Interest rate 11.75%	$625,000	546,307	546,307
		Preferred Stock Warrants		83,322	84,669
Solarflare Communications, Inc. (0.13%)		Preferred Stock		500,000	500,000

Total Solarflare Communications, Inc.				1,129,629	1,130,976

Total Semiconductors (6.65%)				26,525,952	25,899,489

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Labopharm USA, Inc. (0.93%)(4)(5)	Drug Delivery	Senior Debt
		Matures July 2008 Interest rate 11.95%	$3,670,363	$3,634,341	$3,634,341

Total Labopharm USA, Inc.				3,634,341	3,634,341
Transcept Pharmaceuticals, Inc. (2.08%)(4)	Drug Delivery	Senior Debt
		Matures October 2009 Interest rate 10.69%	$7,842,879	7,786,800	7,786,800
		Preferred Stock Warrants		35,630	116,775
		Preferred Stock Warrants		51,067	183,584
Transcept Pharmaceuticals, Inc. (0.13%)		Preferred Stock		500,000	500,000

Total Transcept Pharmaceuticals, Inc.				8,373,497	8,587,159

Total Drug Delivery (3.14%)				12,007,838	12,221,500

BARRX Medical, Inc. (0.38%)	Therapeutic	Preferred Stock		1,500,000	1,500,000

Total BARRX Medical, Inc.				1,500,000	1,500,000

EKOS Corporation (1.28%)	Therapeutic	Senior Debt
		Matures November 2010
		Interest rate Prime + 2.00%	$5,000,000	4,846,249	4,846,249
		Preferred Stock Warrants		174,528	149,709

Total EKOS Corporation				5,020,777	4,995,958
Gynesonics, Inc. (0.45%)(4)	Therapeutic	Senior Debt
		Matures October 2009
		Interest rate 9.50%	$1,699,491	1,689,461	1,689,461
		Preferred Stock Warrants		17,552	51,160
Gynesonics, Inc. (0.06%)		Preferred Stock		250,000	250,000

Total Gynesonics, Inc.				1,957,013	1,990,621
Novasys Medical, Inc. (1.94%)(4)	Therapeutic	Senior Debt
		Matures January 2010
		Interest rate 9.70%	$7,545,185	7,545,185	7,545,185

Total Novasys Medical, Inc.				7,545,185	7,545,185

Power Medical Interventions, Inc. (0.01%)	Therapeutic	Common Stock Warrants		20,687	24,889

Total Power Medical Interventions, Inc.				20,687	24,889

Total Therapeutic (4.12%)				16,043,662	16,056,653

Hedgestreet, Inc. (0.73%)(4)	Internet Consumer & Business Services	Senior Debt Matures March 2009

		Interest rate 11.30%	$2,843,477	2,819,712	2,819,712
		Preferred Stock Warrants		54,956	—

Total Hedgestreet, Inc.				2,874,668	2,819,712
Invoke Solutions, Inc. (0.56%)(4)	Internet Consumer & Business Services	Senior Debt Matures December 2008

		Interest rate 11.25%	$2,187,234	2,160,369	2,160,369
		Preferred Stock Warrants		55,864	36,778

Total Invoke Solutions, Inc.				2,216,233	2,197,147
Prism Education Group Inc. (0.51%)	Internet Consumer & Business Services	Senior Debt Matures December 2010

		Interest rate 11.25%	$2,000,000	1,961,315	1,961,315
		Preferred Stock Warrants		42,757	36,860

Total Prism Education Group Inc.				2,004,072	1,998,175
RazorGator Interactive Group, Inc. (0.57%)(4)	Internet Consumer & Business Services	Senior Debt Matures January 2008

		Interest rate 9.95%	$1,651,876	1,650,789	1,650,789
		Preferred Stock Warrants		13,050	541,917
		Preferred Stock Warrants		28,478	21,930
RazorGator Interactive Group, Inc. (0.44%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				2,692,317	3,922,814

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Serious USA, Inc. (0.68%)	Internet Consumer & Business Services	Senior Debt Matures February 2011
		Interest rate Prime + 3.00%	$2,000,000	$1,913,213	$1,913,213
		Revolving Line of Credit
		Matures July 2008
		Interest rate Prime + 2.00%	$654,253	654,253	654,253
		Preferred Stock Warrants		93,463	87,687

Total Serious USA, Inc.				2,660,929	2,655,153

Total Internet Consumer & Business Services (3.49%)				12,448,219	13,593,001

Lilliputian Systems, Inc. (2.02%)(4)	Energy	Senior Debt
		Matures March 2010
		Interest rate 9.75%	$7,850,795	7,822,688	7,822,688
		Preferred Stock Warrants		48,460	28,903

Total Lilliputian Systems, Inc.				7,871,148	7,851,591

Total Energy (2.02%)				7,871,148	7,851,591

Active Response Group, Inc. (2.57%)	Information Services	Senior Debt
		Matures March 2012
		Interest rate LIBOR + 6.55%	$10,000,000	9,877,954	9,877,954
		Preferred Stock Warrants		92,080	90,622
		Common Stock Warrants		46,084	58,408

Total Active Response Group, Inc.				10,016,118	10,026,984
Buzznet, Inc. (0.29%)	Information Services	Senior Debt
		Matures March 2010
		Interest rate 10.25%	$1,000,000	993,062	993,062
		Preferred Stock Warrants		8,613	144,602

Total Buzznet, Inc.				1,001,675	1,137,664
Solutionary, Inc. (1.67%)	Information Services	Senior Debt
		Matures June 2010
		Interest rate LIBOR + 5.50%	$5,500,000	5,420,988	5,420,988
		Revolving Line of Credit
		Matures June 2010
		Interest rate LIBOR + 5.00%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		93,827	81,233
Solutionary, Inc. (0.07%)		Preferred Stock		250,000	250,000

Total Solutionary, Inc.				6,764,815	6,752,221
Wallop Technologies, Inc. (0.06%)	Information Services	Senior Debt
		Matures March 2010
		Interest rate 10.00%	$237,207	231,187	231,187
		Preferred Stock Warrants		7,473	6,449

Total Wallop Technologies, Inc.				238,660	237,636

Total Information Services (4.66%)				18,021,268	18,154,505

Novadaq Technologies, Inc. (0.35%)	Diagnostic	Common Stock		1,735,157	1,378,533

Total Novadaq Technologies, Inc.				1,735,157	1,378,533
Optiscan Biomedical, Corp. (0.11%)(4)	Diagnostic	Senior Debt
		Matures March 2008
		Interest rate 15.00%	$412,161	396,583	396,583
		Preferred Stock Warrants		80,486	44,850
Optiscan Biomedical, Corp. (0.26%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp.				1,477,069	1,441,433

Total Diagnostic (0.72%)				3,212,226	2,819,966

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2007

(continued)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Guava Technologies, Inc. (1.57%)(4)	Biotechnology Tools	Senior Debt
		Matures July 2009
		Interest rate Prime + 3.25%	$4,075,930	$4,010,549	$4,010,549
		Convertible Debt		250,000	250,000
		Revolving Line of Credit
		Matures December 2007
		Interest rate Prime + 2.00%	$1,778,000	1,778,000	1,778,000
		Preferred Stock Warrants		122,109	77,970

Total Guava Technologies, Inc.				6,160,658	6,116,519
NuGEN Technologies, Inc. (0.51%)	Biotechnology Tools	Senior Debt
		Matures March 2010
		Interest rate 11.70%	$2,000,000	1,962,637	1,962,637
		Preferred Stock Warrants		44,837	38,819

Total NuGEN Technologies, Inc.				2,007,474	2,001,456

Total Biotechnology Tools (2.08%)				8,168,132	8,117,975

Rubicon Technology Inc. (1.57%) (4)	Advanced Specialty Materials & Chemicals	Senior Debt Matures December 2010

		Interest rate Prime + 3.375%	$5,100,000	5,029,435	5,029,435
		Revolving Line of Credit
		Matures April 2008
		Interest rate Prime + 0.25%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		81,708	69,530

Total Rubicon Technology Inc.				6,111,143	6,098,965

Total Advanced Specialty Materials & Chemicals (1.57%)				6,111,143	6,098,965

Crux Biomedical, Inc. (0.06%)	Surgical Devices	Preferred Stock		250,000	250,000

Total Crux Biomedical, Inc.				250,000	250,000

Diomed Holdings, Inc. (1.54%)	Surgical Devices	Senior Debt
		Matures July 2010
		Interest rate Prime + 3.00%	$6,000,000	5,957,955	5,957,955
		Preferred Stock Warrants		43,319	43,932

Total Diomed Holdings, Inc.				6,001,274	6,001,887

Total Surgical Devices (1.60%)				6,251,274	6,251,887

Waterfront Media Inc. (1.64%) (4)	Media/Content/Info	Senior Debt
		Matures December 2010
		Interest rate Prime + 3.00%	$4,000,000	3,951,938	3,951,938
		Revolving Line of Credit
		Matures March 2008
		Interest rate Prime + 1.25%	$2,000,000	2,000,000	2,000,000
		Preferred Stock Warrants		59,663	447,157
Waterfront Media Inc. (0.26%)		Preferred Stock		999,999	999,999

Total Waterfront Media Inc.				7,011,600	7,399,094

Total Media/Content/Info (1.90%)				7,011,600	7,399,094

Total Investments (106.66%)				$412,824,423	$415,592,166

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $6,791,040, $5,906,194 and $884,846, respectively.
(3)	Except for warrants in six publicly traded companies and common stock in two publicly traded companies, all investments are restricted at September 30, 2007 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $590,000 at September 30, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at September 30, 2007. See Note 3—“Borrowings.”
(5)	Non-U.S. company or the company's principal place of business is outside the United States.
(6)	All investments are less than 5% owned.

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(unaudited)

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (1.74%)*(4)	Biopharmaceuticals	Senior Debt
		Matures June 2009
		Interest rate 10.25%	$4,069,607	$3,987,624	$3,987,624
		Preferred Stock Warrants		69,106	417,115
		Preferred Stock Warrants		34,996	34,393
Acceleron Pharmaceuticals, Inc. (0.44%)		Preferred Stock		1,000,000	1,111,112

Total Acceleron Pharmaceuticals, Inc				5,091,726	5,550,244
Aveo Pharmaceuticals, Inc. (5.88%)(4)	Biopharmaceuticals	Senior Debt
		Matures September 2009
		Interest rate 10.75%	$15,000,000	14,849,099	14,849,099
		Preferred Stock Warrants		144,056	115,212
		Preferred Stock Warrants		46,288	43,771

Total Aveo Pharmaceuticals, Inc				15,039,443	15,008,082
Elixir Pharmaceuticals, Inc. (3.92%)	Biopharmaceuticals	Senior Debt
		Matures June 2010
		Interest rate Prime + 2.45%	$10,000,000	9,857,610	9,857,610
		Preferred Stock Warrants		74,755	73,334
		Preferred Stock Warrants		74,755	73,334

Total Elixir Pharmaceuticals, Inc.				10,007,120	10,004,278
EpiCept Corporation (3.84%)	Biopharmaceuticals	Senior Debt
		Matures August 2009
		Interest rate 11.70%	$10,000,000	9,312,750	9,312,750
		Common Stock Warrants		794,633	507,592

Total EpiCept Corporation				10,107,383	9,820,342
Guava Technologies, Inc. (2.26%)(4)	Biopharmaceuticals	Senior Debt
		Matures July 2009
		Interest rate Prime + 3.25%	$5,266,485	5,193,710	5,193,710
		Revolving Line of Credit
		Matures December 2007
		Interest rate Prime + 2.00%	$500,000	500,000	500,000
		Preferred Stock Warrants		105,399	83,940

Total Guava Technologies, Inc				5,799,109	5,777,650
Labopharm USA, Inc. (2.58%)(4)(5)	Biopharmaceuticals	Senior Debt
		Matures July 2008
		Interest rate 11.95%	$6,675,417	6,598,870	6,598,870

Total Labopharm USA, Inc.				6,598,870	6,598,870
Merrimack Pharmaceuticals, Inc. (2.61%)(4)	Biopharmaceuticals	Convertible Senior Debt
		Matures October 2008
		Interest rate 11.15%	$6,043,382	5,967,550	6,254,550
		Preferred Stock Warrants		155,456	409,159

Total Merrimack Pharmaceuticals, Inc.				6,123,006	6,663,709
Paratek Pharmaceuticals, Inc. (2.62%)(4)	Biopharmaceuticals	Senior Debt
		Matures June 2008
		Interest rate 11.10%	$6,651,586	6,586,705	6,586,705
		Preferred Stock Warrants		137,396	110,553

Total Paratek Pharmaceuticals, Inc.				6,724,101	6,697,258
Portola Pharmaceuticals, Inc. (4.41%) .	Biopharmaceuticals	Senior Debt
		Matures September 2010
		Interest rate Prime + 1.75%	$11,250,000	$11,145,804	$11,145,804
		Preferred Stock Warrants		113,668	107,489

Total Portola Pharmaceuticals, Inc				11,259,472	11,253,293
Quatrx Pharmaceuticals Company (7.05%)(4)	Biopharmaceuticals	Senior Debt
		Matures January 2010
		Interest rate Prime + 3.00%	$18,000,000	17,834,735	17,834,735
		Preferred Stock Warrants		220,354	179,708

Total Quatrx Pharmaceuticals Company				18,055,089	18,014,443
Sirtris Pharmaceuticals, Inc. (3.91%)(4)	Biopharmaceuticals	Senior Debt
		Matures April 2011
		Interest rate 10.60%	$10,000,000	9,924,495	9,924,495
		Preferred Stock Warrants		88,829	70,986

Total Sirtris Pharmaceuticals, Inc.				10,013,324	9,995,481

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
TransOral Pharmaceuticals, Inc. (3.92%)(4)	Biopharmaceuticals	Senior Debt
		Matures October 2009
		Interest rate 10.69%	$10,000,000	9,921,976	9,921,976
		Preferred Stock Warrants		35,630	28,265
		Preferred Stock Warrants		51,067	50,548

Total TransOral Pharmaceuticals, Inc.				10,008,673	10,000,789

Total Biopharmaceuticals (45.18%)				114,827,316	115,384,439

Atrenta, Inc. (2.03%)(4)	Software	Senior Debt
		Matures June 2009
		Interest rate 11.50%	$5,000,000	4,929,298	4,929,298
		Preferred Stock Warrants		102,396	200,285
		Preferred Stock Warrants		33,760	65,719
Atrenta, Inc. (0.10%)		Preferred Stock		250,000	250,000

Total Atrenta, Inc				5,315,454	5,445,302
Blurb, Inc. (0.10%)	Software	Senior Debt
		Matures December 2009
		Interest rate 9.55%	$250,000	237,454	237,454
		Preferred Stock Warrants		12,904	12,653

Total Blurb, Inc				250,358	250,107
Compete, Inc. (1.52%)(4)	Software	Senior Debt
		Matures March 2009
		Interest rate Prime + 3.50%	$3,884,338	3,839,045	3,839,045
		Preferred Stock Warrants		62,067	49,247

Total Compete, Inc.				3,901,112	3,888,292
Forescout Technologies, Inc. (0.78%)	Software	Senior Debt
		Matures August 2009
		Interest rate 11.15%	$2,000,000	1,950,584	1,950,584
		Preferred Stock Warrants		55,593	50,800

Total Forescout Technologies, Inc.				2,006,177	2,001,384
GameLogic, Inc. (1.17%)(4)	Software	Senior Debt
		Matures December 2009
		Interest rate Prime + 4.125%	$3,000,000	$2,957,416	$2,957,416
		Preferred Stock Warrants		52,604	41,860

Total GameLogic, Inc				3,010,020	2,999,276
Gomez, Inc. (0.48%)(4)	Software	Senior Debt
		Matures December 2007
		Interest rate 12.25%	$1,212,506	1,201,811	1,201,811
		Preferred Stock Warrants		35,000	18,832

Total Gomez, Inc.				1,236,811	1,220,643
HighRoads, Inc. (0.77%)(4)	Software	Senior Debt
		Matures February 2009
		Interest rate 11.65%	$1,954,723	1,923,844	1,923,844
		Preferred Stock Warrants		44,466	35,484

Total HighRoads, Inc				1,968,310	1,959,328
Intelliden, Inc. (1.17%)	Software	Senior Debt
		Matures February 2010
		Interest rate 13.20%	$3,000,000	2,984,169	2,984,169
		Preferred Stock Warrants		17,542	16,688

Total Intelliden, Inc.				3,001,711	3,000,857
Inxight Software, Inc. (1.60%)(4)	Software	Senior Debt
		Matures February 2008
		Interest rate 10.00%	$4,073,794	4,051,059	4,051,059
		Preferred Stock Warrants		55,963	29,800

Total Inxight Software, Inc.				4,107,022	4,080,859
Oatsystems, Inc. (2.36%)(4)	Software	Senior Debt
		Matures September 2009
		Interest rate 11.00%	$6,000,000	5,973,007	5,973,007
		Preferred Stock Warrants		33,742	26,881

Total Oatsystems, Inc.				6,006,749	5,999,888
Proficiency, Inc. (1.43%)(5)	Software	Senior Debt
		Matures July 2008
		Interest rate 12.00%	$4,000,000	3,951,815	3,548,185
		Preferred Stock Warrants		96,370	115,977

Total Proficiency, Inc.				4,048,185	3,664,162

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Savvion, Inc. (1.58%)(4)	Software	Senior Debt
		Matures March 2009 Interest rate Prime + 3.45%	$1,000,000	1,000,000	1,000,000
		Revolving Line of Credit
		Matures March 2007 Interest rate Prime + 2.00%	$3,000,000	2,991,311	2,991,311
		Preferred Stock Warrants		52,135	41,743

Total Savvion, Inc				4,043,446	4,033,054
Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39,339	29,667

Total Sportvision, Inc.				39,339	29,667
Talisma Corp. (0.74%)(4)	Software	Subordinated Debt
		Matures December 2007 Interest rate 11.25%	$1,873,774	$1,858,802	$1,858,802
		Preferred Stock Warrants		49,000	25,259

Total Talisma Corp				1,907,802	1,884,061

Total Software (15.84%)				40,842,496	40,456,880

BabyUniverse, Inc. (1.90%)(4)	Consumer & Business Products	Senior Debt
		Matures July 2009 Interest rate Prime + 2.35%	$5,000,000	4,728,980	4,728,980
		Common Stock Warrants		325,224	146,299

Total BabyUniverse, Inc				5,054,204	4,875,279
Market Force Information, Inc. (0.70%)(4)	Consumer & Business Products	Senior Debt
		Matures May 2009 Interest rate 10.45%	$1,777,064	1,759,510	1,759,510
		Preferred Stock Warrants		23,823	19,197

Total Market Force Information, Inc				1,783,333	1,778,707
Wageworks, Inc. (5.89%)(4)	Consumer & Business Products	Senior Debt
		Matures November 2008 Interest rate Prime + 4.00%	$14,036,422	13,904,441	13,904,441
		Preferred Stock Warrants		251,964	1,140,998
Wageworks, Inc. (0.10%)		Preferred Stock		249,995	249,995

Total Wageworks, Inc				14,406,400	15,295,434

Total Consumer & Business Products (8.59%)				21,243,937	21,949,420

IKANO Communications, Inc. (0.03%)	Communications & Networking	Preferred Stock Warrants		45,460	33,391
		Preferred Stock Warrants		72,344	55,530

Total IKANO Communications, Inc.				117,804	88,921
Interwise, Inc. (0.83%)(4)	Communications & Networking	Senior Debt
		Matures August 2008 Interest rate 17.50%	$2,094,999	1,869,542	1,869,542
		Preferred Stock Warrants		268,401	244,653

Total Interwise, Inc				2,137,943	2,114,195
Pathfire, Inc. (1.84%)(4)	Communications & Networking	Senior Debt
		Matures December 2008 Interest rate Prime + 3.65%	$4,713,221	4,672,795	4,672,795
		Preferred Stock Warrants		63,276	16,918

Total Pathfire, Inc				4,736,071	4,689,713
Ping Identity Corporation (1.05%)(4)	Communications & Networking	Senior Debt
		Matures June 2009 Interest rate 11.50%	$2,569,123	2,530,953	2,530,953
		Preferred Stock Warrants		51,801	160,500

Total Ping Identity Corporation				2,582,754	2,691,453
Rivulet Communications, Inc. (1.37%)(4)	Communications & Networking	Senior Debt
		Matures September 2009 Interest rate 10.60%	$3,500,000	$3,459,966	$3,459,966
		Preferred Stock Warrants		50,710	40,352
Rivulet Communications, Inc. (0.10%)		Preferred Stock		250,000	250,000

Total Rivulet Communications, Inc.				3,760,676	3,750,318
Simpler Networks Corp. (2.20%)(4)	Communications & Networking	Senior Debt
		Matures July 2009 Interest rate 11.75%	$5,000,000	4,886,659	4,886,659
		Preferred Stock Warrants		160,241	742,688
Simpler Networks Corp. (0.20%)		Preferred Stock		500,000	500,000

Total Simpler Networks Corp.				5,546,900	6,129,347

Total Communications & Networking (7.62%)				18,882,148	19,463,947

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Adiana, Inc. (0.53%)(4)	Medical Devices & Equipment	Senior Debt

		Matures June 2008
		Interest rate Prime + 6.00%	$1,346,551	1,312,938	1,312,938
		Preferred Stock Warrants		67,225	52,427
Adiana, Inc. (0.20%)		Preferred Stock		500,000	500,000

Total Adiana, Inc.				1,880,163	1,865,365
BARRX Medical, Inc. (0.59%)	Medical Devices & Equipment	Preferred Stock		1,500,000	1,500,000

Total BARRX Medical, Inc.				1,500,000	1,500,000
Gynesonics, Inc. (0.80%)	Medical Devices & Equipment	Senior Debt

		Matures October 2009
		Interest rate 9.50%	$2,000,000	1,986,209	1,986,209
		Preferred Stock Warrants		17,552	54,735

Total Gynesonics, Inc.				2,003,761	2,040,944
Novasys Medical, Inc. (3.13%)(4)	Medical Devices & Equipment	Senior Debt

		Matures January 2010
		Interest rate 9.70%	$8,000,000	8,000,000	8,000,000

Total Novasys Medical, Inc.				8,000,000	8,000,000
Optiscan Biomedical, Corp. (0.40%)(4)	Medical Devices & Equipment	Senior Debt

		Matures March 2008
		Interest rate 15.00%	$1,006,259	967,314	967,314
		Preferred Stock Warrants		80,486	64,478
Optiscan Biomedical, Corp. (0.39%)		Preferred Stock		1,000,000	1,000,000

Total Optiscan Biomedical, Corp				2,047,800	2,031,792
Power Medical Interventions, Inc. (0.01%)	Medical Devices & Equipment	Common Stock Warrants		20,687	30,200

Total Power Medical Interventions, Inc.				20,687	30,200
Xillix Technologies Corp. (1.53%)(4)(5)(6)	Medical Devices & Equipment	Senior Debt

		Matures December 2008
		Interest rate 12.40%	$3,975,834	$3,775,493	$3,775,493
		Common Stock Warrants		313,108	122,206

Total Xillix Technologies Corp				4,088,601	3,897,699

Total Medical Devices & Equipment (7.58%)				19,541,012	19,366,000

Hedgestreet, Inc. (1.67%)(4)	Internet Consumer & Business Services	Senior Debt

		Matures March 2009
		Interest rate 11.30%	$4,263,806	4,226,674	4,226,674
		Preferred Stock Warrants		54,956	44,836

Total Hedgestreet, Inc.				4,281,630	4,271,510
Invoke Solutions, Inc. (0.97%)(4)	Internet Consumer & Business Services	Senior Debt

		Matures December 2008
		Interest rate 11.25%	$2,466,574	2,438,574	2,438,574
		Preferred Stock Warrants		43,826	35,741

Total Invoke Solutions, Inc.				2,482,400	2,474,315
RazorGator Interactive Group, Inc. (1.25%)(4)	Internet Consumer & Business Services	Senior Debt

		Matures January 2008
		Interest rate 9.95%	$2,637,626	2,633,276	2,633,276
		Preferred Stock Warrants		13,050	570,026
RazorGator Interactive Group, Inc. (0.67%)		Preferred Stock		1,000,000	1,708,178

Total RazorGator Interactive Group, Inc.				3,646,326	4,911,480

Total Internet Consumer & Business Services (4.56%)				10,410,356	11,657,305

Agami Systems, Inc. (2.75%)(4)	Electronics & Computer Hardware	Senior Debt

		Matures August 2009
		Interest rate 11.00%	$7,000,000	6,924,288	6,924,288
		Preferred Stock Warrants		85,601	79,040

Total Agami Systems, Inc.				7,009,889	7,003,328

Portfolio Company	Industry	Type of Investment(1)(7)	Principal Amount	Cost(2)	Value(3)
Cornice, Inc. (1.44%)(4)	Electronics & Computer Hardware	Senior Debt

		Matures November 2008
		Interest rate Prime + 4.50%	$3,524,664	3,459,755	3,459,755
		Preferred Stock Warrants		101,597	80,181
		Preferred Stock Warrants		35,353	27,571
		Preferred Stock Warrants		135,403	106,862

Total Cornice, Inc.				3,732,108	3,674,369
Luminus Devices, Inc. (5.88%)(4)	Electronics & Computer Hardware	Senior Debt

		Matures August 2009
		Interest rate 12.50%	$15,000,000	14,765,514	14,765,514
		Preferred Stock Warrants		183,290	161,106
		Preferred Stock Warrants		83,529	83,466

Total Luminus Devices, Inc.				15,032,333	15,010,086
NeoScale Systems, Inc. (1.17%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures October 2009
		Interest rate 10.75%	$3,000,000	$2,978,373	$2,978,373
		Preferred Stock Warrants		23,593	22,525

Total NeoScale Systems, Inc				3,001,966	3,000,898
Sling Media, Inc. (0.56%)	Electronics & Computer Hardware	Preferred Stock Warrants		38,968	936,565
		Preferred Stock		500,000	500,000

Total Sling Media, Inc.				538,968	1,436,565
ViDeOnline Communications, Inc. (0.18%)(4)	Electronics & Computer Hardware	Senior Debt
		Matures May 2009
		Interest rate 15.00%	$461,158	461,158	461,158
		Preferred Stock Warrants		—	—

Total ViDeOnline Communications, Inc.				461,158	461,158

Total Electronics & Computer Hardware (11.98%)				29,776,422	30,586,404

Ageia Technologies, Inc. (2.76%)(4)	Semiconductors	Senior Debt
		Matures August 2008
		Interest rate 10.25%	$7,027,806	6,975,456	6,975,456
		Preferred Stock Warrants		99,190	73,604
Ageia Technologies, Inc. (0.20%)		Preferred Stock		500,000	500,000

Total Ageia Technologies				7,574,646	7,549,060
Cradle Technologies (0.02%)	Semiconductors	Preferred Stock Warrants		79,150	63,647

Total Cradle Technologies				79,150	63,647
iWatt Inc. (1.27%)(4)	Semiconductors	Senior Debt
		Matures September 2009
		Interest rate Prime + 2.75%	$2,000,000	1,959,537	1,959,537
		Revolving Line of Credit
		Matures September 2007
		Interest rate Prime + 1.75%	$1,250,000	1,250,000	1,250,000
		Preferred Stock Warrants		45,684	41,417

Total iWatt Inc.				3,255,221	3,250,954
NEXX Systems, Inc. (1.96%)(4)	Semiconductors	Senior Debt
		Matures February 2010
		Interest rate Prime + 2.75%	$4,000,000	3,919,015	3,919,015
		Revolving Line of Credit
		Matures December 2009
		Interest rate Prime + 1.75%	$1,000,000	1,000,000	1,000,000
		Preferred Stock Warrants		83,116	83,938

Total NEXX Systems, Inc.				5,002,131	5,002,953

Total Semiconductors (6.21%)				15,911,148	15,866,614

Lilliputian Systems, Inc. (3.33%)(4)	Energy	Senior Debt
		Matures March 2010
		Interest rate 9.75%	$8,500,000	$8,463,170	$8,463,170
		Preferred Stock Warrants		48,460	39,572

Total Lilliputian Systems, Inc.				8,511,630	8,502,742

Total Energy (3.33%)				8,511,630	8,502,742

Total Investments (110.89%)				$279,946,465	$283,233,751

*	Value as a percent of net assets.
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.

(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $3,036,621, $1,632,232 and $1,404,389, respectively.
(3)	Except for warrants in three publicly traded companies, all investments are restricted at December 31, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2006.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Debt is on non-accrual status at December 31, 2006, and is therefore considered non-income producing.
(7)	All investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Investment income:
Interest	$13,568,843	$6,697,291	$34,396,381	$18,507,661
Fees	1,571,826	846,741	3,697,996	2,311,415

Total investment income	15,140,669	7,544,032	38,094,377	20,819,076
Operating expenses:
Interest	553,466	1,420,140	3,002,716	4,455,015
Loan fees	418,660	149,677	935,080	687,158
General and administrative	1,420,055	1,436,467	4,442,223	4,040,445
Employee Compensation:
Compensation and benefits	2,404,072	1,244,993	6,358,397	3,577,313
Stock-based compensation	295,349	175,600	841,804	428,600
Amortization of restricted stock awards	5,012	—	5,012	—

Total employee compensation	2,704,433	1,420,593	7,205,213	4,005,913

Total operating expenses	5,096,614	4,426,877	15,585,232	13,188,531
Net investment income before provision for income taxes and investment gains and losses	10,044,055	3,117,155	22,509,145	7,630,545
Provision (benefit) for income taxes	—	(345,089)	—	643,088

Net investment income	10,044,055	3,462,244	22,509,145	6,987,457
Net realized gain (loss) on investments	49,046	(2,482,465)	3,119	(2,570,705)
Net increase (decrease) in unrealized appreciation on investments	(2,914,983)	592,860	(733,296)	3,027,251

Net realized and unrealized gain (loss)	(2,865,937)	(1,889,605)	(730,177)	456,546

Net increase in net assets resulting from operations	$7,178,118	$1,572,639	$21,778,968	$7,444,003

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$0.31	$0.23	$0.84	$0.63

Diluted	$0.31	$0.23	$0.83	$0.62

Change in net assets per common share:
Basic	$0.22	$0.12	$0.81	$0.61

Diluted	$0.22	$0.11	$0.81	$0.61

Weighted average shares outstanding
Basic	32,427,000	13,661,000	26,864,000	12,158,000

Diluted	32,526,000	13,779,000	26,992,000	12,277,000

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(unaudited)

	Common Stock		Capital in excess of par value	Deferred Stock Compensation	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Net Assets
	Shares	Par Value
Balance at December 31, 2005.	9,801,965	$9,802	$114,524,833	$—	$353,093	$481,694	$(1,017,092)	114,352,330
Net increase in stockholders’ equity resulting from operations	—	—	—	—	3,027,251	(2,570,705)	6,987,457	7,444,003
Issuance of common shares	444,150	444	5,133,431	—	—	—	—	5,133,875
Issuance of common shares in Rights Offering, net of offering costs	3,411,992	3,412	33,825,908	—	—	—	—	33,829,320
Issuance of common stock under dividend reinvestment plan	18,211	18	211,777	—	—	—	—	211,795
Dividends declared	—	—	—	—	—	—	(10,105,104)	(10,105,104)
Stock-based compensation	—	—	428,600	—	—	—	—	428,600

Balance at September 30, 2006	13,676,318	$13,676	$154,124,549	$—	$3,380,344	$(2,089,011)	$(4,134,739)	$151,294,819

Balance at December 31, 2006	21,927,034	$21,927	$257,234,729	$—	$2,860,654	$(1,972,014)	$(2,732,474)	$255,412,822
Net increase in net assets resulting from operations	—	—	—	—	(733,296)	3,119	22,509,145	21,778,968
Issuance of common stock	25,001	25	348,576	—	—	—	—	348,601
Issuance of common stock in public offerings, net of offering costs	10,040,000	10,040	128,405,130	—	—	—	—	128,415,170
Issuance of common stock from warrant exercises	290,594	290	3,071,289	—	—	—	—	3,071,579
Issuance of common stock under dividend reinvestment plan	250,116	250	3,304,331	—	—	—	—	3,304,581
Issuance of common stock under restricted stock plan	6,668	7	90,211	(90,218)	—	—	—	—
Dividends declared	—	—	—	—	—	—	(23,550,856)	(23,550,856)
Stock-based compensation	—	—	841,804	5,012	—	—	—	846,816

Balance at September 30, 2007	$32,539,413	$32,539	$393,296,070	$(85,206)	$2,127,358	$(1,968,895)	$(3,774,185)	$389,627,681

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net increase in net assets resulting from operations	$21,778,968	$7,444,003
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(219,307,006)	(133,021,298)
Principal payments received on investments	86,617,040	70,758,413
Proceeds from sale of investments	1,645,588	3,683,388
Net unrealized appreciation on investments	519,531	(3,216,279)
Net unrealized appreciation on investments due to lender	213,765	247,838
Net realized loss on investments	(3,119)	2,579,481
Accretion of loan discounts	(1,743,561)	(1,189,178)
Accretion of loan exit fees	(1,127,443)	(468,405)
Depreciation	152,074	32,959
Stock-based compensation	841,804	562,475
Common stock issued in lieu of Director compensation	348,601	—
Amortization of deferred loan origination revenue	(2,138,979)	(1,970,143)
Change in operating assets and liabilities:
Interest receivable	(1,577,797)	(269,196)
Prepaid expenses and other assets	1,769,357	(42,654)
Income tax receivable	29,294	(878,512)
Deferred tax asset	—	1,454,000
Accounts payable	(248,813)	227,881
Income tax payable	—	(1,709,000)
Accrued liabilities	(274,437)	1,492,746
Deferred loan origination revenue	3,760,937	2,807,465

Net cash used in operating activities	(108,744,196)	(51,474,016)
Cash flows from investing activities:
Purchases of capital equipment	(146,304)	(315,336)
Other long-term assets	(1,397,619)	(381,124)

Net cash used in investing activities	(1,543,923)	(696,460)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	131,491,761	38,829,320
Dividends paid	(20,246,275)	(9,893,309)
Borrowings of credit facilities	148,250,000	40,000,000
Repayments of credit facilities	(137,300,000)	(25,000,000)
Fees paid for credit facilities and debentures	(2,125,938)	—

Net cash provided by financing activities	120,069,548	43,936,011

Net increase (decrease) in cash	9,781,429	(8,234,465)
Cash and cash equivalents at beginning of period	16,404,214	15,362,447

Cash and cash equivalents at end of period	$26,185,643	$7,127,982

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development from seed and emerging growth to expansion and established stages of development, including expanding into select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado, Chicago, Illinois, Costa Mesa, California and Columbus, Ohio areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2006, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 4).

In January 2005, the Company formed Hercules Technology II, L.P. (“HT II”) and Hercules Technology SBIC Management, LLC (HTM). On September 27, 2006, HT II was licensed to operate as a Small Business Investment Company (“SBIC”) under the authority of the Small Business Administration (“SBA”). As an SBIC, the Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner. (see Note 3).

In July 2005, the Company formed Hercules Funding I LLC and Hercules Funding Trust I, an affiliated statutory trust, and executed a securitized credit facility with Citigroup Global Markets Realty Corp. (see Note 3).

In December 2006, the Company established Hydra Management LLC and Hydra Management Co. Inc., a general partner and investment management group, respectively, should it determine in the future to pursue a relationship with an externally managed fund.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2006. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. Certain prior period information has been reclassified to conform to current period presentation.

2. Valuation of Investments

Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistently applied procedures and the recommendations of the Valuation Committee of the Board of Directors. At September 30, 2007, approximately 93% of the Company’s total assets represented investments in portfolio companies of which greater than 98% are valued at fair value by the Board of Directors.

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

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. An unrealized loss is recorded when an investment has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral or operational performance, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation for the debt or equity security. Conversely, an unrealized appreciation is recorded when the investment has appreciated in value. Securities that are traded in the over the counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Board of Directors estimated the fair value of warrants and other equity-related securities in good faith using a Black-Scholes pricing model and consideration of the issuer’s earnings, sales to third parties of similar securities, the comparison to publicly traded securities, and other factors. Any resulting discount on the loan from initial recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At September 30, 2007 and December 31, 2006, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of September 30, 2007 and December 31, 2006 at fair value is shown as follows:

	September 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$387.8	93.3%	$273.2	96.5%
Preferred stock	12.7	3.1%	8.1	2.8%
Senior debt-second lien with warrants	12.3	2.9%	—	0.0%
Common Stock	2.8	0.7%	—	0.0%
Subordinated debt with warrants	—	0.0%	1.9	0.7%

	$415.6	100.0%	$283.2	100.0%

A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	September 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$410.0	98.7%	$269.0	95.0%
Canada	3.6	0.9%	10.5	3.7%
Israel	2.0	0.4%	3.7	1.3%

	$415.6	100.0%	$283.2	100.0%

The following table shows the fair value of our portfolio by industry sector at September 30, 2007 and December 31, 2006 (excluding unearned income):

	September 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug discovery	$90.1	21.7%	$75.0	26.5%
Communications & networking	87.9	21.2%	19.5	6.9%
Software	36.7	8.8%	40.4	14.3%
Specialty pharmaceuticals	35.8	8.6%	18.0	6.4%
Electronics & computer hardware	32.4	7.8%	30.6	10.8%
Semiconductors	25.9	6.2%	15.9	5.6%
Information services	18.2	4.4%	—	0.0%
Therapeutic	16.1	3.9%	13.4	4.7%
Internet consumer & business services	13.6	3.3%	11.7	4.1%
Drug delivery	12.2	2.9%	16.6	5.9%
Consumer & business products	8.2	2.0%	21.9	7.7%
Biotechnology tools	8.1	1.9%	5.8	2.0%
Energy	7.8	1.9%	8.5	3.0%
Media/Content/Info	7.4	1.8%	—	0.0%
Surgical Devices	6.2	1.5%	—	0.0%
Advanced Specialty Materials & Chemicals	6.1	1.4%	—	0.0%
Diagnostic	2.9	0.7%	5.9	2.1%

	$415.6	100.0%	$283.2	100.0%

During the three and nine-month periods ended September 30, 2007, the Company made investments in debt securities totaling $35.2 million and $213.0 million, respectively. In addition, during the three and nine-month periods ended September 30, 2007, the Company made investments in equity securities of approximately $3.2 million and $6.0 million, respectively.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. Original discount fees are reflected as an adjustment to the loan yield. The Company had approximately $5.1 million and $3.5 million of unamortized fees at September 30, 2007 and December 31, 2006, respectively, and approximately $1.9 million and $1.0 million in exit fees receivable at September 30, 2007 and December 31, 2006, respectively.

While not significant to the total debt investment portfolio, the Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three and nine-month periods ended September 30, 2007, approximately $134,000 and $209,000 in PIK income was recorded. There was no PIK income recorded in prior periods.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio companies’ assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2007, approximately 29 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 41 portfolio company loans were prohibited from pledging or encumbering their intellectual property. See “Part II—Item 1A—Risk Factors.”

3. Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). On December 6, 2006, the Company amended the Credit Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to July 31, 2007, and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, the Company amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250.0 million and included Deutsche Bank Securities Inc. as a participant in the Credit Facility along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. The Company paid a structuring fee of $375,000 which will be expensed ratably through maturity.

The Credit Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the nine months ended September 30, 2007, the Company recorded an additional liability and reduced its unrealized gains by approximately $214,000 to account for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $590,000 at September 30, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at September 30, 2007. Since inception of the agreement, the Company has paid Citigroup approximately $367,000 under the warrant participation agreement, thereby reducing its realized gains by that amount.

At September 30, 2007, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $220.7 million to Hercules Funding Trust I and had drawn $32.2 million under the Credit Facility. Transfers of loans have not met the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the three and nine-month periods ended September 30, 2007 was approximately $20.8 and $52.8 million, respectively, and the average interest rates were approximately 6.69% and 6.49% respectively.

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of September 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million, subject to periodic adjustments by the

SBA. With $63.6 million of Regulatory Capital as of September 30, 2007, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which $19.8 million was outstanding as of September 30, 2007. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, SBICs must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of September 30, 2007, HT II could draw up to $127.2 million of leverage from the SBA. On April 26, 2007, HT II drew down its first borrowing of $12.0 million under the program and drew an additional $7.8 million on September 26, 2007. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the borrowing originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for borrowings made after September 10, 2007 through March 13, 2008 are based on LIBOR plus a spread of 0.30% until the next interest rate set by the SBA occurs. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The current annual fee is set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity.

At September 30, 2007 and December 31, 2006, the Company had the following borrowing capacity and outstandings:

	September 30, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$32,200	$150,000	$41,000
SBA Debenture	127,200	19,750	—	—

Total	$377,200	$51,950	$150,000	$41,000

4. Income taxes

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required, among other requirements, to distribute at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders. On September 17, 2007, the Company paid a dividend of $0.30 per share.

For the fiscal year ended December 31, 2006, 11.5% of the distributions to the Company’s shareholders was deemed a return of capital. For the quarter ended September 30, 2007, the Company declared a distribution of $0.30 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company determined the tax attributes of its distributions year-to-date as of September 30, 2007, approximately $0.88 or 98.1% would be from ordinary income and approximately $0.02 or 1.9% would be a return of capital for stockholders, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2007 distributions to shareholders will actually be.

At March 31, 2006, as a C corporation, the Company had a deferred tax asset of approximately $181,000. During the second quarter of 2006, a full valuation reserve was recorded against this asset in anticipation that the Company would not have a future federal tax expense to offset the deferred tax asset. In addition, during the first quarter of 2006, the Company recorded a tax expense in the amount of approximately $1.8 million that was reversed in the second quarter as the Company was not subject to federal income or excise taxes in 2006. As a result, the Company recorded a tax benefit of approximately $800,000 in the second quarter of 2006.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As required, we adopted FIN 48 as of January 1, 2007. We conducted a review of all open tax year’s income recognition and expense deduction filing positions and income tax returns filed (federal and state) for determination of any uncertain tax positions that may require recognition of a tax liability. This review encompassed an analysis of all book/tax difference adjustments as well as the timing of income and expense recognition for all tax years still open under the statute of limitations. As a result, we determined that it is more likely than not that each tax position taken on a previously filed return or to be taken on current tax returns will be sustained on examination based on the technical merits of the positions and therefore, no recognition of a tax liability on an uncertain tax position for FIN 48 purposes is anticipated.

5. Stockholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In January 2005, the Company notified its shareholders of its intent to elect to be regulated as a BDC. In conjunction with the Company’s decision to elect to be regulated as a BDC, approximately 55% of the 5 Year Warrants were subject to mandatory cancellation under the terms of the Warrant Agreement with the warrant holder receiving one share of common stock for every two warrants cancelled and the exercise price of all warrants was adjusted to the then current net asset value of the common stock, subject to certain adjustments described in the Warrant Agreement. In addition, the 1 Year Warrants became subject to expiration immediately prior to the Company’s election to become a BDC, unless exercised. Concurrent with the announcement of the BDC election, the Company reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57. On February 22, 2005, the Company cancelled 47% of all outstanding 5 Year Warrants and issued 298,598 shares of common stock to holders of warrants upon exercise. In addition, the majority of shareholders owning 1 Year Warrants exercised them, and purchased 1,175,963 of common shares at $10.57 per share, for total consideration to the Company of approximately $12.4 million. All unexercised 1 Year Warrants were then cancelled. The outstanding 5 Year Warrants will expire in June 2009.

A summary of activity in the 5 Year Warrants initially attached to units issued for the nine months ended September 30, 2007 is as follows:

Five-Year Warrants
Warrants outstanding at December 31, 2006	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(244,735)

Warrants outstanding at September 30, 2007	371,937

The Company received net proceeds of approximately $3.1 million from the exercise of the 5-Year Warrants in the period ended September 30, 2007.

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

6. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net increase in net assets resulting from operations	$7,178,118	$1,572,639	$21,778,968	$7,444,003
Weighted average common shares outstanding	32,427,000	13,661,000	26,864,000	12,158,000
Change in net assets per common share - basic	$0.22	$0.12	$0.81	$0.61

Net increase in net assets resulting from operations	$7,178,118	$1,572,639	$21,778,968	$7,444,003
Weighted average common shares outstanding	32,427,000	13,661,000	26,864,000	12,158,000
Dilutive effect of warrants and stock options	99,000	118,000	128,000	119,000

Weighted average common shares outstanding, assuming dilution	32,526,000	13,779,000	26,992,000	12,277,000
Change in net assets per common share - assuming dilution	$0.22	$0.11	$0.81	$0.61

The calculation of change in net assets per common share - assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2007 and 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 2,142,000 and 1,858,000 shares, respectively. For the nine months ended September 30, 2007 and 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of our common stock for the periods, was approximately 1,066,000 and 1,858,000 shares, respectively.

7. Related-Party Transactions

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

8. Equity Incentive Plan

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

Both options and warrants had an exercise price of $15.00 per share on date of grant. On January 14, 2005, the Company notified all shareholders of its intent to elect to be regulated as a BDC and reduced the exercise price of all remaining 1 and 5 Year Warrants from $15.00 to $10.57 but did not reduce the strike price of the options (see Note 5). The unexercised one-year warrants expired and 55% of the five-year warrants were cancelled immediately prior to the Company’s election to become a BDC.

A summary of common stock options and warrant activity under the Company’s 2004 Plan for the nine months ended September 30 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at December 31, 2006	1,881,013	56,551
Granted	938,000	—
Exercised	—	(45,859)
Cancelled	(36,500)	—

Outstanding at September 30, 2007	2,782,513	10,692

Weighted-average exercise price at September 30, 2007	$13.15	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At September 30, 2007 options for approximately 1.3 million shares were exercisable at a weighted average exercise price of approximately $13.15 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options granted during the nine month periods ended September 30, 2007 and 2006 was approximately $1.4 million and approximately $817,000, respectively. During the nine month periods ended September 30, 2007 and 2006, approximately $842,000 and $429,000 of share-based cost was expensed, respectively. As of September 30, 2007, there was $1.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted in 2007 and 2006 was based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the nine month periods ended September 30, 2007:

	2007	2006
Expected Volatility	24%	24%
Expected Dividends	8%	8%
Expected term (in years)	4.5	4.5
Risk-free rate	4.47-4.92%	4.8-5.05%

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Per share data:
Net asset value at beginning of period	$11.65	$11.67
Net investment income	0.84	0.58
Net realized gain on investments	—	(0.21)
Net unrealized appreciation on investments	(0.03)	0.25

Total from investment operations	0.81	0.62
Net increase/(decrease) in net assets from capital share transactions	0.38	(0.44)
Distributions	(0.90)	(0.83)
Stock-based compensation expense included in investment income (1)	0.03	0.04

Net asset value at end of period	$11.97	$11.06

Ratios and supplemental data:
Per share market value at end of period	$13.27	12.83
Total return (2)	-0.56%	13.93%
Shares outstanding at end of period	32,539,413	13,676,318
Weighted average number of common shares outstanding	26,864,000	12,158,000
Net assets at end of period	$389,627,681	$151,294,819
Ratio of operating expense to average net assets (annualized)	6.69%	12.87%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets (annualized)	9.67%	7.45%
Average debt outstanding	$59,809,000	$76,458,000
Weighted average debt per common share	$2.23	$6.29
Portfolio turnover	0.45%	1.23%

(1)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123R, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(2)	The total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at September 30, 2007 totaled approximately $107.7 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $552,000 and $198,000 during the nine-month periods ended September 30, 2007 and 2006, respectively.

The following table shows our contractual obligations as of September 30, 2007:

	Payments due by period ($ in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	3-5 years	After 5 years
Borrowings (4)	$51,950	$32,200	$—	$—	$19,750
Operating Lease Obligations	3,163	647	1,465	1,008	43

Total	$55,113	$32,847	$1,465	$1,008	$19,793

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	Borrowings under our Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.

(3)	We also have a warrant participation agreement with Citigroup. See Note 3.

(4)	Includes borrowings under our Credit Facility and the SBA debentures.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“FAS 157”), “Fair Value Measurements.” Among other requirements, FAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. FAS 157 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 157 on its financial position and results of operations. As of September 30, 2007, the Company does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

12. Subsequent Events

On October 10, 2007, the SEC granted exemptive relief permitting the Company to issue stock options to its non-employee directors pursuant to the 2006 Non-Employee Director Plan. Pursuant to the order, Messrs. Badavas and Chow were automatically granted 5,000 options each, and Mr. Woodward was automatically granted 10,000 options. All options were granted at the closing stock price of $13.40 on October 10, 2007 and vest 33% one year after the date of grant and ratably over the succeeding 24 months.

On November 1, 2007, the Board of Directors declared a dividend of $0.30 per share for the third quarter, payable on December 17, 2007 to shareholders of record as of November 16, 2007.

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

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development from seed and emerging growth to expansion and established development. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain publicly-traded companies and lower middle market companies. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in the Boston, Boulder, Chicago, Costa Mesa and Columbus areas. Additionally, we are expanding our Southern California presence, with the addition of two highly experienced technology equity venture investors and one PhD to our life sciences team during the quarter ended September 30, 2007. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related and life science companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $415.6 million at September 30, 2007 as compared to $283.2 million at December 31, 2006. We have had low originations for the quarter ended September 30, 2007 as a result of seasonal slowdown, which we have experienced in the past. We expect originations and fundings to increase during the fourth quarter of 2007, as evidenced by our unfunded commitments and pending commitments of approximately $107.7 million and $133.0 million, respectively, as of September 30, 2007. During the three and nine-month periods ended September 30, 2007, we made debt commitments to eight and 37 portfolio companies totaling $40.2 million and $289.8, respectively. We funded debt investments of $35.2 million to 22 companies and $213.0 million to 61 companies during the three and nine-month periods ended September 30, 2007, respectively. During the three and nine-month periods ended September 30, 2007, we also received normal principal repayments of approximately $18.3 million and $46.1 million, and early repayments and recoveries of $16.3 million and $29.8 million from four and 11 companies, respectively. We also received pay downs of $2.0 and $11.1 million on working capital lines of credit for the three and nine-month periods ended September 30, 2007. We also made equity investments in four and ten portfolio companies totaling $3.3 million and $6.1 million during the three and nine-month periods ended September 30, 2007, respectively. At September 30, 2007, our equity investments have a fair value of approximately $15.6 million. At September 30, 2007, we had unfunded contractual commitments of $107.7 million to 28 portfolio companies. In addition, as of September 30, 2007, we executed non-binding term sheets with nine prospective portfolio companies, representing approximately $133.0 million. These proposed investments are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Total portfolio investment activity (exclusive of unearned income) as of and for the period ended September 30, 2007 was as follows:

($ in millions)	September 30, 2007
Beginning Portfolio	$283.2
Purchase of investments	213.0
Equity Investments	6.1
Principal payments received on investments	(46.1)
Early pay-offs and recoveries	(40.9)
Proceeds from sale of investments	(1.6)
Accretion of loan discounts	1.6
Net realized and unrealized change in investments	0.3

Ending Portfolio	$415.6

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2007 and December 31, 2006 (excluding unearned income):

	September 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$387.8	93.3%	$273.2	96.5%
Preferred stock	12.7	3.1%	8.1	2.8%
Senior debt-second lien with warrants	12.3	2.9%	—	0.0%
Common Stock	2.8	0.7%	—	0.0%
Subordinated debt with warrants	—	0.0%	1.9	0.7%

	$415.6	100.0%	$283.2	100.0%

A Summary of the company’s investment portfolio at value by geographic location is as follows:

	September 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$410.0	98.7%	$269.0	95.0%
Canada	3.6	0.9%	10.5	3.7%
Israel	2.0	0.4%	3.7	1.3%

	$415.6	100.0%	$283.2	100.0%

The following table shows the fair value of our portfolio by industry sector at September 30, 2007 and December 31, 2006 (excluding unearned income):

	September 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug discovery	$90.1	21.7%	$75.0	26.5%
Communications & networking	87.9	21.2%	19.5	6.9%
Software	36.7	8.8%	40.4	14.3%
Specialty pharmaceuticals	35.8	8.6%	18.0	6.4%
Electronics & computer hardware	32.4	7.8%	30.6	10.8%
Semiconductors	25.9	6.2%	15.9	5.6%
Information services	18.2	4.4%	—	0.0%
Therapeutic	16.1	3.9%	13.4	4.7%
Internet consumer & business services	13.6	3.3%	11.7	4.1%
Drug delivery	12.2	2.9%	16.6	5.9%
Consumer & business products	8.2	2.0%	21.9	7.7%
Biotechnology tools	8.1	1.9%	5.8	2.0%
Energy	7.8	1.9%	8.5	3.0%
Media/Content/Info	7.4	1.8%	—	0.0%
Surgical Devices	6.2	1.5%	—	0.0%
Advanced Specialty Materials & Chemicals	6.1	1.4%	—	0.0%
Diagnostic	2.9	0.7%	5.9	2.1%

	$415.6	100.0%	$283.2	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
($ in millions)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$20.9	5.4%	$9.2	3.5%
2	279.5	72.3	220.4	82.6
3	80.3	20.7	29.3	11.0
4	4.1	1.1	7.8	2.9
5	2.0	0.5	—	—

	$386.8	100.0%	$266.7	100.00%

As of September 30, 2007, our investments had a weighted average investment grading of 2.20 as compared to 2.14 at December 31, 2006. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve.

The effective yield on our debt investments during the quarter was 15.6% and was attributed in part to higher interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan obligations was approximately 12.79% as September 30, 2007. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million, with an average initial principal balance of between $3.0 million and $7.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from 8.0% to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, PIK interest exit fees, balloon payment fees, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In some cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. See “Part II—Item 1A—Risk Factors.” At September 30, 2007, approximately 29 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 41 portfolio company loans were prohibited from pledging or encumbering their intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth and expansion-stage companies. In addition, certain loans may include an interest-only period ranging from three to twelve months. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date. Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation.

As of September 30, 2007, we have received warrants in connection with our debt investments in each portfolio company, and have realized gains on seven warrant positions. We currently hold warrants in 75 portfolio companies, with a fair value of approximately $13.2 million included in the investment portfolio of $415.6 million. The fair value of the warrant portfolio has increased by 44.0% to $13.2 million as compared to the fair value of $9.2 million at September 30, 2006. These warrant holdings would allow us to invest approximately $43.7 million if such warrants are exercised.

Results of Operations

Comparison of the Three and Nine-Month Periods Ended September 30, 2007 and 2006

Operating Income

Interest income totaled approximately $13.6 and $34.4 million for the three and nine-month periods ended September 30, 2007, respectively, compared with $6.7 and $18.5 for the three and nine-month periods ended September 30, 2006. Income from commitment, facility and one time fees totaled approximately $1.6 and $3.7 million for the three and nine-month periods ended September 30, 2007, respectively, as compared with approximately $847,000 and $2.3 million for the three and nine-month periods ended September 30, 2006. The increases in investment income and income from commitment, facility and one time fees for both periods presented are the result of higher average loan balances outstanding due to origination activity and yield from the related investments.

At September 30, 2007, we had approximately $5.1 million of deferred revenue related to commitment and facility fees, as compared to approximately $3.6 million as of September 30, 2006. We expect to generate additional interest income and loan fees as we continue to originate additional investments.

Operating Expenses

Operating expenses totaled approximately $5.1 million and $15.6 million during the three and nine-month periods ended September 30, 2007, respectively, compared with $4.4 and $13.2 million during the three and nine-month periods ended September 30, 2006, respectively. Operating expenses for the three and nine-month periods ended September 30, 2007 included interest expense, loan fees and unused commitment fees of approximately $972,000 and $3.9 million, respectively, compared with $1.6 and $5.1 million for the three and nine-month periods ended September 30, 2006, respectively. The 38.1% decrease in interest expense and loan fees was due to the lower average debt outstanding of approximately $33.2 million during the three months ended September 30, 2007 as compared to $71.1 million during the same period in 2006. The expense was lower for the nine month period of 2007 compared to 2006 due to a lower average debt balance and lower average interest rate. The weighted average cost of debt was approximately 6.5% at September 30, 2007. Employee compensation and benefits were approximately $2.4 and $6.4 million during the three and nine-month periods ended September 30, 2007, respectively, compared with $1.2 and $3.6 million during the three and nine-month periods ended September 30, 2006, respectively. The increase in compensation expense was directly related to increasing our number of employees from 23 employees at September 30, 2006 to 39 employees at September 30, 2007. General and administrative expenses were $1.4 and $4.4 million for the three and nine-month periods ended September 30, 2007, steady with $1.4 million during the three-month period ended September 30, 2006 and up from $4.0 million during the nine-month period ended September 30, 2006. The overall increase was primarily due to increased legal expense related to workouts in two portfolio companies, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries as well as increased business development expenses. We also incurred approximately $295,000 and $842,000 of stock-based compensation expense during the three and nine-month periods ended September 30, 2007, as compared to $176,000 and $429,000 in 2006, respectively. In addition, we incurred approximately $5,000 in restricted stock expense during the three and nine-month periods ended September 30, 2007. There were no restricted stock expenses during the three and nine-month periods ended September 30, 2006.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before provision for income tax expense for the three and nine-month periods ended September 30, 2007 totaled $10.0 and $22.5 million, respectively, as compared with net investment income before provision for income tax expense of approximately $3.1 and $7.6 million for the three and nine-month periods ended September 30, 2006. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

Net Investment Gains/Losses

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the three month period ended September 30, 2007, we generated a net realized gain totaling approximately $49,000 due to the gains of approximately $433,000 on the sale of common stock in two portfolio companies offset by the unrealized loss of two warrants with a cost basis of approximately $384,000 based on the Black-Scholes value at the time of the loan origination. This realized loss was the reversal of an unrealized loss recorded in the previous quarters of 2007. This brings the total net realized gains to approximately $3,000 for the nine month period ended September 30. 2007. During the three month period ended September 30, 2006, we generated a net realized loss totaling approximately $2.6 million due primarily from the sale of one portfolio company. During the nine month period ended September 30, 2006, we generated a net realized loss totaling approximately $2.6 million due primarily to the loss on two portfolio companies of $5.7 million offset by the sale of equity and warrants in two portfolio companies totaling approximately $1.4 million as well as the recovery of approximately $1.7 million on one portfolio company.

For the three and nine-month periods ended September 30, 2007, net unrealized investment depreciation totaled approximately $2.9 and $733,000 respectively, compared to net unrealized appreciation of approximately $593,000 and $3.0 million for the three and nine-month period ended September 30, 2006. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. At September 30, 2007, gross unrealized appreciation totaled approximately $8.8 million in 27 of our portfolio investment companies and approximately $6.2 million of gross unrealized depreciation on 49 of our portfolio investment companies. At September 30, 2006, gross unrealized appreciation totaled approximately $5.7 million in 16 of our portfolio investment companies and approximately $1.8 million of gross unrealized depreciation on 35 of our portfolio investment companies. The net unrealized depreciation totaling approximately $2.9 million for the three month period ended September 30, 2007 was the result of an unrealized loss of $2.0 million of one portfolio company, a net unrealized loss of approximately $1.2 million in the value of our public company warrants, offset by a net unrealized gain of approximately $300,000 in the value of our private company equity and warrant portfolio. The net decrease in unrealized appreciation totaling approximately $593,000 for the three-months ended September 30, 2006 was primarily the result of an increase in value of a debt conversion right in one investment of approximately $287,000 and the net unrealized gain in our warrant and equity portfolio of approximately $306,000.

We anticipate ten to twelve liquidity events from our portfolio companies in the current fiscal year. During the first nine months of 2007 we have had three portfolio companies acquired, one completed its IPO, four portfolio companies filed registration statements for IPOs of which one was subsequently withdrawn, and four other portfolio companies are in various stages of M&A discussions.

During the third quarter, two portfolio companies, Sling Media and Interwise, announced they were being acquired and we recognized approximately $1.3 million of unrealized gains from our warrant and equity investments in these companies. The total unrealized gains recognized to date on investments in these two portfolio companies is approximately $2.6 million based on the estimated fair value as of September 30, 2007.

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

We elected to be treated as a RIC under Subchapter M of the Code for 2006 with the submission of our 2006 tax return. Such election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three and nine-month periods ended September 30, 2007, net income totaled approximately $7.2 and $21.8 million, respectively, compared to net income of approximately $1.6 and $7.4 million for the three and nine-month periods ended September 30, 2006. These changes are made up of the items previously described.

Basic and fully diluted net income per share for the three and nine-month periods ended September 30, 2007 was $0.22 and $0.81 per share, respectively, as compared to a basic net income per share of $0.12 and $0.61, and fully diluted net income per share of $0.11 and $0.61 for the three and nine-month periods ended September 30, 2006, respectively.

Financial Condition, Liquidity, and Capital Resources

During the nine-month period ended September 30, 2007, we received net proceeds of approximately $3.1 million from the exercise of the 5-Year Warrants.

On October 20, 2006, we raised approximately $30.0 million, net of estimated issuance costs, in a public offering of 2.5 million shares of common stock delivered on October 25, 2006.

On December 12, 2006, we raised approximately $74.1 million, net of estimated issuance costs, in a public offering of 5.7 million shares of common stock. On January 3, 2007, in connection with the same common stock issuance, the underwriters exercised their over-allotment option and purchased an additional 840,000 shares of common stock for additional net proceeds to the company of approximately $10.9 million.

On June 4, 2007, we raised approximately $102.2 million, net of estimated issuance costs, in a public offering of 8.0 million shares of common stock. On June 19, 2007, in connection with the same common stock issuance, the underwriters exercised their over-allotment option and purchased an additional 1.2 million shares of common stock for additional net proceeds of approximately $15.4 million.

For the nine months ended September 30, 2007, net cash used in operating activities totaled approximately $108.7 million as compared to approximately $51.5 million for the nine months ended September 30, 2006. This increase was due primarily due to approximately $219.3 million used for investment in our portfolio companies offset by $86.6 million of principal payments made during the nine-months ended September 30, 2007 as compared $133.0 million used for investment in our portfolio companies offset by approximately $70.8 million in principal repayments during the nine months ended September 30, 2006. Cash used in investing activities totaled approximately $1.5 million for the nine months ended September 30, 2007 compared with approximately $696,000 for the nine months ended September 30, 2006. This change is primarily the result of an increase in other long-term assets. Net cash provided by financing activities totaled approximately $120.1 million for the nine months ended September 30, 2007 compared to approximately $43.9 million for the nine months ended September 30, 2006. This change is due to net proceeds from the sale of additional common stock of approximately $131.5 million, borrowings of approximately $148.3 million on the credit facilities offset by repayment of approximately $137.3 million and dividends paid of approximately $20.2 million in the nine months ended September 30, 2007.

As of September 30, 2007, net assets totaled approximately $389.6 million, with a net asset value per share of $11.97. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investment in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, principal payments from our investments and equity capital. Our primary use of funds will be for operations, investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. As a result of the exemptive relief we received related to our SBA debt, we are able to exceed the 1:1 leverage ratio required by the 1940 Act. In order to fully leverage the Company, we would need to obtain additional credit. There can be no assurances that we will seek to, or be successful in, leveraging the Company further.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of September 30, 2007 was approximately 1,371%, well in excess of the asset coverage requirement.

At September 30, 2007, we had approximately $26.2 million in cash and cash equivalents and available borrowing capacity of approximately $217.8 million under our Credit Facility, subject to existing terms and advance rates and approximately $107.5 million available under the SBA program. We primarily invest cash on hand in interest bearing deposit accounts.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of September 30, 2007, we had approximately $32.2 million outstanding under the Credit Facility and approximately $19.8 million under the SBA program. Through March 30, 2007, advances under the Credit Facility carried interest at one-month LIBOR plus 165 basis points. On March 30, 2007, the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, we amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. We paid a structuring fee of $375,000 which will be expensed ratably through maturity. As of September 30, 2007, based on $220.7 million of eligible loans in the collateral pool and existing advance rates, we have access to approximately $86.9 million of borrowing capacity available under our $250.0 million securitized credit facility. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Credit Facility. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. See Note 3 to the Consolidated Financial Statements for discussion of the participation right. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Credit Facility.

At September 30, 2007 and December 31, 2006, we had the following borrowing capacity and outstandings:

	September 30, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$32,200	$150,000	$41,000
SBA Debenture	127,200	19,750	—	—

Total	377,200	51,950	150,000	41,000

HT II operates as a Small Business Investment Company under the SBIC program and borrows funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. As of September 30, 2007, HT II could draw up to $127.2 million of leverage. We made our first draw from the SBA on April 26, 2007 for $12.0 million and a subsequent draw of $7.8 million on September 26, 2007. At September 30, 2007, we had a net investment of $63.6 million in HT II, and there are 21 outstanding investments with a fair value of $77.3 million. On July 31, 2007, we received approval from the SBA to increase our leverage by approximately $77.0 million to a total of $127.2 million, subject to certain regulatory requirements.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2007, we had unfunded commitments of approximately $107.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2007:

	Payments due by period (dollars in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	3-5 years	After 5 years
Borrowings (4)	$51,950	$32,200	$—	$—	$19,750
Operating Lease Obligations	3,163	647	1,465	1,008	43

Total	$55,113	$32,847	$1,465	$1,008	$19,793

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	Borrowings under our Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.

(3)	We also have a warrant participation agreement with Citigroup as discussed further below.

(4)	Includes borrowings under our Credit Facility and the SBA debentures.

Borrowings

We, through Hercules Funding Trust I, an affiliated statutory trust, executed a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). On December 6, 2006, we amended the Credit Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to July 31, 2007, and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, we amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant in the Credit Facility along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. We paid a structuring fee of $375,000 which will be expensed ratably through maturity. At September 30, 2007, we had $32.2 million outstanding under the Credit Facility.

The Credit Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the nine months ended September 30, 2007, we recorded an additional liability and reduced the unrealized gains by approximately $214,000 to account for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $590,000 at September 30, 2007 and is included in accrued liabilities and reduces the unrealized gain we recognized at September 30, 2007. We have paid Citigroup approximately $71,000 during the nine months ended September 30, 2007 and $367,000 since inception of the agreement under the warrant participation agreement thereby reducing our realized gains by that amount.

At September 30, 2007, we, through our SPE, had transferred pools of loans and warrants with a fair value of approximately $220.7 million to Hercules Funding Trust I and had drawn $32.2 million under the Credit Facility. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining as investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the three and nine-month periods ended September 30, 2007 was approximately $20.8 and $52.8 million, respectively, and the average interest rates were approximately 6.69% and 6.49% respectively.

In January 2005, we formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of September 30, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million, subject to periodic adjustments by the SBA. With $63.6 million of Regulatory Capital as of September 30, 2007, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which $19.8 are outstanding as of September 30, 2007. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, SBICs must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of September 30, 2007, HT II could draw up to $127.2 million of leverage from the SBA. On April 26, 2007, HT II drew down its first borrowing of $12.0 million under the program and drew an additional $7.8 million on September 26, 2007. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the borrowing originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for borrowings made after September 10, 2007 through March 13, 2008 are based on LIBOR plus a spread of 0.30% until the next interest rate set by the SBA occurs. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The current annual fee is set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity.

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300

			$2.125

On November 1, 2007, we announced that our Board of Directors approved a dividend of $0.30 per share to shareholders of record as of November 16, 2007 and payable on December 17, 2007. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of its distributions year-to-date as of September 30, 2007, 98.1% would be from ordinary income and 1.9% would be a return of capital for stockholders, however there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2007 distributions to stockholders will actually be. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

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

At September 30, 2007, approximately 93% of our total assets represented investments in portfolio companies, of which greater than 98% are recorded at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of September 30, 2007, or as of September 30, 2006.

Paid-In-Kind Income. Contractual paid-in-kind (PIK) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. To maintain our status as a RIC, PIK income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three and nine-month periods ended September 30, 2007, approximately $134,000 and $209,000 in PIK income was recorded. There was no PIK income recorded in prior periods.

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

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, we do not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. As of September 30, 2007, 48 of our loans in our portfolio were at fixed rates and 36 loans were at variable rates. Over time additional investments will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based on LIBOR. At September 30, 2007, the borrowing rate under the Credit Facility was LIBOR plus 1.20% and the borrowing rate under the SBA facility was approximately 5.5%. In addition, the SBA charges an annual fee of 0.906%.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one of more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we made smaller investments in more companies. The following table shows the fair value of investments held at September 30,2007 that are greater than 5% of net assets:

	September 30, 2007
	Fair Value	Percentage of Net Assets
IKANO Communications, Inc.	$21,759,385	5.6%
Tectura Corporation	21,402,921	5.5%

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

At September 30, 2007, approximately 29 of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 41 portfolio company loans were prohibited from pledging or encumbering their intellectual property.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2007, we issued 125,236 shares of common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate offering price for the shares of common stock sold under the dividend reinvestment plan was approximately $1.5 million.

On July 26, 2006, our Board of Directors approved additional retainer fees for each of our non-interested directors, each of whom elected to receive a portion of their retainer fees in shares of our common stock in lieu of cash. As a result, during the three months ended September 30, 2007, we issued the following number of our shares of our common stock to each non-interested director in lieu of the additional retainer fees: Mr Badavas received 1,666 shares of our common stock in lieu of approximately $22,508 of additional retainer fees. We issued these shares pursuant to an exemption from the registration requirements of the Securities Act of 1933. As of September 30, 2007, Messrs. Chow and Woodward have received the total compensation due them for the additional retainer fees. Mr. Badavas is due additional retainer fees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
(Registrant)

Dated: November 8, 2007	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez Chairman, President, and Chief Executive Officer

Dated: November 8, 2007	/s/ DAVID M. LUND
David M. Lund
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002