Form 10-K
period 2007-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2008-03-12
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $125.5 million based upon a closing price of $13.51 reported for such date by the NASDAQ Select Global Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding common shares of the registrant as of March 6, 2008 was 32,542,747.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of Hercules Technology Growth Capital, Inc.’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 29, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

GENERAL

We are a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development from seed and emerging growth to expansion and established stages of development, including select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution as well as lower middle market companies. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in the Boston, Boulder, Chicago, Columbus, and San Diego areas.

Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity-backed technology-related and life science companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, Internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life sciences. Within the life sciences sub-sector, we focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured mezzanine debt and equity of venture capital and private equity backed technology-related companies with attractive current yields and the potential for equity appreciation and realized gains. Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investments. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital and private equity backed technology-related companies is generally used for growth and in select cases for acquisitions or recapitalizations.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. To date, our emphasis has been on private companies following or in connection with their first institutional round of equity financing, which we refer to as emerging-growth companies, private companies in later rounds of financing, which we refer to as expansion-stage companies and in private companies in one of their final rounds of equity financing prior to a liquidity event or select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution, which we refer to as established-stage companies.

CORPORATE HISTORY AND OFFICES

We are a Maryland Corporation formed in December 2003 that began investment operations in September 2004. We are an internally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 Act. As a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration, and any preferred stock we may issue in the future, of at least 200%. See “Item 1. Business—Regulation as a Business Development Company”.

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 or as amended (the “Code”). We have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under the Code. In order to continue to qualify as a RIC for federal income tax purposes, we must meet certain requirements, including certain minimum distribution requirements. See “Item 1. Business—Certain United States Federal Income Tax Considerations.”

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301 and our telephone number is (650) 289-3060. We also have additional offices in the Boston, Boulder, Chicago, Columbus, and San Diego areas. We maintain a website on the Internet at www.herculestech.com. Information contained in our website is not incorporated by reference into this Annual Report, and you should not consider that information as part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov.

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

Unfulfilled Demand for Structured Debt Financing to Technology-Related Companies. Private debt capital in the form of structured debt financing from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for structured debt financing to emerging-growth and expansion-stage companies is a function of the level of annual venture equity investment activity. In 2007, venture capital-backed companies received, in approximately 2,648 transactions, equity financing in an aggregate amount of approximately $29.9 billion, representing an 8% increase over the preceding year, as reported by Dow Jones VentureOne. In addition, overall, the median round size in 2007 was $7.6 million, up from $7.0 million in 2006, and the highest annual median since 2000. For the third year in a row, equity investors are focusing more than a third of their investment activity on early-stage financings. Overall, seed- and first-round deals made up 38% of the deal flow in 2007, and later-stage deals made up roughly 50% of all capital invested. As a result, we believe a range of $23 billion to $28 billion in annual equity investments to venture-backed companies will be sustainable in future years.

We believe that demand for structured debt financing is currently under served, in part because historically the largest debt capital providers to technology-related companies exited the market during 2001. In addition, lending requirements of traditional lenders have recently become more stringent due to the credit and liquidity crisis that impacted certain financial institutions beginning in the summer of 2007 related to the sub-prime market, real estate market and consumer debt market, which we do not have exposure to as a financial lender. We therefore believe this is an opportune time to be active in the structured lending market for technology-related companies.

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

Lower Valuations for Private Technology-Related Companies. During the downturn in technology industries that began in 2000, the markets saw sharp and broad declines in valuations of venture capital and private equity-backed technology-related companies. According to Dow Jones VentureOne, median pre-money valuations for venture capital-backed companies in 2000 was $25.0 million declining to a low of $10.0 million in 2003. As of December 31, 2007 median pre-money valuations for venture capital-backed companies in 2007 was $16.0 million compared to $18.5 million in 2006. This decrease was attributed to lower valuations in certain areas such as medical software, information services, software and consumer products offset by increases in other industry segments such as health care services, retail, electronics and computers. We believe the valuations currently assigned to venture capital and private equity-backed technology-related companies in private financing rounds are still reasonably valued and should allow us to continue to build a portfolio of equity-related securities at attractive valuation levels.

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured mezzanine investments in over 200 technology-related companies, representing over $2.0 billion in investments, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

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

Invest at Various Stages of Development. We provide growth capital to technology-related companies at all stages of development, from emerging-growth companies, to expansion-stage companies and established-stage companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally focus their investments on a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2007, our proprietary SQL-based database system included over 14,500 technology-related companies and over 3,800 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

OUR INVESTMENTS AND OPERATIONS

We invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on structured mezzanine debt.

We generally seek to invest in companies that have been operating for at least six to 12 months prior to the date of our investment. We anticipate that such entities may, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 to 48 months. Further, we anticipate that on the date of our investment we will obtain a lien on available assets, which may or may not include intellectual property, and these companies will have sufficient cash on their balance sheet to amortize their debt for at least six to 15 months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt.

We expect that our investments will generally range from $1.0 million to $30.0 million. Our debt investments generally have an average initial principal balance of between $1.0 million and $15.0 million and have maturities of two to seven years, with an expected average term of three years. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period of 3 to 18 months for emerging growth and expansion-stage companies and longer for established-stage companies, and our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates typically ranging from Prime rate to 14.0%. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment and facility fees.

In addition, the majority of our venture capital-backed companies structured mezzanine debt investments generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of seven years or three years after an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions and put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our debt and equity investments take one of the following forms:

•

Structured Mezzanine Debt. We seek to invest a majority of our assets in structured mezzanine debt of prospective portfolio companies. Traditional “mezzanine” debt is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our structured mezzanine investments may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we review a negative pledge on intellectual property. Our structured mezzanine debt investments typically have maturities of between two and seven years, with full amortization for emerging-growth or expansion-stage companies and longer deferred amortization for select established-stage companies. Our structured mezzanine debt investments generally carry a contractual interest rate between Prime rate and 14% and may include an additional end-of-term payment, are in an amount between $3.0 million and $25.0 million with an average initial principal balance of between $3.0 million and $15.0 million (although this investment size may vary proportionately as the size of our capital base changes) and have an average term of three years. In some cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. We may structure our mezzanine debt investments with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

•

Senior Debt. We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. Our senior debt investments carry a contractual interest rate between Prime rate and 12%, are in an amount between $1.0 million and $7.0 million with an average initial principal balance of $3.0 million, and have an average term of under three years. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from the Prime rate to 12%, generally maturing in one to two years, and will be secured by accounts receivable and/or inventory. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit at fixed rates or variable rates based on the Prime rate or LIBOR plus a spread, generally maturing in one or two years, and will be secured by accounts receivable and / or inventory.

•

Equipment Loans. We intend to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in the assets financed. These loans are generally for amounts up to $3.0 million, carry a contractual interest rate between Prime and Prime plus 400 basis points, and have an average term between three and four years. Equipment loans may also include end of term payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with the next equity financing round for that company. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand alone direct equity investments into portfolio companies in which we may not have any debt investment in the company.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Senior Debt	Structured Mezzanine Debt	Equipment Loans	Equity Securities
Typical Structure	Term or revolving debt	Term debt with warrants	Term debt with warrants	Preferred stock or common stock

Investment Horizon	Usually under 3 years	Long term, ranging from 2 to 7 years, with an average of 3 years	Ranging from 3 to 4 years	Long term

Ranking/Security	Senior/First lien	Senior or junior lien	Secured by underlying equipment	None/unsecured

Covenants	Generally borrowing base and financial	Less restrictive; Mostly financial; Maintenance-based	None	None

Risk Tolerance	Low	Medium/High	High	High

Coupon/Dividend	Cash pay—floating or fixed rate	Cash pay—fixed and floating rate; Payment-in-kind in limited cases	Cash pay-floating or fixed rate and may include Payment-in-kind	Generally none

Customization or Flexibility	Little to none	More flexible	Little to none	Flexible

Equity Dilution	None to low	Low	Low	High

Investment Criteria

We have identified several criteria that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital and private equity-backed technology-related companies, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies.

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

Company Stage of Development. While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate to have commitments for their first institutional round of equity financing. We expect a prospective portfolio company to demonstrate progress in its product development or demonstrate a path towards its ability to commence revenue generation or increase its revenues and operating cash flow over time.

The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Operating Plan. We generally require that a prospective portfolio company, in addition to having sufficient access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to raise the additional capital necessary to cover its operating expenses and service its debt for a specific period. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that it has cash on its balance sheet, or is in the process of completing a financing so that it will have cash on its balance sheet, sufficient to support its operations for a minimum of 6 to 15 months.

Security Interest. In many instances we seek a first priority security interest in all of the portfolio company’s tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis and subject to assumptions that may change over the life of the investment. We evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

Covenants. Our investments may include one or more of the following covenants; cross-default and material adverse change provisions, require the portfolio company to provide periodic financial reports and operating metrics and will typically limit the portfolio company’s ability to incur additional debt, sell assets, dividend recapture, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. Our investment origination team, which consists of 21 investment professionals, is headed by our Senior Managing Directors of Technology and Life Science, and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into technology and life-sciences sub-teams to better source potential portfolio companies.

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2007, our proprietary SQL-based database system included over 14,500 technology-related companies and over 3,800 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

Due Diligence. Our due diligence on a prospective investment is typically completed by two or more investment professionals which we define as the underwriting team. The underwriting team for a proposed investment consists of the deal sponsor who possesses specific industry knowledge and is responsible for originating and managing the transaction, other investment professional(s) who perform due diligence, credit and corporate financial analyses and, as needed, our Chief Legal Officer. To ensure consistent underwriting, we generally use our standardized due diligence methodologies, which include due diligence on financial performance and credit risk as well as an analysis of the operations and the legal and applicable regulatory framework of a prospective portfolio company. The members of the underwriting team work together to conduct due diligence and understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the investment committee. In preparing the investment memorandum, the underwriting team typically interviews with select key management of the company and select financial sponsors and assembles information necessary to the investment decision. If and when appropriate, the investment professionals may also contact industry experts and customers, vendors or, in some cases, competitors of the company.

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The unanimous approval of our investment committee is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Legal Officer and our Chief Financial Officer. The investment committee generally meets weekly and more frequently on an as-needed basis. Our investment committee process is generally the same at our wholly-owned subsidiary Hercules Technology II, L.P. (“HT II”) except that our two Senior Managing Directors are also members of the committee. The senior Managing Directors abstain from voting with respect to investments they originate.

Documentation

Our documentation group, headed by our Chief Legal Officer, administers the front-end documentation process for our loans. This group is responsible for documenting the term sheet approved by the investment committee to memorialize the transaction with a portfolio company. This group negotiates loan documentation and, subject to the approval of the Chief Legal Officer and/or the Associate General Counsel, final documents are prepared for execution by all parties. The documentation group generally uses the services of external law firms to complete the necessary documentation.

Loan and Compliance Administration

Our loan and compliance administration group, headed by our Chief Financial Officer, administers loans and tracks covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our SQL-based database system. The loan and compliance administration group is also responsible for ensuring timely interest and principal payments and collateral management and advises the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the loan and compliance administration group advises the investment committee and the Valuation Committee of the board, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

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

From time to time we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and our investment committee monitors the progress against the strategy. We will incur losses from our investing activities, however we work with our troubled portfolio companies in order to recover as much of our investments as is practicable.

We use the following investment grading system approved by our Board of Directors:

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

At December 31, 2007, our investments had a weighted average investment grading of 2.20.

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

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a business development company to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital and private equity backed technology-related companies. We believe that our specialization in financing technology-related companies will enable us to assess the value of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

CORPORATE STRUCTURE

We are a Maryland corporation and an internally-managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. Hercules Technology II, L.P. (“HT II”), our wholly-owned subsidiary, is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company. Hercules Technology SBIC Management, LLC (“HTM”), another wholly-owned subsidiary, functions as the general partner of our subsidiary HT II. Hercules Funding I LLC, our wholly owned subsidiary, and Hercules Funding Trust I function as vehicles to collateralize loans under our securitized credit facility with Citigroup Global Markets Realty Corp. In December 2006, we established Hydra Management LLC and Hydra Management Co., Inc. an investment manager and an investment management company, respectively.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301. We also have offices in: Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; Columbus, Ohio; and San Diego, California.

BROKERAGE ALLOCATIONS AND OTHER PRACTICES

Because we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for Hercules, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. For the years ended December 31, 2007 and 2006 we paid approximately $22,200 and $12,100 in brokerage commissions, respectively.

EMPLOYEES

As of December 31, 2007, we had 38 employees, including 21 investment and portfolio management professionals all of whom have extensive prior experience working on financing transactions for technology-related companies. We intend to expand our management team, financial analyst group and operational personnel to support our growing portfolio of companies. We may also hire additional managing directors if our business indicates the need to expand the team to take advantage of growing market opportunities.

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

In October 2006, the SEC re-proposed rules providing for an additional definition of eligible portfolio company. As re-proposed, the rule would expand the definition of eligible portfolio company to include certain public companies that list their securities on a national securities exchange. The SEC sought comment regarding the application of this proposed rule to companies with: (1) a public float of less than $75 million; (2) a market capitalization of less than $150 million; or (3) a market capitalization of less than $250 million. There is no assurance that such proposal will be adopted or what the final proposal will entail.

Significant Managerial Assistance

In order to count portfolio securities as qualifying assets for the purpose of the 70% test discussed above, a business development company must either control the issuer of the securities or must offer to make available significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

Warrants and Options

Under the 1940 Act, a business development company is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the business development company’s total outstanding shares of capital stock. This amount is reduced to 20% of the business development company’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the business development company’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see Note 6 to our consolidated financial statements.

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any dividend distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business & Structure—Because we borrow money, there could be increased risk in investing in our company.”

Capital Structure

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of the Company and our stockholders, and our stockholders approve our policy and practice of making such sales. We have included such a proposal in our proxy statement for our 2008 Annual Meeting of Stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

Code of Ethics

We have adopted and will maintain a code of ethics that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our code of ethics will generally not permit investments by our employees in securities that may be purchased or held by us. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC.

Our code of ethics is posted on our website at www.herculestech.com and was filed with the SEC as an exhibit to the registration statement (Registration No. 333-126604) for our initial public offering. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-942-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

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

Exemptive Relief

On June 21, 2005, we filed a request with the SEC for exemptive relief to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to business development companies. Specifically, we requested that the SEC permit us to issue stock options to our non-employee directors as contemplated by Section 61(a)(3)(B)(i)(II) of the 1940 Act. On February 15, 2007, we received approval from the SEC on this exemptive request. In addition, in June 2007, we filed an amendment to the February, 2007 order to adjust the number of shares issued to the non-employee directors. On October 10, 2007, we received approval from the SEC on this amended exemptive request.

On April 5, 2007, we received an exemptive relief from the SEC that permits us to exclude the indebtedness that our wholly-owned subsidiary, HT II, which is qualified as a small business investment company, issues to the Small Business Administration from the 200% asset coverage requirement applicable to us.

On May 2, 2007, we received approval from the SEC on our exemptive request. On June 21, 2007, our shareholders approved amendments permitting us to grant restricted stock to our officers, employees and directors.

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

Small Business Administration Regulations

HT II, our wholly-owned subsidiary, is licensed by the Small Business Administration (“SBA”) as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. The SBIC regulations currently limit the amount that is available to borrow by any SBIC to $127.2 million, subject to periodic adjustments by the SBA. There is no assurance that we will draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, SBICs must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, small business investment companies may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary HT II, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

As of December 31, 2007, the assets held by HT II represented approximately 23% of the total assets of the Company.

In January 2005, we formed HT II and HTM. On September 27, 2006, HT II received final approval to be licensed as a Small Business Investment Company (“SBIC”). HT II is able to borrow funds against eligible pre-approved investments and additional deposits to regulatory capital. Currently, HT II has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which $55.1 million was outstanding as of December 31, 2007. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

HT II will be periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations.

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following is a general summary of the material federal income tax considerations applicable to us.

Conversion to Regulated Investment Company Status

Prior to 2006, we were taxed as a C Corporation under the Code. We operate to qualify as a regulated investment company, or RIC, under Subchapter M of the Code. If we qualify as a RIC and annually distribute to our stockholders in a timely manner at least 90% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and capital gains we distribute to our shareholders. Taxable income generally differs from net income as defined by generally accepted accounting principles due to temporary and permanent timing differences in the recognition of income and expenses, returns of capital and net unrealized appreciation or depreciation.

We have met the criteria specified below to qualify as a RIC, and elected to be treated as a RIC under Subchapter M of the Code with the filing of our federal tax return for 2006. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate level tax. Prior to the effective date of our RIC election, we were taxed as a regular corporation under Subchapter C of the Code. On December 31, 2005, we held assets with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis. We elected to recognize all of our net built-in gains at the time of the conversion and paid tax on the built-in gain with the filing of our 2005 tax return. In making this election, we marked our portfolio to market at the time of our RIC election and paid approximately $294,000 in tax on the resulting gains.

During 2007, we distributed $1.20 per share to our shareholders of which 100% was deemed to be a distribution of income and is considered ordinary income to our shareholders in 2007.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•	qualify as a RIC; and

•	distribute at least 90% of our net ordinary income and realized net short-term gains in excess of realized net long-term capital losses, if any (the “Annual Distribution Requirement”);

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

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or back-end fee interest, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

At December 31, 2007, approximately 98% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our management pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our management may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

With respect to private debt and equity-related securities, each investment is valued using industry valuation benchmarks and, where appropriate, equity values are assigned a discount reflecting the illiquid nature of the investment and our minority, non-control position. When a qualifying external event such as a significant purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation.

We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. We may consider, but are not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in our evaluation of the fair value of our investment. Securities that are traded in the over-the-counter market or on a stock exchange will be valued at the prevailing bid price on the valuation date.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules and exhibits to this Annual Report. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we currently intend to retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our loan and investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have in the past frequently traded at discounts to their net asset values and our stock may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we generally will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Because we borrow money, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly our stockholders will bear the cost associated with our leverage activity. Our securitized credit facility with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. which we refer to as the Credit Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2007, we had outstanding indebtedness of $79.2 million pursuant to our securitized Credit Facility. If our portfolio of investments fails to provide adequate returns and we are unable to otherwise raise funds, we may be unable to make interest or principal payments on our indebtedness as it becomes due. In addition, we had approximately $55.1 million outstanding under our SBA debenture. We expect, in the future, to borrow from, and issue senior debt securities to, banks, insurance companies and other lenders, including additional borrowings pursuant to the Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition—Borrowings.”

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

At December 31, 2007, portfolio investments, 99% of which are valued at fair value by the Board of Directors, were approximately 98% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Valuation Committee. The Valuation Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Recent accounting pronouncements may impact our future financial position and results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. FAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We adopted FAS 157 on January 1, 2008. As of December 31, 2007, we are evaluating the impact of FAS 157 on our financial position and results of operations but do not believe the adoption of FAS 157 will have a material impact on our financial position and results of operations. However, the actual impact on our consolidated financial statements in the period of adoption and subsequent to the period of adoption cannot be determined at this time as it will be influenced by the estimates of fair value for that period and the number and amount of investments we originate, acquire or exit. (See Note 1 to our accompanying consolidated financial statements).

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of investments held at December 31, 2007 that are greater than 5% of net assets:

	December 31, 2007
(in thousands)	Fair Value	Percentage of Net Assets
IKANO Communications, Inc	$20,402	5.1%
Tectura Corporation	21,090	5.3%
Zayo Bandwith Corporation	25,000	6.2%

IKANO Communications provides global IP network and application solutions; private-label Internet services, including dial-up, DSL, and high-speed wireless. Additionally, the Company offers Web and mail hosting; server-side filtering; branded dynamic portal development; branded customer service and technical support; automated accounting; and Web acceleration.

Tectura Corporation is a leading global provider of integrated business solutions to mid-market companies and large enterprise divisions specializing in Enterprise Resource Planning and Customer Relationship Management solutions built on Microsoft Business Solutions software (Axapta, Great Plains, Navision, Solomon, and CRM) and integrated with leading-edge Microsoft products and technologies.

Zayo Bandwidth Corporation owns and operates fiber optic networks in various regions of the United States and provides bandwidth services to carriers, web-centric companies, public institutions and enterprises.

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

To the extent that we are constrained in our ability to issue debt or other senior securities, we will depend on issuances of common stock to finance operations. Other than in certain limited situations such as rights offerings, as a business development company, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you might experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

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

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation as a Business Development Company.”

We believe that most of the senior and mezzanine loans we make will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. If we are unable to meet these distribution requirements, we will not qualify for the federal income tax benefits allowable to a RIC. Accordingly, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. See “Item 1. Business—Certain United States Federal Income Tax Considerations.”

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results, or our business may not perform in a manner that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facility limits our ability to declare dividends if we default under certain provisions.

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

As of December 31, 2007, we had outstanding borrowings of $79.2 million pursuant to the Credit Facility and outstanding borrowings of approximately $55.1 million pursuant to our Small Business Administration debenture. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful.

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

As of December 31, 2007, the Company, through Hercules Funding Trust I, an affiliated statutory trust, has a $250.0 million securitized credit facility with Citigroup and Deutsche Bank Securities. We expect to enter into additional revolving credit or warehouse facilities in the future. While there can be no assurance that we will be able to borrow from banks or other financial institutions, we expect that we will, at some time in the future, obtain a long-term or revolving credit facility or a warehouse facility. The current lenders have, and any future lender or lenders will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

During the year ended December 31, 2007, the Company reduced its realized gain by approximately $400,000 for Citigroup’s participation in the gain on sale of equity securities and recorded an additional liability and reduced its unrealized gains by a net amount of approximately $609,000 for Citigroup’s participation. Since inception of the agreement, we have paid Citigroup approximately $680,000 under the warrant participation agreement thereby reducing our realized gains. In addition, our realized gains will be reduced by the amounts owed to Citigroup under the warrant participation agreement. The value of Citigroup’s participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $690,000 at December 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by us at December 31, 2007. Citigroup’s rights under the warrant participation agreement increase our cost of borrowing and reduce our realized gains.

One of our wholly-owned subsidiaries is licensed by the U.S. Small Business Administration, and as a result, we will be subject to SBA regulations.

Our wholly-owned subsidiary HT II is licensed to act as a small business investment company and is regulated by the SBA. Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 20.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause HT II to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If HT II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II is our wholly owned subsidiary.

If we are unable to satisfy Code requirements for qualification as a RIC, then we will be subject to corporate-level income tax, which would adversely affect our results of operations and financial condition.

We elected to be treated as a RIC for federal income tax purposes with the filing of our federal corporate income tax return for 2006. We will not qualify for the tax treatment allowable to RICs if we are unable to comply with the source of income, diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and remain or become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

One of our wholly-owned subsidiaries is licensed by the U.S. Small Business Administration, and as a result, we will be subject to SBA regulations.

Our wholly-owned subsidiary, HT II, is licensed to operate as a SBIC and is regulated by the SBA. The SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. If HT II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II from making new investments. The SBA also imposes a limit on the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of a SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. See “Item 1. Business—Regulation as a Business Development Company—Small Business Administration Regulations.”

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

Our investments may be concentrated in portfolio companies which may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to economic downturns, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

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

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Regulation.” Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. See “Item 1. Business—Certain United States Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” We cannot assure you that you will receive distributions at a particular level or at all.

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

At December 31, 2007, approximately 50% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 50% portfolio company loans were prohibited from pledging or encumbering their intellectual property pursuant to negative pledges.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends and cause the loss of all or part of your investment.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 11,200 square feet of office space in Palo Alto, California for our corporate headquarters. We also lease office space in: Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; Columbus, Ohio; and San Diego, California.

Item 3. Legal Proceedings

As December 31, 2007, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

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

The following table sets forth the range of high and low closing prices of our common stock as reported on the NASDAQ Global Select Market for each of the quarterly periods during 2007 and 2006.

	Price Range
Quarter Ended	High	Low
March 31, 2006	11.99	10.50
June 30, 2006	12.53	10.88
September 30, 2006	12.90	11.11
December 31, 2006	14.25	12.59
March 31, 2007	14.50	12.77
June 30, 2007	14.71	12.80
September 30, 2007	14.02	11.32
December 31, 2007	13.60	10.87

As of February 27, 2008, we had 21 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently over 11,000 additional beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2007, one of our Directors elected to take part of their compensation in the form of common stock in lieu of cash. We issued a total of 1,667 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $22,000.

ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended December 31, 2007, we purchased a total of 106,995 shares of our common stock in the open market for distribution under our dividend reinvestment plan. Pursuant to our dividend reinvestment plan, we primarily issue new shares of our stock in connection with distributions under the plan, although we also have the ability to purchase shares in the open market to distribute as dividends to our shareholders. Because the trading price of our common stock was lower than our current net asset value at the dividend payment date, we opted to purchase shares in the open market to distribute as dividends to our shareholders. The aggregate purchase price for the shares of common stock was approximately $1.2 million.

DIVIDEND POLICY

As a RIC, we intend to distribute quarterly dividends to our stockholders. To the extent we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such years we are required to pay a 4% excise tax on our undistributed income. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted by the Code. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. We generally intend to make deemed distributions to our stockholders of any retained net capital gains. If this happens, you will be treated as if you received an actual distribution of the capital gains we retain and then reinvested the net after-tax proceeds in our common stock. A stockholder also may be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. Please refer to “Item 1. Business—Certain United States Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See Item 1. Business—“Regulation as a Business Development Company.”

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless you specifically “opt out” of the dividend reinvestment plan and choose to receive cash dividends.

Our ability to make distributions will be limited by the asset coverage requirements under the 1940 Act.

The following table summarizes dividends declared and paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300

			$2.425

On February 7, 2008, the Board of Directors declared a dividend of $0.30 per share to shareholders of record as of February 15, 2008 and payable on March 17, 2008.

PERFORMANCE GRAPH

This graph compares the return on our common stock with that of the S&P 500 Index and the S&P Asset Management & Custody Banks Index, for the period from June 9, 2005 (the date of our initial public offering) through December 31, 2007. The graph assumes that, on June 9, 2005, a person invested $100 in each of our common stock, the S&P 500 Index, and the S&P Asset Management & Custody Banks Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Item 6. Selected Financial Data

Selected Consolidated Financial Data

The following consolidated financial data is derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein. Historical data is not necessarily indicative of results to be expected for any future period.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Investment income:
Interest	$48,757	$26,278	$9,791
Fees	5,127	3,230	876

Total investment income	53,884	29,508	10,667

Operating expenses:
Interest	4,404	5,770	1,801
Loan fees	1,290	810	1,098
General and administrative	5,437	5,409	2,285
Employee Compensation:
Compensation and benefits	9,135	5,779	3,706
Stock-based compensation	1,127	617	252

Total employee compensation	10,262	6,396	3,958

Total operating expenses	21,393	18,385	9,142

Net investment income before provision for income taxes and investment gains and losses	32,491	11,123	1,525
Provision for income taxes	2	643	255

Net investment income	32,489	10,480	1,270
Net realized gain (loss) on investments	2,791	(1,604)	482
Provision for excise tax	(139)	—	—
Net increase in unrealized appreciation on investments	7,268	2,508	353

Net realized and unrealized gain	9,920	904	835

Net increase in net assets resulting from operations	$42,409	$11,384	$2,105

Cash dividends declared per common share	$1.20	$0.90	$0.33

	As of December 31,
(in thousands, except per share amounts)	2007	2006	2005
Balance sheet data:
Investments, at value	$529,972	$283,234	$176,673
Cash and cash equivalents	7,856	16,404	15,362
Total assets	541,943	301,142	193,648
Total liabilities	141,206	45,729	79,296
Total net assets	400,737	255,413	114,352

Other Data:
Total debt investments, at value	482,123	$266,724	$166,646
Total warrant investments, at value	21,646	8,441	5,160
Total equity investments, at value	26,203	8,069	4,867
Unfunded Commitments	130,602	55,500	30,200
Net asset value per share(1)	$12.31	$11.65	$11.67

(1)	Based on common shares outstanding at period end.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors” and “Forward-Looking Statements” of this Item 7.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development from seed and emerging growth to expansion and established stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and may also finance select publicly listed companies and lower middle market companies. Our principal office is located in the Silicon Valley and we have additional offices in the Boston, Boulder, Chicago, Columbus and San Diego areas. Our goal is to be the leading structured mezzanine capital provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured mezzanine debt and, to a lesser extent, in senior debt and equity investments. We use the term “structured mezzanine debt investment” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured mezzanine debt investments will typically be secured by some or all of the assets of the portfolio company.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our equity-related investments. We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. During 2007, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $530.0 million at December 31, 2007, as compared to $283.2 million at December 31, 2006. During the year ended December 31, 2007, we made debt commitments to

49 portfolio companies totaling $480.5 million and funded $355.5 million to 86 companies. We also made equity investments in 17 portfolio companies totaling $12.6 million during the year ended December 31, 2007. During the year ended December 31, 2007, we also converted approximately $4.8 million of debt to equity in two portfolio companies, bringing total equity investments at fair value to approximately $26.2 million at December 31, 2007. The fair value of our warrant portfolio at December 31, 2007 and 2006, was $21.6 million and $8.4 million respectively. At December 31, 2007, we had unfunded contractual commitments of $130.6 million to 29 portfolio companies. In addition, we executed non-binding term sheets totaling $36 million for proposed future commitments.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the year ended December 31, 2007, we received normal principal repayments of $66.5 million, and early repayments and working line of credit paydowns totaling 62.2 million. Total portfolio investment activity (exclusive of unearned income) as of and for each of the years ended December 31, 2007 and 2006 was as follows:

(in millions)	December 31, 2007	December 31, 2006
Beginning Portfolio	$283.2	$176.7
Purchase of investments	355.5	193.0
Equity Investments	12.6	3.0
Principal payments received on investments	(66.5)	(45.7)
Early pay-offs and recoveries	(62.2)	(41.9)
Proceeds from sale of investments	(5.9)	(0.3)
Accretion of loan discounts and paid-in-kind principal	2.5	1.7
Net realized and unrealized change in investments	10.8	(3.3)

Ending Portfolio	$530.0	$283.2

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2007 and December 31, 2006 (excluding unearned income):

	December 31, 2007		December 31, 2006
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior secured debt with warrants	$429,760	81.1%	$273,280	96.5%
Senior secured debt	61,483	11.6%
Preferred stock	23,265	4.4%	8,069	2.8%
Senior debt-second lien with warrants	12,078	2.3%	—	0.0%
Common Stock	2,938	0.5%	—	0.0%
Subordinated debt with warrants	448	0.1%	1,885	0.7%

	$529,972	100.0%	$283,234	100.0%

A summary of the company’s investment portfolio at value by geographic location is as follows:

	December 31, 2007		December 31, 2006
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$512,724	96.8%	$269,073	95.0%
Canada	15,001	2.8%	10,497	3.7%
Israel	2,247	0.4%	3,664	1.3%

	$529,972	100.0%	$283,234	100.0%

Our portfolio companies are primarily privately held expansion-and established-stage companies in the biopharmaceutical, communications and networking, consumer and business products, electronics and computers, energy, information services, internet consumer and business services, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For years ended December 31, 2007 and 2006, our ten largest portfolio companies represented approximately 33.7% and 43.4% of the total fair value of our investments, respectively. At December 31, 2007 and 2006, we had three and four investments, respectively, that represented 5% or more of the fair value of our investments. At December 31, 2007, we had five equity investments representing approximately 50.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments. At December 31, 2006, we had eleven equity investments which represented 100% of the total fair value of its equity investments, and each represented 5% or more of the total fair value of such investments.

At December 31, 2007, we had investments in two portfolio companies deemed to be Affiliates. One investment is a non income producing equity investment and one portfolio company became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $8,000 since these investments became Affiliates. At December 31, 2006, none of the Company’s investments were deemed to be Affiliates. No realized gains or losses related to Affiliates were recognized during the years end December 31, 2007, 2006 or 2005.

The following table shows the fair value of our portfolio by industry sector at December 31, 2007 and December 31, 2006 (excluding unearned income):

(in thousands)	December 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug discovery	$95,294	18.0%	$74,993	26.5%
Communications & networking	114,014	21.5%	19,464	6.9%
Software	38,963	7.4%	40,457	14.3%
Specialty pharmaceuticals	45,646	8.6%	18,014	6.4%
Electronics & computer hardware	50,953	9.6%	30,586	10.8%
Semiconductors	25,501	4.8%	15,867	5.6%
Information services	58,464	11.0%	—	0.0%
Therapeutic	12,853	2.4%	13,437	4.7%
Internet consumer & business services	16,918	3.2%	11,657	4.1%
Drug delivery	22,725	4.3%	16,600	5.9%
Consumer & business products	2,817	0.5%	21,949	7.7%
Biotechnology tools	9,714	1.8%	5,778	2.0%
Energy	7,016	1.3%	8,503	3.0%
Media/Content/Info	7,193	1.4%	—	0.0%
Surgical Devices	16,821	3.2%	—	0.0%
Advanced Specialty Materials & Chemicals	2,764	0.5%	—	0.0%
Diagnostic	2,316	0.5%	5,929	2.1%

	$529,972	100.0%	$283,234	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of returns on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2007 and December 31, 2006:

(in thousands)	December 31, 2007		December 31, 2006
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$27.7	5.7%	$9.2	3.5%
2	341.6	70.9	220.4	82.6
3	103.4	21.4	29.3	11.0
4	9.4	2.0	7.8	2.9
5	—	—	—	—

	$482.1	100.00%	$266.7	100.00%

As of December 31, 2007, our investments had a weighted average investment grading of 2.20 as compared to 2.14 at December 31, 2006. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At December 31, 2007, 15 portfolio companies were graded 3 and three portfolio companies were graded 4, as compared to eight and three portfolio companies, respectively, at December 31, 2006.

The effective yield on our debt investments during the year was 12.8% and was attributed in part to interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan obligations was approximately 12.70% at December 31, 2007, increased slightly compared to 12.64% at December 31, 2006, attributed to increased investments to both expansion- and established-stage companies and asset based financing offered to more mature companies seeking revolver type financing solutions. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $30.0 million, with an average initial principal balance of between $1.0 million and $15.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime rate to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At December 31, 2007, approximately 35 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company and 42 portfolio company loans were prohibited from pledging or encumbering their intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of December 31, 2007, we have received warrants in connection with the majority of our debt investments in each portfolio company, and have realized gains on ten warrant positions since inception. We currently hold warrants in 82 portfolio companies, with a fair value of approximately $21.6 million included in the investment portfolio of $530.0 million. The fair value of the warrant portfolio has increased by 156% as compared to the fair value of $8.4 million at December 31, 2006. These warrant holdings would allow us to invest approximately $50 million if such warrants are exercised. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of periods ended December 31, 2007 and 2006

Operating Income

Interest income totaled approximately $48.8 million and $26.3 million for 2007 and 2006, respectively. The increase in interest income was directly related to increases in origination activity as net investments at fair value grew by $246.8 million during 2007. In 2007 and 2006, interest income included approximately $1.8 million and $713,000 of income from accrued exit fees. Income from commitment, facility and loan related fees totaled approximately $5.1 million and $3.2 million for 2007 and 2006, respectively. At December 31, 2007 and 2006, we had approximately $6.6 million and $3.5 million of deferred income related to commitment and facility fees, respectively.

Operating Expenses

Operating expenses totaled approximately $21.4 million and $18.4 million during 2007 and 2006, respectively. Operating expenses for the years ended December 31, 2007 and 2006 included interest expense, loan fees and unused commitment fees of approximately $5.7 million and $6.6 million, respectively. The 13.5% decrease in interest expense was primarily due to a lower average debt balance of $66.3 million in 2007 as compared to $70.7 million in 2006. The weighted average cost of debt was approximately 6.5% at December 31, 2007 as compared to 6.7% at December 31, 2006 which primarily reflects a lower LIBOR rate under our Credit Facility. Employee compensation and benefits were approximately $9.1 million and $5.8 million during 2007 and 2006, respectively. The increase in employee compensation and benefits is due to increased number of employees from 26 to 38 and bonuses of approximately $3.7 million accrued in 2007 as compared to an accrual of $2.2 million in 2006. General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses totaling $5.4 million in both 2007 and 2006. We incurred approximately $1.1 million of stock-based compensation expense in 2007 as compared to $618,000 in 2006 due to additional option grants made in 2007. We anticipate that operating expenses will increase over the next twelve months as we continue to incur higher interest expense on higher average outstanding debt balances, increase the number of our employees to support our growth and incur additional expenses related to being a public company, including expenses related to continued compliance requirements under the Sarbanes-Oxley Act.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2007 totaled $32.5 million as compared with a net investment income before income tax expense in 2006 of approximately $11.1 million. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

Net Investment Realized Gains and Losses and Unrealized Appreciation and Depreciation

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

In 2007, we generated realized gains totaling approximately $3.6 million from the sale of common stock of two communications and networking companies, two internet consumer and business services companies and three biopharmaceutical companies. We recognized realized losses in 2007 of approximately $800,000 on the disposition of warrants in six portfolio companies. We recognized a realized gain of approximately $3.3 million during the year ended December 31, 2006 from the sale of common stock of one communications and networking company, one internet consumer and business services company and two biopharmaceutical companies. We recognized realized losses in 2006 of approximately $4.9 million on the disposition of loans to two portfolio companies. A summary of realized and unrealized gains and losses for the years end December 31, 2007 and 2006 is as follows:

(in millions)	December 31, 2007	December 31, 2006
Realized gains	$3.6	$3.3
Realized losses	(0.8)	(4.9)

Net realized gains (losses)	$2.8	$(1.6)

For the years ended December 31, 2007 and 2006, net unrealized investment appreciation totaled approximately $7.3 million and $2.5 million, respectively. The year to year increase is primarily attributable to the increased number of companies in the portfolio. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. As of December 31, 2007, the net unrealized investment gains recognized by the company were reduced by approximately $690,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under “Borrowings of this Item 7.” The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2007 and 2006:

	2007		2006
($ in millions)	Companies	Amount	Companies	Amount
Gross unrealized appreciation on portfolio investments	59	$17.7	11	$4.9
Gross unrealized depreciation on portfolio investments	25	(9.4)	41	(1.6)
Reversal of prior period net unrealized appreciation upon a realization		(0.3)		(0.4)
Citigroup Warrant Participation		(0.7)		(0.4)

Net unrealized appreciation/(depreciation) on portfolio investments		$7.3		$2.5

During 2007, we achieved thirteen liquidity events from our portfolio companies. Ten portfolio companies were acquired and three portfolio companies completed initial public offerings.

Income and Excise Taxes

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

Through December 31, 2005 we were taxed under Subchapter C of the Code. We elected to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise taxes to the extent we make the requisite distributions to stockholders. At December 31, 2007, we elected to pay an excise tax of approximately $139,000 on approximately $4.3 million of undistributed earnings from operations and capital gains that we intend to distribute in 2008. See “Item 1. Business—Certain United States Federal Income Tax Considerations.”

During 2007, we distributed $1.20 per share to our shareholders, of which 100% was deemed to be a distribution of income and is considered ordinary income to our shareholders in 2007.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2007 net income totaled approximately $42.4 million compared to net income of approximately $11.4 million for the period ended December 31, 2006. These changes are made up of the items previously described.

Basic and fully diluted net income per share was $1.50 and $1.49, respectively, for the year ended December 31, 2007, compared to basic net income per share of $0.85 and fully diluted net income per share of $0.84 for the year ended December 31, 2006.

Comparison of periods ended December 31, 2006 and 2005

Operating Income

Interest income totaled approximately $26.3 million and $9.8 million for 2006 and 2005, respectively. In 2006 and 2005, interest income included approximately $713,000 and $351,000 of income from accrued exit fees, respectively. Income from commitment and facility fees totaled approximately $3.2 million and $876,000 for 2006 and 2005, respectively. The increase in both interest and fee income was directly related to increases in origination activity, as net investments at fair value grew by $106.5 million during 2006. At December 31, 2006 and 2005, we had approximately $3.4 million and $2.7 million of deferred income related to commitment and facility fees.

Operating Expenses

Operating expenses totaled approximately $18.4 million and $9.1 million during 2006 and 2005, respectively. Operating expenses for 2006 and 2005 included interest expense, loan fees and unused commitment fees under our Bridge Loan Credit Facility and the Citigroup Facility of approximately $6.6 million and $2.9 million, respectively. The increase in interest expense was due to a higher average debt balance of $70.7 million in 2006, as compared to $20.3 million in 2005. Employee compensation and benefits were approximately $5.8 million and $3.7 million during 2006 and 2005, respectively. The increase in employee compensation and benefits is due to an increased number of employees from 19 to 26, and bonuses of approximately $2.2 million accrued in 2006. General and administrative expenses increased to $5.4 million in 2006 from $2.3 million in 2005 primarily due to increased Board of Directors costs, legal expenses, professional service costs related to our status as a public company and the creation of our SBIC subsidiaries, as well as increased expenses associated with operating a business development company. In addition, we incurred approximately $618,000 of stock-based compensation expense in 2006 as compared to $252,000 in 2005. The increase in stock-based compensation expense was due to the additional stock option grants made in 2006.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2006 totaled $11.1 million as compared with a net investment income before income tax expense in 2005 of approximately $1.5 million. This change is made up of the items described above.

Net Investment Gains

In 2006, we generated realized gains totaling approximately $3.3 million from the sale of common stock of one communications and networking company, one internet consumer and business services company and two biopharmaceutical companies. We recognized realized losses in 2006 of approximately $4.9 million on the disposition of loans to two portfolio companies. We recognized a realized gain of approximately $482,000 during the year ended December 31, 2005 from the sale of common stock of one biopharmaceutical portfolio company. During 2006, we reversed approximately $162,000 of net unrealized appreciation to realized gains. For the year ended December 31, 2006, net unrealized investment appreciation totaled approximately $2.5 million. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors, based on the recommendations of the Valuation Committee. For the year ended December 31, 2006, we recognized approximately $4.9 million of gross unrealized appreciation on 11 of our portfolio companies and approximately $1.6 million of gross unrealized depreciation on 41 of our portfolio companies. As of December 31, 2006, the net unrealized investment appreciation recognized by the company was reduced by approximately $377,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see “Borrowings” in this Item 7 below.

Income Taxes

Through December 31, 2005 we were taxed under Subchapter C of the Code and recorded a tax expense of $255,000 for 2005. We will elect to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return, which election was effective as of January 1, 2006. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise tax to the extent we make the requisite distributions to stockholders. We have distributed and currently intend to distribute sufficient dividends to eliminate our investment company taxable income for 2006. As such, no provision for Federal or state income taxes related to operations in 2006 was required. At December 31, 2005, the Company had a deferred tax asset of approximately $1,454,000, which was adjusted through operations during the first quarter of 2006. Upon the determination that Hercules would qualify as a regulated investment company, any remaining deferred tax asset was reversed. The Company elected to recognize all of its net built-in gains at the time of the conversion to a RIC and paid tax on the built-in gain with the filing of its 2005 tax return. In making this election, the portfolio was marked to market at the time of the RIC election and the Company paid approximately $294,000 in Federal and State tax on the resulting taxable gain. In addition, upon completion of the 2005 tax returns, we recorded an additional tax benefit of approximately $345,000. To qualify as a RIC we were required by December 31, 2006 to distribute our earnings and profits while we were taxable as a C corporation. During 2006, we distributed $1.20 per share to our shareholders of which approximately $0.09 was deemed to be a distribution of these accumulated earnings and profits, $0.97 was deemed to be a distribution of 2006 income and $0.14 was a return of capital. The distribution of our income and our accumulated earnings and profits is considered ordinary income to our shareholders in 2006.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2006 net income totaled approximately $11.4 million, compared to net income of approximately $2.1 million for the period ended December 31, 2005. These changes are made up of the items previously described.

Basic net income per share was $0.85 and fully diluted net income per share was $0.84 per share for the year ended December 31, 2006, compared to basic and diluted net income per share of $0.30 per share for the period ended December 31, 2005. The net income per share for 2006 was affected by an increase in the weighted average shares outstanding of approximately 6.4 million shares and 6.5 million shares on a basic and diluted basis, respectively, as compared to 2005.

Financial Condition, Liquidity and Capital Resources

At December 31, 2007, we had approximately $7.9 million in cash and cash equivalents and available borrowing capacity of approximately $170.8 million under our Credit Facility and approximately $72.1 million available under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

For the year ended December 31, 2007, net cash used in operating activities totaled approximately $201.1 million as compared to $91.3 million in 2006. This increase was due primarily due to $368.1 million used for investments in our portfolio companies offset by proceeds of $128.7 million in principal repayments, as compared to $87.5 million in principal repayments offset by $196.0 million used for investments in 2006. Cash used in investing activities for the year ended December 31, 2007 totaled approximately $34,000 and was used for the purchase of capital equipment offset by a reduction in other long-term assets. Net cash provided by financing activities totaled $192.5 million for the year ended December 31, 2007. In 2007, we received approximately $131.4 million in net proceeds from the sale of common stock, and made cash dividend payments of $30.0 million. During the year ended December 31, 2007, we borrowed a net $38.2 million under our Credit Facility and borrowed $55.1 million of SBA debentures.

As of December 31, 2007, net assets totaled $400.7 million, with a net asset value per share of $12.31. We intend to generate additional cash primarily from equity capital, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of December 31, 2007 was approximately 675%.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of December 31, 2007, we had $79.2 million outstanding under the Credit Facility and approximately $55.1 million under the SBA program. Through March 30, 2007, advances under the Credit Facility carried interest at one-month LIBOR plus 165 basis points. On March 30, 2007, the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, we amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million, and included Deutsche Bank Securities Inc. as a participant along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. We intend to initiate renewal negotiations on the Credit Facility in the first quarter of 2008. We paid a structuring fee of $375,000 which will be expensed ratably through maturity. As of December 31, 2007, there were $242.8 million of loans in the collateral pool and, based on eligible loans in the pool and existing advance rates, we have access to approximately $131.3 million of borrowing capacity available under our $250.0 million securitized credit facility. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Credit Facility. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. See Note 3 to the consolidated financial statements for discussion of the participation right. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Credit Facility.

At December 31, 2007 and December 31, 2006, we had the following borrowing capacity and outstandings:

	December 31, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$79,200	$150,000	$41,000
SBA Debenture	127,200	55,050	—	—

Total	$377,200	$134,250	$150,000	$41,000

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. On July 31, 2007, we received approval from the SBA to increase our leverage by approximately $77.0 million to a total of $127.2 million, subject to certain regulatory requirements. At December 31, 2007, we had a net investment of $63.6 million in HT II, and there are investments in 30 companies with a fair value of approximately $124.6 million. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company.

Current Market Conditions

The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. We and other commercial finance companies have previously utilized the securitization market to finance some investment activities. Due to the current dislocation of the securitization market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector may have to access alternative debt markets in order to grow. The debt capital that will be available may be at a higher cost, and terms and conditions may be less favorable which could negatively effect our financial performance and results.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies is not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2007, we had unfunded commitments of approximately $130.6 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2007:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year(2)(3)	1-3 years	3-5 years	After 5 years
Borrowings(4)	$134,250	$79,200	$—	$—	$55,050
Operating Lease Obligations	3,425	843	1,430	1,152	—

Total	$137,675	$80,043	$1,430	$1,152	$55,050

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under our Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility. See “Borrowings.”
(3)	We also have a warrant participation with Citigroup. See “Borrowings.”
(4)	Includes borrowings under the Credit Facility and the SBA debentures.

Borrowings

We, through Hercules Funding Trust I, an affiliated statutory trust, executed a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). On December 6, 2006, we amended the Credit Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to July 31, 2007, and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, we amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250 million and included Deutsche Bank Securities Inc. as a participant in the Credit Facility along with Citigroup. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. We intend to initiate renewal negotiations on the Credit Facility in the first quarter of 2008. We paid a structuring fee of $375,000 which will be expensed ratably through maturity. At December 31, 2007, we had $79.2 million outstanding under the Credit Facility.

The Credit Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the year ended December 31, 2007, we recorded an additional liability and reduced the unrealized gains by approximately $609,000 to account for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $690,000 at December 31, 2007 and is included in accrued liabilities and reduces the unrealized gain we recognized at December 31, 2007. We have paid Citigroup approximately $399,000 during the year ended December 31, 2007 and $680,000 since inception of the agreement under the warrant participation agreement thereby reducing our realized gains by that amount.

At December 31, 2007, we, through our SPE, had transferred pools of loans and warrants with a fair value of approximately $242.8 million to Hercules Funding Trust I and had drawn approximately $79.2 million under the Credit Facility. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining as investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the year ended December 31, 2007 was approximately $52.1 million and the average interest rate was approximately 6.56%.

In January 2005, we formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of December 31, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million, subject to periodic adjustments by the SBA. With $63.6 million of Regulatory Capital as of December 31, 2007, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $55.1 million are outstanding as of December 31, 2007. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

As of December 31, 2007, assets held by HT II represented approximately 23% of the total assets of the Company.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the two most recent fiscal years. In addition, SBICs must devote 20% of their investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Through our wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of December 31, 2007, HT II could draw up to $127.2 million of leverage from the SBA. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12.0 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for borrowings made after September 10, 2007 through March 13, 2008 are based on LIBOR plus a spread of 0.30% until the next interest rate set by the SBA occurs at its semi-annual meeting. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2007 annual fee is set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

We plan to aggregate pools of funded loans using the Citigroup Facility or other conduits that we may seek until a sufficiently large pool of funded loans is created which can then be securitized at a later date. We expect that any loans included in a securitization facility may be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that we will be able to complete this securitization strategy, or that it will be successful. See “Item 1. Business—Capital Structure.”

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300

			$2.425

During 2007, we distributed $1.20 per share to our shareholders of which 100% was deemed to be a distribution of income and is considered ordinary income to our shareholders in 2007.

Each year a statement on Form 1099-DIV identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) is mailed to our stockholders. To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders.

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash.

Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax if we do not distribute at least 98% of our capital gain net income for each one year period ending on October 31. At December 31, 2007 we recorded a provision for excise tax of approximately $139,000 on income and capital gains of approximately $4.3 million to be distributed in 2008. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

The table below shows the detail of our distributions for the years ended December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
Ordinary income	$1.20	100.0%	$0.97	80.8%
Accumulated earnings and profits	—	—	0.09	7.5%
Return of capital	—	—	0.14	11.7%

Total	$1.20	100.0%	1.20	100.0%

On February 7, 2008, the Board of Directors declared a dividend of $0.30 per share to shareholders of record as of February 15, 2008 and payable on March 17, 2008.

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

At December 31, 2007, approximately 98% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment, and our minority, non-control position. When a qualifying external event such as a significant purchase transaction, public offering, or subsequent debt or equity sale occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. We may consider, but are not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in our evaluation of the fair value of our investment. Securities that are traded in the over-the-counter market or on a stock exchange will be valued at the prevailing bid price on the valuation date.

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of December 31, 2007, and as of December 31, 2006, we had one loan on non-accrual status with a fair value of approximately $3.8 million.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2007, approximately $381,000 in PIK income was recorded. There was no PIK income recorded in prior periods.

Fee Income. Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees.

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

Federal Income Taxes. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98% of our capital gain net income for each 1 year period ending on October 31. At December 31, 2007 we recorded a liability for excise tax of approximately $139,000 on income and capital gains of approximately $4.3 million to be distributed in 2008.

Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any unrecognized tax benefits in the accompanying financial statements.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2007, the Company is evaluating the impact of FAS 157 on its financial position and results of operations but does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Among other requirements, FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 159 on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2007, approximately 50% of our portfolio loans were at fixed rates and 50% of our loans were at variable rates. Over time additional investments may be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten-year treasury every March and September for borrowings of the preceding six months. At December 31, 2007, the borrowing rate under the Credit Facility was LIBOR plus a spread of 1.20% and the borrowing rate under the SBA facility for approximately $12.0 million of fixed rate borrowings was approximately 5.5% and $43.1 million of borrowings were based on a rate of LIBOR plus a spread of 0.30%. In addition, the SBA charges an annual fee of 0.906%.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Hercules Technology Growth Capital, Inc., including the consolidated schedules of investments, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Technology Growth Capital, Inc. at December 31, 2007 and 2006, the consolidated results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Technology Growth Capital, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

March 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited Hercules Technology Growth Capital, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Technology Growth Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hercules Technology Growth Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments of Hercules Technology Growth Capital, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2007 of Hercules Technology Growth Capital, Inc. and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 11, 2008

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31,
	2007	2006
Assets
Cash and cash equivalents	$7,856	$16,404
Investments, at fair value:
Non-affiliate investments (cost of $513,106 and $279,946, respectively)	525,725	283,234
Affiliate investments (cost of $6,344 and $0, respectively)	4,247	—

Total investments (cost of $519,450 and $279,946 respectively)	529,972	283,234
Deferred loan origination revenue	(6,593)	(3,451)
Interest receivable	6,387	2,907
Other assets	4,321	2,048

Total assets	541,943	301,142

Liabilities
Accounts payable	180	540
Accrued liabilities	6,776	4,189
Short-term credit facility	79,200	41,000
Long-term SBA Debentures	55,050	—

Total liabilities	141,206	45,729

Net assets	$400,737	$255,413

Net assets consist of:
Common Stock, par value	$33	$22
Capital in excess of par value	393,530	257,235
Deferred stock compensation	(78)	—
Unrealized appreciation on investments	10,129	2,861
Accumulated realized gains on investments	819	(1,972)
Distributions in excess of investment income	(3,696)	(2,733)

Total net assets	$400,737	$255,413

Shares of common stock issued and outstanding ($0.001 par value, 60,000 authorized)	32,541	21,927

Net asset value per share	$12.31	$11.65

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.94%)*(4)	Drug Discovery	Senior Debt Matures June 2009 Interest rate 10.25%	$3,237	$3,184	$3,184
		Preferred Stock Warrants		69	472
		Preferred Stock Warrants		35	109
Acceleron Pharmaceuticals, Inc. (0.45%)		Preferred Stock		1,243	1,805

Total Acceleron Pharmaceuticals, Inc.				4,531	5,569

Aveo Pharmaceuticals, Inc. (3.06%)(4)	Drug Discovery	Senior Debt Matures September 2009 Interest rate 10.75%	$12,078	11,984	11,984
		Preferred Stock Warrants		144	204
		Preferred Stock Warrants		46	74

Total Aveo Pharmaceuticals, Inc.				12,174	12,262

Elixir Pharmaceuticals, Inc. (3.58%)(4)	Drug Discovery	Senior Debt Matures June 2010 Interest rate Prime + 2.45%	$13,997	13,836	13,836
		Preferred Stock Warrants		217	510

Total Elixir Pharmaceuticals, Inc.				14,053	14,347

EpiCept Corporation (1.77%)(4)	Drug Discovery	Senior Debt Matures August 2009 Interest rate 11.70%	$7,307	6,878	6,878
		Common Stock Warrants		423	215

Total EpiCept Corporation				7,301	7,092

Horizon Therapeutics, Inc. (0.30%)(4)	Drug Discovery	Senior Debt Matures April 2011 Interest rate 8.75%	$12,000	1,022	1,022
		Preferred Stock Warrants		179	179

Total Horizon Therapeutics, Inc.				1,201	1,201

Inotek Pharmaceuticals Corp. (0.37%)	Drug Discovery	Preferred Stock		1,500	1,500

Total Inotek Pharmaceuticals Corp.				1,500	1,500

Memory Pharmaceticals Corp. (3.48%)(4)	Drug Discovery	Senior Debt Matures February 2011 Interest rate 11.45%	$15,000	13,608	13,608
		Common Stock Warrants		1,751	341

Total Memory Pharmaceticals Corp.				15,359	13,949

Merrimack Pharmaceuticals, Inc. (0.37%)(4)	Drug Discovery	Convertible Senior Debt Matures October 2008 Interest rate 11.15%	$1,024	994	994
		Preferred Stock Warrants		155	502
Merrimack Pharmaceuticals, Inc. (0.70%)		Preferred Stock		2,000	2,787

Total Merrimack Pharmaceuticals, Inc.				3,149	4,283

Neosil, Inc. (1.53%)	Drug Discovery	Senior Debt Matures May 2010 Interest rate 10.75%	$6,000	5,936	5,936
		Preferred Stock Warrants		83	178

Total Neosil, Inc.				6,018	6,113

See notes to consolidated financial statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc. (0.64%)(4)	Drug Discovery	Senior Debt Matures June 2008 Interest rate 11.10%	$2,587	2,568	2,568
		Preferred Stock Warrants		137	—
Paratek Pharmaceuticals, Inc. (0.14%)		Preferred Stock		550	550

Total Paratek Pharmaceuticals, Inc.				3,255	3,118

Portola Pharmaceuticals, Inc. (3.80%)(4)	Drug Discovery	Senior Debt Matures September 2010 Interest rate Prime + 1.75%	$15,000	14,894	14,894
		Preferred Stock Warrants		152	351

Total Portola Pharmaceuticals, Inc.				15,046	15,245

Sirtris Pharmaceuticals, Inc. (2.46%)(4)	Drug Discovery	Senior Debt Matures April 2011 Interest rate 10.60%	$9,079	9,022	9,022
		Common Stock Warrants		89	818
Sirtris Pharmaceuticals, Inc. (0.19%)		Common Stock		500	776

Total Sirtris Pharmaceuticals, Inc.				9,610	10,616

Total Drug Discovery (23.78%)				93,198	95,294

E-band Communications, Inc. (0.50%)(6)	Communications & Networking	Preferred Stock		2,000	2,000

Total E-Band Communications, Inc.				2,000	2,000

IKANO Communications, Inc. (5.09%)(4)	Communications & Networking	Senior Debt Matures March 2011 Interest rate 11.00%	$19,983	19,983	19,983
		Preferred Stock Warrants		45	163
		Preferred Stock Warrants		72	256

Total IKANO Communications, Inc.				20,101	20,402

Ping Identity Corporation (0.40%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$1,630	1,608	1,608
		Preferred Stock Warrants		52	10

Total Ping Identity Corporation				1,660	1,619

Purcell Systems, Inc. (2.33%)	Communications & Networking	Senior Debt Matures June 2009 Interest rate Prime + 3.50%	$2,224	3,126	3,126
		Revolving Line of Credit Matures June 2008 Interest rate Prime + 2.00%	$7,000	6,000	6,000
		Preferred Stock Warrants		123	198

Total Purcell Systems, Inc.				9,248	9,324

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Rivulet Communications, Inc. (0.83%)(4)	Communications & Networking	Senior Debt Matures September 2009 Interest rate 10.60%	$3,500	3,272	3,272
		Preferred Stock Warrants		51	64
Rivulet Communications, Inc. (0.06%)		Preferred Stock		250	250

Total Rivulet Communications, Inc.				3,572	3,585

Seven Networks, Inc. (2.89%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 3.75%	$9,419	9,291	9,291
		Revolving Line of Credit Matures April 2008 Interest rate Prime + 3.00%	$2,000	2,000	2,000
		Preferred Stock Warrants		174	296

Total Seven Networks, Inc.				11,465	11,587

Simpler Networks Corp. (1.01%)(4)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 11.75%	$4,112	4,046	4,046
		Preferred Stock Warrants		160	—
Simpler Networks Corp. (0.00%)		Preferred Stock		500	—

Total Simpler Networks Corp.				4,706	4,046

Stoke, Inc. (0.57%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$2,250	2,204	2,204
		Preferred Stock Warrants		53	79

Total Stoke, Inc.				2,257	2,283

Tectura Corporation (5.26%)(4)	Communications & Networking	Senior Debt Matures March 2012 Interest rate LIBOR + 6.15%	$9,051	9,007	9,007
		Revolving Line of Credit Matures March 2008 Interest rate LIBOR + 5.15%	$12,000	12,000	12,000
		Preferred Stock Warrants		51	82

Total Tectura Corporation				21,059	21,090

Teleflip, Inc. (0.25%)	Communications & Networking	Senior Debt Matures May 2010 Interest rate Prime + 2.75%	$1,000	992	992
		Preferred Stock Warrants		11	9

Total Teleflip, Inc.				1,002	1,001

Wireless Channels, Inc. (3.02%)	Communications & Networking	Senior Debt -Second Lien Matures April 2010 Interest rate 9.25%	$11,949	1,719	1,719
		Senior Debt -Second Lien Matures April 2010 Interest rate Prime + 4.25%	$10,118	10,118	10,118
		Preferred Stock Warrants		155	241

Total Wireless Channels, Inc.				11,992	12,078

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Zayo Bandwith, Inc. (6.24%)(4)	Communications & Networking	Senior Debt -Second Lien Matures April 2013 Interest rate Prime + 3.50%	$25,000	25,000	25,000
				—	—

Total Zayo Bandwith, Inc.				25,000	25,000

Total Communications & Networking (28.45%)				114,062	114,014

Atrenta, Inc. (0.98%)(4)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$3,680	3,638	3,638
		Preferred Stock Warrants		102	220
		Preferred Stock Warrants		34	72
Atrenta, Inc. (0.06%)		Preferred Stock		250	250

Total Atrenta, Inc.				4,024	4,181

Blurb, Inc. (0.63%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$2,500	2,482	2,482
		Preferred Stock Warrants		25	43

Total Blurb, Inc.				2,507	2,526

Bullhorn, Inc. (0.25%)(4)	Software	Senior Debt Matures March 2010 Interest rate Prime + 3.75%	$1,000	959	959
		Preferred Stock Warrants		43	41

Total Bullhorn, Inc.				1,002	1,000

Cittio, Inc. (0.25%)	Software	Senior Debt Matures April 2010 Interest rate 11.00%	$1,000	1,000	1,000

Total Cittio, Inc.				1,000	1,000

Compete, Inc. (0.63%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.50%	$2,409	2,384	2,384
		Preferred Stock Warrants		62	136

Total Compete, Inc.				2,446	2,520

Forescout Technologies, Inc. (0.64%)(4)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$1,998	1,970	1,970
		Revolving Line of Credit Matures August 2007 Interest rate Prime + 1.49%	$500	500	500
		Preferred Stock Warrants		58	76

Total Forescout Technologies, Inc.				2,528	2,546

GameLogic, Inc. (0.74%)(4)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$3,000	2,887	2,887
		Preferred Stock Warrants		92	91

Total GameLogic, Inc.				2,980	2,978

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Gomez, Inc. (0.15%)(4)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$98	98	98
		Preferred Stock Warrants		35	512

Total Gomez, Inc.				133	611

HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44	58

Total HighRoads, Inc.				44	58

Intelliden, Inc. (0.60%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$2,360	2,349	2,349
		Preferred Stock Warrants		18	60

Total Intelliden, Inc.				2,367	2,409

Oatsystems, Inc. (1.08%)(4)	Software	Senior Debt Matures September 2009 Interest rate 11.00%	$4,374	4,336	4,336
		Preferred Stock Warrants		67	4

Total Oatsystems, Inc.				4,403	4,340

Proficiency, Inc. (0.38%)(4)(6)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$1,500	1,497	1,497
		Preferred Stock Warrants		96	—
Proficiency, Inc. (0.19%)		Preferred Stock		2,750	750

Total Proficiency, Inc.				4,343	2,247

PSS Systems, Inc. (0.89%)(4)	Software	Senior Debt Matures March 2010 Interest rate 10.74%	$3,500	3,463	3,463
		Preferred Stock Warrants		51	86

Total PSS Systems, Inc.				3,514	3,549

Savvion, Inc. (1.62%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.45%	$1,268	1,268	1,268
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 2.00%	$3,000	3,000	3,000
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 3.45%	$1,985	1,985	1,985
		Preferred Stock Warrants		52	244

Total Savvion, Inc.				6,305	6,496

Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39	50

Total Sportvision, Inc.				39	50

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Talisma Corp. (0.11%)(4)	Software	Preferred Stock Warrants		49	449

Total Talisma Corp.				49	449

WildTangent, Inc. (0.50%)(4)	Software	Senior Debt Matures March 2011 Interest rate 9.65%	$2,000	1,766	1,766
		Preferred Stock Warrants		238	238

Total WildTangent, Inc.				2,004	2,004

Total Software (9.72%)				39,688	38,963

Agami Systems, Inc. (1.30%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 11.00%	$5,103	5,056	5,056
		Preferred Stock Warrants		86	137

Total Agami Systems, Inc.				5,141	5,193

Luminus Devices, Inc. (2.95%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 12.50%	$15,115	11,318	11,318
		Preferred Stock Warrants		183	113
		Preferred Stock Warrants		84	61
		Preferred Stock Warrants		334	334

Total Luminus Devices, Inc.				11,919	11,826

Maxvision Holding, LLC. (2.87%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2012 Interest rate Prime + 5.50%	$5,012	5,012	5,012
		Senior Debt Matures May 2012 Interest rate Prime + 2.25%	$5,500	5,000	5,000
		Revolving Line of Credit Matures September 2012 Interest rate Prime +2.25%	$972	1,472	1,472

Total Maxvision Holding, LLC				11,484	11,484

NetEffect, Inc. (0.61%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 11.95%	$2,431	2,396	2,396
		Preferred Stock Warrants		44	50

Total NetEffect, Inc.				2,440	2,446

Shocking Technologies, Inc. (0.02%)	Electronics & Computer Hardware	Preferred Stock Warrants		63	63

Total Shocking Technologies, Inc.				63	63

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
SiCortex, Inc. (2.52%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 10.95%	$10,000	9,861	9,861
		Preferred Stock Warrants		164	230

Total SiCortex, Inc.				10,025	10,091

Spatial Photonics, Inc. (0.93%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2011 Interest rate 10.75%	$3,751	3,623	3,623
		Preferred Stock Warrants		130	126
Spatial Photonics, Inc. (0.12%)		Preferred Stock		500	500

Total Spatial Photonics Inc.				4,253	4,249

VeriWave, Inc. (1.35%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$4,250	5,340	5,340
		Preferred Stock Warrants		54	85

Total VeriWave, Inc.				5,394	5,425

ViDeOnline Communications, Inc. (0.04%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		298	176

Total ViDeOnline Communications, Inc.				298	176

Total Electronics & Computer Hardware (12.71%)				51,017	50,953

Aegerion Pharmaceuticals, Inc. (2.48%)(4)	Specialty Pharmaceuticals	Senior Debt Matures August 2010 Interest rate Prime + 2.50%	$9,735	9,682	9,682
		Preferred Stock Warrants		69	243
Aegerion Pharmaceuticals, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				10,752	10,925

Panacos Pharmaceuticals, Inc. (4.84%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2011 Interest rate 11.20%	$20,000	19,270	19,270
		Common Stock Warrants		876	137
Panacos Pharmaceuticals, Inc. (0.04%)		Common Stock		410	158

Total Panacos Pharmaceuticals, Inc.				20,556	19,564

Quatrx Pharmaceuticals Company (3.60%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2010 Interest rate Prime + 3.00%	$14,324	14,214	14,214
		Preferred Stock Warrants		220	193
Quatrx Pharmaceuticals Company (0.19%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				15,184	15,157

Total Specialty Pharmaceuticals (11.40%)				46,492	45,646

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
BabyUniverse, Inc. (0.05%)(4)	Consumer & Business Products	Common Stock		267	219

Total BabyUniverse, Inc.				267	219

Market Force Information, Inc. (0.34%)(4)	Consumer & Business Products	Senior Debt Matures May 2009 Interest rate 10.45%	$1,294	1,284	1,284
		Preferred Stock Warrants		24	92
Market Force Information, Inc. (0.12%)		Preferred Stock		500	500

Total Market Force Information, Inc.				1,807	1,875

Wageworks, Inc. (0.12%)(4)	Consumer & Business Products	Preferred Stock Warrants		252	513
Wageworks, Inc. (0.05%)		Preferred Stock		250	209

Total Wageworks, Inc.				502	722

Total Consumer & Business Products (0.70%)				2,576	2,817

Ageia Technologies, Inc. (1.25%)(4)	Semiconductors	Senior Debt Matures August 2008 Interest rate 10.25%	$5,047	4,904	4,904
		Convertible Debt		124	124
		Preferred Stock Warrants		99	—
Ageia Technologies, Inc. (0.00%)		Preferred Stock		500	—

Total Ageia Technologies				5,627	5,028

Custom One Design, Inc. (0.26%)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$1,000	984	984
		Common Stock Warrants		18	43

Total Custom One Design, Inc.				1,002	1,027

iWatt Inc. (1.19%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$1,457	1,382	1,382
		Revolving Line of Credit Matures September 2007 Interest rate Prime + 1.75%	$3,235	3,235	3,235
		Preferred Stock Warrants		46	100
		Preferred Stock Warrants		51	51

Total iWatt Inc.				4,714	4,769

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
NEXX Systems, Inc. (3.26%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$4,557	4,438	4,438
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$5,000	5,000	5,000
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.75%	$3,000	3,000	3,000
		Preferred Stock Warrants		165	623

Total NEXX Systems, Inc.				12,602	13,061

Quartics, Inc. (0.09%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.05%	$300	254	254
		Preferred Stock Warrants		53	114

Total Quartics, Inc.				307	369

Solarflare Communications, Inc. (0.19%)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$625	553	553
		Preferred Stock Warrants		83	194
Solarflare Communications, Inc. (0.12%)		Preferred Stock		500	500

Total Solarflare Communications, Inc.				1,137	1,247

Total Semiconductors (6.36%)				25,390	25,501

Labopharm USA, Inc. (3.74%)(4)(5)	Drug Delivery	Senior Debt Matures July 2008 Interest rate 11.95%	$15,000	14,547	14,547
		Preferred Stock Warrants		458	454

Total Labopharm USA, Inc.				15,006	15,001

Transcept Pharmaceuticals, Inc. (1.80%)(4)	Drug Delivery	Senior Debt Matures October 2009 Interest rate 10.69%	$6,993	6,944	6,944
		Preferred Stock Warrants		36	107
		Preferred Stock Warrants		51	173
Transcept Pharmaceuticals, Inc. (0.13%)		Preferred Stock		500	500

Total Transcept Pharmaceuticals, Inc.				7,530	7,724

Total Drug Delivery (5.67%)				22,536	22,725

BARRX Medical, Inc. (0.19%)	Therapeutic	Preferred Stock		1,500	758

Total BARRX Medical, Inc.				1,500	758

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
EKOS Corporation (1.28%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$5,000	4,707	4,707
		Preferred Stock Warrants		175	282
		Preferred Stock Warrants		153	150

Total EKOS Corporation				5,035	5,139

Gynesonics, Inc. (0.01%)(4)	Therapeutic	Preferred Stock Warrants		18	40
Gynesonics, Inc. (0.06%)		Preferred Stock		250	250

Total Gynesonics, Inc.				268	290

Novasys Medical, Inc. (1.65%)(4)	Therapeutic	Senior Debt Matures January 2010 Interest rate 9.70%	$6,609	6,609	6,609

Total Novasys Medical, Inc.				6,609	6,609

Power Medical Interventions, Inc. (0.02%)	Therapeutic	Common Stock Warrants		21	58

Total Power Medical Interventions, Inc.				21	58

Total Therapeutic (3.21%)				13,432	12,853

Invoke Solutions, Inc. (0.56%)(4)	Internet Consumer & Business	Senior Debt Matures December 2008 Interest rate 11.25%	$2,187	2,155	2,155
	Services	Preferred Stock Warrants		56	73
		Preferred Stock Warrants		11	10

Total Invoke Solutions, Inc.				2,222	2,239

Prism Education Group Inc. (0.51%)	Internet Consumer & Business	Senior Debt Matures December 2010 Interest rate 11.25%	$2,000	1,964	1,964
	Services	Preferred Stock Warrants		43	66

Total Prism Education Group Inc.				2,007	2,030

RazorGator Interactive Group, Inc. (1.17%)(4)	Internet Consumer & Business	Senior Debt Matures January 2008 Interest rate 9.95%	$1,134	1,119	1,119
	Services	Preferred Stock Warrants		13	3,203
		Preferred Stock Warrants		28	362
RazorGator Interactive Group, Inc. (1.23%)		Preferred Stock		1,000	4,935

Total RazorGator Interactive Group, Inc.				2,160	9,619

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Serious USA, Inc. (0.75%)	Internet Consumer & Business Services	Senior Debt Matures February 2011 Interest rate Prime + 3.00%	$2,450	2,370	2,370
		Revolving Line of Credit Matures July 2008 Interest rate Prime + 2.00%	$654	654	654
		Preferred Stock Warrants		93	5

Total Serious USA, Inc.				3,118	3,029

Total Internet Consumer & Business Services (4.22%)				9,507	16,918

Lilliputian Systems, Inc. (1.75%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$6,956	6,931	6,931
		Preferred Stock Warrants		48	85

Total Lilliputian Systems, Inc.				6,979	7,016

Total Energy (1.75%)				6,979	7,016

Active Response Group, Inc. (2.50%)	Information Services	Senior Debt Matures March 2012 Interest rate LIBOR + 6.55%	$10,000	9,885	9,885
		Preferred Stock Warrants		92	83
		Common Stock Warrants		46	60

Total Active Response Group, Inc.				10,023	10,028

Buzznet, Inc. (0.25%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.25%	$914	908	908
		Preferred Stock Warrants		9	86
Buzznet, Inc. (0.06%)		Preferred Stock		250	250

Total Buzznet, Inc.				1,167	1,244

hi5 Networks, Inc. (1.00%)	Information Services	Senior Debt Matures March 2011 Interest rate Prime + 2.5%	$3,000	2,789	2,789
		Revolving Line of Credit Matures June 2011 Interest rate 7.75%		1,000	1,000
		Preferred Stock Warrants		213	214

Total hi5 Networks, Inc.				4,002	4,003

Jab Wireless, Inc. (0.78%)	Information Services	Senior Debt Matures March 2012
		Interest rate 10.75%	$3,097	2,834	2,834
		Preferred Stock Warrants		265	266

Total Jab Wireless, Inc.				3,098	3,099

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Solutionary, Inc. (1.78%)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$5,528	5,454	5,454
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,505	1,505	1,505
		Preferred Stock Warrants		94	150
		Preferred Stock Warrants		2	4
Solutionary, Inc. (0.06%)		Preferred Stock		250	250

Total Solutionary, Inc.				7,305	7,364

The Generation Networks, Inc. (4.12%)	Information Services	Senior Debt Matures March 2012 Interest rate Prime + 4.50%	$16,500	16,500	16,500
The Generation Networks, Inc. (0.12%)		Preferred Stock		500	500

Total The Generation Networks, Inc.				17,000	17,000

Wallop Technologies, Inc. (0.06%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.00%	$223	218	218
		Preferred Stock Warrants		7	9

Total Wallop Technologies, Inc.				225	226

Zeta Interactive Corporation (3.74%)(4)	Information Services	Senior Debt Matures November 2011 Interest rate Prime +2.00%	$15,000	6,828	6,828
		Senior Debt Matures November 2011 Interest rate Prime +3.00%		8,000	8,000
		Preferred Stock Warrants		172	171
Zeta Interactive Corporation (0.12%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				15,500	15,499

Total Information Services (14.59%)				58,320	58,464

Novadaq Technologies, Inc. (0.32%)	Diagnostic	Common Stock		1,626	1,284

Total Novadaq Technologies, Inc.				1,626	1,284

Optiscan Biomedical, Corp. (0.08%)(4)	Diagnostic	Senior Debt Matures March 2008 Interest rate 15.00%	$271	263	263
		Preferred Stock Warrants		80	47
Optiscan Biomedical, Corp. (0.18%)		Preferred Stock		1,000	722

Total Optiscan Biomedical, Corp.				1,344	1,032

Total Diagnostic (0.58%)				2,969	2,316

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)(6)	Principal Amount	Cost(2)	Value(3)
Guava Technologies, Inc. (1.77%)(4)	Biotechnology Tools	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$4,076	4,790	4,790
		Convertible Debt		250	250
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$2,598	1,778	1,778
		Preferred Stock Warrants		105	200
		Preferred Stock Warrants		68	93

Total Guava Technologies, Inc.				6,992	7,111

NuGEN Technologies, Inc. (0.53%)	Biotechnology Tools	Senior Debt Matures March 2010 Interest rate 11.70%	$1,884	1,819	1,819
		Preferred Stock Warrants		45	253
		Preferred Stock Warrants		33	32
NuGEN Technologies, Inc. (0.12%)		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				2,396	2,603

Total Biotechnology Tools (2.42%)				9,388	9,714

Rubicon Technology Inc. (0.69%)(4)	Advanced Specialty Materials & Chemicals	Preferred Stock Warrants		82	2,764

Total Rubicon Technology Inc.				82	2,764

Total Advanced Specialty Materials & Chemicals (0.69%)				82	2,764

Crux Biomedical, Inc. (0.15%)	Surgical Devices	Senior Debt Matures December 2010 Interest rate Prime + 3.375%	$600	565	565
		Preferred Stock Warrants		37	36
Crux Biomedical, Inc. (0.06%)		Preferred Stock		250	250

Total Crux Biomedical, Inc.				851	851

Diomed Holdings, Inc. (1.49%)(4)	Surgical Devices	Senior Debt Matures July 2010 Interest rate Prime + 3.00%	$6,000	5,962	5,962
		Common Stock Warrants		43	8

Total Diomed Holdings, Inc.				6,005	5,970

Light Science Oncology, Inc. (2.50%)	Surgical Devices	Senior Debt Matures July 2011 Interest rate 11.20%	$10,000	9,605	9,605
		Preferred Stock Warrants		395	394

Total Light Science Oncology, Inc.				10,000	10,000

Total Surgical Devices (4.20%)				16,857	16,820

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Waterfront Media Inc. (1.54%)(4)	Media/Content/ Info	Senior Debt Matures December 2010 Interest rate Prime + 3.00%	$3,941	3,898	3,898
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 1.25%	$2,000	2,000	2,000
		Preferred Stock Warrants		60	294
Waterfront Media Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Waterfront Media Inc.				6,958	7,193

Total Media/Content/Info (1.79%)				6,958	7,193

Total Investments (132.24%)				$519,450	$529,972

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $18,555, $8,033 and $10,522, respectively.
(3)	Except for warrants in ten publicly traded companies and common stock in four publicly traded companies, all investments are restricted at December 31, 2007 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $690,000 at December 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2007.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (1.74%)*(4)	Biopharmaceuticals	Senior Debt Matures June 2009 Interest rate 10.25%	$4,070	$3,988	$3,988
		Preferred Stock Warrants		69	417
		Preferred Stock Warrants		35	34
Acceleron Pharmaceuticals, Inc. (0.44%)		Preferred Stock		1,000	1,111

Total Acceleron Pharmaceuticals, Inc.				5,092	5,550

Aveo Pharmaceuticals, Inc. (5.88%)(4)	Biopharmaceuticals	Senior Debt Matures September 2009 Interest rate 10.75%	$15,000	14,849	14,849
		Preferred Stock Warrants		144	115
		Preferred Stock Warrants		46	44

Total Aveo Pharmaceuticals, Inc.				15,039	15,008

Elixir Pharmaceuticals, Inc. (3.92%)	Biopharmaceuticals	Senior Debt Matures June 2010 Interest rate Prime + 2.45%	$10,000	9,858	9,858
		Preferred Stock Warrants		75	73
		Preferred Stock Warrants		75	73

Total Elixir Pharmaceuticals, Inc.				10,007	10,004

EpiCept Corporation (3.84%)	Biopharmaceuticals	Senior Debt Matures August 2009 Interest rate 11.70%	$10,000	9,313	9,313
		Common Stock Warrants		795	508

Total EpiCept Corporation				10,107	9,820

Guava Technologies, Inc. (2.26%)(4)	Biopharmaceuticals	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$5,266	5,194	5,194
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$500	500	500
		Preferred Stock Warrants		105	84

Total Guava Technologies, Inc.				5,799	5,778

Labopharm USA, Inc. (2.58%)(4)(5)	Biopharmaceuticals	Senior Debt Matures July 2008 Interest rate 11.95%	$6,675	6,599	6,599

Total Labopharm USA, Inc.				6,599	6,599

Merrimack Pharmaceuticals, Inc. (2.61%)(4)	Biopharmaceuticals	Convertible Senior Debt Matures October 2008 Interest rate 11.15%	$6,043	5,968	6,255
		Preferred Stock Warrants		155	409

Total Merrimack Pharmaceuticals, Inc.				6,123	6,664

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc. (2.62%)(4)	Biopharmaceuticals	Senior Debt Matures June 2008 Interest rate 11.10%	$6,652	6,587	6,587
		Preferred Stock Warrants		137	111

Total Paratek Pharmaceuticals, Inc.				6,724	6,697

Portola Pharmaceuticals, Inc. (4.41%)	Biopharmaceuticals	Senior Debt Matures September 2010 Interest rate Prime + 1.75%	$11,250	11,146	11,146
		Preferred Stock Warrants		114	107

Total Portola Pharmaceuticals, Inc.				11,259	11,253

Quatrx Pharmaceuticals Company (7.05%)(4)	Biopharmaceuticals	Senior Debt Matures January 2010 Interest rate Prime + 3.00%	$18,000	17,835	17,835
		Preferred Stock Warrants		220	180

Total Quatrx Pharmaceuticals Company				18,055	18,014

Sirtris Pharmaceuticals, Inc. (3.91%)(4)	Biopharmaceuticals	Senior Debt Matures April 2011 Interest rate 10.60%	$10,000	9,924	9,924
		Preferred Stock Warrants		89	71

Total Sirtris Pharmaceuticals, Inc.				10,013	9,995

TransOral Pharmaceuticals, Inc. (3.92%)(4)	Biopharmaceuticals	Senior Debt Matures October 2009 Interest rate 10.69%	$10,000	9,922	9,922
		Preferred Stock Warrants		36	28
		Preferred Stock Warrants		51	51

Total TransOral Pharmaceuticals, Inc.				10,009	10,001

Total Biopharmaceuticals (45.18%)				114,827	115,384

Atrenta, Inc. (2.03%)(4)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$5,000	4,929	4,929
		Preferred Stock Warrants		102	200
		Preferred Stock Warrants		34	66
Atrenta, Inc. (0.10%)		Preferred Stock		250	250

Total Atrenta, Inc.				5,315	5,445

Blurb, Inc. (0.10%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$250	237	237
		Preferred Stock Warrants		13	13

Total Blurb, Inc.				250	250

Compete, Inc. (1.52%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.50%	$3,884	3,839	3,839
		Preferred Stock Warrants		62	49

Total Compete, Inc.				3,901	3,888

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Forescout Technologies, Inc. (0.78%)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$2,000	1,951	1,951
		Preferred Stock Warrants		56	51

Total Forescout Technologies, Inc.				2,006	2,001

GameLogic, Inc. (1.17%)(4)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$3,000	2,957	2,957
		Preferred Stock Warrants		53	42

Total GameLogic, Inc.				3,010	2,999

Gomez, Inc. (0.48%)(4)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$1,213	1,202	1,202
		Preferred Stock Warrants		35	19

Total Gomez, Inc.				1,237	1,221

HighRoads, Inc. (0.77%)(4)	Software	Senior Debt Matures February 2009 Interest rate 11.65%	$1,955	1,924	1,924
		Preferred Stock Warrants		44	35

Total HighRoads, Inc.				1,968	1,959

Intelliden, Inc. (1.17%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$3,000	2,984	2,984
		Preferred Stock Warrants		18	17

Total Intelliden, Inc.				3,002	3,001

Inxight Software, Inc. (1.60%)(4)	Software	Senior Debt Matures February 2008 Interest rate 10.00%	$4,074	4,051	4,051
		Preferred Stock Warrants		56	30

Total Inxight Software, Inc.				4,107	4,081

Oatsystems, Inc. (2.36%)(4)	Software	Senior Debt Matures September 2009 Interest rate 11.00%	$6,000	5,973	5,973
		Preferred Stock Warrants		34	27

Total Oatsystems, Inc.				6,007	6,000

Proficiency, Inc. (1.43%)(5)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$4,000	3,952	3,548
		Preferred Stock Warrants		96	116

Total Proficiency, Inc.				4,048	3,664

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Savvion, Inc. (1.58%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.45%	$1,000	1,000	1,000
		Revolving Line of Credit Matures March 2007 Interest rate Prime + 2.00%	$3,000	2,991	2,991
		Preferred Stock Warrants		52	42

Total Savvion, Inc.				4,043	4,033

Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39	30

Total Sportvision, Inc.				39	30

Talisma Corp. (0.74%)(4)	Software	Subordinated Debt Matures December 2007 Interest rate 11.25%	$1,874	1,859	1,859
		Preferred Stock Warrants		49	25

Total Talisma Corp.				1,908	1,884

Total Software (15.84%)				40,842	40,457

BabyUniverse, Inc. (1.90%)(4)	Consumer & Business Products	Senior Debt Matures July 2009 Interest rate Prime + 2.35%	$5,000	4,729	4,729
		Common Stock Warrants		325	146

Total BabyUniverse, Inc.				5,054	4,875

Market Force Information, Inc. (0.70%)(4)	Consumer & Business Products	Senior Debt Matures May 2009 Interest rate 10.45%	$1,777	1,760	1,760
		Preferred Stock Warrants		24	19

Total Market Force Information, Inc.				1,783	1,779

Wageworks, Inc. (5.89%)(4)	Consumer & Business Products	Senior Debt Matures November 2008 Interest rate Prime + 4.00%	$14,036	13,904	13,904
		Preferred Stock Warrants		252	1,141
Wageworks, Inc. (0.10%)		Preferred Stock		250	250

Total Wageworks, Inc.				14,406	15,295

Total Consumer & Business Products (8.59%)				21,244	21,949

IKANO Communications, Inc. (0.03%)	Communications	Preferred Stock Warrants		45	33
	& Networking	Preferred Stock Warrants		72	56

Total IKANO Communications, Inc.				118	89

Interwise, Inc. (0.83%)(4)	Communications & Networking	Senior Debt Matures August 2008 Interest rate 17.50%	$2,095	1,870	1,870
		Preferred Stock Warrants		268	245

Total Interwise, Inc.				2,138	2,114

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Pathfire, Inc. (1.84%)(4)	Communications & Networking	Senior Debt Matures December 2008 Interest rate Prime + 3.65%	$4,713	4,673	4,673
		Preferred Stock Warrants		63	17

Total Pathfire, Inc.				4,736	4,690

Ping Identity Corporation (1.05%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$2,569	2,531	2,531
		Preferred Stock Warrants		52	161

Total Ping Identity Corporation				2,583	2,691

Rivulet Communications, Inc. (1.37%)(4)	Communications & Networking	Senior Debt Matures September 2009 Interest rate 10.60%	$3,500	3,460	3,460
		Preferred Stock Warrants		51	40
Rivulet Communications, Inc. (0.10%)		Preferred Stock		250	250

Total Rivulet Communications, Inc.				3,761	3,750

Simpler Networks Corp. (2.20%)(4)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 11.75%	$5,000	4,887	4,887
		Preferred Stock Warrants		160	743
Simpler Networks Corp. (0.20%)		Preferred Stock		500	500

Total Simpler Networks Corp.				5,547	6,129

Total Communications & Networking (7.62%)				18,882	19,464

Adiana, Inc. (0.53%)(4)	Medical Devices & Equipment	Senior Debt Matures June 2008 Interest rate Prime + 6.00%	$1,347	1,313	1,313
		Preferred Stock Warrants		67	52
Adiana, Inc. (0.20%)		Preferred Stock		500	500

Total Adiana, Inc.				1,880	1,865

BARRX Medical, Inc. (0.59%)	Medical Devices & Equipment	Preferred Stock		1,500	1,500

Total BARRX Medical, Inc.				1,500	1,500

Gynesonics, Inc. (0.80%)	Medical Devices & Equipment	Senior Debt Matures October 2009 Interest rate 9.50%	$2,000	1,986	1,986
		Preferred Stock Warrants		18	55

Total Gynesonics, Inc.				2,004	2,041

Novasys Medical, Inc. (3.13%)(4)	Medical Devices & Equipment	Senior Debt Matures January 2010 Interest rate 9.70%	$8,000	8,000	8,000

Total Novasys Medical, Inc.				8,000	8,000

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Optiscan Biomedical, Corp. (0.40%)(4)	Medical Devices & Equipment	Senior Debt Matures March 2008 Interest rate 15.00%	$1,006	967	967
		Preferred Stock Warrants		80	64
Optiscan Biomedical, Corp. (0.39%)		Preferred Stock		1,000	1,000

Total Optiscan Biomedical, Corp.				2,048	2,032

Power Medical Interventions, Inc. (0.01%)	Medical Devices & Equipment	Common Stock Warrants		21	30

Total Power Medical Interventions, Inc.				21	30

Xillix Technologies Corp. (1.53%)(4)(5)(6)	Medical Devices & Equipment	Senior Debt Matures December 2008 Interest rate 12.40%	$3,976	3,775	3,775
		Common Stock Warrants		313	122

Total Xillix Technologies Corp.				4,089	3,898

Total Medical Devices & Equipment (7.58%)				19,541	19,366

Hedgestreet, Inc. (1.67%)(4)	Internet Consumer & Business	Senior Debt Matures March 2009 Interest rate 11.30%	$4,264	4,227	4,227
	Services	Preferred Stock Warrants		55	45

Total Hedgestreet, Inc.				4,282	4,272

Invoke Solutions, Inc. (0.97%)(4)	Internet Consumer & Business	Senior Debt Matures December 2008 Interest rate 11.25%	$2,467	2,439	2,439
	Services	Preferred Stock Warrants		44	36

Total Total Invoke Solutions, Inc.				2,482	2,474

RazorGator Interactive Group, Inc. (1.25%)(4)	Internet Consumer & Business	Senior Debt Matures January 2008 Interest rate 9.95%	$2,638	2,633	2,633
	Services	Preferred Stock Warrants		13	570
RazorGator Interactive Group, Inc. (0.67%)		Preferred Stock		1,000	1,708

Total RazorGator Interactive Group, Inc.				3,646	4,911

Total Internet Consumer & Business Services (4.56%)				10,410	11,657

Agami Systems, Inc. (2.75%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 11.00%	$7,000	6,924	6,924
		Preferred Stock Warrants		86	79

Total Agami Systems, Inc.				7,010	7,003

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cornice, Inc. (1.44%)(4)	Electronics & Computer Hardware	Senior Debt Matures November 2008 Interest rate Prime + 4.50%	$3,525	3,460	3,460
		Preferred Stock Warrants		102	80
		Preferred Stock Warrants		35	28
		Preferred Stock Warrants		135	107

Total Cornice, Inc.				3,732	3,674

Luminus Devices, Inc. (5.88%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 12.50%	$15,000	14,766	14,766
		Preferred Stock Warrants		183	161
		Preferred Stock Warrants		84	83

Total Luminus Devices, Inc.				15,032	15,010

NeoScale Systems, Inc. (1.17%)(4)	Electronics & Computer Hardware	Senior Debt Matures October 2009 Interest rate 10.75%	$3,000	2,978	2,978
		Preferred Stock Warrants		24	23

Total NeoScale Systems, Inc.				3,002	3,001

Sling Media, Inc. (0.56%)	Electronics & Computer Hardware	Preferred Stock Warrants		39	937
		Preferred Stock		500	500

Total Sling Media, Inc.				539	1,437

ViDeOnline Communications, Inc. (0.18%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2009 Interest rate 15.00%	$461	461	461
		Preferred Stock Warrants		—	—

Total ViDeOnline Communications, Inc.				461	461

Total Electronics & Computer Hardware (11.98%)				29,776	30,586

Ageia Technologies, Inc. (2.76%)(4)	Semiconductors	Senior Debt Matures August 2008 Interest rate 10.25%	$7,028	6,975	6,975
		Preferred Stock Warrants		99	74
Ageia Technologies, Inc. (0.20%)		Preferred Stock		500	500

Total Ageia Technologies				7,575	7,549

Cradle Technologies (0.02%)	Semiconductors	Preferred Stock Warrants		79	64

Total Cradle Technologies				79	64

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2006

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
iWatt Inc. (1.27%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$2,000	1,960	1,960
		Revolving Line of Credit Matures September 2007 Interest rate Prime + 1.75%	$1,250	1,250	1,250
		Preferred Stock Warrants		46	41

Total iWatt Inc.				3,255	3,251

NEXX Systems, Inc. (1.96%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$4,000	3,919	3,919
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$1,000	1,000	1,000
		Preferred Stock Warrants		83	84

Total NEXX Systems, Inc.				5,002	5,003

Total Semiconductors (6.21%)				15,911	15,867

Lilliputian Systems, Inc. (3.33%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$8,500	8,463	8,463
		Preferred Stock Warrants		48	40

Total Lilliputian Systems, Inc.				8,512	8,503

Total Energy (3.33%)				8,512	8,503

Total Investments (110.89%)				$279,946	$283,234

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation totaled $4,919,518, $1,632,232 and $3,287,286, respectively.
(3)	Except for warrants in three publicly traded companies, all investments are restricted at December 31, 2006 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Citigroup Facility. Citigroup has an equity participation right on loans collateralized under the Citigroup Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $377,000 at December 31, 2006 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2006.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Debt is on non-accrual status at December 31, 2006, and is therefore considered non-income producing.
(7)	All investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
Investment income:
Interest	$48,757	$26,278	$9,791
Fees	5,127	3,230	876

Total investment income	53,884	29,508	10,667
Operating expenses:
Interest	4,404	5,770	1,801
Loan fees	1,290	810	1,098
General and administrative	5,437	5,409	2,285
Employee Compensation:
Compensation and benefits	9,135	5,779	3,706
Stock-based compensation	1,127	617	252

Total employee compensation	10,262	6,396	3,958

Total operating expenses	21,393	18,385	9,142
Net investment income before provision for income taxes and investment gains and losses	32,491	11,123	1,525
Provision for income taxes	2	643	255

Net investment income	32,489	10,480	1,270
Net realized gains (losses) on investments	2,791	(1,604)	482
Provision for excise tax	(139)	—	—
Net increase in unrealized appreciation on investments	7,268	2,508	353

Net realized and unrealized gain	9,920	904	835

Net increase in net assets resulting from operations	$42,409	$11,384	$2,105

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$1.15	$0.83	$0.22

Diluted	$1.14	$0.82	$0.22

Change in net assets per common share:
Basic	$1.50	$0.85	$0.30

Diluted	$1.49	$0.84	$0.30

Weighted average shares outstanding
Basic	28,295	13,352	6,939

Diluted	28,387	13,527	7,016

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock		Capital in excess of par value	Deferred Stock Compensation	Net Unrealized Appreciation on Investments	Net Accumulated Realized Gains (Losses) on Investments	Net Distributions in Excess of Investment Income	Provision for Income Taxes Investment Gains	Net Assets
	Shares	Par Value
Balance at January 1, 2005	2,059	2	$27,118	$—	$—	$—	$(2,042)	$—	$25,078
Net increase in net assets resulting from operations	—	—	—	—	353	482	1,270	—	2,105
Issuance of common stock, net of offering costs	268	—	3,870	—	—	—	—	—	3,870
Issuance of stock in lieu of 5 year warrants	299	—	—	—	—	—	—	—	0
Issuance of stock on exercise of 1 year warrants	1,176	2	12,429	—	—	—	—	—	12,431
Issuance of common stock in IPO, net of offering costs	6,000	6	70,856	—	—	—	—	—	70,862
Dividends declared	—	—	—	—	—	—	(245)	—	(245)
Stock-based compensation	—	—	252	—	—	—	—	—	252

Balance at December 31, 2005	9,802	10	114,525	—	353	482	(1,017)	—	114,353
Net increase in net assets resulting from operations	—	—	—	—	2,508	(1,604)	10,480	—	11,384
Issuance of common stock	456	1	5,288	—	—	—	—	—	5,289
Issuance of common stock in Rights Offering, net of offering costs	3,412	3	33,826	—	—	—	—	—	33,829
Issuance of common shares in Public Offerings, net of offering costs	8,200	8	104,171	—	—	—	—	—	104,179
Issuance of common stock under dividend reinvestment plan	57	—	723	—	—	—	—	—	723
Dividends declared	—	—	(1,719)	—	—	—	(13,243)	—	(14,962)
Conversion to a regulated investment company and other tax items	—	—	(197)	—	—	(850)	1,047	—	—
Stock-based compensation	—	—	618	—	—	—	—	—	618

Balance at December 31, 2006	21,927	22	257,235	—	2,861	(1,972)	(2,732)	—	255,413
Net increase in net assets resulting from operations	—	—	—	—	7,268	2,791	32,488	(139)	42,409
Issuance of common stock	26	—	371	—	—	—	—	—	371
Issuance of common stock in public offerings, net of offering costs	10,040	11	128,331	—	—	—	—	—	128,342
Issuance of common stock from warrant exercises	291	—	3,071	—	—	—	—	—	3,071
Issuance of common stock under dividend reinvestment plan	250	—	3,304	—	—	—	—	—	3,304
Issuance of common stock under restricted stock plan	7	—	91	(91)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(33,313)	—	(33,313)
Stock-based compensation	—	—	1,127	13	—	—	—	—	1,140

Balance at December 31, 2007	32,541	$33	$393,530	$(78)	$10,129	$819	$(3,557)	$(139)	$400,737

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net increase in net assets resulting from operations	$42,409	$11,384	$2,105
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(368,118)	(195,988)	(177,834)
Principal payments received on investments	128,683	87,539	18,823
Proceeds from sale of investments	5,966	4,588	531
Net unrealized appreciation on investments	(7,268)	(2,508)	(353)
Net unrealized appreciation (depreciation) on investments due to lender	(82)	34	(342)
Net realized (gains) losses on investments	(2,791)	1,604	(482)
Accretion of paid-in-kind principal	(321)	—	—
Accretion of loan discounts	(2,115)	(1,795)	(359)
Accretion of loan exit fees	(974)	(597)	(351)
Depreciation	204	65	24
Stock-based compensation	1,127	618	252
Amortization of restricted stock	13	—	—
Common stock issued in lieu of Director compensation	371	289	—
Amortization of deferred loan origination revenue	(3,016)	(2,356)	(790)
Change in operating assets and liabilities:
Interest receivable	(2,506)	(830)	(1,048)
Prepaid expenses and other assets	(421)	806	(1,290)
Income tax receivable	34	(34)	—
Deferred tax asset	—	1,454	(1,454)
Accounts payable	(360)	390	148
Income tax payable	139	(1,709)	1,709
Accrued liabilities	1,758	2,718	1,284
Deferred loan origination revenue	6,158	3,077	3,277

Net cash used in operating activities	(201,110)	(91,251)	(156,150)

Cash flows from investing activities:
Purchases of capital equipment	(181)	(817)	(66)
Other long-term assets	215	(660)	(18)

Net cash provided by (used in) investing activities	34	(1,477)	(84)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	131,413	143,009	87,163
Dividends paid	(30,009)	(14,239)	(245)
Borrowings of credit facilities	246,550	50,000	76,000
Repayments of credit facilities	(153,300)	(85,000)	—
Fees paid for credit facilities and debentures	(2,126)	—	—

Net cash provided by financing activities	192,528	93,770	162,918
Net increase (decrease) in cash	(8,548)	1,042	6,684
Cash and cash equivalents at beginning of period	16,404	15,362	8,678

Cash and cash equivalents at end of period	$7,856	$16,404	$15,362

Supplemental Disclosure:
Interest paid	$2,812	$5,661	$1,704
Income taxes paid	2	933	—
Stock issued under dividend reinvestment plan	3,304	723	—
Restricted stock issued to Board of Direcotrs	91	—	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development from seed and emerging growth to expansion and established stages of development, including expanding into select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado, Chicago, Illinois, San Diego, California and Columbus, Ohio areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

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

The Company formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, to operate as a Small Business Investment Company (“SBIC”) under the authority of the Small Business Administration (“SBA”). As an SBIC, the Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner (see Note 3).

In December 2006, the Company established Hydra Management LLC and Hydra Management Co. Inc., a general partner and investment management group, respectively, should it determine in the future to pursue a relationship with an externally managed fund. These entities are currently inactive.

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

Valuation of Investments

All investments are recorded at fair value with any changes in fair value recognized in the statement of consolidated operations as net increase (decrease) in unrealized appreciation. Value is defined in Section 2(a)(41)

of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistently applied procedures and the recommendations of the Valuation Committee of the Board of Directors. At December 31, 2007, approximately 98% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors.

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

When originating a debt instrument, the Company generally receives warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. The Company may consider, but is not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in its evaluation of the fair value of its investment.

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

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the

Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At December 31, 2006, all of the Company’s investments were in Non-Control/Non-Affiliate companies.

At December 31, 2007, the Company had investments in two portfolio companies deemed to be Affiliates. One investment is a non income producing equity investment and one portfolio company became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $8,000 since these investments became Affiliates. At December 31, 2006, none of the Company’s investments were deemed to be Affiliates. No realized gains or losses related to Affiliates were recognized during the years end December 31, 2007, 2006 or 2005.

Security transactions are recorded on the trade-date basis.

Income Recognition

Interest income is recorded on the accrual basis to the extent it is expected to be collected, and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”), initially represents the estimated fair value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were no loans on non-accrual status as of December 31, 2007, and as of December 31, 2006, the Company had one loan on non-accrual status with a fair value of approximately $3.8 million.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect the portfolio company to be able to pay all principal and interest due. To maintain its status as a RIC, PIK income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2007, the Company recognized approximately $381,000 in PIK income. There was no PIK income recorded in prior periods.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with Statement of Financial Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases (“FAS 91”). The Company had approximately $6.6 million and $3.5 million of unamortized fees at December 31, 2007 and 2006, respectively, and approximately $2.0 million and $1.0 million in exit fees receivable at December 31, 2007 and 2006, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in 2007, 2006 or 2005.

Financing costs

Debt financing costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses or accrued liabilities in the case of back end fees, and are amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. As part of the Credit Facility, at December 31, 2007 and 2006, the Company had prepaid debt financing costs of approximately $280,000 and $187,000, net of accumulated amortization. In addition, as part of the SBA debenture, the Company had approximately $2.5 million, net of accumulated amortization, of prepaid commitment and leverage fees as of December 31, 2007. There were no fees related to the SBA debenture as of December 31, 2006.

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

Income Taxes

We operate to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our net taxable interest, dividend and fee income, as well as our net realized capital gains. Taxable income includes our net taxable interest, dividend and fee income, as well as our net realized capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. In addition, taxable income generally excludes any unrealized appreciation or depreciation in our investments, because gains and losses are not included in taxable income until they are realized and required to be recognized. Taxable income includes certain income, such as contractual payment-in-kind interest and amortization of discounts and fees, that is required to be accrued for tax purposes even though cash collections of such income are generally deferred until repayment of the loans or debt securities that gave rise to such income.

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one year period ending on October 31. At December 31, 2007, we recorded a provision for excise tax of approximately $139,000 on income and capital gains of approximately $4.3 million to be distributed in 2008. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

Dividends

Dividends and distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the dividend payable is recorded on the ex-dividend date.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders whom have not ‘opted out’ of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2007 and 2006, the Company issued approximately 250,000 and 57,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various sectors of technology-related and life-science sectors. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any unrecognized tax benefits in the accompanying financial statements.

In September 2006, the FASB issued Statement on Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2007, the Company is evaluating the impact of FAS 157 on its financial position and results of operations but does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements. However, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Among other requirements, FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of FAS 159 on its financial position and results of operations.

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

A summary of the composition of the Company’s investment portfolio as of December 31, 2007 and 2006 at fair value is shown as follows:

	December 31, 2007		December 31, 2006
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$429,760	81.1%	$273,280	96.5%
Senior secured debt	61,483	11.6%	—	—
Preferred stock	23,265	4.4%	8,069	2.8%
Senior debt-second lien with warrants	12,078	2.3%	—	0.0%
Common Stock	2,938	0.5%	—	0.0%
Subordinated debt with warrants	448	0.1%	1,885	0.7%

	$529,972	100.0%	$283,234	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	December 31, 2007		December 31, 2006
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$512,724	96.8%	$269,073	95.0%
Canada	15,001	2.8%	10,497	3.7%
Israel	2,247	0.4%	3,664	1.3%

	$529,972	100.0%	$283,234	100.0%

The following table shows the fair value of our portfolio by industry sector as of December 31, 2007 and 2006 (excluding unearned income):

	December 31, 2007		December 31, 2006
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug discovery	$95,924	18.0%	$74,993	26.5%
Communications & networking	114,014	21.5%	19,464	6.9%
Software	38,963	7.4%	40,457	14.3%
Specialty pharmaceuticals	45,646	8.6%	18,014	6.4%
Electronics & computer hardware	50,953	9.6%	30,586	10.8%
Semiconductors	25,501	4.8%	15,867	5.6%
Information services	58,464	11.0%	—	0.0%
Therapeutic	12,853	2.4%	13,437	4.7%
Internet consumer & business services	16,918	3.2%	11,657	4.1%
Drug delivery	22,725	4.3%	16,600	5.9%
Consumer & business products	2,817	0.5%	21,949	7.7%
Biotechnology tools	9,714	1.8%	5,778	2.0%
Energy	7,016	1.3%	8,503	3.0%
Media/Content/Info	7,193	1.4%	—	0.0%
Surgical Devices	16,821	3.2%	—	0.0%
Advanced Specialty Materials & Chemicals	2,764	0.5%	—	0.0%
Diagnostic	2,316	0.5%	5,929	2.1%

	$529,972	100.0%	$283,234	100.0%

During the periods ended December 31, 2007 and 2006, the Company made investments in debt securities totaling $355.5 million and $193.0 million, respectively, and made investments in equity securities of approximately $12.6 million and $3.0 million, respectively. In addition, during the period ended December 31, 2007, the Company converted approximately $4.8 million of debt to equity in two portfolio companies. The Company exercised an equity participation right with one portfolio company and converted $1.0 million of debt to equity during the period ended December 31, 2006. No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2007 and 2006.

3. Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, executed a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”). On December 6, 2006, the Company amended the Credit Facility with an agreement that increased the borrowing capacity under the facility to $150.0 million. On March 30, 2007, this increase was extended to July 31, 2007, and the interest on all borrowings was reduced to LIBOR plus a spread of 1.20%. On May 2, 2007, the Company amended the Credit Facility to extend the expiration date to May 1, 2008, increased the borrowing capacity under the facility to $250.0 million and included Deutsche Bank Securities Inc. as a participant in the Credit Facility along with Citigroup Markets Realty Corp. The credit facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20%. The Company paid a structuring fee of $375,000 which will be expensed ratably through maturity. At December 31, 2007, the Company had $79.2 million outstanding under the Credit Facility.

The Credit Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the year ended December 31, 2007, the Company recorded an additional liability and reduced its unrealized gains by approximately $609,000 to account for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $690,000 at December 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2007. Since inception of the agreement, the Company has paid Citigroup approximately $680,000 under the warrant participation agreement, thereby reducing its realized gains by that amount.

At December 31, 2007, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $242.8 million to Hercules Funding Trust I and had drawn $79.2 million under the Credit Facility. Transfers of loans have not met the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the year ended December 31, 2007 was approximately $52.1 million and the average interest rate was approximately 6.56%.

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its Regulatory Capital. As of December 31, 2007, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million, subject to periodic adjustments by the SBA. With $63.6 million of Regulatory Capital as of December 31, 2007, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $55.1 million was outstanding as of December 31, 2007. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 20.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

Through our wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of December 31, 2007, HT II could draw up to $127.2 million of leverage from the SBA. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for the $43.1 million borrowings made after September 10, 2007 through March 13, 2008 are based on LIBOR plus a spread of 0.30% until the next interest rate set by the SBA occurs at its semi-annual meeting. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2007 annual fee is set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

The Company plans to aggregate pools of funded loans using the Citigroup Facility or other conduits that it may seek until a sufficiently large pool of unfunded loans is created which can then be securitized at a later date. The Company expects that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that the Company will be able to complete this securitization strategy, or that it will be successful.

At December 31, 2007 and December 31, 2006, the Company had the following borrowing capacity and outstandings:

	December 31, 2007		December 31, 2006
($ in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$79,200	$150,000	$41,000
SBA Debenture	127,200	55,050	—	—

Total	$377,200	$134,250	$150,000	$41,000

4. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2007 and 2006, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes and return of capital distributions, respectively, as follows:

(in thousands)	2007	2006
Distributions in excess of investment income	$(642)	$2,767
Accumulated realized gains (losses)	1,463	(850)
Additional paid-in capital	(821)	(1,917)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2007 and 2006 was as follows:

(in thousands)	2007	2006
Ordinary Income(a)	$33,313	$13,243
Capital gains	—	—
Return of capital	—	1,719

Total reported on tax Form 1099-DIV	$33,313	$14,962

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

For federal income tax purposes, the cost of investments owned at December 31, 2007 and 2006 were approximately $532.1 million and $283.0 million, respectively.

At December 31, 2007 and 2006, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	2007	2006
Accumulated Capital Gains (Losses)	$3,258	$(89)
Other Temporary Difference	(2,988)	(1,593)
Undistributed Ordinary Income	915	—
Unrealized Appreciation (Depreciation)	4,857	(161)

Components of Distributable Earnings	$6,042	$(1,843)

At December 31, 2005, the Company had a deferred tax asset of approximately $1.5 million which was adjusted through operations during the first quarter of 2006. Upon the determination that Hercules would qualify as a regulated investment company, any remaining deferred tax asset was reversed. The Company elected to recognize all of its net built-in gains at the time of the conversion to a RIC and paid tax on the built-in gain with the filing of its 2005 tax return. In making this election, the portfolio was marked to market at the time of the RIC election and the Company paid approximately $294,000 in Federal and State tax on the resulting taxable gain. In addition, upon completion of the 2005 tax returns, the Company recorded an additional tax benefit of approximately $345,000.

For the years prior to January 1, 2006, the benefit from (provision for) taxes on earnings was as follows:

(in thousands)	2005
Federal:
Current	$1,365
Deferred	(1,266)

99
State:
Current	344
Deferred	(188)

156
Foreign withholding tax	—

Total benefit from (provision for) income taxes	$255

For the year ended December 31, 2005, a reconciliation of the statutory U.S. federal income tax rate to the Company’s effective rate is as follows:

2005
Tax at federal statutory rate	35.0%
State, net of federal benefit	5.7
Other Items	3.4
Change in valuation allowance	(33.3)

Total	10.8%

As of December 31, 2005, the Company had no net operating loss carryforwards.

5. Shareholders’ Equity

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

A summary of activity in the 1 Year and 5 Year Warrants initially attached to units issued for each of the three periods ended December 31, 2007 is as follows:

	One-Year Warrants	Five-Year Warrants
Outstanding at January 1, 2005	1,029,635	1,029,635
Warrants issued	134,067	134,067
Warrants cancelled	(83,334)	(547,030)
Warrants exercised	(1,080,368)	—

Outstanding at December 31, 2005	—	616,672
Warrants issued	—	—
Warrants cancelled	—	—
Warrants exercised	—	—

Outstanding at December 31, 2006	—	616,672
Warrants issued	—	—
Warrants cancelled	—	—
Warrants exercised	—	(244,735)

Outstanding at December 31, 2007	—	371,937

The Company received net proceeds of approximately $3.1 million from the exercise of the 5-Year Warrants in the period ended December 31, 2007.

On March 7, 2006, the Company issued 432,900 shares of common stock for approximately $5.0 million in a private placement. The shares of common stock are subject to a registration rights agreement between the Company and the purchasers. The shares were registered pursuant to a registration statement that was declared effective on June 7, 2006.

During 2007 and 2006, the Board of Directors elected to receive approximately $371,000 and $288,000, respectively, of their compensation in the form of common stock and the Company issued 28,335 and 23,334 shares, respectively to the directors based on the closing prices of the common stock on the specified election dates.

On April 21, 2006, the Company raised approximately $33.8 million, net of issuance costs, from a rights offering of 3,411,992 shares of its common stock. The shares were sold at $10.55 per share which was equivalent to 95% of the volume weighted average price of shares traded during the ten days immediately prior to the expiration date of the offering.

On October 20, 2006, the Company raised approximately $30.0 million, net of issuance costs, in a public offering of 2.5 million shares of its common stock.

On December 12, 2006, the Company raised approximately $74.1 million, net of issuance costs, in a public offering of 5.7 million shares of its common stock.

On January 3, 2007, in connection with the December 12, 2006 common stock issuance, the underwriters exercised their overallotment option and purchased an additional 840,000 shares of common stock for additional net proceeds of approximately $10.9 million.

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

Common stock subject to future issuance is as follows:

	2007	2006
Stock options and warrants	2,911,205	1,937,564
Warrants issued in June 2004	371,937	616,672

Common stock reserved	3,283,142	2,554,236

6. Equity Incentive Plan

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

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on May 29, 2016 and no additional awards may be made under the 2006 Plan after that date. The Company filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan which was approved on October 10, 2007.

On June 21, 2007, the shareholders approved amendments to the 2004 Plan and the 2006 Plan allowing for the grant of restricted stock. The amended Plans limit the combined maximum amount of restricted stock that may be issued under both Plans to 10% of the outstanding shares of the Company’s stock on the effective date of the Plans plus 10% of the number of shares of stock issued or delivered by Hercules during the terms of the Plans. The proposed amendments further specify that no one person shall be granted awards of restricted stock relating to more than 25% of the shares available for issuance under the 2004 Plan. Further, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of its outstanding voting securities, except that if the amount of voting securities that would result from such exercise of all of the Company’s outstanding warrants, options and rights issued to Hercules directors, officers and employees, together with any restricted stock issued pursuant to the Plans, would exceed 15% of the Company’s outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted common stock to Messrs. Badavas, Chow and Woodward, its independent Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. The shares were issued pursuant to the 2006 Plan on July 31, 2007 and vest 33% on an annual basis from the date of grant. Deferred compensation cost of approximately $91,000 will be recognized ratably over the three year vesting period. As of December 31, 2007, no restricted stock has been granted pursuant to the 2004 Plan.

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

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2007 is as follows:

	Common Stock Options	One-Year Warrants	Five-Year Warrants
Outstanding at January 1, 2005	273,436	106,718	106,718
Granted	1,270,000		—
Exercised	—	(95,595)	—
Cancelled	(206,000)	(11,123)	(50,167)

Outstanding at December 31, 2005	1,337,436	—	56,551
Granted	663,500	—	—
Exercised	—	—	—
Cancelled	(119,923)	—	—

Outstanding at December 31, 2006	1,881,013	—	56,551
Granted	1,151,000	—	—
Exercised	—	—	(45,859)
Cancelled	(111,500)	—	—

Outstanding at December 31, 2007	2,920,513	—	10,692

Weighted-average exercise price at December 31, 2007	$13.02	$—	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2007, options for approximately 1.4 million shares were exercisable at a weighted average exercise price of approximately $13.02 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options and warrants granted under the 2006 and 2004 Plan during the years ended December 31, 2007 and 2006 was approximately $1.6 million and $843,000, respectively. During the years ended December 31, 2007 and 2006, approximately $1.1 million and $618,000 of share-based cost was expensed, respectively. As of December 31, 2007, there was $1.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2007:

	2007	2006	2005
Expected Volatility	24%	24%	25%
Expected Dividends	8%	8%	8%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	4.29 - 4.92%	4.53 - 5.05%	3.88 - 4.06%

7. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year ended December 31,
(in thousands, except per share data)	2007	2006	2005
Net increase in net assets resulting from operations	$42,409	$11,384	$2,105
Weighted average common shares outstanding	28,295	13,352	6,939
Change in net assets per common share—basic	$1.50	$0.85	$0.30

Net increase in net assets resulting from operations	$42,409	$11,384	$2,105
Weighted average common shares outstanding	28,295	13,352	6,939
Dilutive effect of warrants and stock options	58	175	77

Weighted average common shares outstanding, assuming dilution	28,353	13,527	7,016
Change in net assets per common share—assuming dilution	$1.50	$0.84	$0.30

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2007, 2006 and 2005, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 2,217,000, 2,142,000, and 1,858,000 shares, respectively.

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

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $22,200 and $12,100 in brokerage commissions during the years ended December 31, 2007 and 2006, respectively.

9. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at December 31, 2007 totaled approximately $130.6 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $749,000, $380,000 and $221,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Future commitments under the credit facility and operating leases were as follows at December 31, 2007:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	4-5 years	After 5 years
Borrowings(4)	$134,250	$79,200	$—	$—	$55,050
Operating Lease Obligations	3,425	843	1,430	1,152	—

Total	$137,675	$80,043	$1,430	$1,152	$55,050

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under the Credit Facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of current agreements with existing portfolio companies and modification of the credit facility.
(3)	The Company also has a warrant participation agreement with Citigroup. See Note 3.
(4)	Includes borrowings under the Credit Facility and the SBA debentures.

10. Indemnification

The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Concentrations of Credit Risk

The Company’s customers are primarily small and medium sized companies in the biopharmaceutical, communications and networking, consumer and business products, electronics and computers, energy, information services, internet consumer and business services, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For the years ended December 31, 2007 and 2006, the Company’s ten largest portfolio companies represented approximately 33.7% and approximately 43.4% of the total fair value of its investments. At December 31, 2007, we had five equity investments representing approximately 50.0% of the total fair value of our equity investments and each represents 5% or more of the total fair value of such investments. At December 31, 2006, we had eleven equity investments which represented 100% of the total fair value of its equity investments and each represents 5% or more of the total fair value of such investments.

12. Financial Highlights

Following is a schedule of financial highlights for years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,						Period from February 2, 2004 (commencement of operations) to December 31,
	2007		2006		2005		2004
Per share data:
Net asset value at beginning of period	$11.65		$11.67		$12.18		$13.19	(1)
Net investment income (loss)	1.15		0.78		0.18		(0.99)
Net realized gain (loss) on investments	0.09		(0.12)		0.07		—
Net unrealized appreciation on investments	0.26		0.19		0.05		—

Total from investment operations	1.50		0.85		0.30		(0.99)
Net increase/(decrease) in net assets from capital share transactions	0.32		0.28		(0.82)		(0.35	)(2)
Distributions from net investment income	(1.20)		(1.08)		(0.03)		—
Distributions from return of capital	—		(0.12)		—		—
Stock-based compensation expense included in investment income(3)	0.04		0.05		0.04		0.33

Net asset value at end of period	$12.31		$11.65		$11.67		$12.18

Ratios and supplemental data:
Per share market value at end of period(4)	$12.42		$14.25		11.99		$—	(6)
Total return	-4.42	%(5)	28.86	%(5)	-7.58	%(6)	N/A
Shares outstanding at end of period	32,541		21,927		9,802		2,059
Weighted average number of common shares outstanding	28,295		13,352		6,939		1,187
Net assets at end of period	$400,737		$255,413		$114,352		$25,078
Ratio of operating expense to average net assets	6.46%		13.11%		11.57%		8.81	%(7)
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.81%		7.93%		1.93%		7.95	%(7)
Average debt outstanding	$66,334		$77,795		$20,285		$—
Weighted average debt per common share	$2.34		$5.83		$2.92		$—
Portfolio turnover	0.42%		1.50%		0.60%		0.00%

(1)	On June 29, 2004, the Company completed its sale of common stock in a private placement at $15.00 per share ($13.19 per share net of offering costs).
(2)	Immediately after the sale of common stock in June 2004, 600 convertible preferred shares were converted into 125,000 units.
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
(5)

The total return for the years ended December 31, 2007 and 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

(6)

The total return for the year ended December 31, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005; prior to that date shares were issued in private placements.

(7)	Not annualized.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended December 31, 2007. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/07	6/30/07	9/30/07	12/31/07
Total investment income	$9,679	$13,275	$15,141	$15,790
Net investment income before provision for income taxes and investment gains and losses	5,225	7,240	10,044	9,981
Net income	6,331	8,270	7,178	20,632
Net income per common share (basic)	$0.28	$0.33	$0.22	$0.63

	Quarter Ended
	3/31/06	6/30/06	9/30/06	12/31/06
Total investment income	$6,487	$6,788	$7,544	$8,689
Net investment income before provision for income taxes and investment gains and losses	2,046	2,468	3,117	3,492
Net income	2,505	3,366	1,573	3,940
Net income per common share (basic)	$0.25	$0.26	$0.12	$0.23

14. Subsequent Events

On February 7, 2008, the Board of Directors announced a dividend of $0.30 per share to shareholders of record as of February 15, 2008 and payable on March 17, 2008.

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

Management’s annual report on internal control over financial reporting is set forth under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” in this Annual Report.

b. Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c. Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “PROPOSAL I: ELECTION OF DIRECTORS,” “INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” and “CERTAIN RELATIONSHIPS AND TRANSACTIONS.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11. Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our 2008 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers and Directors” in our 2008 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our 2008 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Auditors” in our 2008 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15. Exhibits and Financial Statements

1. Financial Statements

The following financial statements of Hercules Technology Growth Capital, Inc. (the “Company” or the “Registrant”) are filed herewith:

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the consolidated financial statements of Hercules Technology Growth Capital, Inc., including the consolidated schedule of investments, as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 11, 2008 (included elsewhere in the Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

March 11, 2008

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Year Ended December 31, 2007
Portfolio Company (in thousands)	Investment(1)	Amount of Interest or Dividends Credited to Income(2)	As of December 31, 2006 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2007 Fair Value
Affiliate Investments
E-band Communications, Inc.	Preferred Stock	$—	$—	$2,000	$—	$2,000
Proficiency, Inc.	Senior Debt	8	3,548	449	(2,500)	1,497
	Preferred Stock Warrants	—	116	—	(116)	—
	Preferred Stock	—	—	2,750	(2,000)	750

Total Affiliate Investments		$8	$3,664	$5,199	$(4,616)	$4,247

(1)	Preferred stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2007.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was an affiliate investment (5% to 25% owned).
(3)	Gross additions include increases in investments resulting from new portfolio company investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities.
(4)	Gross reductions include decreases in investments resulting from the exchange of one or more existing securities for one or more new securities and net increases in unrealized depreciation or net decreases in unrealized appreciation.

3. Exhibits

Exhibit Number	Description
3(a)*	Articles of Amendment and Restatement.

3(b)*	Amended and Restated Bylaws.

4(a)*	Specimen certificate of the Company’s common stock, par value $.001 per share.

4(b)*	Form of Dividend Reinvestment Plan.

4(c)**	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.

4(d)*	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.

4(e)***	Registration Rights Agreement dated March 2, 2006 between the Company and affiliates of Farallon Management, L.L.C.

5(a)*	Opinion of Venable LLP.

5(b)*	Consent of Venable LLP (included in Exhibit 1).

10(a)*	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(b)*	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.

10(c)**	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.

10(d)**	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.

10(e)**	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

10(f)**	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.

10(g)*	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2005 Amendment and Restatement).

10(h)*	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.

10(i)*	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.

10(j)*	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.

10(k)*	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.

10(l)*	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).

10(m)*	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.

10(n)*	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.

Exhibit Number	Description
10(o)*	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein

10(p)****	Lease Agreement dated June 19, 2006 between the Company and 400 Hamilton Associates.

10(q)*****	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.

10(r)******	Second Omnibus Amendment between the Company and Citigroup Global Markets Realty Corp. dated December 6, 2006.

14*	Code of Ethics.

21	List of Subsidiaries.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting firm

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as part of a Registration Statement filed with the Commission on June 8, 2005 (Registration No. 333-122950).
**	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.
***	Previously filed as part of a Form 8-K filed with the Commission on March 2, 2006.
****	Previously filed as part of a Form 8-K filed with the Commission on June 13, 2006.
*****	Previously filed as part of a Form 8-K filed with the Commission on July 28, 2006.
******	Previously filed as part of a Form 8-K filed with the Commission on December 6, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 12, 2008	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 9, 2007.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 12, 2008

/S/ DAVID M. LUND David M. Lund	Chief Financial Officer (principal financial and accounting officer)	March 12, 2008

/S/ ALLYN C. WOODWARD, JR. Allyn C. Woodward, Jr.	Director	March 12, 2008

/S/ JOSEPH W. CHOW Joseph W. Chow	Director	March 12, 2008

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	March 12, 2008

EXHIBIT INDEX

Exhibit Number	Description

21	List of Subsidiaries.

23	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.