Form 10-Q
period 2008-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2008-05-12
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES  ☐    NO  ☒

On May 8, 2008, there were 32,857,737 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2008 (unaudited)	December 31, 2007
Assets
Investments:
Non-affiliate investments (cost of $514,464 and $513,106)	$526,516	$525,725
Affiliate investments (cost of $6,344 and $6,344)	4,247	4,247

Total investments, at value (cost of $520,808 and $519,450 respectively)	530,763	529,972

Deferred loan origination revenue	(6,969)	(6,593)
Cash and cash equivalents	13,804	7,856
Interest receivable	6,833	6,387
Other assets	4,513	4,321

Total assets	548,944	541,943

Liabilities
Accounts payable and accrued liabilities	3,560	6,956
Short-term credit facility	72,900	79,200
Long-term SBA Debentures	70,050	55,050

Total liabilities	146,510	141,206

Net assets	$402,434	$400,737

Net assets consist of:
Common stock, par value	$33	$33
Capital in excess of par value	396,623	393,530
Deferred stock compensation	(2,748)	(78)
Unrealized appreciation on investments	9,208	10,129
Accumulated realized gains on investments	3,777	819
Distributions in excess of investment income	(4,459)	(3,696)

Total net assets	$402,434	$400,737

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	32,768	32,541

Net asset value per share	$12.28	$12.31

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.68%)*(4)	Drug Discovery	Senior Debt Matures June 2009 Interest rate 10.25%	$2,935	$2,889	$2,889
		Preferred Stock Warrants		69	707
		Preferred Stock Warrants		35	130
Acceleron Pharmaceuticals, Inc. (0.33%)		Preferred Stock		1,243	1,805

Total Acceleron Pharmaceuticals, Inc.				4,236	5,531

Aveo Pharmaceuticals, Inc. (2.02%)(4)	Drug Discovery	Senior Debt Matures September 2009 Interest rate 10.75%	$10,925	10,845	10,845
		Preferred Stock Warrants		144	193
		Preferred Stock Warrants		46	72

Total Aveo Pharmaceuticals, Inc.				11,035	11,110

Elixir Pharmaceuticals, Inc. (2.42%)(4)	Drug Discovery	Senior Debt Matures June 2010 Interest rate Prime + 2.45%	$12,973	12,829	12,829
		Preferred Stock Warrants		217	453

Total Elixir Pharmaceuticals, Inc.				13,046	13,282

EpiCept Corporation (1.11%)(4)	Drug Discovery	Senior Debt Matures August 2009 Interest rate 11.70%	$6,354	5,989	5,989
		Common Stock Warrants		423	128

Total EpiCept Corporation				6,412	6,117

Horizon Therapeutics, Inc. (0.22%)	Drug Discovery	Senior Debt Matures April 2011 Interest rate 8.75%	$12,000	1,038	1,038
		Preferred Stock Warrants		179	183

Total Horizon Therapeutics, Inc.				1,217	1,221

Inotek Pharmaceuticals Corp. (0.27%)	Drug Discovery	Preferred Stock		1,500	1,500

Total Inotek Pharmaceuticals Corp.				1,500	1,500

Memory Pharmaceticals Corp. (2.52%)(4)	Drug Discovery	Senior Debt Matures December 2010 Interest rate 11.45%	$15,000	13,731	13,731
		Common Stock Warrants		1,751	131

Total Memory Pharmaceticals Corp.				15,482	13,862

Merrimack Pharmaceuticals, Inc. (0.21%)(4)	Drug Discovery	Convertible Senior Debt Matures October 2008 Interest rate 11.15%	$591	572	572
		Preferred Stock Warrants		155	575
Merrimack Pharmaceuticals, Inc. (0.51%)		Preferred Stock		2,000	2,787

Total Merrimack Pharmaceuticals, Inc.				2,727	3,934

Neosil, Inc. (1.08%)	Drug Discovery	Senior Debt Matures May 2010 Interest rate 10.75%	$5,800	5,742	5,742
		Preferred Stock Warrants		83	208

Total Neosil, Inc.				5,825	5,950

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc. (0.27%)(4)	Drug Discovery	Senior Debt Matures June 2008 Interest rate 11.10%	$1,498	1,490	1,490
		Preferred Stock Warrants		137	—
Paratek Pharmaceuticals, Inc. (0.18%)		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				2,627	2,490

Portola Pharmaceuticals, Inc. (2.78%)(4)	Drug Discovery	Senior Debt Matures September 2010 Interest rate Prime + 1.75%	$15,000	14,904	14,904
		Preferred Stock Warrants		152	339

Total Portola Pharmaceuticals, Inc.				15,056	15,243

Sirtris Pharmaceuticals, Inc. (1.66%)(4)	Drug Discovery	Senior Debt Matures April 2011 Interest rate 10.60%	$8,505	8,451	8,451
		Common Stock Warrants		89	668
Sirtris Pharmaceuticals, Inc. (0.13%)		Common Stock		500	736

Total Sirtris Pharmaceuticals, Inc.				9,040	9,855

Total Drug Discovery (16.39%)				88,203	90,095

E-band Communications, Inc. (0.36%)(6)	Communications & Networking	Preferred Stock		2,000	2,000

Total E-Band Communications, Inc.				2,000	2,000

IKANO Communications, Inc. (3.43%)(4)	Communications & Networking	Senior Debt Matures March 2011 Interest rate 11.00%	$18,384	18,384	18,384
		Preferred Stock Warrants		45	188
		Preferred Stock Warrants		72	286

Total IKANO Communications, Inc.				18,501	18,858

Neonova Holding Company (1.64%)	Communications & Networking	Senior Debt Matures September 2012 Interest rate Prime + 3.25%	$9,000	8,906	8,906
		Preferred Stock Warrants		94	93
Neonova Holding Company (0.05%)		Preferred Stock		250	250

Total Neonova Holding Company				9,250	9,249

Ping Identity Corporation (0.25%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$1,378	1,360	1,360
		Preferred Stock Warrants		52	5

Total Ping Identity Corporation				1,412	1,365

Purcell Systems, Inc. (1.51%)	Communications & Networking	Senior Debt Matures June 2009 Interest rate Prime + 3.50%	$2,091	2,002	2,002
		Revolving Line of Credit Matures June 2008 Interest rate Prime + 2.00%	$6,000	6,000	6,000
		Preferred Stock Warrants		123	260

Total Purcell Systems, Inc.				8,125	8,262

Rivulet Communications, Inc. (0.54%)(4)	Communications & Networking	Senior Debt Matures September 2009 Interest rate 10.60%	$2,976	2,954	2,954
		Preferred Stock Warrants		51	—
Rivulet Communications, Inc. (0.05%)		Preferred Stock		250	250

Total Rivulet Communications, Inc.				3,255	3,204

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Seven Networks, Inc. (1.97%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 3.75%	$8,517	8,405	8,405
		Revolving Line of Credit Matures April 2008 Interest rate Prime + 3.00%	$2,000	2,000	2,000
		Preferred Stock Warrants		174	437

Total Seven Networks, Inc.				10,579	10,842

Simpler Networks Corp. (0.47%)(4)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 11.75%	$4,112	4,058	2,558
		Preferred Stock Warrants		160	—
Simpler Networks Corp. (0.00%)		Preferred Stock		500	—

Total Simpler Networks Corp.				4,718	2,558

Stoke, Inc. (0.43%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$2,250	2,208	2,208
		Preferred Stock Warrants		53	127

Total Stoke, Inc.				2,261	2,335

Tectura Corporation (3.78%)(4)	Communications & Networking	Senior Debt Matures March 2012 Interest rate LIBOR + 6.15%	$8,684	8,643	8,643
		Revolving Line of Credit Matures March 2008 Interest rate LIBOR + 5.15%	$12,000	12,000	12,000
		Preferred Stock Warrants		51	104

Total Tectura Corporation				20,694	20,747

Teleflip, Inc. (0.00%)	Communications & Networking	Senior Debt Matures May 2010 Interest rate Prime + 2.75%	$938	930	—
		Preferred Stock Warrants		11	—

Total Teleflip, Inc.				941	—

Wireless Channels, Inc. (2.20%)	Communications & Networking	Senior Debt - Second Lien Matures April 2010 Interest rate Prime + 4.25%	$1,570	1,570	1,570
		Senior Debt - Second Lien Matures April 2010 Interest rate Prime + 4.25%	$10,246	10,147	10,147
		Preferred Stock Warrants		155	340

Total Wireless Channels, Inc.				11,872	12,057

Zayo Bandwith, Inc. (4.55%)(4)	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 3.50%	$25,000	25,000	25,000

Total Zayo Bandwith, Inc.				25,000	25,000

Total Communications & Networking (21.23%)				118,608	116,477

Atrenta, Inc. (0.63%)(4)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$3,143	3,108	3,108
		Preferred Stock Warrants		102	250
		Preferred Stock Warrants		34	82
Atrenta, Inc. (0.05%)		Preferred Stock		250	250

Total Atrenta, Inc.				3,494	3,690

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Blurb, Inc. (0.42%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$2,310	2,293	2,293
		Preferred Stock Warrants		25	34

Total Blurb, Inc.				2,318	2,327

Bullhorn, Inc. (0.18%)	Software	Senior Debt Matures March 2010 Interest rate Prime + 3.75%	$1,000	963	963
		Preferred Stock Warrants		43	53

Total Bullhorn, Inc.				1,006	1,016

Cittio, Inc. (0.18%)	Software	Senior Debt Matures April 2010 Interest rate 11.00%	$1,000	1,000	1,000

Total Cittio, Inc.				1,000	1,000

Forescout Technologies, Inc. (0.43%)(4)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$1,736	1,671	1,671
		Revolving Line of Credit Matures August 2007 Interest rate Prime + 1.49%	$500	500	500
		Preferred Stock Warrants		99	176

Total Forescout Technologies, Inc.				2,270	2,347

GameLogic, Inc. (0.56%)(4)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$3,000	2,947	2,947
		Preferred Stock Warrants		92	139

Total GameLogic, Inc.				3,039	3,086

Gomez, Inc. (0.09%)(4)	Software	Preferred Stock Warrants		35	491

Total Gomez, Inc.				35	491

HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44	71

Total HighRoads, Inc.				44	71

Intelliden, Inc. (0.40%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$2,131	2,122	2,122
		Preferred Stock Warrants		18	77

Total Intelliden, Inc.				2,140	2,199

Oatsystems, Inc. (0.69%)(4)	Software	Senior Debt Matures September 2009 Interest rate 11.00%	$3,800	3,768	3,768
		Preferred Stock Warrants		67	1

Total Oatsystems, Inc.				3,835	3,769

Proficiency, Inc. (0.27%)(5)(6)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$1,500	1,497	1,497
		Preferred Stock Warrants		96	—
Proficiency, Inc. (0.14%)		Preferred Stock		2,750	750

Total Proficiency, Inc.				4,343	2,247

PSS Systems, Inc. (0.65%)(4)	Software	Senior Debt Matures March 2010 Interest rate 10.74%	$3,500	3,467	3,467
		Preferred Stock Warrants		51	108

Total PSS Systems, Inc.				3,518	3,575

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Savvion, Inc. (1.14%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.45%	$1,043	1,043	1,043
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 3.45%	$3,189	3,188	3,188
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 2.00%	$1,797	1,797	1,797
		Preferred Stock Warrants		52	251

Total Savvion, Inc.				6,080	6,279
Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39	59

Total Sportvision, Inc.				39	59
Talisma Corp. (0.08%)(4)	Software	Preferred Stock Warrants		49	422

Total Talisma Corp.				49	422
WildTangent, Inc. (0.39%)	Software	Senior Debt Matures March 2011 Interest rate 9.65%	$2,000	1,788	1,788
		Preferred Stock Warrants		238	339

Total WildTangent, Inc.				2,026	2,127

Total Software (6.32%)				35,236	34,705

Agami Systems, Inc. (0.84%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 11.00%	$4,433	4,394	4,394
		Preferred Stock Warrants		86	218

Total Agami Systems, Inc.				4,480	4,612
Luminus Devices, Inc. (2.18%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 12.8750%	$11,792	11,354	11,354
		Preferred Stock Warrants		183	135
		Preferred Stock Warrants		84	74
		Preferred Stock Warrants		334	420

Total Luminus Devices, Inc.				11,955	11,983
Maxvision Holding, LLC. (2.05%)(4)	Electronics & Computer Hardware	Senior Debt Matures April 2012 Interest rate Prime + 5.50%	$5,038	4,956	4,956
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$5,500	5,500	5,500
		Revolving Line of Credit Matures September 2012 Interest rate Prime +2.25%	$821	821	821
Maxvision Holding, LLC. (0.01%) (4)		Preferred Stock		81	81

Total Maxvision Holding, LLC				11,358	11,358
NetEffect, Inc. (0.43%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 11.95%	$2,282	2,244	2,244
		Preferred Stock Warrants		47	120

Total NetEffect, Inc.				2,291	2,364

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Shocking Technologies, Inc. (0.05%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 9.75%	$250	192	192
		Prefered Stock Warrants		63	95

Total Shocking Technologies, Inc.				255	287
SiCortex, Inc. (1.83%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 10.95%	$9,743	9,615	9,615
		Preferred Stock Warrants		164	446

Total SiCortex, Inc.				9,779	10,061
Spatial Photonics, Inc. (0.71%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2011 Interest rate 10.75%	$3,751	3,634	3,634
		Preferred Stock Warrants		130	274
Spatial Photonics, Inc. (0.09%)		Preferred Stock		500	500

Total Spatial Photonics Inc.				4,264	4,408
VeriWave, Inc. (0.88%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$3,747	3,710	3,710
		Revolving Line of Credit Matures May 2008 Interest rate Prime +1.00%	$990	990	990
		Preferred Stock Warrants		54	128

Total VeriWave, Inc.				4,754	4,828
ViDeOnline Communications, Inc. (0.05%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		298	289

Total ViDeOnline Communications, Inc.				298	289

Total Electronics & Computer Hardware (9.12%)				49,434	50,190

Aegerion Pharmaceuticals, Inc. (1.66%)(4)	Specialty Pharmaceuticals	Senior Debt Matures August 2010 Interest rate Prime + 2.50%	$8,924	8,877	8,877
		Preferred Stock Warrants		69	237
Aegerion Pharmaceuticals, Inc. (0.18%)(4)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				9,946	10,114
Panacos Pharmaceuticals, Inc. (3.55%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2011 Interest rate 11.20%	$20,000	19,332	19,332
		Common Stock Warrants		876	132
Panacos Pharmaceuticals, Inc. (0.03%)		Common Stock		410	140

Total Panacos Pharmaceuticals, Inc.				20,618	19,604
Quatrx Pharmaceuticals Company (2.40%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2010 Interest rate Prime + 3.00%	$13,135	13,038	13,038
		Preferred Stock Warrants		220	144
Quatrx Pharmaceuticals Company (0.14%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				14,008	13,932

Total Specialty Pharmaceuticals (7.96%)				44,572	43,650

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Annie's, Inc. (0.73%)	Consumer & Business Products	Senior Debt Matures April 2011 Interest rate LIBOR + 6.50%	$4,000	3,679	3,679
		Preferred Stock Warrants		321	323

Total Annie's, Inc.				4,000	4,002
BabyUniverse, Inc. (0.03%)(4)	Consumer & Business Products	Common Stock		267	145

Total BabyUniverse, Inc.				267	145
Market Force Information, Inc. (0.01%)(4)	Consumer & Business Products	Preferred Stock Warrants		24	53
Market Force Information, Inc. (0.09%)		Preferred Stock		500	500

Total Market Force Information, Inc.				524	553
Wageworks, Inc. (0.10%)(4)	Consumer & Business Products	Preferred Stock Warrants		252	562
Wageworks, Inc. (0.04%)		Preferred Stock		250	209

Total Wageworks, Inc.				502	771

Total Consumer & Business Products (1.00%)				5,293	5,471

Custom One Design, Inc. (0.19%)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$1,000	985	985
		Common Stock Warrants		18	53

Total Custom One Design, Inc.				1,003	1,038
iWatt Inc. (0.84%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$1,264	1,130	1,130
		Revolving Line of Credit Matures September 2007 Interest rate Prime + 1.75%	$3,235	3,235	3,235
		Preferred Stock Warrants		46	114
		Preferred Stock Warrants		51	59
		Preferred Stock Warrants		73	73

Total iWatt Inc.				4,535	4,611
NEXX Systems, Inc. (2.31%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$4,098	3,992	3,992
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$5,000	5,000	5,000
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.75%	$3,000	3,000	3,000
		Preferred Stock Warrants		165	670

Total NEXX Systems, Inc.				12,157	12,662
Quartics, Inc. (0.84%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.05%	$300	259	259
		Senior Debt Matures August 2010 Interest rate 8.80%	$4,200	4,200	4,200
		Preferred Stock Warrants		53	142

Total Quartics, Inc.				4,512	4,601

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solarflare Communications, Inc. (0.15%)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$625	560	560
		Preferred Stock Warrants		83	241
Solarflare Communications, Inc. (0.09%)		Preferred Stock		500	500

Total Solarflare Communications, Inc.				1,143	1,301

Total Semiconductors (4.42%)				23,350	24,213

Labopharm USA, Inc. (2.91%)(5)	Drug Delivery	Senior Debt Matures July 2008 Interest rate 11.95%	$15,000	14,587	14,587
		Common Stock Warrants		458	1,363

Total Labopharm USA, Inc.				15,045	15,950
Transcept Pharmaceuticals, Inc. (1.16%)(4)	Drug Delivery	Senior Debt Matures October 2009 Interest rate 10.69%	$6,119	6,077	6,077
		Preferred Stock Warrants		36	116
		Preferred Stock Warrants		51	162
Transcept Pharmaceuticals, Inc. (0.09%)(4)		Preferred Stock		500	500

Total Transcept Pharmaceuticals, Inc.				6,664	6,855

Total Drug Delivery (4.16%)				21,709	22,805

BARRX Medical, Inc. (0.14%)	Therapeutic
		Preferred Stock		1,500	758

Total BARRX Medical, Inc.				1,500	758
EKOS Corporation (1.00%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$5,000	4,733	4,733
		Preferred Stock Warrants		175	495
		Preferred Stock Warrants		153	263

Total EKOS Corporation				5,061	5,491
Gynesonics, Inc. (0.09%)(4)	Therapeutic	Preferred Stock Warrants		18	507
Gynesonics, Inc. (0.05%)		Preferred Stock		250	250

Total Gynesonics, Inc.				268	757
Novasys Medical, Inc. (1.16%)(4)	Therapeutic	Senior Debt Matures January 2010 Interest rate 9.70%	$6,614	6,370	6,370

Total Novasys Medical, Inc.				6,370	6,370
Power Medical Interventions, Inc. (0.00%)	Therapeutic	Common Stock Warrants		21	22

Total Power Medical Interventions, Inc.				21	22

Total Therapeutic (2.44%)				13,220	13,398

Invoke Solutions, Inc. (0.36%)(4)	Internet Consumer & Business Services	Senior Debt Matures December 2008 Interest rate Prime + 3.75%	$1,902	1,862	1,862
		Preferred Stock Warrants		56	98
		Preferred Stock Warrants		26	30

Total Invoke Solutions, Inc.				1,944	1,990
Prism Education Group Inc. (0.38%)	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$2,000	1,967	1,967
		Preferred Stock Warrants		43	97

Total Prism Education Group Inc.				2,010	2,064

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
RazorGator Interactive Group, Inc. (0.94%)	Internet Consumer & Business Services	Revolving Line of Credit Matures January 2009 Interest rate Prime + 1.80%	$1,000	1,000	1,000
		Preferred Stock Warrants		13	3,834
		Preferred Stock Warrants		28	319
RazorGator Interactive Group, Inc. (0.90%)		Preferred Stock		1,000	4,935

Total RazorGator Interactive Group, Inc.				2,041	10,088
Serious USA, Inc. (0.55%)	Internet Consumer & Business Services	Senior Debt Matures February 2011 Interest rate Prime + 3.00%	$2,450	2,377	2,377
		Revolving Line of Credit Matures July 2008 Interest rate Prime + 2.00%	$654	654	654
		Preferred Stock Warrants		93	8

Total Serious USA, Inc.				3,124	3,039

Total Internet Consumer & Business Services (3.13%)				9,119	17,181

Lilliputian Systems, Inc. (1.20%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$6,495	6,472	6,472
		Preferred Stock Warrants		48	100

Total Lilliputian Systems, Inc.				6,520	6,572

Total Energy (1.20%)				6,520	6,572

Active Response Group, Inc. (1.84%)	Information Services	Senior Debt Matures March 2012 Interest rate LIBOR + 6.55%	$10,000	9,892	9,892
		Preferred Stock Warrants		92	119
		Common Stock Warrants		46	89

Total Active Response Group, Inc.				10,030	10,100
Buzznet, Inc. (0.15%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.25%	$827	821	821
		Preferred Stock Warrants		9	14
Buzznet, Inc. (0.05%)		Preferred Stock		250	250

Total Buzznet, Inc.				1,080	1,085
hi5 Networks, Inc. (0.93%)	Information Services	Senior Debt Matures January 2011 Interest rate Prime + 2.5%	$3,000	3,000	3,000
		Revolving Line of Credit Matures July 2011 Interest rate 6.50%	$987	987	987
		Revolving Line of Credit Matures June 2011 Interest rate 7.75%	$1,000	810	810
		Preferred Stock Warrants		213	307

Total hi5 Networks, Inc.				5,010	5,104

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Jab Wireless, Inc. (1.48%)	Information Services	Senior Debt Matures January 2012 Interest rate 10.75%	$3,097	2,856	2,856
		Senior Debt Matures January 2012 Interest rate 10.00%	$1,903	1,903	1,903
		Senior Debt Matures January 2012 Interest rate 9.50%	$3,000	3,000	3,000
		Preferred Stock Warrants		265	378

Total Jab Wireless, Inc.				8,024	8,137
Solutionary, Inc. (1.41%)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$5,547	5,504	5,504
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,516	1,516	1,516
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.50%	$501	501	501
		Preferred Stock Warrants		94	225
		Preferred Stock Warrants		2	6
Solutionary, Inc. (0.05%)		Preferred Stock		250	250

Total Solutionary, Inc.				7,867	8,002
The Generation Networks, Inc. (2.97%)	Information Services	Senior Debt Matures March 2012 Interest rate Prime + 4.50%	$16,500	16,316	16,316
The Generation Networks, Inc. (0.09%)		Preferred Stock		500	500

Total The Generation Networks, Inc.				16,816	16,816
Wallop Technologies, Inc. (0.04%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.00%	$202	197	197
		Preferred Stock Warrants		7	13

Total Wallop Technologies, Inc.				204	210
Zeta Interactive Corporation (2.75%) (4)	Information Services	Senior Debt Matures November 2011 Interest rate Prime +2.00%	$7,000	6,843	6,843
		Senior Debt Matures November 2011 Interest rate Prime +3.00%	$8,000	8,000	8,000
		Preferred Stock Warrants		172	236
Zeta Interactive Corporation (0.09%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				15,515	15,579

Total Information Services (11.85%)				64,546	65,033

Novadaq Technologies, Inc. (0.18%)	Diagnostic	Common Stock		1,626	979

Total Novadaq Technologies, Inc.				1,626	979
Optiscan Biomedical, Corp. (0.02%)(4)	Diagnostic	Senior Debt Matures March 2008 Interest rate 15.00%	$52	52	52
		Preferred Stock Warrants		80	63
Optiscan Biomedical, Corp. (0.13%)		Preferred Stock		1,000	722

Total Optiscan Biomedical, Corp.				1,132	837

Total Diagnostic (0.33%)				2,758	1,816

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Guava Technologies, Inc. (1.00%)(4)	Biotechnology Tools	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$3,725	3,393	3,393
		Convertible Debt		250	250
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$1,575	1,575	1,575
		Preferred Stock Warrants		105	220
		Preferred Stock Warrants		68	36

Total Guava Technologies, Inc.				5,391	5,474
Kamada, Inc. (2.03%)(5)	Biotechnology Tools	Senior Debt Matures November 2011 Interest rate 10.60%	$11,000	10,572	10,572
		Common Stock Warrants		428	555

Total Kamada, Inc.				11,000	11,127
NuGEN Technologies, Inc. (0.36%)	Biotechnology Tools	Senior Debt Matures March 2010 Interest rate 11.70%	$1,706	1,649	1,649
		Preferred Stock Warrants		45	316
		Preferred Stock Warrants		33	30
NuGEN Technologies, Inc. (0.09%)		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				2,227	2,495

Total Biotechnology Tools (3.48%)				18,618	19,096

Crux Biomedical, Inc. (0.28%)	Surgical Devices	Senior Debt Matures October 2010 Interest rate Prime + 1.75%	$1,500	1,470	1,470
		Preferred Stock Warrants		37	63
Crux Biomedical, Inc. (0.05%)		Preferred Stock		250	250

Total Crux Biomedical, Inc.				1,757	1,783
Diomed Holdings, Inc. (1.09%)(4)	Surgical Devices	Senior Debt Matures July 2010 Interest rate 10.95%%	$6,000	5,966	5,966
		Common Stock Warrants		43	—

Total Diomed Holdings, Inc.				6,009	5,966
Light Science Oncology, Inc. (0.03%)	Surgical Devices	Preferred Stock Warrants		99	173

Total Light Science Oncology, Inc.				99	173

Total Surgical Devices (1.45%)				7,865	7,922

Glam Media, Inc. (0.91%)	Media/Content/ Info	Revolving Line of Credit Matures April 2009 Interest rate Prime + 1.25%	$5,000	4,518	4,518
Total Glam Media, Inc.		Preferred Stock Warrants		482	486

				5,000	5,004
Waterfront Media Inc. (1.12%)(4)	Media/Content/ Info	Senior Debt Matures December 2010 Interest rate Prime + 3.00%	$3,731	3,697	3,697
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 1.25%	$2,000	2,000	2,000
		Preferred Stock Warrants		60	438
Waterfront Media Inc. (0.18%)		Preferred Stock		1,000	1,000

Total Waterfront Media Inc.				6,757	7,135

Total Media/Content/Info (2.21%)				11,757	12,139

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2008

(continued)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Total Investments (96.69%)				$520,808	$530,763

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $20,401, $10,446 and $9,955, respectively.
(3)	Except for warrants in eight publicly traded companies and common stock in four publicly traded companies, all investments are restricted at March 31, 2008 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $1.1 million at March 31, 2008 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at March 31, 2008.
(5)	Non-U.S. company or the company's principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Investment income:
Interest	$14,239	$9,036
Fees	1,361	643

Total investment income	15,600	9,679
Operating expenses:
Interest	1,851	686
Loan fees	382	266
General and administrative	1,241	1,308
Employee Compensation:
Compensation and benefits	2,799	1,940
Stock-based compensation	327	254

Total employee compensation	3,126	2,194

Total operating expenses	6,600	4,454
Net investment income	9,000	5,225
Net realized gain on investments	2,958	290
Net (decrease) increase in unrealized appreciation on investments	(921)	816

Net realized and unrealized gain	2,037	1,106

Net increase in net assets resulting from operations	$11,037	$6,331

Net investment income before investment gains and losses per common share:
Basic	$0.28	$0.23

Diluted	$0.28	$0.23

Change in net assets per common share:
Basic	$0.34	$0.28

Diluted	$0.34	$0.27

Weighted average shares outstanding
Basic	32,629	22,871

Diluted	32,639	23,120

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in excess of par value	Deferred Stock Compensation	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2006	21,927	$22	$257,235	$—	$2,861	($1,972)	($2,733)	$—	$255,413
Net increase net assets resulting from operations	—	—	—	—	816	290	5,225	—	6,331
Issuance of common stock	12	—	166	—	—	—	—	—	166
Issuance of common stock in public offering overallotment exercise	840	1	10,851	—	—	—	—	—	10,852
Issuance of common stock from warrant exercises	256	—	2,707	—	—	—	—	—	2,707
Issuance of common stock under dividend reinvestment plan	56	—	783	—	—	—	—	—	783
Dividends declared	—	—	—	—	—	—	(6,895)	—	(6,895)
Conversion to a regulated investment company and other tax items	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	254	—	—	—	—	—	254

Balance at March 31, 2007	23,091	$23	$271,996	$—	$3,677	($1682)	($4403)	$—	$269,611

Balance at December 31, 2007	32,541	$33	$393,530	($78)	$10,129	$819	($3,557)	($139)	$400,737
Net increase in net assets resulting from operations	—	—	—	—	(921)	2,958	9,000	—	11,037
Issuance of common stock	2	—	21	—	—	—	—	—	21
Issuance of common stock under dividend reinvestment plan	—	—	—	—	—	—	—	—	—
Issuance of common stock under restricted stock plan	225	—	2,745	(2,745)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(9,763)	—	(9,763)
Stock-based compensation	—	—	327	75	—	—	—	—	402

Balance at March 31, 2008	32,768	$33	$396,623	($2748)	$9,208	$3,777	($4320)	($139)	$402,434

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,037	$6,331
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(49,791)	(80,231)
Principal payments received on investments	48,875	21,898
Proceeds from sale of investments	3,757	873
Net unrealized appreciation (depreciation) on investments	578	(871)
Net unrealized appreciation on investments due to lender	343	55
Net realized gain on investments	(2,958)	(290)
Warrant values for loans not funded	—	(139)
Accretion of paid-in-kind principal	(184)	—
Accretion of loan discounts	(1,012)	(474)
Accretion of loan exit fees	(3)	(283)
Depreciation	60	47
Stock-based compensation	327	254
Amortization of restricted stock	74	—
Common stock issued in lieu of director compensation	21	166
Amortization of deferred loan origination revenue	(1,042)	(662)
Change in operating assets and liabilities:
Interest receivable	(443)	(786)
Prepaid expenses and other assets	117	(751)
Income tax receivable	—	29
Accounts payable	(174)	575
Income tax payable	(132)	—
Accrued liabilities	(3,489)	(1,714)
Deferred loan origination revenue	1,418	1,524

Net cash provided by (used in) operating activities	7,379	(54,449)
Cash flows from investing activities:
Purchases of capital equipment	(247)	(87)
Other long-term assets	—	173

Net cash provided by (used in) investing activities	(247)	86
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	13,560
Dividends paid	(9,763)	(6,113)
Borrowings of credit facilities	33,700	87,000
Repayments of credit facilities	(25,000)	(15,000)
Fees paid for credit facilities and debentures	(121)	—

Net cash provided by (used in) financing activities	(1,184)	79,447
Net increase in cash	5,948	25,084
Cash and cash equivalents at beginning of period	7,856	16,404

Cash and cash equivalents at end of period	$13,804	$41,488

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Investments

All investments are recorded at fair value with any changes in fair value recognized in the statement of consolidated operations as net increase (decrease) in unrealized appreciation. Value is defined in Section 2(a)(41) of the 1940 Act, as (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Because the Company invests primarily in structured mezzanine debt investments (“debt”) and equity growth capital (“equity”) of privately-held technology-related and life-science companies backed by leading venture capital and private equity firms, the Company values substantially all of its investments at fair value, as determined in good faith by the Board of Directors in accordance with established valuation policies and consistently applied procedures and the recommendations of the Valuation Committee of the Board of Directors. At March 31, 2008, approximately 97% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors.

Estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company determines fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. Fair value established in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether an instrument is carried at fair value. The Company adopted SFAS 157 for the quarter ending March 31, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company has categorized all investments recorded at fair value in accordance with SFAS 157 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date. The types of assets carried at Level 1 fair value generally are equities listed in active markets.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are warrants held in a public company.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are the debt investments and warrants held in a private company. For loan and debt securities, the Company has performed a yield analysis assuming a hypothetical current sale of the security. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, the Company will use the value determined by the yield analysis as the fair value for that security.

The Company will record unrealized depreciation on investments when it determines that the fair value of a security is less than its cost basis, and will record unrealized appreciation when it determines that the fair value is greater than its cost basis.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Assets at Fair Value as of March 31, 2008
(in thousands) Description	3/31/2008	Quoted Prices In Active Markets For Idendtial Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$468,140	$—	$—	$468,140
Senior debt-second lien	11,717	—	—	11,717
Preferred stock	24,546	—	—	24,546
Common stock	2,000	2,000	—	—
Warrants	24,360	—	2,999	21,361

	$530,763	$2,000	$2,999	$525,764

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

At March 31, 2008 and December 31, 2007, the Company had investments in two portfolio companies deemed to be Affiliates. One investment is a non income producing equity investment and one portfolio company became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $38,000 since these investments became Affiliates.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of March 31, 2008 and December 31, 2007 at fair value is shown as follows:

	March 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$432,038	81.4%	$429,760	81.1%
Senior debt	59,700	11.2%	61,483	11.6%
Preferred stock	24,546	4.6%	23,265	4.4%
Senior debt-second lien with warrants	12,057	2.3%	12,078	2.3%
Common Stock	2,000	0.4%	2,938	0.5%
Subordinated debt with warrants	422	0.1%	448	0.1%

	$530,763	100.0%	$529,972	100.0%

A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	March 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$501,439	94.5. %	$512,724	96.8%
Canada	15,950	3.0%	15,001	2.8%
Israel	13,374	2.5%	2,247	0.4%

	$530,763	100.0%	$529,972	100.0%

The following table shows the fair value of our portfolio by industry sector at March 31, 2008 and December 31, 2007 (excluding unearned income):

	March 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$116,477	21.9%	$114,014	21.5%
Drug discovery	90,092	17.0%	95,294	18.0%
Information services	65,038	12.3%	58,464	11.0%
Electronics & computer hardware	50,192	9.5%	50,953	9.6%
Specialty pharmaceuticals	43,651	8.2%	45,646	8.6%
Software	34,705	6.5%	38,963	7.4%
Semiconductors	24,214	4.6%	25,501	4.8%
Drug delivery	22,806	4.3%	22,725	4.3%
Biotechnology tools	19,095	3.6%	9,714	1.8%
Internet consumer & business services	17,181	3.2%	16,918	3.2%
Therapeutic	13,572	2.6%	12,853	2.4%
Media/Content/Info	12,132	2.3%	7,193	1.4%
Surgical Devices	7,748	1.5%	16,821	3.2%
Energy	6,573	1.2%	7,016	1.3%
Consumer & business products	5,471	1.0%	2,817	0.5%
Diagnostic	1,816	0.3%	2,316	0.5%
Advanced Specialty Materials & Chemicals	—	0.0%	2,764	0.5%

	$530,763	100.0%	$529,972	100.0%

During the three-month period ended March 31, 2008, the Company made investments in debt securities totaling approximately $49.1 million and made investments in equity securities of approximately $700,000.

During the three-month period ended March 31, 2008, the Company realized gains of approximately $3.1 million from the sale of common stock of one advanced specialty materials and chemicals company and approximately $400,000 from the acquisition of one software company and one medical device and equipment company. The Company recognized realized losses in the first quarter of 2008 of approximately $566,000 on the acquisition of one semiconductor company.

During the quarter ended March 31, 2008, the Company revised the marketability discount it applies to its private company warrants. As a result of the revision to the discounts applied to the warrants, it recognized an unrealized gain of approximately $5.3 million during the quarter representing an increase to net assets from operations of approximately $0.16 per share.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with Statement of Financial Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases (“FAS 91”). The Company had approximately $7.0 million and $6.6 million of unamortized fees at March 31, 2008 and December 31, 2007, respectively, and approximately $2.0 million and $2.0 million in exit fees receivable at March 31, 2008 and December 31, 2007, respectively.

While not significant to the total debt investment portfolio, the Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $186,000 and $381,000 in PIK income at March 31, 2008 and December 31, 2007, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio companies’ assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2008, approximately 33 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 43 portfolio company loans were prohibited from pledging or encumbering their intellectual property and one portfolio company with a second lien facility. See “Part II—Item 1A—Risk Factors.”

3. Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, has a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The Credit Facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250 million. The Company paid a structuring fee of $375,000 which will be expensed ratably through maturity. At March 31, 2008, the Company had $72.9 million outstanding under the Credit Facility.

The Credit Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the three-month period ended March 31, 2008, the Company recorded an additional liability and reduced its unrealized gains by approximately $399,000 to account for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $1.1 million at March 31, 2008 and is included in accrued liabilities and reduces the unrealized appreciation recognized by the Company at March 31, 2008. Since inception of the agreement, the Company has paid Citigroup approximately $680,000 under the warrant participation agreement, thereby reducing its realized gains by that amount.

As of March 31, 2008, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $273.5 million to Hercules Funding Trust I and had drawn $72.9 million under the Credit Facility. Transfers of loans have not met the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the quarter ended March 31, 2008 was approximately $77.3 million and the average interest rate was approximately 4.5%, excluding facility fees.

The Company plans to aggregate pools of funded loans using the Credit Facility or other conduits that it may seek until a sufficiently large pool of unfunded loans is created which can then be securitized at a later date. The Company expects that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that the Company will be able to complete this securitization strategy, or that it will be successful.

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million, subject to periodic adjustments by the SBA. With $63.6 million of regulatory capital as of March 31, 2008, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $70.1 million was outstanding as of March 31, 2008. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

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

Through its wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of March 31, 2008, HT II could draw up to $127.2 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA as announced on March 26, 2008 at 5.471%. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

At March 31, 2008 and December 31, 2007, the Company had the following borrowing capacity and outstandings:

	March 31, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$72,900	$250,000	$79,200
SBA Debenture	127,200	70,050	127,200	55,050

Total	$377,200	$142,950	$377,200	$134,250

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

Taxable income includes the Company’s taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of the Company’s election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

For the quarter ended March 31, 2008, the Company declared a distribution of $0.34 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of March 31, 2008, approximately $0.30 or 100.0% would be from ordinary income and split over earnings from 2007, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2008 distributions to shareholders will actually be.

If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

At December 31, 2007, the Company had excess taxable income of approximately $4.2 million available for distribution to shareholders in 2008. Excess taxable income for 2007 represents ordinary income and capital gains.

In accordance with regulated investment company distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2007 before the Company files its 2007 tax return in September, 2008, and the Company must pay such dividends by December 31, 2008.

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

A summary of activity in the 5 Year Warrants initially attached to units issued for the three months ended March 31, 2008 is as follows:

Five-Year Warrants
Outstanding at December 31, 2007	371,937
Warrants issued	—
Warrants cancelled	—
Warrants exercised	—

Outstanding at March 31, 2008	371,937

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

During the three months ended March 31, 2008, the Company granted approximately 225,000 restricted shares pursuant to the 2004 Plan and vest 25% on an annual basis from the date of grant. Deferred compensation cost of approximately $2.7 million will be recognized ratably over the four year vesting period. During the three months ended March 31, 2008 the Company recognized compensation expense related to restricted stock of approximately $75,000. There was no compensation expense related to restricted stock during the three months ended March 31, 2007.

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

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the three months ended March 31 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at December 31, 2007	2,920,513	10,692
Granted	1,031,836	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2008	3,952,349	10,692

Weighted-average exercise price at March 31, 2008	$13.17	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2008, options for approximately 1.9 million shares were exercisable at a weighted average exercise price of approximately $13.17 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options and warrants granted under the 2006 and 2004 Plan during the three month periods ended March 31, 2008 and 2007 was approximately $1.0 million and 1.3 million, respectively. During the three month periods ended March 31, 2008 and 2007, approximately $327,000 and $254,000 of share-based cost was expensed, respectively. As of March 31, 2008, there was approximately $2.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three month periods ended March 31, 2008 and 2007:

	2008	2007
Expected Volatility	24%	24%
Expected Dividends	8%	8%
Expected term (in years)	4.5	4.5
Risk-free rate	2.27% - 2.69%	4.47% - 4.88%

7. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three months ended March 31,
(in thousands, except per share data)	2008	2007
Net increase in net assets resulting from operations	$11,037	$6,331
Weighted average common shares outstanding	32,629	22,871
Change in net assets per common share - basic	$0.34	$0.28

Net increase (decrease) in net assets resulting from operations	$11,037	$6,331
Weighted average common shares outstanding	32,629	22,871
Dilutive effect of warrants and stock options	10	249

Weighted average common shares outstanding, assuming dilution	32,639	23,120
Change in net assets per common share - assuming dilution	$0.34	$0.27

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three month periods ended March 31, 2008 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 3.9 million and 988,000 shares, respectively.

8. Related-Party Transactions

During February 2007, Farallon Capital Management, L.L.C and its related affiliates and Manuel Henriquez, the Company’s CEO, exercised warrants to purchase 132,480 and 75,075 shares of the Company’s common stock, respectively. The exercise price of the warrants was $10.57 per share resulting in net proceeds to the company of approximately $2.2 million.

In conjunction with the Company’s public offering completed on June 4, 2007 and the related overallotment exercise, the Company agreed to pay JMP Securities LLC a fee of approximately $1.6 million as co-manager of the offering.

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $3,300 in brokerage commissions during the three month periods ended March 31, 2008. The Company did not pay any brokerage commissions during the three months ended March 31, 2007.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands, except per share data)	2008		2007
Per share data:
Net asset value at beginning of period	$12.31		$11.65
Net investment income	0.28		0.23
Net realized gain on investments	0.09		0.01
Net unrealized appreciation on investments	(0.03)		0.04

Total from investment operations	0.34		0.28

Net increase/(decrease) in net assets from capital share transactions	(0.08)		0.04
Distributions	(0.30)		(0.30)
Stock-based compensation expense included in investment income (1)	0.01		0.01

Net asset value at end of period	$12.28		$11.68

Ratios and supplemental data:
Per share market value at end of period	$10.86		$13.70
Total return	-5.26	% (2)	-1.74	% (2)
Shares outstanding at end of period	32,768		23,091
Weighted average number of common shares outstanding	32,629		22,871
Net assets at end of period	$402,434		$269,611
Ratio of operating expense to average net assets (annualized)	6.53%		6.70%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	8.91%		7.87%
Average debt outstanding	$139,337		$38,211
Weighted average debt per common share	$4.27		$1.67
Portfolio turnover	0.70%		0.29%

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

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at March 31, 2008 totaled approximately $128.4 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $218,000 and $151,000 during the three-month periods ended March 31, 2008 and 2007, respectively.

The following table shows our contractual obligations as of March 31, 2008:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	4-5 years	After 5 years
Borrowings (4)	$142,950	$72,900	$—	$—	$70,050
Operating Lease Obligations	3,913	841	2,102	970	—

Total	$146,863	$73,741	$2,102	$970	$70,050

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	Borrowings under the Credit Facility are listed based on the contractual maturity of the credit facility. Actual repayments could differ significantly due to prepayments by the Company’s existing portfolio companies, modifications of current agreements with existing portfolio companies and modification of the credit facility.

(3)	The Company also has a warrant participation agreement with Citigroup. See Note 3.

(4)	Includes borrowings under the Credit Facility and the SBA debentures.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on imputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether an instrument is carried at fair value.

SFAS 157 also (i) nullifies the guidance in EITF 02-3 that precluded recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable imputs; (ii) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value; (iii) precludes the use of a liquidity or block discount when measuring instruments trading in an active market at fair value; and (iv) requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred.

The Company adopted SFAS 157 effective January 1, 2008. No material change to the Company’s financial statements resulted from its adoption of SFAS 157. For additional information regarding the Company’s adoption of SFAS 157 see Note 2, “Investments,” to the Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

12. Subsequent Events

On May 8, 2008 the Board of Directors declared a dividend of $0.34 per share for the first quarter, payable on June 16, 2008 to shareholders of record as of May 16, 2008.

On May 7, 2008, the Company amended and renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $135.0 million and extending the expiration date to October 31, 2008. Under the terms of the agreement, the Company paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% that will be charged on any unused portion of the facility. The Credit Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. The Company is also in preliminary discussions with other large national banks who are interested in potentially providing it with additional debt capital.

On April 22, 2008, GlaxoSmithKline announced that the company has entered into a definitive agreement with Sirtris Pharmaceuticals to acquire the company for approximately $720 million through a cash tender offer of $22.50 per share. The acquisition has been approved by the board of directors of each company and is subject to customary closing conditions, including the tender of at least a majority of Sirtris’ shares and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The parties anticipate that the tender offer will be commenced in early May and close in the second quarter of 2008. Upon the closing of the acquisition, the Company anticipates a realized gain of approximately $2.2 million, or $0.07 per share.

On May 7, 2008, Gomez, Inc. announced that it has filed a registration statement with the SEC relating to a proposed initial public offering of shares of its common stock.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. During 2007 and the three month period ended March 31, 2008, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

Portfolio and Investment Activity

The total value of our investment portfolio was $530.8 million at March 31, 2008 as compared to $530.0 million at December 31, 2007. During the three months ended March 31, 2008, we made debt commitments to five portfolio companies totaling $65.0 million and funded approximately $49.1 million to 12 companies. We also make an equity commitment of 250,000 to one portfolio company and made equity investments in two portfolio companies totaling $700,000 during the quarter ended March 31, 2008, bringing total equity investments at fair value to approximately $26.5 million. The fair value of our warrant portfolio at March 31, 2008 and March 31, 2007 was approximately $24.4 million and $10.5 million respectively. At March 31, 2008, we had unfunded contractual commitments of $128.4 million to 24 portfolio companies. In addition, as of March 31, 2008, we executed non-binding term sheets with 11 prospective portfolio companies, representing approximately $90.3 million.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the three month period ended March 31, 2008, we received normal principal repayments of $21.0 million, and early repayments and working line of credit paydowns totaling $27.9 million. Total portfolio investment activity (exclusive of unearned income) as of the three month period ended March 31, 2008 is as follows:

(in millions)	March 31, 2008
Beginning Portfolio	$530.0
Purchase of investments	49.1
Equity Investments	0.7
Principal payments received on investments	(21.0)
Early pay-offs and recoveries	(27.9)
Proceeds from sale of investments	(3.7)
Accretion of loan discounts and paid-in-kind principal	1.2
Net realized and unrealized change in investments	2.4

Ending Portfolio	$530.8

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

	March 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$432,037	81.4%	$429,760	81.1%
Senior debt	59,700	11.2%	61,483	11.6%
Preferred stock	24,546	4.6%	23,265	4.4%
Senior debt-second lien with warrants	12,057	2.3%	12,078	2.3%
Common Stock	2,000	0.4%	2,938	0.5%
Subordinated debt with warrants	422	0.1%	448	0.1%

	$530,763	100.0%	$529,972	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$501,439	94.5%	$512,724	96.8%
Canada	15,950	3.0%	15,001	2.8%
Israel	13,374	2.5%	2,247	0.4%

	$530,763	100.0%	$529,972	100.0%

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

At March 31, 2008, we had investments in two portfolio companies deemed to be Affiliates. One investment is a non income producing equity investment and one portfolio company became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $38,000 since these investments became Affiliates. No realized gains or losses related to Affiliates were recognized during the three month period ended March 31, 2008.

The following table shows the fair value of our portfolio by industry sector at March 31, 2008 and December 31, 2007 (excluding unearned income):

	March 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$116,477	21.9%	$114,014	21.5%
Drug discovery	90,092	17.0%	95,294	18.0%
Information services	65,038	12.3%	58,464	11.0%
Electronics & computer hardware	50,192	9.5%	50,953	9.6%
Specialty pharmaceuticals	43,651	8.2%	45,646	8.6%
Software	34,705	6.5%	38,963	7.4%
Semiconductors	24,214	4.6%	25,501	4.8%
Drug delivery	22,806	4.3%	22,725	4.3%
Biotechnology tools	19,095	3.6%	9,714	1.8%
Internet consumer & business services	17,181	3.2%	16,918	3.2%
Therapeutic	13,572	2.6%	12,853	2.4%
Media/Content/Info	12,132	2.3%	7,193	1.4%
Surgical Devices	7,748	1.5%	16,821	3.2%
Energy	6,573	1.2%	7,016	1.3%
Consumer & business products	5,471	1.0%	2,817	0.5%
Diagnostic	1,816	0.3%	2,316	0.5%
Advanced Specialty Materials & Chemicals	—	0.0%	2,764	0.5%

	$530,763	100.0%	$529,972	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$18,657	3.9%	$27,678	5.7%
2	353,955	73.7	341,598	70.9
3	98,698	20.6	103,380	21.4
4	8,547	1.8	9,467	2.0
5	—	—	—	—

	$479,257	100.00%	$482,123	100.00%

As of March 31, 2008, our investments had a weighted average investment grading of 2.21 as compared to 2.20 at December 31, 2007. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At March 31, 2008, 19 portfolio companies were graded 3 and three portfolio companies were graded 4, as compared to 15 and three portfolio companies, respectively, at December 31, 2007.

The effective yield on our debt investments during the year was 12.6% which was lower than the effective yield of 13.9% in the preceding quarter due to lower interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments and decreases in the yields of our valuable rate loans. The overall weighted average yield to maturity of our loan obligations was approximately 12.64% at March 31, 2008, attributed to increased investments to both expansion- and established-stage companies and asset based financing offered to more mature companies seeking revolver type financing solutions. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $30.0 million, with an average initial principal balance of between $1.0 million and $15.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime rate to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At March 31, 2008, approximately 33 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 43 portfolio company loans were prohibited from pledging or encumbering their intellectual property and one portfolio company with a second lien facility. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of March 31, 2008, we have received warrants in connection with the majority of our debt investments in each portfolio company, and have realized gains on 12 warrant positions since inception. During the three-month period ended March 31, 2008, we realized gains of approximately $3.1 million from the sale of common stock of one advanced specialty materials and chemicals company and approximately $400,000 from the acquisition of one software company and one medical device and equipment company. We recognized realized losses in the first quarter of 2008 of approximately $566,000 on the acquisition of one semiconductor company.

Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. We currently hold warrants in 83 portfolio companies, with a fair value of approximately $24.4 million included in the investment portfolio of $530.8 million. The fair value of the warrant portfolio has increased by $13.8 million or 131% as compared to the fair value of $10.5 million at March 31, 2007. These warrant holdings would allow us to invest approximately $51.8 million if such warrants are exercised. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 and 2007

Operating Income

Interest income totaled approximately $14.2 million for the three-month period ended March 31, 2008, compared with $9.0 million for the three month period ended March 31, 2007. Income from commitment, facility and loan related fees totaled approximately $1.4 million and $643,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The increases in interest income and income from commitment, facility and loan related fees are the result of higher average loan balances outstanding due to origination activity and yield from the related investments. At March 31, 2008, we had approximately $7.0 million of deferred revenue related to commitment and facility fees, as compared to approximately $4.3 million as of March 31, 2007.

Operating Expenses

Operating expenses totaled approximately $6.6 million and $4.5 million during the three-month periods ended March 31, 2008 and 2007, respectively. Operating expenses for the three-month periods ended March 31, 2008 and 2007 included interest expense, loan fees and unused commitment fees of approximately $2.2 million and $952,000, respectively. The 135.0% increase in these expenses relates to higher average outstanding debt balance of $139.3 million in the first quarter of 2008 as compared to $38.2 million in the first quarter of 2007 and higher fees for our SBA debenture. Employee compensation and benefits were approximately $2.8 million and $1.9 million during the three-month periods ended March 31, 2008 and 2007, respectively. The increase in compensation expense was primarily attributable to office expansion in new markets, an increase in our headcount from 29 employees at March 31, 2007 to 45 employees at March 31, 2008 and increases in salaries and bonuses from March 31, 2007 to March 31, 2008. General and administrative expenses which include legal and accounting fees, insurance premiums, rent and various other expenses decreased to $1.2 million from $1.3 million during the first quarter of 2007 primarily due to lower compensation expense for our Board of Directors. In addition, we incurred approximately $327,000 of stock-based compensation expense in the first quarter of 2008 as compared to $254,000 in the first quarter of 2007. The increase was due to additional option grants made to employees in the first quarter of 2008.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before provision for income tax expense for the three-months ended March 31, 2008 totaled $9.0 million as compared with net investment income before provision for income tax expense in the first quarter of 2007 of approximately $5.2 million. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

During the three-month period ended March 31, 2008, we generated realized gains totaling approximately $3.1 million from the sale of common stock of one advanced specialty materials and chemicals company and approximately $400,000 from the acquisition of one software company and one medical device and equipment company. We recognized realized losses in the first quarter of 2008 of approximately $566,000 on the acquisition of one semiconductor company. During the three-months ended March 31, 2007, we generated a net realized gain totaling approximately $290,000 due to the sale of equity and warrants in one portfolio company. A summary of realized and unrealized gains and losses for the three-month periods ended March 31, 2008 and 2007 is as follows:

	March 31, 2008	March 31, 2007
($ in millions)
Realized gains	3.5	0.3
Realized losses	(0.5)	—

Net realized gains	$3.0	$0.3

During the three-month periods ended March 31, 2008, net unrealized investment depreciation totaled approximately $921,000 and the net unrealized appreciation during the three-month period ended March 31, 2007 was $816,000. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. During the quarter ended March 31, 2008, we revised the marketability discount we apply to our private company warrants. As a result of the revision to the discounts applied to the warrants we recognized an unrealized gain of approximately $5.3 million during the quarter. As of March 31, 2008, the net unrealized investment gains recognized by the company were reduced by approximately $1.1 million for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under Note 3 to the consolidated financial statements. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three-month period ended March 31, 2008:

	March 31, 2008
	Companies	Amount
($ in thousands)
Gross unrealized appreciation on portfolio investments	56	$5,378
Gross unrealized depreciation on portfolio investments	26	(3,798)
Reversal of prior period net unrealized appreciation upon a realization		(2,150)
Citigroup Warrant Participation		(351)

Net unrealized appreciation/(depreciation) on portfolio investments		$(921)

We anticipate that we will achieve eight to 10 exit events during 2008. As of March 31, 2008, three portfolio companies have achieved liquidity events.

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

If we do not distribute at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

At December 31, 2007, we had excess taxable income of $4.2 million available for distribution to shareholders in 2008. Excess taxable income for 2007 represents ordinary income and capital gains.

In accordance with regulated investment company distribution rules, we are required to declare current year dividends to be paid from carried over excess taxable income from 2007 before we file our 2007 tax return in September, 2008, and we must pay such dividends by December 31, 2008.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three-months ended March 31, 2008, net income totaled approximately $11.0 million compared to net income of approximately $6.3 million for the three-months ended March 31, 2007. These changes are made up of the items previously described.

Basic and fully diluted net income per share was $0.34 for the three-months ended March 31, 2008 as compared to a basic and fully diluted income per share of $0.28 and $0.27, respectively, for the three-months ended March 31, 2007.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2008, we had approximately $13.8 million in cash and cash equivalents and available borrowing capacity of approximately $177.1 million under our Credit Facility and approximately $57.1 million available under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

For the quarter ended March 31, 2008, net cash provided by operating activities totaled approximately $7.4 million as compared to net cash used in operating activities of approximately $54.4 million for the quarter ended March 31, 2007. This change was primarily due to a decrease of approximately $30.4 million in the purchase of investments in our portfolio to $49.8 million offset by $48.9 million of principal payments in the first quarter 2008 as compared $80.2 million used for investment in our portfolio companies offset by $21.9 million in principal repayments in the first quarter of 2007. Cash used in investing activities for the quarter ended March 31, 2008 totaled approximately $247,000 and was primarily used for the purchase of capital equipment. Net cash used in financing activities totaled $1.2 million for the quarter ended March 31, 2008 and was primarily comprised of net borrowings of $8.7 million offset by a cash dividend payment of $9.8 million. In the quarter ended March 31, 2007, we received approximately $13.6 million in net proceeds from the sale of common stock, $72.0 million of net credit facility borrowings and made cash dividend payments of $6.1 million.

As of March 31, 2008, net assets totaled $402.4 million, with a net asset value per share of $12.28. We intend to generate additional cash primarily from equity capital, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. As a result of the exemptive relief we received related to our SBA debt, we are able to exceed the 1:1 leverage ratio required by the 1940 Act. In order to fully leverage the Company, we would need to obtain additional credit. There can be no assurances that we will seek to, or be successful in, leveraging the Company further.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of March 31, 2008 was approximately 748%.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of March 31, 2008, we had $72.9 million outstanding under the Credit Facility and approximately $70.1 million under the SBA program. As of March 31, 2008, there were $273.5 million of loans in the collateral pool and, based on eligible loans in the pool and existing advance rates, we have access to approximately $61.5 million of borrowing capacity available under our $250.0 million securitized credit facility. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Credit Facility. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. See Note 3 to the consolidated financial statements for discussion of the participation right. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Credit Facility.

At March 31, 2008 and December 31, 2007, we had the following borrowing capacity and outstandings:

	March 31, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$250,000	$72,900	$250,000	$79,200
SBA Debenture	127,200	70,050	127,200	55,050

Total	$377,200	$142,950	$377,200	$134,250

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. We have a committment from the SBA permitting us to draw up to $127.2 million from the SBA, subject to certain regulatory requirements. At March 31, 2008, we had a net investment of $63.6 million in HT II, and there are investments in 34 companies with a fair value of approximately $137.5 million. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company.

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

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2008, we had unfunded commitments of approximately $128.4 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2008:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	4-5 years	After 5 years
Borrowings (4)	$142,950	$72,900	$—	$—	$70,050
Operating Lease Obligations	3,913	841	2,102	970	—

Total	$146,863	$73,741	$2,102	$970	$70,050

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)	Borrowings under our Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of our current agreements with our existing portfolio companies and modification of the credit facility.

(3)	We also have a warrant participation agreement with Citigroup as discussed below.

(4)	Includes borrowings under our Credit Facility and the SBA debentures.

Borrowings

We, through Hercules Funding Trust I, an affiliated statutory trust, have a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The Credit Facility is a one year facility and is renewable on May 1, 2008 with an interest rate of LIBOR plus a spread of 1.20% and borrowing capacity of $250 million. We intend to initiate renewal negotiations on the Credit Facility in the first quarter of 2008. See Note 12, “Subsequent Events” to our Consolidated Financial Statements included in Item 1. We paid a structuring fee of $375,000 which will be expensed ratably through maturity. At March 31, 2008, we had $72.9 million outstanding under the Credit Facility.

The Credit Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 55% of eligible loans. The Credit Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the three-month period ended March 31, 2008, we recorded an additional liability and reduced the unrealized gains by approximately $399,000 to account for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $1.1 million at March 31, 2008 and is included in accrued liabilities and reduces the unrealized gain we recognized at March 31, 2008. Since inception of the agreement, we have paid Citigroup approximately $680,000 under the warrant participation agreement, thereby reducing our realized gains by that amount.

At March 31, 2008, we, through our SPE, had transferred pools of loans and warrants with a fair value of approximately $273.5 million to Hercules Funding Trust I and had drawn approximately $72.9 million under the Credit Facility. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining as investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the quarter ended March 31, 2008 was approximately $77.3 million and the average interest rate was approximately 4.5%, excluding facility fees.

On May 7, 2008, we amended and renewed our Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $135.0 million and extending the expiration date to October 31, 2008. Under the terms of the agreement, we paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% that will be charged on any unused portion of the facility. The Credit Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms.

At March 31, 2008, we had excess capacity of approximately $177.0 million on our $250.0 million line of Credit Facility. As such, we made the decision to decrease the amount of our Credit Facility to mitigate the adverse impact on earnings for the cost related to the renewal and unused fees. We believe our relationships with our existing partners and other credit providers will allow us the flexibility to expand the facility as needed in the short-term.

We plan to aggregate pools of funded loans using the Credit Facility or other conduits that we may seek until a sufficiently large pool of funded loans is created which can then be securitized at a later date. We expect that any loans included in a securitization facility may be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that we will be able to complete this securitization strategy, or that it will be successful.

In January 2005, we formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory Capital. As of March 31, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $127.2 million, subject to periodic adjustments by the SBA. With $63.6 million of regulatory capital as of March 31, 2008, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $70.1 million are outstanding as of March 31, 2008. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

As of March 31, 2008, assets held by HT II represented approximately 26.5% of the total assets of the Company.

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

        Through our wholly-owned subsidiary HT II, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of March 31, 2008, HT II could draw up to $127.2 million of leverage from the SBA subject to SBA regulations. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12.0 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA as announced on March 26, 2008 at 5.471%. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300

			$2.725

On May 8, 2008, we announced that our Board of Directors approved a dividend of $0.34 per share to shareholders of record as of May 16, 2008 and payable on June 16, 2008. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of its distributions year-to-date as of March 31, 2008, $0.30 or 100.0% would be from ordinary income and spill-over earnings from 2007, however there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2007 distributions to stockholders will actually be.

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

At March 31, 2008, approximately 97% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process in accordance with the provisions of SFAS No. 157, Fair Value Measurement (“SFAS 157”) and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Consistent with SFAS 157, we determine fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. In accordance with SFAS 157, the Company has considered the principal market, or the market in which the Company exits its portfolio investments with the greatest volume and level of activity. SFAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a constant basis for determining the fair value of portfolio investments. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value.

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

Estimating fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. We determine fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. Fair value established in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

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

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date. The types of assets carried at Level 1 fair value generally are equities listed in active markets.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are warrants held in a public company.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are the debt investments and warrants held in a private company. For loan and debt securities, we have performed a yield analysis assuming a hypothetical current sale of the security. The yield analysis considers changes in interest rates and changes in leverage levels of the portfolio company as compared to the market interest rates and leverage levels. Assuming the credit quality of the portfolio company remains stable, we will use the value determined by the yield analysis as the fair value for that security.

We will record unrealized depreciation on investments when we determine that the fair value of a security is less than its cost basis, and will record unrealized appreciation when we determine that the fair value is greater than its cost basis.

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2008, we had one loan on non-accrual status with a fair value of approximately $2.6 million. There were no loans on non-accrual status as of March 31, 2007.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month period ended March 31, 2008, approximately $186,000 in PIK income was recorded. There was no PIK income recorded in during the three-month period ended March 31, 2007.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2008, approximately 48% of our portfolio loans were at fixed rates and 52% of our loans were at variable rates. Over time additional investments may be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten-year treasury every March and September for borrowings of the preceding six months. At March 31, 2008, the borrowing rate under the Credit Facility was LIBOR plus a spread of 1.20%.The borrowing rate under the SBA facility for approximately $12.0 million of fixed rate borrowings was approximately 5.5% and the rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA as announced on March 26, 2008 at 5.471%. In addition, the SBA charges an annual fee of 0.906%.

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

At March 31, 2008, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Current market conditions have impacted debt and equity capital markets in the United States.

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

We may currently be in a period of capital markets disruption and slowing economic growth or recession.

We believe that in 2007 and into 2008, the U.S. capital markets entered into a period of disruption as evidenced by increasing spreads between the yields realized on riskier debt securities and those realized on risk-free securities and a lack of liquidity in parts of the debt capital markets. We believe the United States and other countries may also be in a period of slowing economic growth or a recession. This period may increase the probability that these risks could negatively impact us.

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

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

Results may fluctuate and may not be indicative of future performance.

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, changes in the accrual status of our loans and debt securities, variations in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, one of our Directors elected to take part of their compensation in the form of common stock in lieu of cash. We issued a total of 1,667 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $21,000.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 12, 2008	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 12, 2008	/s/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002