Form 10-Q
period 2008-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2008-08-11
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

On August 6, 2008, there were 32,838,904 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	June 30, 2008 (unaudited)	December 31, 2007
Assets
Investments:
Non-affiliate investments (cost of $589,523 and $513,106)	$597,849	$525,725
Affiliate investments (cost of $6,344 and $6,344)	4,247	4,247

Total investments, at value (cost of $595,867 and $519,450 respectively)	602,096	529,972
Deferred loan origination revenue	(7,896)	(6,593)
Cash and cash equivalents	13,851	7,856
Interest receivable	7,911	6,387
Other assets	6,604	4,321

Total assets	622,566	541,943

Liabilities
Accounts payable and accrued liabilities	7,534	6,956
Short-term credit facility	118,900	79,200
Long-term SBA Debentures	95,050	55,050

Total liabilities	221,484	141,206

Net assets	$401,082	$400,737

Net assets consist of:
Common stock, par value	$33	$33
Capital in excess of par value	397,670	393,530
Deferred stock compensation	(2,341)	(78)
Unrealized appreciation on investments	5,685	10,129
Accumulated realized gains on investments	5,686	819
Distributions in excess of investment income	(5,651)	(3,696)

Total net assets	$401,082	$400,737

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	32,837	32,541

Net asset value per share	$12.21	$12.31

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.84%)*(4)	Drug Discovery	Senior Debt Matures June 2009 Interest rate 10.25%	$2,588	$2,549	$2,549
		Preferred Stock Warrants		69	702
		Preferred Stock Warrants		35	127
Acceleron Pharmaceuticals, Inc. (0.45%)		Preferred Stock		1,243	1,805

Total Acceleron Pharmaceuticals, Inc.				3,896	5,183
Aveo Pharmaceuticals, Inc. (1.99%)(4)	Drug Discovery	Senior Debt Matures November 2011 Interest rate 11.13%	$7,857	7,741	7,741
		Preferred Stock Warrants		144	130
		Preferred Stock Warrants		46	46
		Preferred Stock Warrants		104	53

Total Aveo Pharmaceuticals, Inc.				8,035	7,970
Elixir Pharmaceuticals, Inc. (3.05%)(4)	Drug Discovery	Senior Debt Matures December 2010 Interest rate Prime + 2.45%	$11,908	11,780	11,780
		Preferred Stock Warrants		217	438

Total Elixir Pharmaceuticals, Inc.				11,997	12,218
EpiCept Corporation (1.02%)(4)	Drug Discovery	Senior Debt Matures April 2009 Interest rate 15.00%	$3,876	3,573	2,573
		Senior Debt Matures June 2009 Interest rate 15.000%	$1,000	1,000	1,000
		Common Stock Warrants		423	332
		Common Stock Warrants		161	139
		Common Stock Warrants		40	35

Total EpiCept Corporation				5,197	4,079
Horizon Therapeutics, Inc. (0.91%)(4)	Drug Discovery	Senior Debt Matures May 2011 Interest rate 8.75%	$1,200	1,059	1,059
		Senior Debt Matures April 2011 Interest rate 6.50%	$2,400	2,400	2,400
		Preferred Stock Warrants		178	178

Total Horizon Therapeutics, Inc.				3,637	3,637

Inotek Pharmaceuticals Corp. (0.37%)	Drug Discovery	Preferred Stock		1,500	1,500

Total Inotek Pharmaceuticals Corp.				1,500	1,500
Memory Pharmaceticals Corp. (3.39%)(4)	Drug Discovery	Senior Debt Matures December 2010 Interest rate 11.45%	$14,569	13,422	13,422
		Common Stock Warrants		1,751	156

Total Memory Pharmaceticals Corp.				15,173	13,578
Merrimack Pharmaceuticals, Inc. (0.22%)(4)	Drug Discovery	Convertible Senior Debt Matures October 2008 Interest rate 11.15%	$342	334	334
		Preferred Stock Warrants		155	549
Merrimack Pharmaceuticals, Inc. (0.69%)		Preferred Stock		2,000	2,787

Total Merrimack Pharmaceuticals, Inc.				2,489	3,670

Neosil, Inc. (0.00%)	Drug Discovery	Preferred Stock Warrants		83	—

Total Neosil, Inc.				83	—

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc. (0.12%)(4)	Drug Discovery	Senior Debt Matures June 2008 Interest rate 11.10%	$378	378	378
		Preferred Stock Warrants		137	122
Paratek Pharmaceuticals, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,515	1,500
Portola Pharmaceuticals, Inc. (3.58%)(4)	Drug Discovery	Senior Debt Matures September 2010 Interest rate Prime + 1.75%	$14,167	14,080	14,080
		Preferred Stock Warrants		152	291

Total Portola Pharmaceuticals, Inc.				14,232	14,371
Recoly, N.V. (0.74%)(5)	Drug Discovery	Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$3,000	3,000	3,000

Total Recoly, N.V.				3,000	3,000

Total Drug Discovery (17.62%)				70,754	70,706

Affinity Videonet, Inc. (1.62%)(4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 4.50%	$4,000	3,927	3,927
		Senior Debt Matures June 2012 Interest rate Prime + 5.50%	$2,000	2,000	2,000
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 3.50%	$500	500	500
		Preferred Stock Warrants		74	71

Total Affinity Videonet, Inc.				6,501	6,498
E-band Communications, Inc. (0.50%)(6)	Communications & Networking	Preferred Stock		2,000	2,000

Total E-Band Communications, Inc.				2,000	2,000
IKANO Communications, Inc. (4.26%)(4)	Communications & Networking	Senior Debt Matures March 2011 Interest rate 11.00%	$16,657	16,657	16,657
		Preferred Stock Warrants		46	175
		Preferred Stock Warrants		72	264

Total IKANO Communications, Inc.				16,775	17,096
Kadoink, Inc. (0.06%)	Communications & Networking	Senior Debt Matures April 2011 Interest rate Prime + 2.00%	$250	178	178
		Preferred Stock Warrants		73	68
Kadoink, Inc. (0.06%)		Preferred Stock		250	250

Total Kadoink, Inc.				501	496
Neonova Holding Company (2.24%)	Communications & Networking	Senior Debt Matures September 2012 Interest rate Prime + 3.25%	$9,000	8,916	8,916
		Preferred Stock Warrants		94	77
Neonova Holding Company (0.06%)		Preferred Stock		250	250

Total Neonova Holding Company				9,260	9,243

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Peerless Network, Inc. (0.37%)(4)	Communications & Networking	Senior Debt Matures June 2011 Interest rate Prime + 3.25%	$1,500	1,415	1,415
		Preferred Stock Warrants		95	75
Peerless Network, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Peerless Network, Inc.				2,510	2,490
Ping Identity Corporation (0.28%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$1,118	1,105	1,105
		Preferred Stock Warrants		51	6

Total Ping Identity Corporation				1,156	1,111
Purcell Systems, Inc. (2.16%)	Communications & Networking	Senior Debt Matures June 2009 Interest rate Prime + 3.50%	$1,951	1,872	1,872
		Revolving Line of Credit Matures June 2008 Interest rate Prime + 2.00%	$6,000	6,000	6,000
		Preferred Stock Warrants		123	781

Total Purcell Systems, Inc.				7,995	8,653
Rivulet Communications, Inc. (0.66%)(4)	Communications & Networking	Senior Debt Matures September 2009 Interest rate 10.60%	$2,656	2,633	2,633
		Preferred Stock Warrants		51	—
Rivulet Communications, Inc. (0.00%)		Preferred Stock		250	4

Total Rivulet Communications, Inc.				2,934	2,637
Seven Networks, Inc. (1.97%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 3.75%	$7,580	7,483	7,483
		Preferred Stock Warrants		174	413

Total Seven Networks, Inc.				7,657	7,896
Simpler Networks Corp. (1.08%)(4)(7)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 18.25%	$3,914	4,571	4,321
		Preferred Stock Warrants		160	—
Simpler Networks Corp. (0.00%)		Preferred Stock		500	—

Total Simpler Networks Corp.				5,231	4,321
Stoke, Inc. (0.86%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$2,176	2,139	2,139
		Senior Debt Matures August 2010 Interest rate Prime + 2.30%	$1,208	1,208	1,208
		Preferred Stock Warrants		53	119

Total Stoke, Inc.				3,400	3,466

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Tectura Corporation (5.57%)(4)	Communications & Networking	Senior Debt Matures March 2012 Interest rate LIBOR + 6.15%	$8,187	8,250	8,250
		Revolving Line of Credit Matures March 2008 Interest rate LIBOR + 5.15%	$12,000	12,000	12,000
		Revolving Line of Credit Matures March 2009 Interest rate LIBOR + 7.25%	$2,000	2,000	2,000
		Preferred Stock Warrants		51	89

Total Tectura Corporation				22,301	22,339
Teleflip, Inc. (0.00%)(7)	Communications & Networking	Senior Debt Matures May 2010 Interest rate Prime + 2.75%	$906	900	—
		Preferred Stock Warrants		10	—

Total Teleflip, Inc.				910	—
Wireless Channels, Inc. (3.01%)	Communications & Networking	Senior Debt - Second Lien Matures April 2010 Interest rate Prime + 4.25%	$10,000	10,226	10,226
		Senior Debt - Second Lien Matures April 2010 Interest rate Prime + 4.25%	$1,365	1,365	1,365
		Preferred Stock Warrants		156	495

Total Wireless Channels, Inc.				11,747	12,086
Zayo Bandwith, Inc. (6.24%)(4)	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 3.50%	$25,000	25,000	25,000

Total Zayo Bandwith, Inc.				25,000	25,000

Total Communications & Networking (31.25%)				125,878	125,332

Atrenta, Inc. (2.30%)(4)	Software	Senior Debt Matures January 2010 Interest rate 11.50%	$2,961	2,874	2,874
		Revolving Line of Credit Matures October 2009 Interest rate Prime + 2.00%	$6,000	6,000	6,000
		Preferred Stock Warrants		102	225
		Preferred Stock Warrants		34	73
		Preferred Stock Warrants		71	53
Atrenta, Inc. (0.05%)		Preferred Stock		250	220

Total Atrenta, Inc.				9,331	9,445
Blurb, Inc. (0.70%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$2,018	2,005	2,005
		Senior Debt Matures June 2011 Interest rate Prime + 3.50%	$750	750	750
		Preferred Stock Warrants		25	33

Total Blurb, Inc.				2,780	2,788
Braxton Technologies, LLC. (2.49%)	Software	Senior Debt Matures July 2012 Interest rate Libor + 7.25%	$10,000	9,813	9,813
		Preferred Stock Warrants		189	194

Total Braxton Technologies, LLC.				10,002	10,007

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Bullhorn, Inc. (0.25%)	Software	Senior Debt Matures March 2010 Interest rate Prime + 3.75%	$970	938	938
		Preferred Stock Warrants		43	45

Total Bullhorn, Inc.				981	983
Cittio, Inc. (0.26%)	Software	Senior Debt Matures April 2010 Interest rate 11.00%	$963	940	940
		Preferred Stock Warrants		53	113

Total Cittio, Inc.				993	1,053
Forescout Technologies, Inc. (0.52%)(4)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$1,467	1,438	1,438
		Revolving Line of Credit Matures August 2007 Interest rate Prime + 1.49%	$500	500	500
		Preferred Stock Warrants		99	157

Total Forescout Technologies, Inc.				2,037	2,095
GameLogic, Inc. (0.67%)(4)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$2,734	2,688	2,688
		Preferred Stock Warrants		93	—

Total GameLogic, Inc.				2,781	2,688
Gomez, Inc. (0.12%)(4)	Software	Preferred Stock Warrants		35	484

Total Gomez, Inc.				35	484
HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44	58

Total HighRoads, Inc.				44	58
Infologix, Inc. (4.74%)(4)	Software	Senior Debt Matures May 2012 Interest rate Prime + 4.50%	$10,000	10,000	10,000
		Revolving Line of Credit Matures November 2009 Interest rate Prime + 2.50%	$9,000	9,000	9,000

Total Infologix, Inc.				19,000	19,000
Intelliden, Inc. (0.49%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$1,895	1,887	1,887
		Preferred Stock Warrants		18	72

Total Intelliden, Inc.				1,905	1,959
Oatsystems, Inc. (0.00%)(4)	Software	Preferred Stock Warrants		67	—

Total Oatsystems, Inc.				67	—
Proficiency, Inc. (0.37%)(5)(6)	Software	Senior Debt Matures August 2012 Interest rate 8.00%	$1,500	1,497	1,497
		Preferred Stock Warrants		97	—
Proficiency, Inc. (0.19%)		Preferred Stock		2,750	750

Total Proficiency, Inc.				4,344	2,247
PSS Systems, Inc. (0.82%)(4)	Software	Senior Debt Matures March 2010 Interest rate 10.74%	$3,239	3,210	3,210
		Preferred Stock Warrants		51	92

Total PSS Systems, Inc.				3,261	3,302

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Rockyou, Inc. (0.75%)	Software	Senior Debt Matures May 2011 Interest rate Prime + 2.50%	$3,000	3,000	3,000

Total Rockyou, Inc.				3,000	3,000
Savvion, Inc. (1.51%)(4)	Software	Senior Debt Matures April 2009 Interest rate Prime + 3.45%	$811	811	811
		Revolving Line of Credit Matures March 2009 Interest rate Prime + 4.45%	$3,459	3,459	3,459
		Revolving Line of Credit Matures March 2009 Interest rate Prime + 3.00%	$1,526	1,526	1,526
		Preferred Stock Warrants		52	243

Total Savvion, Inc.				5,848	6,039

Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39	45

Total Sportvision, Inc.				39	45
WildTangent, Inc. (0.51%)	Software	Senior Debt Matures March 2011 Interest rate 9.65%	$2,000	1,815	1,815
		Preferred Stock Warrants		240	206

Total WildTangent, Inc.				2,055	2,021

Total Software (16.76%)				68,503	67,214

Agami Systems, Inc. (0.93%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 11.00%	$3,746	3,714	3,714
		Preferred Stock Warrants		85	—

Total Agami Systems, Inc.				3,799	3,714
Luminus Devices, Inc. (3.00%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 12.8750%	$11,792	11,421	11,421
		Preferred Stock Warrants		183	126
		Preferred Stock Warrants		83	69
		Preferred Stock Warrants		334	399

Total Luminus Devices, Inc.				12,021	12,015
Maxvision Holding, LLC. (3.09%)(4)	Electronics & Computer Hardware	Senior Debt Matures April 2012 Interest rate Prime + 5.50%	$5,000	5,063	5,063
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$5,417	5,417	5,417
		Revolving Line of Credit Matures September 2012 Interest rate Prime +2.25%	$1,972	1,898	1,898
Maxvision Holding, LLC. (0.02%)		Preferred Stock		82	82

Total Maxvision Holding, LLC				12,460	12,460
NetEffect, Inc. (0.50%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 11.95%	$2,058	2,018	2,018
		Preferred Stock Warrants		46	—

Total NetEffect, Inc.				2,064	2,018

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Shocking Technologies, Inc. (0.07%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 9.75%	$250	201	201
		Preferred Stock Warrants		63	90

Total Shocking Technologies, Inc.				264	291
SiCortex, Inc. (2.34%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 10.95%	$8,971	8,856	8,856
		Preferred Stock Warrants		165	525

Total SiCortex, Inc.				9,021	9,381
Spatial Photonics, Inc. (0.97%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2011 Interest rate 10.75%	$3,751	3,651	3,651
		Preferred Stock Warrants		130	234
Spatial Photonics, Inc. (0.12%)		Preferred Stock		500	500

Total Spatial Photonics Inc.				4,281	4,385
VeriWave, Inc. (1.06%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$3,359	3,326	3,326
		Revolving Line of Credit Matures May 2008 Interest rate Prime +1.00%	$922	922	922
		Preferred Stock Warrants		55	5

Total VeriWave, Inc.				4,303	4,253
ViDeOnline Communications, Inc. (0.07.%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		298	288

Total ViDeOnline Communications, Inc.				298	288

Total Electronics & Computer Hardware (12.17%)				48,511	48,805

Aegerion Pharmaceuticals, Inc. (2.06%)(4)	Specialty Pharmaceuticals	Senior Debt Matures August 2010 Interest rate Prime + 2.50%	$8,080	8,038	8,038
		Preferred Stock Warrants		69	232
Aegerion Pharmaceuticals, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				9,107	9,270
Panacos Pharmaceuticals, Inc. (4.84%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2011 Interest rate 11.20%	$20,000	19,395	19,395
		Common Stock Warrants		876	37
Panacos Pharmaceuticals, Inc. (0.02%)		Common Stock		410	90

Total Panacos Pharmaceuticals, Inc.				20,681	19,522
Quatrx Pharmaceuticals Company (5.03%)(4)	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 4.85%	$20,000	19,694	19,694
		Preferred Stock Warrants		220	205
		Preferred Stock Warrants		307	278
Quatrx Pharmaceuticals Company (0.20%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				20,971	20,927

Total Specialty Pharmaceuticals (12.40%)				50,759	49,719

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Annie’s, Inc. (1.01%)	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50%	$4,000	3,721	3,721
		Preferred Stock Warrants		321	320

Total Annie’s, Inc.				4,042	4,041
BabyUniverse, Inc. (0.01%)(4)	Consumer & Business Products	Common Stock		267	52

Total BabyUniverse, Inc.				267	52
IPA Holdings, LLC. (4.17%)(4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 3.50%	$10,000	10,000	10,000
		Senior Debt Matures May 2013 Interest rate Prime + 6.00%	$6,500	6,507	6,507
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 2.50%	$200	200	200
IPA Holding, LLC. (0.12%)		Preferred Stock		500	500

Total IPA Holding, LLC.				17,207	17,207
Market Force Information, Inc. (0.01%)(4)	Consumer & Business Products	Preferred Stock Warrants		24	55
Market Force Information, Inc. (0.07%)		Preferred Stock		500	280

Total Market Force Information, Inc.				524	335
OnTech Operations, Inc. (0.83%)	Consumer & Business Products	Senior Debt Matures June 2011 Interest rate Prime + 6.375%	$3,000	2,330	2,330
		Revolving Line of Credit Matures June 2009 Interest rate Prime +5.625%	$315	315	315
		Preferred Stock Warrants		452	462
		Preferred Stock Warrants		218	228
OnTech Operations, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total OnTech Operations, Inc.				4,315	4,335
Wageworks, Inc. (0.14%)(4)	Consumer & Business Products	Preferred Stock Warrants		252	555
Wageworks, Inc. (0.05%)		Preferred Stock		250	179

Total Wageworks, Inc.				502	734

Total Consumer & Business Products (6.66%)				26,857	26,704

Custom One Design, Inc. (0.25%)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$969	956	956
		Common Stock Warrants		18	51

Total Custom One Design, Inc.				974	1,007
Enpirion, Inc. (1.25%)	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 4.00%	$5,000	4,897	4,897
		Preferred Stock Warrants		105	107

Total Enpirion, Inc.				5,002	5,004

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
iWatt Inc. (1.31%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$2,963	2,908	2,908
		Revolving Line of Credit Matures September 2007 Interest rate Prime + 1.75%	$1,635	1,635	1,635
		Preferred Stock Warrants		46	107
		Preferred Stock Warrants		51	56
		Preferred Stock Warrants		73	70
		Preferred Stock Warrants		459	462
iWatt Inc. (0.24%)		Preferred Stock		490	949

Total iWatt Inc.				5,662	6,187
NEXX Systems, Inc. (2.25%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$3,622	3,530	3,530
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$5,725	5,000	5,000
		Preferred Stock Warrants		165	510

Total NEXX Systems, Inc.				8,695	9,040
Quartics, Inc. (1.07%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.05%	$281	244	244
		Senior Debt Matures August 2010 Interest rate 8.80%	$3,928	3,928	3,928
		Preferred Stock Warrants		53	134

Total Quartics, Inc.				4,225	4,306
Solarflare Communications, Inc. (0.19%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$586	528	528
		Preferred Stock Warrants		83	228
Solarflare Communications, Inc. (0.16%)		Preferred Stock		641	641

Total Solarflare Communications, Inc.				1,252	1,397

Total Semiconductors (6.72%)				25,810	26,941

Labopharm USA, Inc. (3.90%)(4)(5)	Drug Delivery	Senior Debt Matures July 2008 Interest rate 11.95%	$15,000	14,628	14,628
		Common Stock Warrants		458	997

Total Labopharm USA, Inc.				15,086	15,625
Transcept Pharmaceuticals, Inc. (1.36%)(4)	Drug Delivery	Senior Debt Matures October 2009 Interest rate 10.69%	$5,223	5,189	5,189
		Preferred Stock Warrants		36	105
		Preferred Stock Warrants		51	146
Transcept Pharmaceuticals, Inc. (0.08%)		Preferred Stock		500	338

Total Transcept Pharmaceuticals, Inc.				5,776	5,778

Total Drug Delivery (5.34%)				20,862	21,403

BARRX Medical, Inc. (0.02%)	Therapeutic	Preferred Stock Warrants		63	67
BARRX Medical, Inc. (0.37%)		Preferred Stock		1,500	1,500

Total BARRX Medical, Inc.				1,563	1,567
EKOS Corporation (1.38%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$5,000	4,776	4,776
		Preferred Stock Warrants		175	497
		Preferred Stock Warrants		153	265

Total EKOS Corporation				5,104	5,538

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Gynesonics, Inc. (0.02%)(4)	Therapeutic	Preferred Stock Warrants		18	97
Gynesonics, Inc. (0.07%)		Preferred Stock		250	270

Total Gynesonics, Inc.				268	367

Light Science Oncology, Inc. (0.04%)	Therapeutic	Preferred Stock Warrants		99	175

Total Light Science Oncology, Inc.				99	175
Novasys Medical, Inc. (1.33%)(4)	Therapeutic	Senior Debt Matures January 2010 Interest rate 9.70%	$5,142	5,095	5,095
		Preferred Stock Warrants		71	169
		Preferred Stock Warrants		54	55
Novasys Medical, Inc.(0.14%)		Preferred Stock		556	556

Total Novasys Medical, Inc.				5,776	5,875

Power Medical Interventions, Inc. (0.00%)	Therapeutic	Common Stock Warrants		20	1

Total Power Medical Interventions, Inc.				20	1

Total Therapeutic (3.37%)				12,830	13,523

Cozi Group, Inc. (0.02%)	Internet Consumer & Business Services	Preferred Stock Warrants		147	89
Cozi Group, Inc. (0.06%)		Preferred Stock		177	251

Total Cozi Group, Inc.				324	340
Invoke Solutions, Inc. (0.42%)(4)	Internet Consumer & Business Services	Senior Debt Matures December 2008 Interest rate Prime + 3.75%	$1,605	1,588	1,588
		Preferred Stock Warrants		56	80
		Preferred Stock Warrants		26	25

Total Invoke Solutions, Inc.				1,670	1,693
Prism Education Group Inc. (0.48%)	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$1,843	1,814	1,814
		Preferred Stock Warrants		43	99

Total Prism Education Group Inc.				1,857	1,913
RazorGator Interactive Group, Inc. (1.71%)	Internet Consumer & Business Services	Revolving Line of Credit Matures January 2009 Interest rate Prime + 1.80%	$3,000	3,000	3,000
		Preferred Stock Warrants		13	3,520
		Preferred Stock Warrants		28	345
RazorGator Interactive Group, Inc. (1.37%)		Preferred Stock		1,000	5,487

Total RazorGator Interactive Group, Inc.				4,041	12,352
Serious USA, Inc. (0.51%)	Internet Consumer & Business Services	Senior Debt Matures Februrary 2011 Interest rate Prime + 3.00%	$2,450	2,383	1,383
		Revolving Line of Credit Matures July 2008 Interest rate Prime + 2.00%	$654	654	654
		Preferred Stock Warrants		94	5

Total Serious USA, Inc.				3,131	2,042

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Spa Chakra, Inc. (0.63%)	Internet Consumer & Business Services	Senior Debt Matures June 2010 Interest rate 14.45%	$2,500	2,500	2,500

Total Spa Chakra, Inc.				2,500	2,500

Total Internet Consumer & Business Services (5.20%)				13,523	20,840

Lilliputian Systems, Inc. (1.46%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$5,791	5,772	5,772
		Preferred Stock Warrants		48	91

Total Lilliputian Systems, Inc.				5,820	5,863

Total Energy (1.46%)				5,820	5,863

Active Response Group, Inc. (2.47%)	Information Services	Senior Debt Matures March 2012 Interest rate LIBOR + 6.55%	$9,795	9,694	9,694
		Preferred Stock Warrants		92	81
		Common Stock Warrants		46	123

Total Active Response Group, Inc.				9,832	9,898
Box.net, Inc. (0.08%)	Information Services	Senior Debt Matures June 2011 Interest rate Prime + 1.50%	$322	250	250
		Preferred Stock Warrants		73	68

Total Box.net, Inc.				323	318
Buzznet, Inc. (0.19%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.25%	$737	732	732
		Preferred Stock Warrants		9	14
Buzznet, Inc. (0.06%)		Preferred Stock		250	250

Total Buzznet, Inc.				991	996
hi5 Networks, Inc. (2.02%)	Information Services	Senior Debt Matures January 2011 Interest rate Prime + 2.5%	$3,000	3,000	3,000
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$2,950	2,950	2,950
		Revolving Line of Credit Matures July 2011 Interest rate 6.50%	$987	987	987
		Revolving Line of Credit Matures June 2011 Interest rate 7.75%	$1,000	835	835
		Preferred Stock Warrants		212	331

Total hi5 Networks, Inc.				7,984	8,103
Jab Wireless, Inc. (3.27%)	Information Services	Senior Debt Matures January 2012 Interest rate 10.75%	$3,097	2,884	2,884
		Senior Debt Matures January 2012 Interest rate 10.00%	$1,903	1,903	1,903
		Senior Debt Matures January 2012 Interest rate 9.50%	$3,000	3,000	3,000
		Senior Debt Matures January 2012 Interest rate 8.50%	$5,000	5,000	5,000
		Preferred Stock Warrants		265	310

Total Jab Wireless, Inc.				13,052	13,097

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solutionary, Inc. (1.94%)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$6,000	6,058	6,058
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,500	1,528	1,528
		Preferred Stock Warrants		94	202
		Preferred Stock Warrants		2	6
Solutionary, Inc. (0.06%)		Preferred Stock		250	250

Total Solutionary, Inc.				7,932	8,044
The Generation Networks, Inc. (4.02%)(4)	Information Services	Senior Debt Matures March 2012 Interest rate Prime + 4.50%	$16,088	16,108	16,108
The Generation Networks, Inc. (0.12%)		Preferred Stock		500	500

Total The Generation Networks, Inc.				16,608	16,608
Wallop Technologies, Inc. (0.04%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.00%	$180	176	176
		Preferred Stock Warrants		7	—

Total Wallop Technologies, Inc.				183	176
Zeta Interactive Corporation (3.72%) (4)	Information Services	Senior Debt Matures November 2011 Interest rate Prime +2.00%	$6,882	6,727	6,727
		Senior Debt Matures November 2011 Interest rate Prime +3.00%	$8,000	8,000	8,000
		Preferred Stock Warrants		172	203
Zeta Interactive Corporation (0.13%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				15,399	15,430

Total Information Services (18.12%)				72,304	72,670

Novadaq Technologies, Inc. (0.11%)	Diagnostic	Common Stock		1,626	436

Total Novadaq Technologies, Inc.				1,626	436
Optiscan Biomedical, Corp. (2.55%)	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$10,000	9,329	9,329
		Preferred Stock Warrants		760	908
Optiscan Biomedical, Corp. (0.63%)		Preferred Stock		3,000	2,515

Total Optiscan Biomedical, Corp.				13,089	12,752

Total Diagnostic (3.29%)				14,715	13,188

Guava Technologies, Inc. (1.29%)(4)	Biotechnology Tools	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$2,854	2,796	2,796
		Convertible Debt		250	250
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$1,875	1,875	1,875
		Preferred Stock Warrants		105	179
		Preferred Stock Warrants		69	66

Total Guava Technologies, Inc.				5,095	5,166
Kamada, LTD. (2.73%)(5)	Biotechnology Tools	Senior Debt Matures November 2011 Interest rate 10.60%	$11,000	10,640	10,640
		Common Stock Warrants		429	323

Total Kamada, LTD.				11,069	10,963

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NuGEN Technologies, Inc. (0.75%)	Biotechnology Tools	Senior Debt Matures March 2010 Interest rate Prime + 3.45%	$1,706	1,680	1,680
		Senior Debt Matures November 2010 Interest rate Prime + 1.70%	$1,000	1,000	1,000
		Preferred Stock Warrants		44	314
		Preferred Stock Warrants		33	29
NuGEN Technologies, Inc. (0.12%)		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				3,257	3,523

Total Biotechnology Tools (4.89%)				19,421	19,652

Crux Biomedical, Inc. (0.38%)	Surgical Devices	Senior Debt Matures October 2010 Interest rate Prime + 1.75%	$1,500	1,475	1,475
		Preferred Stock Warrants		37	64
Crux Biomedical, Inc. (0.06%)		Preferred Stock		250	250

Total Crux Biomedical, Inc.				1,762	1,789
Diomed Holdings, Inc. (0.00%)(4)	Surgical Devices	Common Stock Warrants		43	—

Total Diomed Holdings, Inc.				43	—
Transmedics, Inc. (1.51%)(4)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25%	$6,000	5,868	5,868
		Preferred Stock Warrants		140	170

Total Transmedics, Inc.				6,008	6,038

Total Surgical Devices (1.95%)				7,813	7,827

Glam Media, Inc. (1.23%)	Media/Content/ Info	Revolving Line of Credit Matures April 2009 Interest rate Prime + 1.25%	$5,000	4,636	4,636
		Preferred Stock Warrants		482	299

Total Glam Media, Inc.				5,118	4,935
Waterfront Media Inc. (1.44%)(4)	Media/Content/ Info	Senior Debt Matures December 2010 Interest rate Prime + 3.00%	$3,362	3,329	3,329
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 1.25%	$2,000	2,000	2,000
		Preferred Stock Warrants		60	445
Waterfront Media Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Waterfront Media Inc.				6,389	6,774

Total Media/Content/Info (2.92%)				11,507	11,709

Total Investments (150.12%)				$595,867	$602,096

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2008

(Continued)

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $15,489, $13,138 and $2,351, respectively. The tax cost of investments is $599,745.
(3)	Except for warrants in six publicly traded companies and common stock in three publicly traded companies, all investments are restricted at June 30, 2008 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $785,000 at June 30, 2008 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at June 30, 2008.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.
(7)	Debt is on non-accrual status at June 30, 2008, and is therefore considered non-income producing.

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.94%)*(4)	Drug Discovery	Senior Debt Matures June 2009 Interest rate 10.25%	$3,237	$3,184	$3,184
		Preferred Stock Warrants		69	472
		Preferred Stock Warrants		35	109
Acceleron Pharmaceuticals, Inc. (0.45%)		Preferred Stock		1,243	1,804

Total Acceleron Pharmaceuticals, Inc.				4,531	5,569

Aveo Pharmaceuticals, Inc. (3.06%)(4)	Drug Discovery	Senior Debt Matures September 2009 Interest rate 10.75%	$12,078	11,984	11,984
		Preferred Stock Warrants		144	204
		Preferred Stock Warrants		46	74

Total Aveo Pharmaceuticals, Inc.				12,174	12,262

Elixir Pharmaceuticals, Inc. (3.58%)(4)	Drug Discovery	Senior Debt Matures June 2010 Interest rate Prime + 2.45%	$13,997	13,836	13,836
		Preferred Stock Warrants		217	511

Total Elixir Pharmaceuticals, Inc.				14,053	14,347

EpiCept Corporation (1.77%)(4)	Drug Discovery	Senior Debt Matures August 2009 Interest rate 11.70%	$7,307	6,878	6,878
		Common Stock Warrants		423	214

Total EpiCept Corporation				7,301	7,092

Horizon Therapeutics, Inc. (0.30%)(4)	Drug Discovery	Senior Debt Matures April 2011 Interest rate 8.75%	$12,000	1,022	1,022
		Preferred Stock Warrants		179	179

Total Horizon Therapeutics, Inc.				1,201	1,201

Inotek Pharmaceuticals Corp. (0.37%)	Drug Discovery	Preferred Stock		1,500	1,500

Total Inotek Pharmaceuticals Corp.				1,500	1,500

Memory Pharmaceticals Corp. (3.48%)(4)	Drug Discovery	Senior Debt Matures February 2011 Interest rate 11.45%	$15,000	13,608	13,608
		Common Stock Warrants		1,751	341

Total Memory Pharmaceticals Corp.				15,359	13,949

Merrimack Pharmaceuticals, Inc. (0.37%)(4)	Drug Discovery	Convertible Senior Debt Matures October 2008 Interest rate 11.15%	$1,024	994	994
		Preferred Stock Warrants		155	502
Merrimack Pharmaceuticals, Inc. (0.70%)		Preferred Stock		2,000	2,787

Total Merrimack Pharmaceuticals, Inc.				3,149	4,283

Neosil, Inc. (1.53%)	Drug Discovery	Senior Debt Matures May 2010 Interest rate 10.75%	$6,000	5,936	5,936
		Preferred Stock Warrants		82	177

Total Neosil, Inc.				6,018	6,113

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc. (0.64%)(4)	Drug Discovery	Senior Debt Matures June 2008 Interest rate 11.10%	$2,587	2,568	2,568
		Preferred Stock Warrants		137	—
Paratek Pharmaceuticals, Inc. (0.14%)		Preferred Stock		550	550

Total Paratek Pharmaceuticals, Inc.				3,255	3,118

Portola Pharmaceuticals, Inc. (3.80%)(4)	Drug Discovery	Senior Debt Matures September 2010 Interest rate Prime + 1.75%	$15,000	14,894	14,894
		Preferred Stock Warrants		152	350

Total Portola Pharmaceuticals, Inc.				15,046	15,244

Sirtris Pharmaceuticals, Inc. (2.46%)(4)	Drug Discovery	Senior Debt Matures April 2011 Interest rate 10.60%	$9,079	9,022	9,022
		Common Stock Warrants		89	818
Sirtris Pharmaceuticals, Inc. (0.19%)		Common Stock		500	776

Total Sirtris Pharmaceuticals, Inc.				9,611	10,616

Total Drug Discovery (23.78%)				93,198	95,294

E-band Communications, Inc. (0.50%)(6)	Communications & Networking	Preferred Stock		2,000	2,000

Total E-Band Communications, Inc.				2,000	2,000

IKANO Communications, Inc. (5.09%)(4)	Communications & Networking	Senior Debt Matures March 2011 Interest rate 11.00%	$19,983	19,983	19,983
		Preferred Stock Warrants		45	163
		Preferred Stock Warrants		72	256

Total IKANO Communications, Inc.				20,100	20,402

Ping Identity Corporation (0.40%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$1,630	1,608	1,608
		Preferred Stock Warrants		52	11

Total Ping Identity Corporation				1,660	1,619

Purcell Systems, Inc. (2.33%)	Communications & Networking	Senior Debt Matures June 2009 Interest rate Prime + 3.50%	$2,224	3,126	3,126
		Revolving Line of Credit Matures June 2008 Interest rate Prime + 2.00%	$7,000	6,000	6,000
		Preferred Stock Warrants		122	198

Total Purcell Systems, Inc.				9,248	9,324

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Rivulet Communications, Inc. (0.83%)(4)	Communications & Networking	Senior Debt Matures September 2009 Interest rate 10.60%	$3,500	3,272	3,272
		Preferred Stock Warrants		50	63
Rivulet Communications, Inc. (0.06%)		Preferred Stock		250	250

Total Rivulet Communications, Inc.				3,572	3,585

Seven Networks, Inc. (2.89%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 3.75%	$9,419	9,291	9,291
		Revolving Line of Credit Matures April 2008 Interest rate Prime + 3.00%	$2,000	2,000	2,000
		Preferred Stock Warrants		174	295

Total Seven Networks, Inc.				11,465	11,586

Simpler Networks Corp. (1.01%)(4)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 11.75%	$4,112	4,046	4,046
		Preferred Stock Warrants		160	—
Simpler Networks Corp. (0.00%)		Preferred Stock		500	—

Total Simpler Networks Corp.				4,706	4,046

Stoke, Inc. (0.57%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$2,250	2,204	2,204
		Preferred Stock Warrants		53	79

Total Stoke, Inc.				2,257	2,283

Tectura Corporation (5.26%)(4)	Communications & Networking	Senior Debt Matures March 2012 Interest rate LIBOR + 6.15%	$9,051	9,007	9,007
		Revolving Line of Credit Matures March 2008 Interest rate LIBOR + 5.15%	$12,000	12,000	12,000
		Preferred Stock Warrants		52	83

Total Tectura Corporation				21,059	21,090

Teleflip, Inc. (0.25%)	Communications & Networking	Senior Debt Matures May 2010 Interest rate Prime + 2.75%	$1,000	992	992
		Preferred Stock Warrants		10	9

Total Teleflip, Inc.				1,002	1,001

Wireless Channels, Inc. (3.02%)	Communications & Networking	Senior Debt -Second Lien Matures April 2010 Interest rate 9.25%	$11,949	1,719	1,719
		Senior Debt -Second Lien Matures April 2010 Interest rate Prime + 4.25%	$10,118	10,118	10,118
		Preferred Stock Warrants		155	241

Total Wireless Channels, Inc.				11,992	12,078

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Zayo Bandwith, Inc. (6.24%)(4)	Communications & Networking	Senior Debt -Second Lien Matures April 2013 Interest rate Prime + 3.50%	$25,000	25,000	25,000
				—	—

Total Zayo Bandwith, Inc.				25,000	25,000

Total Communications & Networking (28.45%)				114,061	114,014

Atrenta, Inc. (0.98%)(4)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$3,680	3,638	3,638
		Preferred Stock Warrants		102	220
		Preferred Stock Warrants		34	73
Atrenta, Inc. (0.06%)		Preferred Stock		250	250

Total Atrenta, Inc.				4,024	4,181

Blurb, Inc. (0.63%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$2,500	2,482	2,482
		Preferred Stock Warrants		25	44

Total Blurb, Inc.				2,507	2,526

Bullhorn, Inc. (0.25%)(4)	Software	Senior Debt Matures March 2010 Interest rate Prime + 3.75%	$1,000	959	959
		Preferred Stock Warrants		43	41

Total Bullhorn, Inc.				1,002	1,000

Cittio, Inc. (0.25%)	Software	Senior Debt Matures April 2010 Interest rate 11.00%	$1,000	1,000	1,000

Total Cittio, Inc.				1,000	1,000

Compete, Inc. (0.63%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.50%	$2,409	2,384	2,384
		Preferred Stock Warrants		62	136

Total Compete, Inc.				2,446	2,520

Forescout Technologies, Inc. (0.64%)(4)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$1,998	1,970	1,970
		Revolving Line of Credit Matures August 2007 Interest rate Prime + 1.49%	$500	500	500
		Preferred Stock Warrants		58	76

Total Forescout Technologies, Inc.				2,528	2,546

GameLogic, Inc. (0.74%)(4)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$3,000	2,887	2,887
		Preferred Stock Warrants		93	91

Total GameLogic, Inc.				2,980	2,978

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Gomez, Inc. (0.15%)(4)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$98	98	98
		Preferred Stock Warrants		35	513

Total Gomez, Inc.				133	611

HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44	58

Total HighRoads, Inc.				44	58

Intelliden, Inc. (0.60%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$2,360	2,349	2,349
		Preferred Stock Warrants		18	60

Total Intelliden, Inc.				2,367	2,409

Oatsystems, Inc. (1.08%)(4)	Software	Senior Debt Matures September 2009 Interest rate 11.00%	$4,374	4,336	4,336
		Preferred Stock Warrants		67	4

Total Oatsystems, Inc.				4,403	4,340

Proficiency, Inc. (0.38%)(4)(6)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$1,500	1,497	1,497
		Preferred Stock Warrants		96	—
Proficiency, Inc. (0.19%)		Preferred Stock		2,750	750

Total Proficiency, Inc.				4,343	2,247

PSS Systems, Inc. (0.89%)(4)	Software	Senior Debt Matures March 2010 Interest rate 10.74%	$3,500	3,463	3,463
		Preferred Stock Warrants		51	86

Total PSS Systems, Inc.				3,514	3,549

Savvion, Inc. (1.62%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.45%	$1,268	1,268	1,268
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 2.00%	$3,000	3,000	3,000
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 3.45%	$1,985	1,985	1,985
		Preferred Stock Warrants		52	243

Total Savvion, Inc.				6,305	6,496

Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39	50

Total Sportvision, Inc.				39	50

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Talisma Corp. (0.11%)(4)	Software	Preferred Stock Warrants		49	448

Total Talisma Corp.				49	448

WildTangent, Inc. (0.50%)(4)	Software	Senior Debt Matures March 2011 Interest rate 9.65%	$2,000	1,766	1,766
		Preferred Stock Warrants		238	238

Total WildTangent, Inc.				2,004	2,004

Total Software (9.72%)				39,688	38,963

Agami Systems, Inc. (1.30%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 11.00%	$5,103	5,056	5,056
		Preferred Stock Warrants		85	137

Total Agami Systems, Inc.				5,141	5,193

Luminus Devices, Inc. (2.95%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 12.50%	$15,115	11,318	11,318
		Preferred Stock Warrants		183	113
		Preferred Stock Warrants		84	61
		Preferred Stock Warrants		334	334

Total Luminus Devices, Inc.				11,919	11,826

Maxvision Holding, LLC. (2.87%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2012 Interest rate Prime + 5.50%	$5,012	5,012	5,012
		Senior Debt Matures May 2012 Interest rate Prime + 2.25%	$5,500	5,000	5,000
		Revolving Line of Credit Matures September 2012 Interest rate Prime +2.25%	$972	1,472	1,472

Total Maxvision Holding, LLC				11,484	11,484

NetEffect, Inc. (0.61%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 11.95%	$2,431	2,396	2,396
		Preferred Stock Warrants		44	50

Total NetEffect, Inc.				2,440	2,446

Shocking Technologies, Inc. (0.02%)	Electronics & Computer Hardware	Preferred Stock Warrants		63	63

Total Shocking Technologies, Inc.				63	63

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
SiCortex, Inc. (2.52%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 10.95%	$10,000	9,861	9,861
		Preferred Stock Warrants		164	230

Total SiCortex, Inc.				10,025	10,091

Spatial Photonics, Inc. (0.93%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2011 Interest rate 10.75%	$3,751	3,623	3,623
		Preferred Stock Warrants		130	126
Spatial Photonics, Inc. (0.12%)		Preferred Stock		500	500

Total Spatial Photonics Inc.				4,253	4,249

VeriWave, Inc. (1.35%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$4,250	5,340	5,340
		Preferred Stock Warrants		54	85

Total VeriWave, Inc.				5,394	5,425

ViDeOnline Communications, Inc. (0.04%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		298	176

Total ViDeOnline Communications, Inc.				298	176

Total Electronics & Computer Hardware (12.71%)				51,017	50,953

Aegerion Pharmaceuticals, Inc. (2.48%)(4)	Specialty Pharmaceuticals	Senior Debt Matures August 2010 Interest rate Prime + 2.50%	$9,735	9,682	9,682
		Preferred Stock Warrants		70	243
Aegerion Pharmaceuticals, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				10,752	10,925

Panacos Pharmaceuticals, Inc. (4.84%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2011 Interest rate 11.20%	$20,000	19,270	19,270
		Common Stock Warrants		876	137
Panacos Pharmaceuticals, Inc. (0.04%)		Common Stock		410	157

Total Panacos Pharmaceuticals, Inc.				20,556	19,564

Quatrx Pharmaceuticals Company (3.60%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2010 Interest rate Prime + 3.00%	$14,324	14,214	14,214
		Preferred Stock Warrants		220	193
Quatrx Pharmaceuticals Company (0.19%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				15,184	15,157

Total Specialty Pharmaceuticals (11.40%)				46,492	45,646

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BabyUniverse, Inc. (0.05%)(4)	Consumer & Business Products	Common Stock		267	219

Total BabyUniverse, Inc.				267	219

Market Force Information, Inc. (0.34%)(4)	Consumer & Business Products	Senior Debt Matures May 2009 Interest rate 10.45%	$1,294	1,284	1,284
		Preferred Stock Warrants		23	92
Market Force Information, Inc. (0.12%)		Preferred Stock		500	500

Total Market Force Information, Inc.				1,807	1,876

Wageworks, Inc. (0.12%)(4)	Consumer & Business Products	Preferred Stock Warrants		252	513
Wageworks, Inc. (0.05%)		Preferred Stock		250	209

Total Wageworks, Inc.				502	722

Total Consumer & Business Products (0.70%)				2,576	2,817

Ageia Technologies, Inc. (1.25%)(4)	Semiconductors	Senior Debt Matures August 2008 Interest rate 10.25%	$5,047	4,904	4,904
		Convertible Debt		124	124
		Preferred Stock Warrants		99	—
Ageia Technologies, Inc. (0.00%)		Preferred Stock		500	—

Total Ageia Technologies				5,627	5,028

Custom One Design, Inc. (0.26%)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$1,000	984	984
		Common Stock Warrants		18	43

Total Custom One Design, Inc.				1,002	1,027

iWatt Inc. (1.19%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$1,457	1,382	1,382
		Revolving Line of Credit Matures September 2007 Interest rate Prime + 1.75%	$3,235	3,235	3,235
		Preferred Stock Warrants		46	101
		Preferred Stock Warrants		51	51

Total iWatt Inc.				4,714	4,769

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NEXX Systems, Inc. (3.26%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$4,557	4,438	4,438
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$5,000	5,000	5,000
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.75%	$3,000	3,000	3,000
		Preferred Stock Warrants		165	623

Total NEXX Systems, Inc.				12,603	13,061

Quartics, Inc. (0.09%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.05%	$300	254	254
		Preferred Stock Warrants		53	115

Total Quartics, Inc.				307	369

Solarflare Communications, Inc. (0.19%)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$625	553	553
		Preferred Stock Warrants		84	194
Solarflare Communications, Inc. (0.12%)		Preferred Stock		500	500

Total Solarflare Communications, Inc.				1,137	1,247

Total Semiconductors (6.36%)				25,390	25,501

Labopharm USA, Inc. (3.74%)(4)(5)	Drug Delivery	Senior Debt Matures July 2008 Interest rate 11.95%	$15,000	14,547	14,547
		Preferred Stock Warrants		459	454

Total Labopharm USA, Inc.				15,006	15,001

Transcept Pharmaceuticals, Inc. (1.80%)(4)	Drug Delivery	Senior Debt Matures October 2009 Interest rate 10.69%	$6,993	6,944	6,944
		Preferred Stock Warrants		36	107
		Preferred Stock Warrants		50	173
Transcept Pharmaceuticals, Inc. (0.13%)		Preferred Stock		500	500

Total Transcept Pharmaceuticals, Inc.				7,530	7,724

Total Drug Delivery (5.67%)				22,536	22,725

BARRX Medical, Inc. (0.19%)	Therapeutic	Preferred Stock		1,500	758

Total BARRX Medical, Inc.				1,500	758

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
EKOS Corporation (1.28%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$5,000	4,707	4,707
		Preferred Stock Warrants		174	281
		Preferred Stock Warrants		153	150

Total EKOS Corporation				5,035	5,138

Gynesonics, Inc. (0.01%)(4)	Therapeutic	Preferred Stock Warrants		18	40
Gynesonics, Inc. (0.06%)		Preferred Stock		250	250

Total Gynesonics, Inc.				268	290

Novasys Medical, Inc. (1.65%)(4)	Therapeutic	Senior Debt Matures January 2010 Interest rate 9.70%	$6,609	6,609	6,609

Total Novasys Medical, Inc.				6,609	6,609

Power Medical Interventions, Inc. (0.02%)	Therapeutic	Common Stock Warrants		21	58

Total Power Medical Interventions, Inc.				21	58

Total Therapeutic (3.21%)				13,432	12,853

Invoke Solutions, Inc. (0.56%)(4)	Internet Consumer & Business	Senior Debt Matures December 2008 Interest rate 11.25%	$2,187	2,155	2,155
	Services	Preferred Stock Warrants		56	74
		Preferred Stock Warrants		11	10

Total Invoke Solutions, Inc.				2,222	2,239

Prism Education Group Inc. (0.51%)	Internet Consumer & Business	Senior Debt Matures December 2010 Interest rate 11.25%	$2,000	1,964	1,964
	Services	Preferred Stock Warrants		44	67

Total Prism Education Group Inc.				2,008	2,031

RazorGator Interactive Group, Inc. (1.17%)(4)	Internet Consumer & Business	Senior Debt Matures January 2008 Interest rate 9.95%	$1,134	1,119	1,119
	Services	Preferred Stock Warrants		13	3,203
		Preferred Stock Warrants		28	362
RazorGator Interactive Group, Inc. (1.23%)		Preferred Stock		1,000	4,935

Total RazorGator Interactive Group, Inc.				2,160	9,619

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Serious USA, Inc. (0.75%)	Internet Consumer & Business Services	Senior Debt Matures February 2011 Interest rate Prime + 3.00%	$2,450	2,370	2,370
		Revolving Line of Credit Matures July 2008 Interest rate Prime + 2.00%	$654	654	654
		Preferred Stock Warrants		93	5

Total Serious USA, Inc.				3,117	3,029

Total Internet Consumer & Business Services (4.22%)				9,507	16,918

Lilliputian Systems, Inc. (1.75%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$6,956	6,931	6,931
		Preferred Stock Warrants		48	85

Total Lilliputian Systems, Inc.				6,979	7,016

Total Energy (1.75%)				6,979	7,016

Active Response Group, Inc. (2.50%)	Information Services	Senior Debt Matures March 2012 Interest rate LIBOR + 6.55%	$10,000	9,885	9,885
		Preferred Stock Warrants		92	83
		Common Stock Warrants		46	60

Total Active Response Group, Inc.				10,023	10,028

Buzznet, Inc. (0.25%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.25%	$914	908	908
		Preferred Stock Warrants		9	86
Buzznet, Inc. (0.06%)		Preferred Stock		250	250

Total Buzznet, Inc.				1,167	1,244

hi5 Networks, Inc. (1.00%)	Information Services	Senior Debt Matures March 2011 Interest rate Prime + 2.5%	$3,000	2,789	2,789
		Revolving Line of Credit Matures June 2011 Interest rate 7.75%		1,000	1,000
		Preferred Stock Warrants		213	214

Total hi5 Networks, Inc.				4,002	4,003

Jab Wireless, Inc. (0.78%)	Information Services	Senior Debt Matures March 2012
		Interest rate 10.75%	$3,097	2,834	2,834
		Preferred Stock Warrants		264	265

Total Jab Wireless, Inc.				3,098	3,099

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solutionary, Inc. (1.78%)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$5,528	5,454	5,454
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,505	1,505	1,505
		Preferred Stock Warrants		94	150
		Preferred Stock Warrants		2	5
Solutionary, Inc. (0.06%)		Preferred Stock		250	250

Total Solutionary, Inc.				7,305	7,364

The Generation Networks, Inc. (4.12%)	Information Services	Senior Debt Matures March 2012 Interest rate Prime + 4.50%	$16,500	16,500	16,500
The Generation Networks, Inc. (0.12%)		Preferred Stock		500	500

Total The Generation Networks, Inc.				17,000	17,000

Wallop Technologies, Inc. (0.06%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.00%	$223	218	218
		Preferred Stock Warrants		7	9

Total Wallop Technologies, Inc.				225	227

Zeta Interactive Corporation (3.74%)(4)	Information Services	Senior Debt Matures November 2011 Interest rate Prime +2.00%	$15,000	6,828	6,828
		Senior Debt Matures November 2011 Interest rate Prime +3.00%		8,000	8,000
		Preferred Stock Warrants		172	171
Zeta Interactive Corporation (0.12%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				15,500	15,499

Total Information Services (14.59%)				58,320	58,464

Novadaq Technologies, Inc. (0.32%)	Diagnostic	Common Stock		1,626	1,284

Total Novadaq Technologies, Inc.				1,626	1,284

Optiscan Biomedical, Corp. (0.08%)(4)	Diagnostic	Senior Debt Matures March 2008 Interest rate 15.00%	$271	263	263
		Preferred Stock Warrants		80	47
Optiscan Biomedical, Corp. (0.18%)		Preferred Stock		1,000	722

Total Optiscan Biomedical, Corp.				1,343	1,032

Total Diagnostic (0.58%)				2,969	2,316

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Guava Technologies, Inc. (1.77%)(4)	Biotechnology Tools	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$4,076	4,790	4,790
		Convertible Debt		250	250
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$2,598	1,778	1,778
		Preferred Stock Warrants		105	200
		Preferred Stock Warrants		69	93

Total Guava Technologies, Inc.				6,992	7,111

NuGEN Technologies, Inc. (0.53%)	Biotechnology Tools	Senior Debt Matures March 2010 Interest rate 11.70%	$1,884	1,819	1,819
		Preferred Stock Warrants		45	252
		Preferred Stock Warrants		32	32
NuGEN Technologies, Inc. (0.12%)		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				2,396	2,603

Total Biotechnology Tools (2.42%)				9,388	9,714

Rubicon Technology Inc. (0.69%)(4)	Advanced Specialty Materials & Chemicals	Preferred Stock Warrants		82	2,764

Total Rubicon Technology Inc.				82	2,764

Total Advanced Specialty Materials & Chemicals (0.69%)				82	2,764

Crux Biomedical, Inc. (0.15%)	Surgical Devices	Senior Debt Matures December 2010 Interest rate Prime + 3.375%	$600	565	565
		Preferred Stock Warrants		37	36
Crux Biomedical, Inc. (0.06%)		Preferred Stock		250	250

Total Crux Biomedical, Inc.				852	851

Diomed Holdings, Inc. (1.49%)(4)	Surgical Devices	Senior Debt Matures July 2010 Interest rate Prime + 3.00%	$6,000	5,962	5,962
		Common Stock Warrants		43	8

Total Diomed Holdings, Inc.				6,005	5,970

Light Science Oncology, Inc. (2.50%)	Surgical Devices	Senior Debt Matures July 2011 Interest rate 11.20%	$10,000	9,605	9,605
		Preferred Stock Warrants		395	395

Total Light Science Oncology, Inc.				10,000	10,000

Total Surgical Devices (4.20%)				16,857	16,821

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS - (Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Waterfront Media Inc. (1.54%)(4)	Media/Content/ Info	Senior Debt Matures December 2010 Interest rate Prime + 3.00%	$3,941	3,898	3,898
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 1.25%	$2,000	2,000	2,000
		Preferred Stock Warrants		60	295
Waterfront Media Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Waterfront Media Inc.				6,958	7,193

Total Media/Content/Info (1.79%)				6,958	7,193

Total Investments (132.24%)				$519,450	$529,972

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $16,430, $9,009 and $7,421, respectively. The tax cost of investments is $522,551.
(3)	Except for warrants in ten publicly traded companies and common stock in four publicly traded companies, all investments are restricted at December 31, 2007 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $690,000 at December 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2007.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Investment income:
Interest	$16,081	$11,792	$30,320	$20,828
Fees	2,941	1,483	4,302	2,126

Total investment income	19,022	13,275	34,622	22,954

Operating expenses:
Interest	2,914	1,763	4,765	2,449
Loan fees	564	250	946	517
General and administrative	2,211	1,714	3,385	3,022
Employee Compensation:
Compensation and benefits	2,854	2,015	5,653	3,955
Stock-based compensation	507	293	901	546

Total employee compensation	3,361	2,308	6,554	4,501

Total operating expenses	9,050	6,035	15,650	10,489

Net investment income	9,972	7,240	18,972	12,465
Net realized gain (loss) on investments	1,909	(336)	4,867	(46)
Net (decrease) increase in unrealized appreciation on investments	(3,523)	1,366	(4,444)	2,182

Net realized and unrealized gain (loss)	(1,614)	1,030	423	2,136

Net increase in net assets resulting from operations	$8,358	$8,270	$19,395	$14,601

Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.29	$0.58	$0.52

Diluted	$0.30	$0.29	$0.58	$0.51

Change in net assets per common share:
Basic	$0.25	$0.33	$0.59	$0.61

Diluted	$0.25	$0.33	$0.59	$0.60

Weighted average shares outstanding
Basic	32,832	25,190	32,731	24,037

Diluted	32,832	25,401	32,731	24,248

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in excess of par value	Deferred Stock Compensation	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2006	21,927	$22	$257,235	$—	$2,861	$(1972)	$(2733)	$—	$255,413
Net increase net assets resulting from operations	—	—	—	—	2,182	(46)	12,465	—	14,601
Issuance of common stock	23	—	326	—	—	—	—	—	326
Issuance of common stock in public offering overallotment exercise	10,040	10	128,469	—	—	—	—	—	128,479
Issuance of common stock from warrant exercises	256	—	2,707	—	—	—	—	—	2,707
Issuance of common stock under dividend reinvestment plan	125	—	1,778	—	—	—	—	—	1,778
Dividends declared	—	—	—	—	—	—	(13,826)	—	(13,826)
Conversion to a regulated investment company and other tax items	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	546	—	—	—	—	—	546

Balance at June 30, 2007	32,371	$32	$391,061	$—	$5,043	$(2,018)	$(4,094)	$—	$390,024

Balance at December 31, 2007	32,541	$33	$393,530	$(78)	$10,129	$819	$(3,557)	$(139)	$400,737
Net increase in net assets resulting from operations	—	—	—	—	(4,444)	4,867	18,972	—	19,395
Issuance of common stock	3	—	28	—	—	—	—	—	28
Issuance of common stock from exercise of warrants	88	—	933	—	—	—	—	—	933
Issuance of common stock under restricted stock plan	205	—	2,495	(2,495)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(20,927)	—	(20,927)
Stock-based compensation	—	—	684	232	—	—	—	—	916

Balance at June 30, 2008	32,837	$33	$397,670	$(2,341)	$5,685	$5,686	$(5,512)	$(139)	$401,082

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net increase in net assets resulting from operations	$19,395	$14,601
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(197,722)	(180,686)
Principal payments received on investments	123,087	49,989
Proceeds from sale of investments	6,445	873
Net unrealized appreciation (depreciation) on investments	4,444	(2,407)
Net unrealized appreciation on investments due to lender	(247)	225
Net realized gain on investments	(4,867)	46
Warrant values for loans not funded	—	(164)
Accretion of paid-in-kind principal	(387)	—
Accretion of loan discounts	(2,782)	(1,107)
Accretion of loan exit fees	(275)	(676)
Depreciation	131	100
Stock-based compensation	684	546
Amortization of restricted stock	232	—
Common stock issued in lieu of Director compensation	28	326
Amortization of deferred loan origination revenue	(2,579)	(1,483)
Change in operating assets and liabilities:
Interest receivable	(1,249)	(1,352)
Prepaid expenses and other assets	544	(622)
Income tax receivable	—	29
Accounts payable	685	(5)
Income tax payable	(121)	—
Accrued liabilities	(80)	(952)
Deferred loan origination revenue	3,882	2,971

Net cash used in operating activities	(50,730)	(119,748)
Cash flows from investing activities:
Purchases of capital equipment	(506)	(131)
Other long-term assets	(134)	269

Net cash provided by (used in) investing activities	(640)	138
Cash flows from financing activities:
Proceeds from issuance of common stock, net	933	131,186
Dividends paid	(20,927)	(12,048)
Borrowings of credit facilities	173,700	124,000
Repayments of credit facilities	(94,000)	(131,300)
Fees paid for credit facilities and debentures	(2,319)	(1,166)

Net cash provided by financing activities	57,387	110,672

Net increase in cash	5,995	(8,938)
Cash and cash equivalents at beginning of period	7,856	16,404

Cash and cash equivalents at end of period	$13,851	$7,466

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development from seed and emerging growth to expansion and established stages of development, including expanding into select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado, Chicago, Illinois and San Diego, California areas. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 4).

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2007. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Valuation of Investments

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. The Company adopted FAS 157 effective January 1, 2008. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Consistent with FAS 157, the Company determines fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. In accordance with FAS 157, the Company has considered the principal market, or the market in which it exits its portfolio investments with the greatest volume and level of activity. FAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although the Company’s valuation policy is intended to provide a constant basis for determining the fair value of portfolio investments. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must determine the fair value of each individual investment on a quarterly basis. The Company will record unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, the Company will record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value.

As a business development company, the Company invests primarily in illiquid securities including debt and equity-related securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company make and the nature of its business, its valuation process requires an analysis of various factors. The Company’s valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

At June 30, 2008, approximately 97% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith by the board pursuant to a valuation policy and a consistent valuation process in accordance with the provisions of FAS No. 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

The Company has categorized all investments recorded at fair value in accordance with FAS 157 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are the debt investments and warrants.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

		Assets at Fair Value as of June 30, 2008
(in thousands) Description	6/30/2008	Quoted Prices In Active Markets For Idendtial Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$529,775	$—	$—	$529,774
Senior debt-second lien	15,312	—	—	15,312
Preferred stock	31,611	—	—	31,611
Common stock	578	578	—	—
Warrants	24,820	—	2,020	22,801

	$602,096	$578	$2,020	$599,498

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs	Three Months Ended June 30, 2008
($ in thousands)
Balance at March 31, 2008	$525,764
Total gains or losses
Net Realized gains/(losses)(1)	(49)
Net change in unrealized appreciation or depreciation(2)	(1,804)
Purchases, repayments, and exits, net	75,587
Transfer in and/or out of level 3	0

Balance at June 30, 2008	$599,498

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statement of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
(3)

Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs	Six Months Ended June 30, 2008
($ in thousands)
Balance at December 31, 2007	$522,740
Total gains or losses
Net Realized gains/(losses)(1)	(216)
Net change in unrealized appreciation or depreciation(2)	(145)
Purchases, repayments, and exits, net	77,119
Transfer in and/or out of level 3	0

Balance at June 30, 2008	$599,498

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statement of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
(3)

Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

At June 30, 2008 and December 31, 2007, the Company had investments in two portfolio companies deemed to be Affiliates. One investment is a non income producing equity investment and one portfolio company became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $68,000 since these investments became Affiliates.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of June 30, 2008 and December 31, 2007 at fair value is shown as follows:

	June 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$447,929	74.4%	$429,760	81.1%
Senior debt	105,851	17.6%	61,483	11.6%
Preferred stock	31,611	5.2%	23,265	4.4%
Senior debt-second lien with warrants	16,127	2.7%	12,078	2.3%
Common Stock	578	0.1%	2,938	0.5%
Subordinated debt with warrants	—	0.0%	448	0.1%

	$602,096	100.0%	$529,972	100.0%

A Summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	June 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$570,261	94.7%	$512,724	96.8%
Canada	15,625	2.6%	15,001	2.8%
Israel	13,210	2.2%	2,247	0.4%
Netherlands	3,000	0.5%	—	—

	$602,096	100.0%	$529,972	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at June 30, 2008 and December 31, 2007 (excluding unearned income):

	June 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Communications & networking	$125,331	20.8%	$114,014	21.5%
Information services	72,669	12.1%	58,464	11.0%
Drug discovery	70,706	11.7%	95,294	18.0%
Software	67,215	11.2%	38,963	7.4%
Specialty pharmaceuticals	49,719	8.3%	45,646	8.6%
Electronics & computer hardware	48,805	8.1%	50,953	9.6%
Semiconductors	26,942	4.5%	25,501	4.8%
Consumer & business products	26,704	4.4%	2,817	0.5%
Drug delivery	21,403	3.6%	22,725	4.3%
Internet consumer & business services	20,841	3.5%	16,918	3.2%
Biotechnology tools	19,652	3.3%	9,714	1.8%
Therapeutic	13,522	2.2%	12,853	2.4%
Diagnostic	13,188	2.1%	2,316	0.5%
Media/Content/Info	11,709	1.9%	7,193	1.4%
Surgical Devices	7,827	1.3%	16,821	3.2%
Energy	5,863	1.0%	7,016	1.3%
Advanced Specialty Materials & Chemicals	—	0.0%	2,764	0.5%

	$602,096	100.0%	$529,972	100.0%

During the three and six-month periods ended June 30, 2008, the Company made investments in debt securities totaling $154.6 million and $203.7 million, respectively. In addition, during the three and six-month periods ended June 30, 2008, the Company made investments in equity securities of approximately $6.4 million and $7.1 million, respectively.

During the three month period ended June 30, 2008, the Company recognized net realized gains of approximately $1.9 million from the sale of one biopharmaceutical company and one software company.

During the quarter ended March 31, 2008, the Company revised the marketability discount it applies to its private company warrants. As a result of the revision to the discounts applied to the warrants, it recognized an unrealized gain of approximately $5.3 million during the quarter representing an increase to net assets from operations of approximately $0.16 per share.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with Statement of Financial Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases (“FAS 91”). The Company had approximately $7.9 million and $6.6 million of unamortized fees at June 30, 2008 and December 31, 2007, respectively, and approximately $2.3 million and $2.0 million in exit fees receivable at June 30, 2008 and December 31, 2007, respectively.

While not significant to the total debt investment portfolio, the Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three and six-month periods ended June 30, 2008, approximately $229,000 and $415,000 in PIK income was recorded, respectively. For the three and six month periods ended June 30, 2007, approximately $75,000 in PIK income was recorded.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio companies’ assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2008, approximately 43 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 42 portfolio company loans were prohibited from pledging or encumbering their intellectual property and one portfolio company was secured by a second lien position. See “Part II—Item 1A—Risk Factors.”

3. Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, has a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250.0 million.

On May 7, 2008, the Company amended and renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the agreement, the Company paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% is charged on any unused portion of the facility. The Credit Facility is collateralized by loans from the Company’s portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. At June 30, 2008, the Company had $118.9 million outstanding under the Credit Facility.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the six months ended June 30, 2008, the Company recorded an additional liability and reduced its unrealized gains by approximately $95,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $785,000 at June 30, 2008 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at June 30, 2008. Based on our average borrowings for the year ended December 31, 2007 and the quarter ended June 30, 2008 and the amount of expense we recorded for our realized and unrealized gains for the related periods, the additional cost of our borrowings as a result of the warrant participation agreement could increase by approximately 0.35% and 1.03%, respectively. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $927,000 under the warrant participation agreement thereby reducing its realized gains by this amount.

As of June 30, 2008, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $338.7 million to Hercules Funding Trust I and had drawn $118.9 million under the Credit Facility. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the three and six-month periods ended June 30, 2008 was approximately $97.6 and $87.5 million and the average interest rate was approximately 6.19% and 5.53%, excluding facility fees, respectively.

The Company plans to aggregate pools of funded loans using the Credit Facility or other conduits that it may seek until a sufficiently large pool of unfunded loans is created which can then be securitized at a later date. The Company expects that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that the Company will be able to complete this securitization strategy, or that it will be successful. The Company does not believe a securitization facility will be available to it during at least the next twelve months due to the current credit environment.

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million, subject to periodic adjustments by the SBA. With $63.6 million of regulatory capital as of June 30, 2008, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $95.1 million was outstanding as of June 30, 2008. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 20.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiary HTII, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HTII is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations. As of June 30, 2008, HTII could draw up to $127.2 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA as announced on March 26, 2008 at 5.471%. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

At June 30, 2008 and December 31, 2007, the Company had the following borrowing capacity and outstandings:

	June 30, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$134,900	$118,900	$250,000	$79,200
SBA Debenture	127,200	95,050	127,200	55,050

Total	$262,100	$213,950	$377,200	$134,250

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

Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. Taxable income includes non-cash income and such as changes in accrued and reinvested interest which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual payment-in-kind interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

For the quarter ended June 30, 2008, the Company declared a distribution of $0.34 per share and for 2008 the Company estimates that it will distribute $1.32 in dividends. This estimate takes into account the Company’s expectations for the performance of its business for 2008, and its estimates of operating income, capital gains, net income and taxable income for 2008. The Company’s actual distributions for 2008 may differ from this estimate. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of June 30, 2008, approximately $0.64 or 100.0% would be from ordinary income, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2008 distributions to shareholders will actually be.

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

As of June 30, 2008 we have paid $20.9 million in dividends to shareholders during 2008. On August 7, 2008 we announced that our Board of Directors approved a dividend of $0.34 per share to shareholders of record as of August 15, 2008 and payable on September 15, 2008.

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

A summary of activity in the 5 Year Warrants initially attached to units issued for the six months ended June 30, 2008 is as follows:

Five-Year Warrants
Outstanding at December 31, 2007	371,937
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(88,323)

Outstanding at June 30, 2008	283,614

The Company received net proceeds of approximately $933,000 from the exercise of the 5-Year Warrants in the six-month period ended June 30, 2008.

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

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted common stock to Messrs. Badavas, Chow and Woodward, its independent Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. The shares were issued pursuant to the 2006 Plan on July 31, 2007 and vest 33% on an annual basis from the date of grant. Deferred compensation cost of approximately $91,000 will be recognized ratably over the three year vesting period. During the three and six-month periods ended June 30, 2008 the Company recognized compensation expense related to restricted stock of approximately $7,500 and $15,000, respectively. There was no compensation expense for restricted stock in the comparable periods of 2007.

During the six months ended June 30, 2008, the Company granted approximately 225,000 restricted shares pursuant to the 2004 Plan that vest 25% on an annual basis from the date of grant. During the three months ended June 30, 2008, the Company cancelled 20,500 shares of restricted stock. Deferred compensation cost of approximately $2.4 million will be recognized ratably over the four year vesting period. During the three and six-month periods ended June 30, 2008 the Company recognized compensation expense related to restricted stock of approximately $150,000 and $217,000 respectively. There was no compensation expense related to restricted stock during the three and six-month periods ended June 30, 2007.

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

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the six months ended June 30 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at December 31, 2007	2,920,513	10,692
Granted	1,114,836	—
Exercised	—	—
Cancelled	(127,822)	—

Outstanding at June 30, 2008	3,907,527	10,692

Weighted-average exercise price at June 30, 2008	$13.16	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2008, options for approximately 2.1 million shares were exercisable at a weighted average exercise price of approximately $13.16 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options and warrants granted under the 2006 and 2004 Plan during the six month periods ended June 30, 2008 and 2007 was approximately $1.0 million and 1.4 million, respectively. During the six month periods ended June 30, 2008 and 2007, approximately $684,000 and $546,000 of share-based cost was expensed, respectively. As of June 30, 2008, there was approximately $1.8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the six month periods ended June 30, 2008 and 2007:

	2008	2007
Expected Volatility	23%	24%
Expected Dividends	8% - 10%	8%
Expected term (in years)	4.5	4.5
Risk-free rate	2.27% - 3.18%	4.47% - 4.92%

7. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net increase in net assets resulting from operations	$8,358	$8,270	$19,395	$14,601
Weighted average common shares outstanding	32,832	25,190	32,731	24,037
Change in net assets per common share—basic	$0.25	$0.33	$0.59	$0.61

Net increase (decrease) in net assets resulting from operations	$8,358	$8,270	$19,395	$14,601
Weighted average common shares outstanding	32,832	25,190	32,731	24,037
Dilutive effect of warrants and stock options	—	211	—	211

Weighted average common shares outstanding, assuming dilution	32,832	25,401	32,731	24,248
Change in net assets per common share—assuming dilution	$0.25	$0.33	$0.59	$0.60

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended June 30, 2008 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 3.9 million and 1.1 million, respectively. For the six months ended June 30, 2008 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 3.8 million and 1.1 million shares, respectively.

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

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $3,300 in brokerage commissions during the six month period ended June 30, 2008. The Company did not pay any brokerage commissions during the six months ended June 30, 2007.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
(in thousands, except per share data)	2008		2007
Per share data:
Net asset value at beginning of period	$12.31		$11.65
Net investment income	0.58		0.52
Net realized gain on investments	0.15		—
Net unrealized appreciation on investments	(0.14)		0.09

Total from investment operations	0.59		0.61
Net increase/(decrease) in net assets from capital share transactions	(0.07)		0.37
Distributions	(0.64)		(0.60)
Stock-based compensation expense included in investment income (1)	0.02		0.02

Net asset value at end of period	$12.21		$12.05

Ratios and supplemental data:
Per share market value at end of period	$8.93		$13.51
Total return	-18.76	%(2)	-0.98	%(2)
Shares outstanding at end of period	32,731		32,371
Weighted average number of common shares outstanding	32,832		24,037
Net assets at end of period	$401,082		$390,024
Ratio of operating expense to average net assets (annualized)	7.73%		7.79%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	9.37%		9.26%
Average debt outstanding	$160,110		$73,334
Weighted average debt per common share	$4.89		$3.05
Portfolio turnover	0.49%		0.26%

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

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at June 30, 2008 totaled approximately $193.0 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $470,000 and $347,000 during the six-month periods ended June 30, 2008 and 2007, respectively.

The following table shows our contractual obligations as of June 30, 2008:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	4-5 years	After 5 years
Borrowings (4)	$213,950	$118,900	$—	$—	$95,050
Operating Lease Obligations	5,050	969	2,961	1,120	—

Total	$219,000	$119,869	$2,961	$1,120	$95,050

(1)	Excludes commitments to extend credit to the portfolio companies.
(2)	Borrowings under the Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of the current agreements with existing portfolio companies and modification of the credit facility.
(3)	The Company also has a warrant participation agreement with Citigroup. See Note 3.
(4)	Includes borrowings under the Credit Facility and the SBA debentures.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. SFAS 157 does not change existing guidance as to whether an instrument is carried at fair value.

FAS 157 also (i) nullifies the guidance in EITF 02-3 that precluded recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative was obtained from a quoted market price or other valuation technique incorporating observable inputs; (ii) clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value; (iii) precludes the use of a liquidity or block discount when measuring instruments trading in an active market at fair value; and (iv) requires costs related to acquiring financial instruments carried at fair value to be included in earnings as incurred.

The Company adopted FAS 157 effective January 1, 2008. No material change to the Company’s financial statements resulted from its adoption of FAS 157. For additional information regarding the Company’s adoption of FAS 157, see Note 2, “Investments,” to the Consolidated Financial Statements.

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

12. Subsequent Events

On August 7, 2008, the Board of Directors declared a dividend of $0.34 per share for the second quarter, payable on September 15, 2008 to shareholders of record as of August 15, 2008.

The Company is currently negotiating a new credit facility. The Company expects that the facility will close with $50 million and possibly up to $100 million in capital committed, and will have an accordion feature which could allow the company to increase its credit line potentially up to $300 million, subject to customary conditions. The new credit facility is expected to have an initial term of 24 months, with an optional one year extension. The credit facility is currently a pending transaction, and there can be no assurance as to whether the Company will execute this facility or the timing thereof.

On July 25, 2008, we completed the sale of our portfolio company Agami Systems for the remaining principal balance and interest due under the loan agreement. At June 30, 2008, Agami Systems was a grade 3 investment and our warrant was written down to zero on an unrealized basis.

In July, 2008 we sold warrants in Epicept, a grade 4 investment, providing a realized gain of approximately $232,000, or $0.01 per share expected to be recorded during the third quarter.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code (the Code). We are treated for federal income tax purposes as a RIC under Subchapter M of the Code as of January 1, 2006. To qualify for the benefits allowable to a RIC, we must, among other things, meet certain source-of-income and asset diversification and income distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source of income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC and certain other fees.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. During 2007 and the six month period ended June 30, 2008, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain thinly traded public companies, which we refer to as established-stage companies. In the near-term we are shifting our investment focus to expansion- and established-stage companies as we believe these investments currently provide higher yield returns. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

Portfolio and Investment Activity

The total value of our investment portfolio was $602.1 million at June 30, 2008 as compared to $530.0 million at December 31, 2007. During the three and six-month periods ended June 30, 2008, we made debt commitments to 23 and 28 portfolio companies totaling $229.6 million and $294.6, respectively. We funded $142.8 million to 34 companies and $191.9 million to 46 companies during the three and six-month periods ended June 30, 2008, respectively. We also made equity investments in eight and nine portfolio companies totaling $5.2 million and $5.9 million during the three and six-month periods ended June 30, 2008, respectively, bringing total equity investments at fair value to approximately $32.2 million. The fair value of our warrant portfolio at June 30, 2008 and June 30, 2007 was approximately $24.8 million and $14.7 million respectively. At June 30, 2008, we had unfunded contractual commitments of $193.0 million to 37 portfolio companies. In addition, as of June 30, 2008, we executed non-binding term sheets with two prospective portfolio companies, representing approximately $9.0 million.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the six month period ended June 30, 2008, we received normal principal repayments of $39.3 million, and early repayments and working line of credit paydowns totaling $83.8 million. Total portfolio investment activity (exclusive of unearned income) as of the six month period ended June 30, 2008 is as follows:

($ in millions)	June 30, 2008
Beginning Portfolio	$530.0
Purchase of investments	191.9
Equity Investments	5.9
Sale of Equity Investments	(1.4)
Principal payments received on investments	(39.3)
Early pay-offs and recoveries	(83.8)
Accretion of loan discounts and paid in kind principal	3.1
Net realized and unrealized change in investments	(4.3)

Ending Portfolio	$602.1

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

	June 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$447,929	74.4%	$429,760	81.1%
Senior debt	105,851	17.6%	61,483	11.6%
Preferred stock	31,611	5.2%	23,265	4.4%
Senior debt-second lien with warrants	16,127	2.7%	12,078	2.3%
Common Stock	578	0.1%	2,938	0.5%
Subordinated debt with warrants	—	0.0%	448	0.1%

	$602,096	100.0%	$529,972	100.0%

A Summary of our investment portfolio at value by geographic location is as follows.

	June 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$570,261	94.7%	$512,724	96.8%
Canada	15,625	2.6%	15,001	2.8%
Israel	13,210	2.2%	2,247	0.4%
Netherlands	3,000	0.5%	—	0.0%

	$602,096	100.0%	$529,972	100.0%

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

At June 30, 2008, we had investments in two portfolio companies deemed to be Affiliates. One investment is a non income producing equity investment and one portfolio company became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $68,000 since these investments became Affiliates. No realized gains or losses related to Affiliates were recognized during the three and six-month periods ended June 30, 2008.

The following table shows the fair value of our portfolio by industry sector at June 30, 2008 and December 31, 2007 (excluding unearned income):

	June 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$125,331	20.8%	$114,014	21.5%
Information services	72,669	12.1%	58,464	11.0%
Drug discovery	70,706	11.7%	95,294	18.0%
Software	67,215	11.2%	38,963	7.4%
Specialty pharmaceuticals	49,719	8.3%	45,646	8.6%
Electronics & computer hardware	48,805	8.1%	50,953	9.6%
Semiconductors	26,942	4.5%	25,501	4.8%
Consumer & business products	26,704	4.4%	2,817	0.5%
Drug delivery	21,403	3.6%	22,725	4.3%
Internet consumer & business services	20,841	3.5%	16,918	3.2%
Biotechnology tools	19,652	3.3%	9,714	1.8%
Therapeutic	13,522	2.2%	12,853	2.4%
Diagnostic	13,188	2.1%	2,316	0.5%
Media/Content/Info	11,709	1.9%	7,193	1.4%
Surgical Devices	7,827	1.3%	16,821	3.2%
Energy	5,863	1.0%	7,016	1.3%
Advanced Specialty Materials & Chemicals	—	0.0%	2,764	0.5%

	$602,096	100.0%	$529,972	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$28,635	5.3%	$27,678	5.7%
2	451,498	82.8	341,598	70.9
3	55,023	10.1	103,380	21.4
4	9,931	1.8	9,467	2.0
5	—	—	—	—

	$545,087	100.00%	$482,123	100.00%

As of June 30, 2008, our investments had a weighted average investment grading of 2.10 as compared to 2.20 at December 31, 2007. Our policy is to reduce the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve. At June 30, 2008, 11 portfolio companies were graded 3 and four portfolio companies were graded 4, as compared to 15 and three portfolio companies, respectively, at December 31, 2007. At June 30, 2008, two of our portfolio companies were on non-accrual status. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. The fair value of the loans and debt securities on non-accrual status at June 30, 2008 was $4.3. No loans or debt securities were on non-accrual at December 31, 2007.

The effective yield on our debt investments during the quarter was 14.3% which was higher than the effective yield of 12.6% in the preceding quarter due acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan obligations was approximately 12.67% at June 30, 2008 as compared to 12.70% at December 31, 2007, attributed to increased investments to both expansion- and established-stage companies and asset based financing offered to more mature companies seeking revolver type financing solutions. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $30.0 million, with an average initial principal balance of between $1.0 million and $15.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime rate to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At June 30, 2008, approximately 43 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 42 portfolio company loans were prohibited from pledging or encumbering their intellectual property and one portfolio company was secured with a second lien position. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our mezzanine debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of June 30, 2008, we have received warrants in connection with the majority of our debt investments in each portfolio company, and have realized gains on 13 warrant positions since inception. During the three-month period ended June 30, 2008, we realized gains of approximately $2.0 million from our warrant and equity investments as a result of the sale of one drug discovery company. We recognized realized losses during the three-month period ended June 30, 2008 of approximately $49,000 on the sale of one software company.

Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. We currently hold warrants in 96 portfolio companies, with a fair value of approximately $24.8 million included in the investment portfolio of $602.1 million. The fair value of the warrant portfolio has increased by $10.1 million or 68.3% as compared to the fair value of $14.7 million at June 30, 2007. These warrant holdings would allow us to invest approximately $60.5 million if such warrants are exercised. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three and Six-Month Periods Ended June 30, 2008 and 2007

Operating Income

Interest income totaled approximately $16.1 and $30.3 million for the three and six-month periods ended June 30, 2008, respectively, compared with $11.8 and $20.8 for the three and six-month periods ended June 30, 2007. These increases were primarily due to higher outstanding investment balances and accelerated interest income from early repayments Income from commitment, facility and loan related fees totaled approximately $2.9 and $4.3 million for the three and six-month periods ended June 30, 2008, respectively, as compared with approximately $1.5 and $2.1 million for the three and six-month periods ended June 30, 2007. The increases in investment income and income from commitment, facility and loan related fees for both periods presented are the result of higher average loan balances outstanding due to origination activity and yield from the related investments and additional fees collected during the quarter from loan amendments and prepayments . At June 30, 2008, we had approximately $7.9 million of deferred revenue related to commitment and facility fees, as compared to approximately $4.9 million as of June 30, 2007.

Operating Expenses

Operating expenses totaled approximately $9.1 million and $15.7 million during the three and six-month periods ended June 30, 2008, respectively, compared with $6.0 million and $10.5 million during the three and six-month periods ended June 30, 2007, respectively. Operating expenses for the three and six-month periods ended June 30, 2008 included interest expense, loan fees and unused commitment fees of approximately $3.5 million and $5.7 million, respectively, compared with $2.0 million and $3.0 million for the three and six-month periods ended June 30, 2007, respectively. The 72.8% increase in these expenses was due to the higher average outstanding debt balance of approximately $180.9 million during the three months ended June 30, 2008 as compared to $108.1 million during the three months ended June 30, 2007, higher cost of debt under our Credit Facility and higher fees for our SBA debenture. The expense was higher for the six month period of 2008 compared to 2007 by 93.0% due to a higher average debt balance of $160.1 million compared to $73.3 million.

Employee compensation and benefits were approximately $2.9 million and $5.7 million during the three and six-month periods ended June 30, 2008, respectively, compared with $2.0 million and $4.0 million during the three and six-month periods ended June 30, 2007, respectively. The increase in compensation expense was primarily related to office expansion in new markets, an increase in our headcount from 35 employees at June 30, 2007 to 43 employees at June 30, 2008 and increases in salaries and our bonus accrual. General and administrative expenses which include legal and accounting fees, insurance premiums, rent and various other expenses increased to $2.4 million and $3.6 million for the three and six-month periods ended June 30, 2008, up from $1.7 million and $3.0 million during the three and six-month periods ended June 30, 2007, primarily due to increased legal expense related to a workout in one portfolio company, increased accounting and auditing expense, as well as the addition of restricted stock expense. In addition, we incurred approximately $507,000 and $901,000 of stock-based compensation expense during the three and six-month periods ended June 30, 2008, as compared to $293,000 and $547,000 in 2007, respectively.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before provision for income tax expense for the three and six-month periods ended June 30, 2008 totaled $10.0 and $19.0 million, respectively, as compared with net investment income before provision for income tax expense of approximately $7.2 and $12.5 million for the three and six-month periods ended June 30, 2007. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

During the three-month period ended June 30, 2008, we generated realized gains totaling approximately $2.0 million from the sale of one biopharmaceutical company. We recognized realized losses in the second quarter of 2008 of approximately $49,000 on the sale of one software company. This brings the total net realized gains to approximately $4.9 million for the six month period ended June 30, 2008. A summary of realized and unrealized gains and losses for the three and six-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Realized gains	1,958	—	5,482	290
Realized losses	(49)	(336)	(615)	(336)

Net realized gains	$1,909	(336)	$4,867	(46)

During the three and six-month periods ended June 30, 2008, net unrealized investment depreciation totaled approximately $3.5 and $4.4 million respectively, compared to net unrealized appreciation of approximately $1.4 and $2.2 million for the three and six-month periods ended June 30, 2007. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. As of June 30, 2008, the net unrealized investment appreciation recognized by the company were reduced by approximately $785,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under Note 3 to the consolidated financial statements. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and six month periods ended June 30, 2008:

	Three months ended June 30, 2008		Six Months Ended June 30, 2008
	Companies	Amount	Companies	Amount
($ in thousands)
Gross unrealized appreciation on portfolio investments	24	$4,663	47	6,221
Gross unrealized depreciation on portfolio investments	67	(7,433)	47	(7,174)
Reversal of prior period net unrealized appreciation upon a realization		(857)		(3,243)
Citigroup Warrant Participation		104		(248)

Net unrealized appreciation/(depreciation) on portfolio investments		$(3,523)		$(4,444)

We previously announced that we anticipated achieving eight to 10 exit events during 2008. As of June 30, 2008, eleven of our portfolio companies have achieved exit events.

Income Taxes and Excise Taxes

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

As of June 30, 2008 we have paid $20.9 million in dividends to shareholders during 2008. On August 7, 2008 we announced that our Board of Directors approved a dividend of $0.34 per share to shareholders of record as of August 15, 2008 and payable on September 15, 2008. For 2008, we estimate that we will distribute $1.32 in dividends. This estimate takes into account the Company’s expectations for the performance of its business for 2008, and its estimates of operating income, capital gains, net income and taxable income for 2008. The Company’s actual distributions for 2008 may differ from this estimate.

In accordance with regulated investment company distribution rules, we are required to declare current year dividends to be paid from carried over excess taxable income from 2007 before we file our 2007 tax return in September, 2008, and we must pay such dividends by December 31, 2008.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three and six-month periods ended June 30, 2008, net income totaled approximately $8.4 million and $19.4 million, respectively, compared to net income of approximately $8.3 million and $14.6 million for the three and six-month periods ended June 30, 2007. These changes are made up of the items previously described.

Basic and fully diluted net income per share for the three and six-month periods ended June 30, 2008 was $0.25 and $0.59, respectively, as compared to a basic net income per share of $0.33 and $0.61, and fully diluted net income per share of $0.33 and $0.60 for the three and six-month periods ended June 30, 2007, respectively.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2008, we had approximately $13.9 million in cash and cash equivalents and available borrowing capacity of approximately $16.0 million under our Credit Facility and approximately $32.2 million available under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

For the six months ended June 30, 2008, net cash used in operating activities totaled approximately $50.7 million as compared to $119.7 million for the six months ended June 30, 2007. This decrease was due primarily due to $197.7 million used for investment in our portfolio companies offset by $123.1 million of principal payments in first half of 2008 as compared $180.7 million used for investment in our portfolio companies offset by $50.0 million in principal repayments during the six months ended June 30, 2007. Cash used in investing activities totaled approximately $640,000 for the six months ended June 30, 2008 compared with net cash provided by investing activities of $138,000 for the six months ended June 30, 2007. This change is primarily the result of a decrease in other long-term assets offset by the purchase of capital equipment. Net cash provided by financing activities totaled $57.4 million for the six months ended June 30, 2008 compared to $110.7 million for the six months ended June 30, 2007. This change is due to net proceeds from the sale of additional common stock of approximately $933,000, borrowings of $173.7 million on the credit facilities offset by repayment of $94.0 million and dividends paid of approximately $20.9 million in the six months ended June 30, 2008.

As of June 30, 2008, net assets totaled $401.1 million, with a net asset value per share of $12.21. We intend to generate additional cash primarily from equity capital, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies repayments, and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. As a result of the exemptive relief we received related to our SBA debt, we are not required to include SBA debt in the leverage ratio required by the 1940 Act. In order to fully leverage the Company, we would need to obtain additional credit. There can be no assurances that we will seek to, or be successful in, leveraging the Company further.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of June 30, 2008 was approximately 517%.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. As of June 30, 2008, we had $118.9 million outstanding under the Credit Facility and approximately $95.1 million under the SBA program. As of June 30, 2008, there were $338.7 million of loans in the collateral pool and, based on eligible loans in the pool and existing advance rates, we have access to approximately $16.0 million of borrowing capacity available under our $134.9 million securitized credit facility. In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Credit Facility. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. See Note 3 to the consolidated financial statements for discussion of the participation right. We anticipate that portfolio fundings entered into in succeeding periods will allow us to utilize the full borrowing capacity of the Credit Facility.

At June 30, 2008 and December 31, 2007, we had the following borrowing capacity and outstandings:

	June 30, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$134,900	$118,900	$250,000	$79,200
SBA Debenture	127,200	95,050	127,200	55,050

Total	$262,100	$213,950	$377,200	$134,250

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. We have a commitment from the SBA permitting us to draw up to $127.2 million from the SBA, subject to certain regulatory requirements. At June 30, 2008, we had a net investment of $63.6 million in HT II, and there are investments in 39 companies with a fair value of approximately $166.7 million. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company.

At our Annual Meeting of Stockholders on May 29, 2008, stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below our net asset value per share, subject to Board approval of the offering. If we determine to conduct an offering to raise equity capital at a price below our net asset value, stockholders will experience immediate dilution following the offering. See Item 1A — Risk Factors.

Current Market Conditions

The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. We and other commercial finance companies have previously utilized the securitization market to finance some investment activities. Due to the current dislocation of the securitization market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector may have to access alternative debt markets in order to grow. The debt capital that will be available may be at a higher cost, and terms and conditions may be less favorable which could negatively affect our financial performance and results.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2008, we had unfunded commitments of approximately $193.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2008:

	Payments due by period
	(in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	4-5 years	After 5 years
Borrowings (4)	$213,950	$118,900	$—	$—	$95,050
Operating Lease Obligations	5,050	969	2,961	1,120	—

Total	$219,000	$119,869	$2,961	$1,120	$95,050

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	Borrowings under the Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of the current agreements with existing portfolio companies and modification of the credit facility.
(3)	We also have a warrant participation agreement with Citigroup. See Note 3.
(4)	Includes borrowings under our Credit Facility and the SBA debentures.

Borrowings

We, through Hercules Funding Trust I, an affiliated statutory trust, have a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250 million.

On May 7, 2008, we amended and renewed our Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the agreement, the we paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% that is charged on any unused portion of the facility. The Credit Facility is collateralized by loans from our portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. At June 30, 2008, we had $118.9 million outstanding under the Credit Facility.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the six months ended June 30, 2008, we recorded an additional liability and reduced our unrealized gains by approximately $95,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $785,000 at June 30, 2008 and is included in accrued liabilities and reduces the unrealized gain recognized at June 30, 2008. Since inception of the agreement, we have paid Citigroup approximately $927,000 under the warrant participation agreement thereby reducing its realized gains.

As of June 30, 2008, we, through our special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $338.7 million to Hercules Funding Trust I and had drawn $118.9 million under the Credit Facility. Transfers of loans have not met the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the three and six-month periods ended June 30, 2008 was approximately $97.6 and $87.5 million and the average interest rate was approximately 6.19% and 5.53%, excluding facility fees, respectively.

We plan to aggregate pools of funded loans using the Credit Facility or other conduits that we may seek until a sufficiently large pool of unfunded loans is created which can then be securitized at a later date. We expect that any loans included in a securitization facility will be securitized on a non-recourse basis with respect to the credit losses on the loans. There can be no assurance that we will be able to complete this securitization strategy, or that it will be successful. We do not believe a securitization facility will be available during at least the next twelve months due to the current credit environment.

In January 2005, we formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million, subject to periodic adjustments by the SBA. With $63.6 million of regulatory capital as of June 30, 2008, HT II has the current capacity to issue up to a total of $127.2 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $95.1 million was outstanding as of June 30, 2008. There is no assurance that HT II will draw up to the maximum limit available under the SBIC program.

As of June 30, 2008, assets held by HT II represented approximately 28.2% of the total assets of the Company.

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

HTII is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations. As of June 30, 2008, HTII could draw up to $127.2 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA as announced on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA as announced on March 26, 2008 at 5.471%. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340

			$3.065

On August 7, 2008, we announced that our Board of Directors approved a dividend of $0.34 per share to shareholders of record as of August 15, 2008 and payable on September 15, 2008.

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of its distributions year-to-date as of June 30, 2008, $0.64 or 100.0% would be from ordinary income and spill-over earnings from 2007, however there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2007 distributions to stockholders will actually be.

Recent Developments

The Company is currently negotiating a new credit facility. The Company expects that the facility will close with $50 million in capital committed, and will have an accordion feature which could allow the company to increase its credit line potentially up to $300 million, subject to customary conditions. The new credit facility is expected to have an initial term of 24 months, with an optional one year extension. The credit facility is currently a pending transaction, and there can be no assurance as to whether the Company will execute this facility or the timing thereof.

On July 25, 2008, we completed the sale of our portfolio company Agami Systems for the remaining principal balance and interest due under the loan agreement. At June 30, 2008, Agami Systems was a grade 3 investment and our warrant was written down to zero on an unrealized basis.

In July, 2008 we sold warrants in Epicept, a grade 4 investment, providing a realized gain of approximately $232,000, or $0.01 per share expected to be recorded during the third quarter.

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

At June 30, 2008, approximately 97% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process in accordance with the provisions of FAS No. 157, Fair Value Measurement (“FAS 157”) and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157, which defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. We adopted FAS 157 effective January 1, 2008. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Consistent with FAS 157, we determine fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. In accordance with FAS 157, we have considered the principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity. FAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

When originating a debt instrument, we generally receive warrants or other equity-related securities from the borrower. We determine the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the loan from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the debt and equity securities. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. We may consider, but are not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in its evaluation of the fair value of its investment.

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

All investments recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are the debt investments and warrants.

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2008 we had two loans on non-accrual status. As of June 30, 2007 we had one loan on non-accrual status.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three and six-months period ended June 30, 2008, approximately $1.5 million and $2.1 million in PIK and end-of-term income was recorded. There was approximately $402,000 and $708,000 in PIK and end-of-term income recorded during the three and six-month periods ended June 30, 2007.

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

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options to employees under our 2004 Equity Incentive Plan. We follow SFAS No. 123 (revised 2004), Share-Based Payments (“FAS 123R”), to account for stock options granted. Under FAS 123R, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized.

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

We are subject to financial market risks, including changes in interest rates. As of June 30, 2008, approximately 41% of our portfolio loans were at fixed rates and 59% of our loans were at variable rates. Over time additional investments may be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten-year treasury every March and September for borrowings of the preceding six months. At June 30, 2008, the borrowing rate under the Credit Facility was LIBOR plus a spread of 5.0%. The borrowing rate under the SBA facility for approximately $12.0 million of fixed rate borrowings was approximately 5.5% and the rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA as announced on March 26, 2008 at 5.471%. In addition, the SBA charges an annual fee of 0.906%.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At June 30, 2008, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

If we conduct an offering of our common stock at a price below net asset value, investors are likely to incur immediate dilution upon the closing of the offering.

At our Annual Meeting of Stockholders on May 29, 2008, stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to Board approval of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one of more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we made smaller investments in more companies. The following table shows the fair value of investments held at June 30,2008 that are greater than 5% of net assets:

		June 30, 2008
(in thousands)	Industry	Fair Value	Percentage of Net Assets
Zayo Bandwith Corporation	Communications & Networking	$25,000	6.2%
Tectura Corporation	Communications & Networking	22,339	5.6%
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	20,927	5.2%

Zayo Bandwidth Corporation provides bandwidth services to carriers, web-centric companies, public institutions and enterprises. Zayo’s mission is to be a highly reliable and responsive bandwidth provider in those geographies where it has fiber networks.

Tectura Corporation provides business value and competitive advantage to more than 4,000 clients worldwide through its Microsoft integrated business solutions. With successful implementations in over 50 countries, Tectura is a leading global provider of integrated business solutions to mid-market companies and large enterprise divisions.

QuatRx Pharmaceuticals Company, a venture-backed drug development company, focuses on therapeutic compounds primarily for the treatment of major endocrine, metabolic and cardiovascular diseases such as dyslipidemia, diabetes and obesity.

Our financial results could be negatively affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Current market conditions have impacted debt and equity capital markets in the United States.

The debt and equity capital markets in the United States have been impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, have led to worsening general economic conditions, which have impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. We and other commercial finance companies have previously utilized the securitization market to finance some investment activities. Due to the current dislocation of the securitization market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector may have to access alternative debt markets in order to grow. The debt capital that will be available may be at a higher cost, and terms and conditions may be less favorable which could negatively affect our financial performance and results.

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

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that most of our initial investments in debt securities will be at floating rates. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. We may, but will not be required to, hedge against the risk of adverse movement in interest rates in our short-term and long-term borrowings relative to our portfolio of assets. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

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

During the three months ended June 30, 2008, one of our Directors elected to take part of their compensation in the form of common stock in lieu of cash. We issued a total of 1,667 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $18,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2008, the Company held its Annual Meeting of Stockholders. The following three matters were submitted to the stockholders for consideration:

1.	To elect two directors of the Company who will serve for three years, or until their successors are elected and qualified;

2.	To ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008;

3.	To approve a proposal to authorize the Company, with the approval of its board of directors (the “Board”), to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share; and

The stockholders approved the three matters submitted for consideration and the results of the shares voted with regard to each of these matters are as follows:

	For	Against
1. Election of directors:
Robert P. Badavas	28,041,871	1,790,029
Joseph W. Chow	28,039,554	1,764,742

	For	Against	Broker Non-Votes
2. Ratification of appointment of Ernst & Young LLP as auditors:	29,718,286	85,657	27,951
3. Approve the proposal to authorize the Company to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share:	18,795,352	2,700,844	7,987,201

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 11, 2008	/s/MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 11, 2008	/s/DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002