Form 10-Q
period 2008-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2008-11-10
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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

On November 7, 2008, there were 32,862,554 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	September 30, 2008 (unaudited)	December 31, 2007
Assets
Investments:
Non-affiliate investments (cost of $621,675 and $513,106)	$632,500	$525,725
Affiliate investments (cost of $6,344 and $6,344)	4,247	4,247

Total investments, at value (cost of $628,019 and $519,450 respectively)	636,747	529,972
Deferred loan origination revenue	(7,769)	(6,593)
Cash and cash equivalents	20,489	7,856
Interest receivable	7,859	6,387
Other assets	17,677	4,321

Total assets	675,003	541,943
Liabilities
Accounts payable and accrued liabilities	7,213	6,956
Short-term credit facility	127,900	79,200
Long-term credit facility	10,000	—
Long-term SBA debentures	127,200	55,050

Total liabilities	272,313	141,206

Net assets	$402,690	$400,737

Net assets consist of:
Common stock, par value	$33	$33
Capital in excess of par value	397,990	393,530
Deferred stock compensation	(2,418)	(78)
Unrealized appreciation on investments	8,105	10,129
Accumulated realized gains on investments	5,812	819
Distributions in excess of investment income	(6,832)	(3,696)

Total net assets	$402,690	$400,737

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	32,863	32,541

Net asset value per share	$12.25	$12.31

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.77%)*(4)	Drug Discovery	Senior Debt Matures January 2010 Interest rate 10.25%	$2,204	$2,202	$2,202
		Preferred Stock Warrants		69	731
		Preferred Stock Warrants		35	162
Acceleron Pharmaceuticals, Inc. (0.45%)		Preferred Stock		1,243	1,805

Total Acceleron Pharmaceuticals, Inc.				3,549	4,900
Aveo Pharmaceuticals, Inc. (3.78%)(4)	Drug Discovery	Senior Debt Matures November 2011 Interest rate 11.13%	$15,000	14,913	14,890
		Preferred Stock Warrants		190	252
		Preferred Stock Warrants		104	68
		Preferred Stock Warrants		24	23

Total Aveo Pharmaceuticals, Inc.				15,231	15,233
Elixir Pharmaceuticals, Inc. (2.8%)(4)	Drug Discovery	Senior Debt Matures December 2010 Interest rate Prime + 4.50%	$11,000	11,000	11,000
		Preferred Stock Warrants		217	260

Total Elixir Pharmaceuticals, Inc.				11,217	11,260
EpiCept Corporation (0.91%)(4)	Drug Discovery	Senior Debt Matures April 2009 Interest rate 15.00%	$2,768	2,532	2,897
		Common Stock Warrants		—	—
		Common Stock Warrants		161	610
		Common Stock Warrants		40	154

Total EpiCept Corporation				2,733	3,661
Horizon Therapeutics, Inc. (1.53%)(4)	Drug Discovery	Senior Debt Matures May 2011 Interest rate Prime + 1.50%	$6,000	5,880	5,880
		Preferred Stock Warrants		178	263

Total Horizon Therapeutics, Inc.				6,058	6,143
Inotek Pharmaceuticals Corp. (0.37%)	Drug Discovery	Preferred Stock		1,500	1,500

Total Inotek Pharmaceuticals Corp.				1,500	1,500
Memory Pharmaceuticals Corp. (3.04%)(4)	Drug Discovery	Senior Debt Matures December 2010 Interest rate 11.45%	$13,245	12,221	12,221
		Common Stock Warrants		1,751	23

Total Memory Pharmaceuticals Corp.				13,972	12,244
Merrimack Pharmaceuticals, Inc. (0.25%)(4)	Drug Discovery	Convertible Senior Debt Matures October 2008 Interest rate 11.15%	$85	85	85
		Preferred Stock Warrants		156	914
Merrimack Pharmaceuticals, Inc. (0.69%)		Preferred Stock		2,000	2,787

Total Merrimack Pharmaceuticals, Inc.				2,241	3,786

Neosil, Inc. (0.00%)	Drug Discovery	Preferred Stock Warrants		83	—

Total Neosil, Inc.				83	—

Paratek Pharmaceuticals, Inc. (0.10%)(4)	Drug Discovery	Preferred Stock Warrants		137	415
Paratek Pharmaceuticals, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,415

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Portola Pharmaceuticals, Inc. (3.28%)(4)	Drug Discovery	Senior Debt Matures September 2011 Interest rate Prime + 2.16%	$12,917	12,840	12,840
		Preferred Stock Warrants		152	350

Total Portola Pharmaceuticals, Inc.				12,992	13,190
Recoly, N.V. (0.74%)(6)	Drug Discovery	Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$3,000	3,000	3,000

Total Recoly, N.V.				3,000	3,000

Total Drug Discovery (18.96%)				73,713	76,332

Affinity Videonet, Inc. (1.62%)(4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 4.50%	$4,000	3,935	3,935
		Senior Debt Matures June 2012 Interest rate Prime + 5.50%	$2,000	2,000	2,000
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 3.50%	$500	500	500
		Preferred Stock Warrants		74	72

Total Affinity Videonet, Inc.				6,509	6,507
E-band Communications, Inc. (0.50%)(7)	Communications & Networking	Preferred Stock		2,000	2,000

Total E-Band Communications, Inc.				2,000	2,000
IKANO Communications, Inc. (3.88%)(4)	Communications & Networking	Senior Debt Matures April 2011 Interest rate 11.00%	$15,196	15,196	15,196
		Preferred Stock Warrants		46	175
		Preferred Stock Warrants		72	266

Total IKANO Communications, Inc.				15,314	15,637
Kadoink, Inc. (0.5%)(4)	Communications & Networking	Senior Debt Matures April 2011 Interest rate Prime + 2.00%	$2,000	1,952	1,952
		Preferred Stock Warrants		73	72
Kadoink, Inc. (0.06%)		Preferred Stock		250	250

Total Kadoink, Inc.				2,275	2,274
Neonova Holding Company (2.24%)	Communications & Networking	Senior Debt Matures September 2012 Interest rate Prime + 3.25%	$9,000	8,924	8,924
		Preferred Stock Warrants		94	80
Neonova Holding Company (0.06%)		Preferred Stock		250	250

Total Neonova Holding Company				9,268	9,254

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Peerless Network, Inc. (0.37%)(5)	Communications & Networking	Senior Debt Matures June 2011 Interest rate Prime + 3.25%	$1,500	1,428	1,428
		Preferred Stock Warrants		95	75
Peerless Network, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Peerless Network, Inc.				2,523	2,503
Ping Identity Corporation (0.21%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$851	842	842
		Preferred Stock Warrants		51	2

Total Ping Identity Corporation				893	844
Purcell Systems, Inc. (2.47%)	Communications & Networking	Senior Debt Matures June 2010 Interest rate Prime + 3.50%	$1,807	1,739	1,739
		Revolving Line of Credit Matures July 2009 Interest rate Prime + 2.75%	$6,000	6,000	6,000
		Senior Debt Matures July 2011 Interest rate Prime + 3.50%	$1,600	1,600	1,600
		Preferred Stock Warrants		123	613

Total Purcell Systems, Inc.				9,462	9,952
Rivulet Communications, Inc. (0.57%)(5)	Communications & Networking	Senior Debt Matures April 2010 Interest rate 10.50%	$2,324	2,301	2,301
		Preferred Stock Warrants		51	—
Rivulet Communications, Inc. (0.00%)		Preferred Stock		250	4

Total Rivulet Communications, Inc.				2,602	2,305
Seven Networks, Inc. (2.57%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 6.00%	$6,941	6,859	6,859
		Revolving Line of Credit Matures September 2009 Interest rate Prime + 5.00%	$3,000	3,000	3,000
		Preferred Stock Warrants		174	500

Total Seven Networks, Inc.				10,033	10,359
Simpler Networks Corp. (0.98%)(8)	Communications & Networking	Senior Debt Matures July 2010 Interest rate 18.25%	$4,646	4,615	3,966
		Preferred Stock Warrants		160	—
Simpler Networks Corp. (0.00%)		Preferred Stock		500	—

Total Simpler Networks Corp.				5,275	3,966

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Stoke, Inc. (0.77%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$3,028	2,995	2,995
		Preferred Stock Warrants		53	116

Total Stoke, Inc.				3,048	3,111
Tectura Corporation (6.32%)(4)	Communications & Networking	Senior Debt Matures April 2012 Interest rate LIBOR + 6.90%	$7,753	7,852	7,852
		Revolving Line of Credit Matures April 2009 Interest rate LIBOR + 6.35%	$12,000	12,000	12,000
		Revolving Line of Credit Matures March 2009 Interest rate LIBOR + 7.50%	$5,507	5,507	5,507
		Preferred Stock Warrants		51	90

Total Tectura Corporation				25,410	25,449
Teleflip, Inc. (0.16%)	Communications & Networking	Senior Debt Matures June 2010 Interest rate Prime + 2.75%	$906	907	651
		Preferred Stock Warrants		11	—

Total Teleflip, Inc.				918	651
Wireless Channels, Inc. (3.01%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 4.25%	$11,156	11,461	11,461
		Preferred Stock Warrants		155	641

Total Wireless Channels, Inc.				11,616	12,102
Zayo Bandwidth, Inc. (6.21%)	Communications & Networking	Senior Debt Matures November 2013 Interest rate Libor + 5.25%	$25,000	25,000	25,000

Total Zayo Bandwith, Inc.				25,000	25,000

Total Communications & Networking (32.75%)				132,146	131,914

Atrenta, Inc. (2.30%)(5)	Software	Senior Debt Matures January 2010 Interest rate 11.50%	$2,961	2,898	2,898
		Revolving Line of Credit Matures October 2009 Interest rate Prime + 2.00%	$6,000	6,000	6,000
		Preferred Stock Warrants		102	242
		Preferred Stock Warrants		34	79
		Preferred Stock Warrants		71	56
Atrenta, Inc. (0.06%)		Preferred Stock		250	240

Total Atrenta, Inc.				9,355	9,515
Blurb, Inc. (1.67%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$1,720	1,709	1,709
		Senior Debt Matures June 2011 Interest rate Prime + 3.50%	$5,000	5,000	5,000
		Preferred Stock Warrants		25	33

Total Blurb, Inc.				6,734	6,742

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Braxton Technologies, LLC. (2.5%)(5)	Software	Senior Debt Matures July 2012 Interest rate Libor + 7.25%	$10,000	9,863	9,863
		Preferred Stock Warrants		188	202

Total Braxton Technologies, LLC.				10,051	10,065
Bullhorn, Inc. (0.28%)	Software	Senior Debt Matures November 2010 Interest rate Prime + 3.75%	$877	851	851
		Preferred Stock Warrants		43	261

Total Bullhorn, Inc.				894	1,112
Cittio, Inc. (0.22%)	Software	Senior Debt Matures May 2010 Interest rate 11.00%	$849	832	832
		Preferred Stock Warrants		53	59

Total Cittio, Inc.				885	891
Clickfox, Inc. (0.62%)	Software	Senior Debt Matures September 2011 Interest rate 10.25%	$2,500	2,337	2,337
		Preferred Stock Warrants		163	161

Total Clickfox, Inc.				2,500	2,498
Forescout Technologies, Inc. (0.46%)(4)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$1,191	1,169	1,169
		Revolving Line of Credit Matures February 2009 Interest rate Prime + 2.25%	$500	500	500
		Preferred Stock Warrants		99	162

Total Forescout Technologies, Inc.				1,768	1,831
GameLogic, Inc. (0.59%)(4)	Software	Senior Debt Matures September 2010 Interest rate Prime + 4.125%	$2,461	2,369	2,369
		Preferred Stock Warrants		93	—

Total GameLogic, Inc.				2,462	2,369
Gomez, Inc. (0.13%)(4)	Software	Preferred Stock Warrants		35	526

Total Gomez, Inc.				35	526
HighJump Acquisition, LLC. (2.98%)(4)	Software	Senior Debt Matures May 2013 Interest rate Prime + 7.50%	$12,000	12,000	12,000

Total HighJump Acquisition, LLC.				12,000	12,000
HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44	57

Total HighRoads, Inc.				44	57
Infologix, Inc. (5.21%)(4)	Software	Senior Debt Matures April 2012 Interest rate Prime + 4.50%	$12,000	12,000	12,000
		Revolving Line of Credit Matures August 2009 Interest rate Prime + 2.50%	$9,000	9,000	9,000

Total Infologix, Inc.				21,000	21,000

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Intelliden, Inc. (0.43%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$1,652	1,645	1,645
		Preferred Stock Warrants		18	72

Total Intelliden, Inc.				1,663	1,717
Oatsystems, Inc. (0.00%)(4)	Software	Preferred Stock Warrants		67	—

Total Oatsystems, Inc.				67	—
Proficiency, Inc. (0.37%)(6)(7)	Software	Senior Debt Matures August 2012 Interest rate 8.00%	$1,500	1,497	1,497
		Preferred Stock Warrants		97	—
Proficiency, Inc. (0.19%)		Preferred Stock		2,750	750

Total Proficiency, Inc.				4,344	2,247
PSS Systems, Inc. (0.72%)(4)	Software	Senior Debt Matures March 2010 Interest rate 10.74%	$2,837	2,813	2,813
		Preferred Stock Warrants		51	93

Total PSS Systems, Inc.				2,864	2,906
Rockyou, Inc. (0.74%)(4)	Software	Senior Debt Matures May 2011 Interest rate Prime + 2.50%	$3,000	2,883	2,883
		Preferred Stock Warrants		117	99

Total Rockyou, Inc.				3,000	2,982
Savvion, Inc. (1.43%)(4)	Software	Senior Debt Matures April 2009 Interest rate Prime + 3.45%	$574	574	574
		Revolving Line of Credit Matures March 2009 Interest rate Prime + 4.45%	$2,078	2,078	2,078
		Revolving Line of Credit Matures March 2009 Interest rate Prime + 3.00%	$2,907	2,855	2,855
		Preferred Stock Warrants		52	264

Total Savvion, Inc.				5,559	5,771
Sportvision, Inc. (0.02%)	Software	Preferred Stock Warrants		39	86

Total Sportvision, Inc.				39	86
WildTangent, Inc. (0.53%)	Software	Senior Debt Matures March 2011 Interest rate 9.65%	$2,000	1,845	1,845
		Preferred Stock Warrants		238	282

Total WildTangent, Inc.				2,083	2,127

Total Software (21.46%)				87,347	86,442

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Luminus Devices, Inc. (3.07%)(4)	Electronics & Computer Hardware	Senior Debt Matures November 2010 Interest rate 12.875%	$7,861	11,474	11,474
		Preferred Stock Warrants		183	273
		Preferred Stock Warrants		84	142
		Preferred Stock Warrants		334	481

Total Luminus Devices, Inc.				12,075	12,370
Maxvision Holding, LLC. (2.7%)(4)	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,089	5,089
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$5,292	5,292	5,292
		Revolving Line of Credit Matures April 2012 Interest rate Prime +2.25%	$472	502	502
Maxvision Holding, LLC. (0.02%) (4)		Preferred Stock		81	82

Total Maxvision Holding, LLC				10,964	10,965
NetEffect, Inc. (0.62%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 16.95%	$2,552	2,515	2,515
		Preferred Stock Warrants		47	—

Total NetEffect, Inc.				2,562	2,515
Shocking Technologies, Inc. (1.01%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 9.75%	$4,000	3,959	3,959
		Preferred Stock Warrants		63	89

Total Shocking Technologies, Inc.				4,022	4,048
SiCortex, Inc. (2.08%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 10.95%	$8,179	8,077	8,077
		Preferred Stock Warrants		164	293

Total SiCortex, Inc.				8,241	8,370
Spatial Photonics, Inc. (0.97%)(4)	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$3,410	3,326	3,326
		Senior Debt Mature April 2011 Interest rate 9.217%	$341	341	341
		Preferred Stock Warrants		130	237
Spatial Photonics, Inc. (0.12%)		Preferred Stock		500	500

Total Spatial Photonics Inc.				4,297	4,404
VeriWave, Inc. (0.96%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$2,960	2,932	2,932
		Revolving Line of Credit Matures September 30 Interest rate Prime +1.00%	$922	922	922
		Preferred Stock Warrants		55	5

Total VeriWave, Inc.				3,909	3,859
ViDeOnline Communications, Inc. (0.07%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		298	287

Total ViDeOnline Communications, Inc.				298	287

Total Electronics & Computer Hardware (11.62%)				46,368	46,818

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Aegerion Pharmaceuticals, Inc. (1.96%)(5)	Specialty Pharmaceuticals	Senior Debt Matures August 2011 Interest rate 8.00%	$7,525	7,525	7,525
		Covertible Senior Debt Matures December 2009 Interest rate Prime + 2.50%	$76	76	76
		Preferred Stock Warrants		70	307
Aegerion Pharmaceuticals, Inc. (0.25%)(4)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				8,671	8,908
Panacos Pharmaceuticals, Inc. (4.55%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2011 Interest rate 11.20%	$18,839	18,296	18,296
		Common Stock Warrants		876	23
Panacos Pharmaceuticals, Inc. (0.02%)		Common Stock		410	62

Total Panacos Pharmaceuticals, Inc.				19,582	18,381
Quatrx Pharmaceuticals Company (4.99%)(4)	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 4.85%	$20,000	19,728	19,728
		Preferred Stock Warrants		220	149
		Preferred Stock Warrants		307	219
Quatrx Pharmaceuticals Company (0.19%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				21,005	20,846

Total Specialty Pharmaceuticals (11.96%)				49,258	48,135

Annie’s, Inc. (1.52%)	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.20%	$6,000	5,768	5,768
		Preferred Stock Warrants		321	335

Total Annie’s, Inc.				6,089	6,103
BabyUniverse, Inc. (0.01%)(4)	Consumer & Business Products	Common Stock		267	37

Total BabyUniverse, Inc.				267	37
IPA Holdings, LLC. (4.16%)(4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 3.50%	$10,000	10,000	10,000
		Senior Debt Matures May 2013 Interest rate Prime + 6.00%	$6,500	6,549	6,549
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 2.50%	$200	200	200
IPA Holding, LLC.(0.12%)		Preferred Stock		500	500

Total IPA Holding, LLC.				17,249	17,249
Market Force Information, Inc. (0.01%)(4)	Consumer & Business Products	Preferred Stock Warrants		24	52
Market Force Information, Inc. (0.07%)		Preferred Stock		500	298

Total Market Force Information, Inc.				524	350

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
OnTech Operations, Inc. (1.76%)	Consumer & Business Products	Senior Debt Matures June 2011 Interest rate Prime + 6.375%	$6,000	5,426	5,426
		Revolving Line of Credit Matures June 2009 Interest rate Prime +5.625%	$806	806	806
		Preferred Stock Warrants		452	556
		Preferred Stock Warrants		218	314
OnTech Operations, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total OnTech Operations, Inc.				7,902	8,102
Wageworks, Inc. (0.25%)(4)	Consumer & Business Products	Preferred Stock Warrants		252	1,018
Wageworks, Inc. (0.07%)		Preferred Stock		250	265

Total Wageworks, Inc.				502	1,283

Total Consumer & Business Products (8.22%)				32,533	33,124

Custom One Design, Inc. (0.22%)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$874	862	862
		Common Stock Warrants		18	5

Total Custom One Design, Inc.				880	867
Enpirion, Inc. (1.87%)	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 4.00%	$7,500	7,372	7,372
		Preferred Stock Warrants		157	161

Total Enpirion, Inc.				7,529	7,533
iWatt Inc. (1.07%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$859	857	857
		Senior Debt Matures September 2009 Interest rate 11.00%	$1,762	1,762	1,762
		Revolving Line of Credit Matures December 2008 Interest rate Prime + 2.00%	$1,000	1,000	1,000
		Preferred Stock Warrants		47	103
		Preferred Stock Warrants		51	56
		Preferred Stock Warrants		73	69
		Preferred Stock Warrants		458	458
iWatt Inc. (0.24%)		Preferred Stock		490	949

Total iWatt Inc.				4,738	5,254
NEXX Systems, Inc. (2.06%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 3.50	$3,146	3,067	3,067
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.00%	$2,546	2,546	2,546
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 5.00%	$2,454	2,454	2,454
		Preferred Stock Warrants		165	232

Total NEXX Systems, Inc.				8,232	8,299

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Quartics, Inc. (0.93%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.05%	$252	220	220
		Senior Debt Matures August 2010 Interest rate 8.80%	$3,513	3,513	3,513
		Preferred Stock Warrants		53	5

Total Quartics, Inc.				3,786	3,738
Solarflare Communications, Inc. (0.17%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$526	475	475
		Preferred Stock Warrants		83	224
Solarflare Communications, Inc. (0.16%)		Preferred Stock		641	641

Total Solarflare Communications, Inc.				1,199	1,340

Total Semiconductors (6.72%)				26,364	27,031

Labopharm USA, Inc. (3.77%)(4)(6)	Drug Delivery	Senior Debt Matures December 2011 Interest rate 10.95%	$15,000	14,670	14,670
		Common Stock Warrants		458	507

Total Labopharm USA, Inc.				15,128	15,177
Transcept Pharmaceuticals, Inc. (1.13%)(5)	Drug Delivery	Senior Debt Matures October 2009 Interest rate 10.69%	$4,301	4,274	4,274
		Preferred Stock Warrants		36	116
		Preferred Stock Warrants		51	168
Transcept Pharmaceuticals, Inc. (0.12%)		Preferred Stock		500	465

Total Transcept Pharmaceuticals, Inc.				4,861	5,023

Total Drug Delivery (5.02%)				19,989	20,200

BARRX Medical, Inc.(0.82%)(4)	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$3,333	3,270	3,270
		Preferred Stock Warrants		63	49
BARRX Medical, Inc. (0.37%)		Preferred Stock		1,500	1,500

Total BARRX Medical, Inc.				4,833	4,819
EKOS Corporation (1.33%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$5,000	4,806	4,806
		Preferred Stock Warrants		175	347
		Preferred Stock Warrants		152	188

Total EKOS Corporation				5,133	5,341
Gelesis, Inc. (0.37%)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 5.65%	$1,500	1,474	1,474
		Preferred Stock Warrants		25	33

Total Gelesis, Inc.				1,499	1,507
Gynesonics, Inc. (0.03%)(4)	Therapeutic	Preferred Stock Warrants		18	105
Gynesonics, Inc. (0.08%)		Preferred Stock		250	322

Total Gynesonics, Inc.				268	427
Light Science Oncology, Inc. (0.03%)	Therapeutic	Preferred Stock Warrants		99	124

Total Light Science Oncology, Inc.				99	124

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Novasys Medical, Inc. (1.12%)(4)	Therapeutic	Senior Debt Matures January 2010 Interest rate 9.70%	$4,640	4,351	4,351
		Preferred Stock Warrants		71	114
		Preferred Stock Warrants		54	40
Novasys Medical, Inc. (0.14%)		Preferred Stock		556	556

Total Novasys Medical, Inc.				5,032	5,061

Power Medical Interventions, Inc. (0.00%)	Therapeutic	Common Stock Warrants		21	14

Total Power Medical Interventions, Inc.				21	14

Total Therapeutic (4.29%)				16,885	17,293

Cozi Group, Inc. (0.03%)	Internet Consumer & Business Services	Preferred Stock Warrants		148	122
Cozi Group, Inc. (0.06%)		Preferred Stock		177	251

Total Cozi Group, Inc.				325	373
Invoke Solutions, Inc. (0.35%)(4)	Internet Consumer & Business Services	Senior Debt Matures November 2009 Interest rate Prime + 3.75%	$1,298	1,296	1,296
		Preferred Stock Warrants		56	80
		Preferred Stock Warrants		26	26

Total Invoke Solutions, Inc.				1,378	1,402
Prism Education Group Inc. (0.44%)	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$1,682	1,656	1,656
		Preferred Stock Warrants		42	102

Total Prism Education Group Inc.				1,698	1,758
RazorGator Interactive Group, Inc. (1.55%)(5)	Internet Consumer & Business Services	Revolving Line of Credit Matures January 2009 Interest rate Prime + 1.80%	$3,000	3,000	3,000
		Preferred Stock Warrants		14	2,886
		Preferred Stock Warrants		28	352
RazorGator Interactive Group, Inc. (1.19%)		Preferred Stock		1,000	4,791

Total RazorGator Interactive Group, Inc.				4,042	11,029
Serious USA, Inc. (0.35%)	Internet Consumer & Business Services	Senior Debt Matures February 2011 Interest rate Prime + 3.00%	$2,308	2,247	748
		Revolving Line of Credit Interest rate Prime + 2.00%	$654	654	654
		Preferred Stock Warrants		94	0

Total Serious USA, Inc.				2,995	1,402
Spa Chakra, Inc. (1.24%)	Internet Consumer & Business Services	Senior Debt Matures June 2010 Interest rate 14.45%%	$5,000	5,000	5,000

Total Spa Chakra, Inc.				5,000	5,000

Total Internet Consumer & Business Services (5.21%)				15,438	20,964

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Lilliputian Systems, Inc. (1.28%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$5,068	5,051	5,051
		Preferred Stock Warrants		49	86

Total Lilliputian Systems, Inc.				5,100	5,137

Total Energy (1.28%)				5,100	5,137

Active Response Group, Inc. (2.34%)(4)	Information Services	Senior Debt Matures March 2012 Interest rate LIBOR + 6.55%	$9,309	9,215	9,215
		Preferred Stock Warrants		92	115
		Common Stock Warrants		46	84

Total Active Response Group, Inc.				9,353	9,414
Box.net, Inc. (0.08%)	Information Services	Senior Debt Matures June 2011 Interest rate Prime + 1.50%	$322	262	262
		Preferred Stock Warrants		73	59

Total Box.net, Inc.				335	321
Buzznet, Inc. (0.00%)	Information Services	Preferred Stock Warrants		9	14
Buzznet, Inc. (0.06%)		Preferred Stock		250	250

Total Buzznet, Inc.				259	264
hi5 Networkss, Inc. (2.34%)	Information Services	Senior Debt Matures December 2010 Interest rate Prime + 2.5%	$3,000	3,000	3,000
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$6,155	6,155	6,155
		Preferred Stock Warrants		212	285

Total hi5 Networks, Inc.				9,367	9,440
Jab Wireless, Inc. (3.56%)(4)	Information Services	Senior Debt Matures January 2012 Interest rate 10.75%	$2,715	2,715	2,715
		Senior Debt Matures January 2012 Interest rate 10.00%	$1,793	1,793	1,793
		Senior Debt Matures January 2012 Interest rate 9.50%	$2,824	2,824	2,824
		Senior Debt Matures January 2012 Interest rate 8.50%	$6,700	6,700	6,700
		Preferred Stock Warrants		264	323

Total Jab Wireless, Inc.				14,296	14,355
Solutionary, Inc. (1.78%)(4)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$5,305	5,416	5,416
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,500	1,540	1,540
		Preferred Stock Warrants		94	209
		Preferred Stock Warrants		2	6
Solutionary, Inc. (0.06%)		Preferred Stock		250	250

Total Solutionary, Inc.				7,302	7,421

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
The Generation Networks, Inc. (1.47%)(4)	Information Services	Senior Debt Matures March 2012 Interest rate Prime + 4.50%	$6,185	6,012	5,904
The Generation Networks, Inc. (0.13%)		Preferred Stock		500	500

Total The Generation Networks, Inc.				6,512	6,404
Wallop Technologies, Inc. (0.04%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.00%	$157	153	153
		Preferred Stock Warrants		8	—

Total Wallop Technologies, Inc.				161	153
Zeta Interactive Corporation (3.62%) (4)	Information Services	Senior Debt Matures November 2011 Interest rate Prime +2.00%	$6,530	6,385	6,385
		Senior Debt Matures November 2011 Interest rate Prime +3.00%	$8,000	8,000	8,000
		Preferred Stock Warrants		172	208
Zeta Interactive Corporation (0.13%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				15,057	15,093

Total Information Services (15.61%)				62,642	62,865

Novadaq Technologies, Inc. (0.12%)	Diagnostic	Common Stock		1,626	477

Total Novadaq Technologies, Inc.				1,626	477
Optiscan Biomedical, Corp. (2.41%)(4)	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$10,000	9,437	9,437
		Preferred Stock Warrants		760	250
Optiscan Biomedical, Corp. (0.74%)		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				13,197	12,687

Total Diagnostic (3.27%)				14,823	13,164

Guava Technologies, Inc. (1.08%)(4)	Biotechnology Tools	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$2,219	2,182	2,182
		Convertible Debt		250	250
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$1,875	1,575	1,575
		Preferred Stock Warrants		105	278
		Preferred Stock Warrants		68	44

Total Guava Technologies, Inc.				4,180	4,329
Kamada, LTD. (3.69%)(6)	Biotechnology Tools	Senior Debt Matures November 2011 Interest rate 10.60%	$15,000	14,575	14,575
		Common Stock Warrants		531	286

Total Kamada, LTD.				15,106	14,861
NuGEN Technologies, Inc. (0.77%)	Biotechnology Tools	Senior Debt Matures November 2010 Interest rate Prime + 3.45%	$1,706	1,683	1,683
		Senior Debt Matures November 2010 Interest rate Prime + 1.70%	$1,000	1,000	1,000
		Preferred Stock Warrants		45	360
		Preferred Stock Warrants		33	43
NuGEN Technologies, Inc. (0.12%)		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				3,261	3,586

Total Biotechnology Tools (5.66%)				22,547	22,776

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2008

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Crux Biomedical, Inc. (0.34%)	Surgical Devices	Senior Debt Matures October 2010 Interest rate Prime + 1.75%	$1,395	1,376	1,376
		Preferred Stock Warrants		37	—
Crux Biomedical, Inc. (0.06%)		Preferred Stock		250	250

Total Crux Biomedical, Inc.				1,663	1,626

Transmedics, Inc. (1.49%)(5)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25%	$6,000	5,884	5,884
		Preferred Stock Warrants		139	122

Total Transmedics, Inc.				6,023	6,006

Total Surgical Devices (1.89%)				7,686	7,632

Glam Media, Inc. (1.55%)	Media/Content/Info	Revolving Line of Credit Matures April 2009 Interest rate Prime + 1.25%	$5,935	5,681	5,681
		Preferred Stock Warrants		482	552

Total Glam Media, Inc.				6,163	6,233
Waterfront Media Inc. (2.2%)(5)	Media/Content/Info	Senior Debt Matures December 2010 Interest rate Prime + 3.00%	$2,984	2,956	2,956
		Revolving Line of Credit Matures October 2009 Interest rate Prime + 1.25%	$5,000	5,000	5,000
		Preferred Stock Warrants		61	903
Waterfront Media Inc. (0.45%)		Preferred Stock		1,000	1,828

Total Waterfront Media Inc.				9,017	10,687

Total Media/Content/Info (4.2%)				15,180	16,920

Total Investments (158.12%)				$628,019	$636,747

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing. Certain floating rate loans may also have interest rate floors.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $17,275, $12,659 and $4,616, respectively. The tax cost of investments is $632,130.
(3)	Except for warrants in seven publicly traded companies and common stock in three publicly traded companies, all investments are restricted at September 30, 2008 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $896,000 at September 30, 2008 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at September 30, 2008.
(5)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(6)	Non-U.S. company or the company’s principal place of business is outside the United States.
(7)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.
(8)	Debt is on non-accrual status at September 30, 2008, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Investment income:
Interest	$17,348	$13,569	$47,669	$34,396
Fees	1,900	1,572	6,202	3,698

Total investment income	19,248	15,141	53,871	38,094

Operating expenses:
Interest	3,929	553	8,694	3,003
Loan fees	618	419	1,564	935
General and administrative	1,937	1,420	5,307	4,442
Employee Compensation:
Compensation and benefits	2,544	2,404	8,198	6,358
Stock-based compensation	228	300	1,144	847

Total employee compensation	2,772	2,704	9,342	7,205

Total operating expenses	9,256	5,096	24,907	15,585

Net investment income	9,992	10,044	28,964	22,509
Net realized gain on investments	126	49	4,993	3
Net increase (decrease) in unrealized appreciation on investments	2,420	(2,915)	(2,024)	(733)

Net realized and unrealized gain (loss)	2,546	(2,866)	2,969	(730)

Net increase in net assets resulting from operations	$12,538	$7,178	$31,933	$21,779

Net investment income before investment gains and losses per common share:
Basic	$0.31	$0.31	$0.89	$0.84

Diluted	$0.31	$0.31	$0.89	$0.83

Change in net assets per common share:
Basic	$0.38	$0.22	$0.98	$0.81

Diluted	$0.38	$0.22	$0.98	$0.81

Weighted average shares outstanding
Basic	32,634	32,427	32,600	26,864

Diluted	32,634	32,526	32,600	26,992

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(in thousands)

	Common Stock		Capital in excess of par value	Deferred Stock Compensation	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2006	21,927	$22	$257,235	$—	$2,861	($1,972)	($2,733)	$—	$255,413
Net increase net assets resulting from operations	—	—	—	—	(733)	3	22,509	—	21,779
Issuance of common stock	25	—	349	—	—	—	—	—	349
Issuance of common stock in public offering overallotment exercise	10,040	10	128,405	—	—	—	—	—	128,415
Issuance of common stock from warrant exercises	291	—	3,071	—	—	—	—	—	3,071
Issuance of common stock under dividend reinvestment plan	250	—	3,304	—	—	—	—	—	3,304
Issuance of common stock under restricted stock plan	7	—	90	(90)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(23,551)	—	(23,551)
Stock-based compensation	—	—	842	5	—	—	—	—	847

Balance at September 30, 2007	32,540	$32	$393,296	($85)	$2,128	($1,969)	($3,775)	$—	$389,627

Balance at December 31, 2007	32,541	$33	$393,530	($78)	$10,129	$819	($3,557)	($139)	$400,737
Net increase in net assets resulting from operations	—	—	—	—	(2,024)	4,993	28,964	—	31,933
Issuance of common stock	6	—	43	—	—	—	—	—	43
Issuance of common stock from exercise of warrants	88	—	933	—	—	—	—	—	933
Issuance of common stock under restricted stock plan	228	—	2,743	(2,743)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(32,100)	—	(32,100)
Stock-based compensation	—	—	741	403	—	—	—	—	1,144

Balance at September 30, 2008	32,863	$33	$397,990	($2,418)	$8,105	$5,812	($6,693)	($139)	$402,690

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net increase in net assets resulting from operations	$31,933	$21,779
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(290,550)	(219,307)
Principal payments received on investments	184,780	86,617
Proceeds from sale of investments	7,313	1,646
Net unrealized appreciation (depreciation) on investments	2,024	520
Net unrealized appreciation on investments due to lender	(247)	214
Net realized gain on investments	(4,993)	(3)
Warrant values for loans not funded	—	—
Accretion of paid-in-kind principal	(664)	—
Accretion of loan discounts	(4,353)	(1,744)
Accretion of loan exit fees	(1,149)	(1,127)
Depreciation	218	152
Stock-based compensation	741	842
Amortization of restricted stock	403	—
Common stock issued in lieu of Director compensation	54	349
Amortization of deferred loan origination revenue	(3,758)	(2,139)
Change in operating assets and liabilities:
Interest receivable	(338)	(1,578)
Prepaid expenses and other assets	(8,718)	1,769
Income tax receivable	—	29
Accounts payable	598	(249)
Income tax payable	(105)	—
Accrued liabilities	(534)	(274)
Deferred loan origination revenue	4,934	3,761

Net cash (used in) operating activities	(82,411)	(108,744)
Cash flows from investing activities:
Purchases of capital equipment	(576)	(146)
Other long-term assets	(8)	(1,378)

Net cash provided by (used in) investing activities	(584)	(1,544)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	933	131,492
Dividends paid	(32,100)	(20,246)
Borrowings of credit facilities	234,850	148,250
Repayments of credit facilities	(104,000)	(137,300)
Fees paid for credit facilities and debentures	(4,055)	(2,126)

Net cash provided by financing activities	95,628	120,070

Net increase in cash	12,633	9,782
Cash and cash equivalents at beginning of period	7,856	16,404

Cash and cash equivalents at end of period	$20,489	$26,186

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

The Company formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, to operate as a Small Business Investment Company (“SBIC”) under the authority of the Small Business Administration (“SBA”). As an SBIC, HT II is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner (see Note 3).

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

          Consistent with FAS 157, the Company determines fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. In accordance with FAS 157, the Company has considered the principal market, or the market in which it exits its portfolio investments with the greatest volume and level of activity. FAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company believes that the market participants for its investments are primarily other technology and life science companies. Such participants acquire the company’s investments in order to gain access to the underlying assets of the portfolio company. As such, the Company believes the estimated value of the collateral of the portfolio company, up to the cost value of the investment, represents the fair value of the investment.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although the Company’s valuation policy is intended to provide a constant basis for determining the fair value of portfolio investments. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value.

As a business development company, the Company invests primarily in illiquid securities including debt and equity-related securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, its valuation process requires an analysis of various factors. The Company’s valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

At September 30, 2008, approximately 94% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of FAS 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are the debt investments and warrants and equities held in a private company.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	9/30/2008	Quoted Prices In Active Markets For Identifiable Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$572,517	$—	$—	$572,517
Senior debt-second lien	5,768	—	—	5,768
Preferred stock	32,532	—	—	32,532
Common stock	576	576	—	—
Warrants	25,354	—	1,618	23,736

	$636,747	$576	$1,618	$634,553

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs	Three Months Ended September 30, 2008
($ in thousands)
Balance at June 30, 2008	$599,498
Total gains or losses
Net realized gains/(losses)(1)	(300)
Net change in unrealized appreciation or depreciation(2)	4,214
Purchases, repayments, and exits, net	31,141
Transfer in and/or out of level 3	—

Balance at September 30, 2008	$634,553

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$4,214

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statement of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
(3)

Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs	Nine Months Ended September 30, 2008
($ in thousands)
Balance at December 31, 2007	$522,740
Total gains or losses
Net realized gains/(losses)(1)	(516)
Net change in unrealized appreciation or depreciation(2)	4,590
Purchases, repayments, and exits, net	107,739
Transfer in and/or out of level 3	—

Balance at September 30, 2008	$634,553

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$4,590

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statement of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.
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

At September 30, 2008 and December 31, 2007, the Company had investments in two portfolio companies deemed to be Affiliates. One investment is a non-income producing equity investment and one is an investment in a portfolio company that became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $98,000 since these investments became Affiliates.

Security transactions are recorded on the trade-date basis.

A summary of the Company’s investment portfolio by asset class as of September 30, 2008 and December 31, 2007 at fair value is shown as follows:

	September 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$490,363	77.0%	$441,838	83.4%
Senior debt	107,173	16.8%	61,483	11.6%
Preferred stock	32,532	5.1%	23,265	4.4%
Senior debt-second lien with warrants	6,103	1.0%	—	—
Common Stock	576	0.1%	2,938	0.5%
Subordinated debt with warrants	—	—	448	0.1%

	$636,747	100.0%	$529,972	100.0%

A Summary of the Company’s investment portfolio at fair value, by geographic location as of September 30, 2008 and December 31, 2007 is as follows:

	September 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$601,462	94.4%	$512,724	96.8%
Canada	15,177	2.4%	15,001	2.8%
Israel	17,108	2.7%	2,247	0.4%
Netherlands	3,000	0.5%	—	—

	$636,747	100.0%	$529,972	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2008 and December 31, 2007 (excluding unearned income):

	September 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$131,914	20.7%	$114,014	21.5%
Information services	62,865	9.9%	58,464	11.0%
Drug discovery	76,332	12.0%	95,294	18.0%
Software	86,442	13.6%	38,963	7.4%
Specialty pharmaceuticals	48,135	7.6%	45,646	8.6%
Electronics & computer hardware	46,818	7.4%	50,953	9.6%
Semiconductors	27,031	4.2%	25,501	4.8%
Consumer & business products	33,124	5.2%	2,817	0.5%
Drug delivery	20,200	3.2%	22,725	4.3%
Internet consumer & business services	20,964	3.3%	16,918	3.2%
Biotechnology tools	22,776	3.5%	9,714	1.8%
Therapeutic	17,293	2.7%	12,853	2.4%
Diagnostic	13,164	2.0%	2,316	0.5%
Media/Content/Info	16,920	2.7%	7,193	1.4%
Surgical Devices	7,632	1.2%	16,821	3.2%
Energy	5,137	0.8%	7,016	1.3%
Advanced Specialty Materials & Chemicals	—	—	2,764	0.5%

	$636,747	100.0%	$529,972	100.0%

During the three and nine-month periods ended September 30, 2008, the Company made investments in debt securities totaling $99.7 million and $303.4 million, respectively. The Company didn’t make any equity investment during the three month periods ended September 30, 2008. The Company made investments in equity securities of approximately $7.1 million in the nine-month periods ended September 30, 2008.

During the three month period ended September 30, 2008, the Company recognized net realized gains of approximately $126,000 due to realized gains totaling approximately $430,000 from the exercise of warrants and sale of common stock on one biopharmaceutical offset by the realized loss of approximately $304,000 from the companies in which we held and one portfolio loan.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with Statement of Financial Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases (“FAS 91”). The Company had approximately $7.8 million and $6.6 million of unamortized fees at September 30, 2008 and December 31, 2007, respectively, and approximately $3.1 million and $2.0 million in exit fees receivable at September 30, 2008 and December 31, 2007, respectively.

While not significant to the total debt investment portfolio, the Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three and nine-month periods ended September 30, 2008, approximately $283,000 and $698,000 in PIK income was recorded, respectively. For the three and nine month periods ended September 30, 2007, approximately $134,000 and $209,000 in PIK income was recorded.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a portfolio company’s intellectual property. At September 30, 2008, approximately 44 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 42 portfolio company loans were prohibited from pledging or encumbering their intellectual property and one portfolio company investment was secured by a second lien position on its assets. See “Part II—Item 1A—Risk Factors.”

3. Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, has a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250.0 million.

On May 7, 2008, the Company amended and renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the amended agreement, the Company paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% is charged on any unused portion of the facility. The Credit Facility is collateralized by loans from the Company’s investment in portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. At September 30, 2008, the Company had $127.9 million outstanding under the Credit Facility, and was in compliance with all covenants. Unless extended, the Credit Facility terminates on October 31, 2008 and all subsequent payments secured from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the nine months ended September 30, 2008, the Company recorded an derivative additional liability related to this obligation and reduced its unrealized gains by approximately $300,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $896,000 at September 30, 2008 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at September 30, 2008. Based on the Company’s average borrowings for the year ended December 31, 2007 and the quarter ended September 30, 2008 and the amount of expense it recorded for its realized and unrealized gains for the related periods, the additional cost of borrowings as a result of the warrant participation agreement could increase by approximately 0.55% and 1.03%, respectively. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $927,000 under the warrant participation agreement thereby reducing its realized gains by this amount.

As of September 30, 2008, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $323.0 million to Hercules Funding Trust I and had drawn $127.9 million under the Credit Facility. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the three and nine-month periods ended September 30, 2008 was approximately $118.2 and $97.8 million and the average interest rate was approximately 7.68% and 6.25%, excluding facility fees, respectively.

          In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million, subject to periodic adjustments by the SBA. The Company has submitted a leverage request to borrow to the maximum statutory limit and received the approval in November. With $65.3 million of regulatory capital as of September 30, 2008, HT II has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $127.2 million was outstanding as of September 30, 2008. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

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

HTII is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations. As of September 30, 2008, HTII could draw up to $127.2 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Foothill as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires on August 25, 2010, unless the option to extend the facility is exercised by the parties to the agreement.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 325 basis points or PRIME plus 200 basis points. The Wells Facility requires the payment of a non-use fee of 50 basis points annually, which reduces to 30 basis points on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. The average debt outstanding under the Wells Facility for the three-month period ended September 30, 2008 was approximately $1.8 million and the average interest rate was approximately 7.0%.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum net worth. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Wells Facility also required a minimum draw down of $10.0 million no later than September 30, 2008.

At September 30, 2008 and December 31, 2007, the Company had the following borrowing capacity and outstandings:

	September 30, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$134,900	$127,900	$250,000	$79,200
Wells Facility	50,000	10,000	—	—
SBA Debenture	127,200	127,200	127,200	55,050

Total	$312,100	$265,100	$377,200	$134,250

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

For the quarter ended September 30, 2008, the Company declared a distribution of $0.34 per share. For 2008, the Company estimates that it will distribute $1.32 in dividends. A portion of the dividend is payable in all common stock through our Dividend Reinvestment Plan. The Company may distribute the dividend from its authorized stock as the Company shareholders approved the sell or distribution of up to 20% of its outstanding shares below NAV at its 2008 Annual Meeting of Stockholders. This estimate takes into account the Company’s expectations for the performance of its business for 2008, and its estimates of operating income, capital gains, net income and taxable income for 2008. The Company’s actual distributions for 2008 may differ from this estimate. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of September 30, 2008, approximately $0.98 or 100.0% would be from ordinary income, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2008 distributions to shareholders will actually be.

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

At December 31, 2007, we recorded a provision for exercise tax of approximately $139,000 on income and capital gains of approximately $4.2 million available for distribution to shareholders in 2008. Excess taxable income for 2007 represents ordinary income and capital gains. In accordance with regulated investment company distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2007 before the Company files its 2007 tax return in September, 2008, and the Company must pay such dividends by December 31, 2008. The Company has complied with these requirements.

As of September 30, 2008 the Company has paid $32.1 million in dividends to shareholders during 2008. On October 21, 2008 the Company announced that its Board of Directors approved a dividend of $0.34 per share to shareholders of record as of November 14, 2008 and payable on December 15, 2008.

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

A summary of activity in the 5 Year Warrants initially attached to units issued for the nine months ended September 30, 2008 is as follows:

Five-Year Warrants
Outstanding at December 31, 2007	371,937
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(88,323)

Outstanding at September 30, 2008	283,614

The Company received net proceeds of approximately $933,000 from the exercise of the 5-Year Warrants in the nine-month period ended September 30, 2008.

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

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on May 29, 2016 and no additional awards may be made under the 2006 Plan after that date. On October 10, 2007, the SEC approved the Company’s exemptive relief request to allow options to be issued under the 2006 Plan.

On June 21, 2007, the shareholders approved amendments to the 2004 Plan and the 2006 Plan allowing for the grant of restricted stock. The amended Plans limit the combined maximum amount of restricted stock that may be issued under both Plans to 10% of the outstanding shares of the Company’s stock on the effective date of the Plans plus 10% of the number of shares of stock issued or delivered by the Company during the terms of the Plans. The proposed amendments further specify that no one person shall be granted awards of restricted stock relating to more than 25% of the shares available for issuance under the 2004 Plan. Further, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of its outstanding voting securities, except that if the amount of voting securities that would result from such exercise of all of the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued pursuant to the Plans, would exceed 15% of the Company’s outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted stock to Messrs. Badavas, Chow and Woodward, its independent Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. The shares were issued pursuant to the 2006 Plan on July 31, 2007 and vest 33% on an annual basis from the date of grant. Deferred compensation cost of approximately $91,000 will be recognized ratably over the three year vesting period. During the three and nine-month periods ended September 30, 2008 the Company recognized compensation expense related to restricted stock to the Board of Directors of approximately $7,500 and $22,600, respectively. Approximately $5,000 of compensation expense related to restricted stock was recognized during the three and nine-month periods ended September 30, 2007.

During the nine months ended September 30, 2008, the Company granted approximately 248,650 restricted shares, of which 228,150 shares remain unvested and outstanding at September 30, 2008, pursuant to the 2004 Plan that vest 25% on an annual basis from the date of grant. During the nine months ended September 30, 2008, the Company cancelled 20,500 shares of restricted stock. Deferred compensation cost of approximately $2.4 million will be recognized ratably over the four year vesting period. During the three and nine-month periods ended September 30, 2008 the Company recognized compensation expense related to restricted stock pursuant to the 2004 Plan of approximately $171,000 and $403,000 respectively. There was no compensation expense related to restricted stock pursuant to the 2004 Plan during the three and nine-month periods ended September 30, 2007.

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

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the nine months ended September 30 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at December 31, 2007	2,920,513	10,692
Granted	1,286,086	—
Exercised	—	—
Cancelled	(260,792)	—

Outstanding at September 30, 2008	3,945,807	10,692

Weighted-average exercise price at September 30, 2008	$13.18	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At September 30, 2008, options for approximately 2.1 million shares were exercisable at a weighted average exercise price of approximately $13.18 per share with an expected term of 4.5 years. The outstanding five year warrants have an expected life of 5 years.

The Company determined that the fair value of options and warrants granted under the 2006 and 2004 Plan during the nine month periods ended September 30, 2008 and 2007 was approximately $1.1 million and $1.4 million, respectively. During the nine month periods ended September 30, 2008 and 2007, approximately $741,000 and $842,000 of share-based cost was expensed, respectively. As of September 30, 2008, there was approximately $1.6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the nine month periods ended September 30, 2008 and 2007:

	2008	2007
Expected Volatility	23%	24%
Expected Dividends	8% - 10%	8%
Expected term (in years)	4.5	4.5
Risk-free rate	2.27% - 3.18%	4.47% - 4.92%

7. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings (loss) per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net increase in net assets resulting from operations	$12,538	$7,178	$31,933	$21,779
Weighted average common shares outstanding—basic	32,634	32,427	32,600	26,864
Change in net assets per common share—basic	$0.38	$0.22	$0.98	$0.81

Net increase (decrease) in net assets resulting from operations	$12,538	$7,178	$31,933	$21,779
Weighted average common shares outstanding	32,634	32,427	32,600	26,864
Dilutive effect of warrants and stock options	—	99	—	128

Weighted average common shares outstanding—diluted	32,634	32,526	32,600	26,992
Change in net assets per common share—diluted	$0.38	$0.22	$0.98	$0.81

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2008 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 4.1 million and 2.1 million, respectively. For the nine months ended September 30, 2008 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 4.1 million and 1.1 million shares, respectively.

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

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $26,000 in brokerage commissions during the nine month period ended September 30, 2008. The Company paid approximately $8,000 in brokerage commissions during the nine months ended September 30, 2007.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
(in thousands, except per share data)	2008		2007
Per share data:
Net asset value at beginning of period	$12.31		$11.65
Net investment income	0.89		0.84
Net realized gain on investments	0.15		—
Net unrealized appreciation on investments	(0.06)		(0.03)

Total from investment operations	0.98		0.81
Net increase/(decrease) in net assets from capital share transactions	(0.09)		0.38
Distributions	(0.98)		(0.90)
Stock-based compensation expense included in investment income (1)	0.03		0.03

Net asset value at end of period	$12.25		$11.97

Ratios and supplemental data:
Per share market value at end of period	$9.70		$13.27
Total return	-9.34	%(2)	0.56	%(2)
Shares outstanding at end of period	32,863		32,539
Weighted average number of common shares outstanding	32,600	(3)	26,864
Net assets at end of period	$402,690		$389,628
Ratio of operating expense to average net assets (annualized)	8.20%		6.69%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	9.54%		9.67%
Average debt outstanding	$180,457		$59,809
Weighted average debt per common share	$5.51		$2.23
Portfolio turnover	3.01%		0.45%

(1)

Stock-based compensation expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123R, net investment income includes the expense associated with the granting of stock options and restricted stock and other stock based compensation, which is offset by a corresponding increase in paid-in capital.

(2)	The total return equals the change in the ending market value over the beginning of period price per share plus dividends per share during the period, divided by the beginning price.
(3)	Weighted average number of common shares outstanding excludes unvested restricted stock.

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at September 30, 2008 totaled approximately $141.8 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $714,500 and $551,700 during the nine-month periods ended September 30, 2008 and 2007, respectively.

The following table shows our contractual obligations as of September 30, 2008:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years (2)	3-5 years	After 5 years
Borrowings (4)	$265,100	$127,900	$10,000	$—	$127,200
Operating Lease Obligations	4,891	981	1,965	1,878	67

Total	$269,991	$128,881	$11,965	$1,878	$127,267

(1)	Excludes commitments to extend credit to the portfolio companies.
(2)

Borrowings under the Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of the current agreements with existing portfolio companies and modification of the credit facility.

(3)	The Company also has a warrant participation agreement with Citigroup. See Note 3.
(4)	Includes borrowings under the Credit Facility, Wells Facility and the SBA debentures.

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

In October 2008, the FASB issued FSP 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on our financial results or fair value determinations.

12. Subsequent Events

On October 21, 2008, the Board of Directors declared a dividend of $0.34 per share for the second quarter, payable on December 15, 2008 to shareholders of record as of November 14, 2008.

In October, Hercules paid down the Wells Fargo credit facility by $10.0 million, resulting in borrowing capacity of $50.0 million.

On October 31, 2008 the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt is included in the Credit Facility collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable. During the amortization period, the Company no longer pays a non-use fee on the Credit Facility, although borrowings under the Credit Facility bear interest at a rate per annum equal to Libor plus 650 basis points during the amortization period.

In October, Hercules received full repayment of $2.5 million from NetEffect representing principal and interest outstanding. Intel, Inc. acquired the assets of the company in bankruptcy.

In October, Hercules received a repayment of approximately $700,000 in common stock from an undisclosed buyer for the assets of Teleflip.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. During 2007 and the nine month period ended September 30, 2008, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain thinly traded public companies, which we refer to as established-stage companies. In the near-term we are shifting our investment focus to expansion- and established-stage companies as we believe these investments currently provide higher yield returns. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

Portfolio and Investment Activity

          The total value of our investment portfolio was $636.7 million at September 30, 2008 as compared to $530.0 million at December 31, 2007. During the three and nine-month periods ended September 30, 2008, we made debt commitments to 7 and 35 portfolio companies totaling $54.2 million and $348.8 million, respectively. We funded $99.7 million to 29 companies and $291.6 million to 59 companies during the three and nine-month periods ended September 30, 2008, respectively. No equity investment was made during the three-month period ended September 30, 2008. We made equity investments in 10 portfolio companies totaling $5.9 million in the nine-month period ended September 30, 2008, bringing total equity investments at fair value to approximately $33.1 million. The fair value of our warrant portfolio at September 30, 2008 and December 31, 2007 was approximately $25.4 million and $21.6 million respectively. At September 30, 2008, we had unfunded contractual commitments of $141.8 million to 34 portfolio companies. In addition, as of September 30, 2008, we executed non-binding term sheets with nine prospective portfolio companies, representing approximately $95.5 million. However, we have determined to reduce the number of non-binding term sheets that we will continue to perform diligence on to approximately $17 million. We will postpone the remainder of these non-binding term sheets until the overall economy and credit markets stabilize.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the nine month period ended September 30, 2008, we received normal principal repayments of $70.1 million, and early repayments and working line of credit paydowns totaling $114.8 million. Total portfolio investment activity (exclusive of unearned income) as of the nine month period ended September 30, 2008 is as follows:

(in millions)	September 30, 2008
Beginning Portfolio	$530.0
Purchase of debt investments	283.5
Purchase of equity investments	7.0
Sale of equity investments	5.2
Principal payments received on investments	(70.1)
Early pay-offs and recoveries	(114.8)
Accretion of loan discounts and paid-in-kind principal	5.0
Net realized and unrealized change in investments	(9.1)

Ending Portfolio	$636.7

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2008 and December 31, 2007 (excluding unearned income):

	September 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior debt with warrants	$490,363	77.0%	$441,838	83.4%
Senior debt	107,173	16.8%	61,483	11.6%
Preferred stock	32,532	5.1%	23,265	4.4%
Senior debt-second lien with warrants	6,103	1.0%	—	—
Common Stock	576	0.1%	2,938	0.5%
Subordinated debt with warrants	—	—	448	0.1%

	$636,747	100.0%	$529,972	100.0%

A summary of our investment portfolio at value by geographic location as of September 30, 2008 and December 31, 2007 is as follows.

	September 30, 2008		December 31, 2007
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
United States	$601,462	94.4%	$512,724	96.8%
Canada	15,177	2.4%	15,001	2.8%
Israel	17,108	2.7%	2,247	0.4%
Netherlands	3,000	0.5%

	$636,747	100.0%	$529,972	100.0%

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

At September 30, 2008, we had investments in two portfolio companies deemed to be Affiliates. One investment is a non income producing equity investment and one portfolio company became an Affiliate on December 17, 2007 upon a restructure of the company. Income derived from these investments was less than $98,000 since these investments became Affiliates. No realized gains or losses related to Affiliates were recognized during the three and nine-month periods ended September 30, 2008.

The following table shows the fair value of our portfolio by industry sector at September 30, 2008 and December 31, 2007 (excluding unearned income):

	September 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$131,914	20.7%	$114,014	21.5%
Information services	62,865	9.9%	58,464	11.0%
Drug discovery	76,332	12.0%	95,294	18.0%
Software	86,442	13.6%	38,963	7.4%
Specialty pharmaceuticals	48,135	7.6%	45,646	8.6%
Electronics & computer hardware	46,818	7.4%	50,953	9.6%
Semiconductors	27,031	4.2%	25,501	4.8%
Consumer & business products	33,124	5.2%	2,817	0.5%
Drug delivery	20,200	3.2%	22,725	4.3%
Internet consumer & business services	20,964	3.3%	16,918	3.2%
Biotechnology tools	22,776	3.5%	9,714	1.8%
Therapeutic	17,293	2.7%	12,853	2.4%
Diagnostic	13,164	2.0%	2,316	0.5%
Media/Content/Info	16,920	2.7%	7,193	1.4%
Surgical Devices	7,632	1.2%	16,821	3.2%
Energy	5,137	0.8%	7,016	1.3%
Advanced Specialty Materials & Chemicals	—	—	2,764	0.5%

	$636,747	100.0%	$529,972	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$20,840	3.6%	$27,678	5.7%
2	401,523	69.4	341,598	70.9
3	149,041	25.8	103,380	21.4
4	2,264	0.4	9,467	2.0
5	4,617	0.8	—	—

	$578,285	100.00%	$482,123	100.00%

As of September 30, 2008, our investments had a weighted average investment grading of 2.25 as compared to 2.20 at December 31, 2007. Our policy is to downgrade the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until the funding is complete or their operations improve. At September 30, 2008, twenty one portfolio companies were graded 3, two portfolio companies were graded 4 and two portfolio companies were graded 5, as compared to fifteen, three and zero portfolio companies, respectively, at December 31, 2007. At September 30, 2008, there was one portfolio company on non-accrual status. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. No loans or debt securities were on non-accrual at December 31, 2007.

          The effective yield on our debt investments during the quarter was 13.1% which was lower than the effective yield of 14.3% in the preceding quarter due to the acceleration of fee income recognition from early loan repayments in the second quarter. The overall weighted average yield to maturity of our loan obligations was approximately 12.67% at September 30, 2008 as compared to 12.70% at December 31, 2007, attributed to increased investments to both expansion- and established-stage companies and asset based financing offered to more mature companies seeking revolver type financing solutions. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $30.0 million, with an average initial principal balance of between $1.0 million and $15.0 million. Our debt investments have a term of between two and seven years and typically bear interest at rates ranging from Prime rate to 14.0% (based on current interest rate conditions). In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At September 30, 2008, approximately 44 portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 42 portfolio company loans were prohibited from pledging or encumbering their intellectual property and one portfolio company was secured with a second lien position. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our senior debt investments also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of September 30, 2008, we have received warrants in connection with the majority of our debt investments in each portfolio company, and have realized gains on 13 warrant positions since inception. During the three-month period ended September 30, 2008, we recognized realized gains of approximately $430,000 primarily from our warrant exercise and sale of common stock on one biopharmaceutical company. We recognized realized losses during the three-month period ended September 30, 2008 of approximately $304,000 from the sale of a debt investment to a syndication partner and the write off of warrants in two companies.

Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. We currently hold warrants in 95 portfolio companies, with a fair value of approximately $25.4 million which is included in the investment portfolio of $636.7 million. The fair value of the warrant portfolio has increased by $12.2 million or 92.4% as compared to the fair value of $13.2 million at September 30, 2007. These warrant holdings would allow us to invest approximately $59 million if such warrants are exercised. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three and Nine-Month Periods Ended September 30, 2008 and 2007

Operating Income

Interest income totaled approximately $17.3 and $47.7 million for the three and nine-month periods ended September 30, 2008, respectively, compared with $13.6 and $34.4 for the three and nine-month periods ended September 30, 2007. These increases were primarily due to higher outstanding investment balances and accelerated interest income from early repayments. Income from commitment, facility and loan related fees totaled approximately $1.9 and $6.2 million for the three and nine-month periods ended September 30, 2008, respectively, as compared with approximately $1.6 and $3.7 million for the three and nine-month periods ended September 30, 2007. The increases in investment income and income from commitment, facility and loan related fees for both periods presented are the result of higher average loan balances outstanding due to origination activity and yield from the related investments and additional fees collected during the quarter from loan amendments and prepayments . At September 30, 2008, we had approximately $7.8 million of deferred revenue related to commitment and facility fees, as compared to approximately $5.1 million as of September 30, 2007.

Operating Expenses

Operating expenses totaled approximately $9.3 million and $24.9 million during the three and nine-month periods ended September 30, 2008, respectively, compared with $5.1 million and $15.6 million during the three and nine-month periods ended September 30, 2007, respectively. Operating expenses for the three and nine-month periods ended September 30, 2008 included interest expense, loan fees and unused commitment fees of approximately $4.5 million and $10.3 million, respectively, compared with $972,000 and $3.9 million for the three and nine-month periods ended September 30, 2007, respectively. The 363% increase in these expenses was due to the higher average outstanding debt balance of approximately $221.4 million during the three months ended September 30, 2008 as compared to $33.2 million during the three months ended September 30, 2007, higher cost of debt under our Credit Facility and higher fees for our SBA debenture. The expense was higher for the nine month period of 2008 compared to 2007 by 164% due to a higher average debt balance of $180.5 million compared to $59.8 million.

Employee compensation and benefits were approximately $2.5 million and $8.2 million during the three and nine-month periods ended September 30, 2008, respectively, compared with $2.4 million and $6.4 million during the three and nine-month periods ended September 30, 2007, respectively. The increase in compensation expense was primarily related to an increase in our headcount from 39 employees at September 30, 2007 to 46 employees at September 30, 2008 with increases for salaries. General and administrative expenses which include legal and accounting fees, insurance premiums, rent and various other expenses increased to $1.9 million and $5.3 million for the three and nine-month periods ended September 30, 2008, up from $1.4 million and $4.4 million during the three and nine-month periods ended September 30, 2007, primarily due to increases in recruiting expense and rent expenses. In addition, we incurred approximately $0.2 million and $1.1 million of stock-based compensation expense during the three and nine-month periods ended September 30, 2008, as compared to $0.3 million and $0.8 million in 2007, respectively.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before provision for income tax expense for the three and nine-month periods ended September 30, 2008 totaled $10.0 and $29.0 million, respectively, as compared with net investment income before provision for income tax expense of approximately $10.0 and $22.5 million for the three and nine-month periods ended September 30, 2007. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

During the three-month period ended September 30, 2008, we generated realized gains totaling approximately $430,000 mainly from the exercise of warrants and sale of common stock on one biopharmaceutical Company. We recognized realized losses in the third quarter of 2008 of approximately $304,000 due to the write off of the of two company warrants and sale of one loan portfolio. This brings the total net realized gains to approximately $126,000 for the three month period ended September 30, 2008. A summary of realized and unrealized gains and losses for the three and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Realized gains	430	433	5,912	722
Realized losses	(304)	(384)	(919)	(719)

Net realized gains	$126	$49	$4,993	$3

During the three month period ended September 30, 2008, net unrealized investment appreciation totaled $2.4 million. During the nine month period ended September 30, 2008 net unrealized investment depreciation totaled approximately $2.0 million. Net unrealized depreciation was approximately $2.9 million and $733,000 for the three and nine-month periods ended September 30, 2007. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. As of September 30, 2008, the net unrealized investment appreciation recognized by the Company was reduced by approximately $896,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under Note 3 to the consolidated financial statements. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three and nine-month periods ended September 30, 2008:

	Three months ended September 30, 2008		Nine Months Ended September 30, 2008
	Companies	Amount	Companies	Amount
($ in thousands)
Gross unrealized appreciation on portfolio investments	47	$5,681	47	$13,662
Gross unrealized depreciation on portfolio investments	41	(3,370)	41	(12,304)
Reversal of prior period net unrealized appreciation upon a realization		221		(3,023)
Citigroup Warrant Participation		(112)		(359)

Net unrealized appreciation/(depreciation) on portfolio investments		$2,420		$(2,024)

We previously announced that we anticipated achieving eight to 10 exit events during 2008. As of September 30, 2008, thirteen of our portfolio companies have achieved exit events.

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

As of September 30, 2008 we have paid $32.1 million in dividends to shareholders during 2008. On October 21, 2008, we announced that our Board of Directors approved a dividend of $0.34 per share to shareholders of record as of November 14, 2008 and payable on December 15, 2008. For 2008, we estimate that we will distribute $1.32 in dividends. This estimate takes into account the Company’s expectations for the performance of its business for 2008, and its estimates of operating income, capital gains, net income and taxable income for 2008. The Company’s actual distributions for 2008 may differ from this estimate.

In accordance with regulated investment company distribution rules, we declared current year dividends to be paid from carried over excess taxable income from 2007 before we file our 2007 tax return in September, 2008, and we paid such dividends as of September 30, 2008.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three and nine-month periods ended September 30, 2008, net income totaled approximately $12.5 million and $31.9 million, respectively, compared to net income of approximately $7.2 million and $21.8 million for the three and nine-month periods ended September 30, 2007. These changes are made up of the items previously described.

Basic and fully diluted net income per share for the three and nine-month periods ended September 30, 2008 was $0.38 and $0.98, respectively, as compared to a basic and fully diluted net income per share of $0.22 and $0.81 for the three and nine-month periods ended September 30, 2007, respectively.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2008, we had approximately $20.5 million in cash and cash equivalents and available borrowing capacity of approximately $7.0 million under our Credit Facility and approximately $40.0 million available under the Wells Facility. We primarily invest cash on hand in interest bearing deposit accounts. We have determined to de-leverage our balance sheet in the short term in order to support our liquidity position. In addition, our debt lending activities focus on providing portfolio companies short-term, 36-60 month amortizing credit facilities, which also continues to support our liquidity position.

For the nine months ended September 30, 2008, net cash used in operating activities totaled approximately $82.4 million as compared to $108.7 million for the nine months ended September 30, 2007. This decrease was due primarily due to $290.6 million used for investment in our portfolio companies offset by $185.0 million of principal payments during the nine months ended September 30, 2008 as compared $219.3 million used for investment in our portfolio companies offset by $86.6 million in principal repayments during the nine months ended September 30, 2007. Cash used in investing activities totaled approximately $584,300 for the nine months ended September 30, 2008 compared with net cash used in investing activities of $1.5 million for the nine months ended September 30, 2007. Net cash provided by financing activities totaled $95.6 million for the nine months ended September 30, 2008 compared to $120.1 million for the nine months ended September 30, 2007. This change is due to borrowings of $234.9 million on the credit facilities offset by repayment of $104.0 million and dividends paid of approximately $32.1 million in the nine months ended September 30, 2008.

As of September 30, 2008, net assets totaled $402.7 million, with a net asset value per share of $12.25. We intend to generate additional cash primarily from equity capital, future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies’ repayments, and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. As a result of the exemptive relief we received related to our SBA debt, we are not required to include SBA debt in the leverage ratio required by the 1940 Act. In order to fully leverage the Company, we would need to obtain additional credit. There can be no assurances that we will seek to, or be successful in, leveraging the Company further.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of September 30, 2008 was approximately 484%, excluding SBA leverage.

We anticipate that we will continue to fund our investment activities through a combination of debt and additional equity capital over the next year. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, which we have received shareholder approval to do, existing investors will experience dilution.

As of September 30, 2008, we had $127.9 million outstanding under the Credit Facility, $10.0 million outstanding under the Wells Facility and approximately $127.2 million under the SBA program. As of September 30, 2008, there were $375.8 million of loans in the collateral pools and, based on eligible loans in the pools and existing advance rates, we have access to approximately $7 million of borrowing capacity available under our $134.9 million securitized credit facility and $40 million of borrowings under our Wells Facility. Our Credit Facility terminated on October 31, 2008 and unless we obtain an extension, all subsequent payments received from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable.

In addition, Citigroup has an equity participation right of 10% of the realized gains on warrants collateralized under the Credit Facility. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. See Note 3 to the consolidated financial statements for discussion of the participation right.

At September 30, 2008 and December 31, 2007, we had the following borrowing capacity and outstandings:

	September 30, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$134,900	$127,900	$250,000	$79,200
Wells Facility	50,000	10,000	—	—
SBA Debenture	127,200	127,200	127,200	55,050

Total	$312,100	$265,100	$377,200	$134,250

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. We have a commitment from the SBA permitting us to draw up to $127.2 million from the SBA, subject to certain regulatory requirements. At September 30, 2008, we had a net investment of $63.6 million in HT II, and there are investments in 47 companies with a fair value of approximately $197.1 million. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company.

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

Current Market Conditions

The debt and equity capital markets in the United States have been negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages, the re-pricing of credit risk in the broadly syndicated market, and the current financial turmoil affecting the banking system and financial market. These events have led to worsening general economic conditions, which have resulted in a tightening in the broader financial and credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. The effects of the current financial turmoil have significantly reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. We and other commercial finance companies have previously utilized the securitization market to finance some investment activities. Due to the current dislocation of the securitization market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector may have to access alternative debt markets in order to grow. The debt capital that will be available may be at a higher cost, if at all, and terms and conditions may be less favorable which could negatively affect our financial performance and results.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2008, we had unfunded commitments of approximately $141.8 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon and may be withdrawn under certain circumstances. Accordingly, the total commitment amount does not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2008:

	Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year (2)(3)	1-3 years	3-5 years	After 5 years
Borrowings (4)	$265,100	$137,900	$—	$—	$127,200
Operating Lease Obligations	4,891	981	1,965	1,878	67

Total	$269,991	$138,881	$1,965	$1,878	$127,267

(1)	Excludes commitments to extend credit to our portfolio companies.

(2)

Borrowings under the Credit Facility are listed based on the contractual maturity of the facility. Actual repayments could differ significantly due to prepayments by our existing portfolio companies, modifications of the current agreements with existing portfolio companies and modification of the credit facility.

(3)	We also have a warrant participation agreement with Citigroup. See Note 3.
(4)	Includes borrowings under our Credit Facility, Wells Facility and the SBA debentures.

Borrowings

We, through Hercules Funding Trust I, an affiliated statutory trust, have a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250 million.

On May 7, 2008, we amended and renewed our Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the agreement, the we paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% that is charged on any unused portion of the facility. The Credit Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. At September 30, 2008, we had $127.9 million outstanding under the Credit Facility and were in compliance with all covenants. The Credit Facility terminated on October 31, 2008 and unless we obtain an extension all subsequent payments secured from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding principal and interest are due and payable.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The Obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the nine months ended September 30, 2008, we recorded an additional liability and reduced our unrealized and realized gains by approximately $300,000 for Citigroup’s participation in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $896,000 at September 30, 2008 and is included in accrued liabilities. Since inception of the agreement, we have paid Citigroup approximately $927,000 under the warrant participation agreement thereby reducing its realized gains. There was approximately $91,000 realized gain unpaid and recorded as liability at September 30, 2008.

As of September 30, 2008, we, through our special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $324.3 million to Hercules Funding Trust I and had drawn $127.9 million under the Credit Facility. Transfers of loans have not met the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for the three and nine-month periods ended September 30, 2008 was approximately $118.2 and $97.8 million and the average interest rate was approximately 7.68% and 6.25%, excluding facility fees, respectively.

In January 2005, we formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $130.6 million, subject to periodic adjustments by the SBA. We have submitted a leverage request to increase our borrowing capacity to the full $130.6 million and received the approval in November. With $65.3 million of regulatory capital as of September 30, 2008, HT II would have the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $127.2 million of SBA guaranteed debentures, of which approximately $127.2 million was outstanding as of September 30, 2008. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

As of September 30, 2008, assets held by HT II represented approximately 31.3% of the total assets of the Company.

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

HTII is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations. As of September 30, 2008, HTII could draw up to $127.2 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed.

On August 25, 2008, we, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Foothill, as a lender and as a arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires on August 25, 2010, unless the option to extend is exercised by the parties to the agreement.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 325 basis points or PRIME plus 200 basis points. The Wells Facility requires the payment of a non-use fee of 50 basis points annually, which reduces to 30 basis points on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one- time $750,000 structuring fee in connection with the Wells Facility. The weighted average debt outstanding under the Wells Facility for the three-months period ended September 30, 2008 was approximately $1.8 million and the average interest rate was approximately 7.0%.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum net worth. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Wells Facility also required a minimum draw down of $10.0 million no later than September 30, 2008.

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 15, 2008	0.340

			$3.405

On October 21, 2008, we announced that our Board of Directors approved a dividend of $0.34 per share to shareholders of record as of November 14, 2008 and payable on December 15, 2008.

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we determined the tax attributes of its distributions year-to-date as of September 30, 2008, $0.98 or 100.0% would be from ordinary income and spill-over earnings from 2007, however there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2007 distributions to stockholders will actually be.

Recent Developments

In October, Hercules paid down the Wells Fargo credit facility by $10.0 million, resulting in borrowing capacity of $50.0 million.

On October 31, 2008 the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt is included in the Credit Facility collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable. During the amortization period, the Company no longer pays a non-use fee on the Credit Facility, although borrowings under the Credit Facility bear interest at a rate per annum equal to Libor plus 650 basis points during the amortization period.

In October, Hercules received full repayment of $2.5 million from NetEffect representing principal and interest outstanding. Intel, Inc. acquired the assets of the company in bankruptcy.

In October, Hercules received a repayment of approximately $700,000 in common stock from an investor for the assets of Teleflip.

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

At September 30, 2008, approximately 94% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process in accordance with the provisions of FAS No. 157, Fair Value Measurement (“FAS 157”) and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Consistent with FAS 157, we determine fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests. In accordance with FAS 157, we have considered the principal market, or the market in which we exit our portfolio investments with the greatest volume and level of activity. FAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company believes that the market participants for its investments are primarily other technology and life science companies. Such participants acquire the company’s investments in order to gain access to the underlying assets of the portfolio company. As such, the Company believes the estimated value of the collateral of the portfolio company, up to the cost value of the investment, represents the fair value of the investment.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a constant basis for determining the fair value of portfolio investments. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, the Company records unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value.

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

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2008 we had two loans on non-accrual status. There was one loan on non-accrual status as of September 30, 2007.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three and nine-months period ended September 30, 2008, approximately $1.7 million and $3.8 million in PIK and end-of-term income was recorded. There was approximately $682,000 and $1.5 million in PIK and end-of-term income recorded during the three and nine-month periods ended September 30, 2007.

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

Federal Income Taxes. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our ordinary taxable income each calendar year and 98% of our net capital gain net income for the 1 year period ending on October 31.

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

We are subject to financial market risks, including changes in interest rates. As of September 30, 2008, approximately 55% of our portfolio loans were at fixed rates and 45% of our loans were at variable rates. Over time additional investments may be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten-year treasury every March and September for borrowings of the preceding six months. At September 30, 2008, the borrowing rate under the Credit Facility was LIBOR plus a spread of 5.0%. The borrowing rate under the SBA facility for approximately $12.0 million of fixed rate borrowings was approximately 5.5% and the rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA as announced on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA as announced on September 24, 2008 at 5.725%. In addition, the SBA charges an annual fee of 0.906%. Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 325 basis points or PRIME plus 200 basis points. The Wells Facility requires the payment of a non-use fee of 50 basis points annually, which reduces to 30 basis points on the one year anniversary of the credit facility.

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

At September 30, 2008, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

There can be no assurance that recently enacted legislation authorizing the U.S. government to purchase large amounts of illiquid mortgages and mortgage-backed securities from financial institutions will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months and we believe that the U.S. capital markets appear to have entered into a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the debt capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may cause us to reduce the value of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one of more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we made smaller investments in more companies. The following table shows the fair value of investments held at September 30,2008 that are greater than 5% of net assets:

		September 30, 2008
(in thousands)	Industry	Fair Value	Percentage of Net Assets
Tectura Corporation	Communications & Networking	$25,449	6.3%
Zayo Bandwidth, Inc.	Communications & Networking	25,000	6.2%
Infologix, Inc.	Software	21,000	5.2%

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

InfoLogix, Inc., a public traded company, provides enterprise mobility and radio frequency identification (RFID) solutions in North America. It offers consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure services for healthcare, distribution, manufacturing, retail, and transportation and field services sectors.

Our financial results could be negatively affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Current market conditions have materially and adversely impacted debt and equity capital markets in the United States.

The debt and equity capital markets in the United States have been negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, the failure of major financial institution and the resulting United States Federal government actions have led to worsening general economic conditions, which have materially and adversely impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. We and other commercial finance companies have previously utilized the securitization market to finance some investment activities. Due to the current dislocation of the securitization market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector may have to access alternative debt markets in order to grow. The debt capital that will be available may be at a higher cost, and terms and conditions may be less favorable which could negatively affect our financial performance and results. In addition, the prolonged continuation of further deterioration of current market conditions could adversely impact our business.

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

To the extent venture capital or private equity firms decrease or discontinue funding to their portfolio companies, our portfolio companies may not be able to meet their obligations under the debt securities that we hold.

Most of our portfolio companies rely heavily on future rounds of funding from venture capital or private equity firms in order to continue operating their businesses and repaying their obligations to us under the debt securities that we hold. Venture capital and private equity firms in turn rely on their limited partners to pay in capital over time in order to fund their ongoing and future investment activities.

To the extent that venture capital and private equity firms’ limited partners are unable to fulfill their ongoing funding obligations, the venture capital or private equity firms may be unable to continue financially supporting the ongoing operations of our portfolio companies. As a result, our portfolio companies may be unable to repay their obligations under the debt securities that we hold, which would harm our financial condition and results of operations.

Further economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

Many of our portfolio companies are and may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments.

Further economic recessions or downturns could impair the value of the collateral for our loans to our portfolio companies.

In particular, intellectual property owned or controlled by our portfolio companies constitutes an important portion of the value of the collateral of our loans to a portfolio companies. Adverse economic conditions may decrease the demand for our portfolio companies’ intellectual property and consequently its value in the event of a bankruptcy or required sale through a foreclosure proceeding. As a result, our ability to fully recover the amounts owed to us under the terms of the loans may be impaired by such events.

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

Our common stock price has been and continues to be volatile and may decrease substantially.

The capital and credit market have been experiencing extreme volatility and disruption for more than 12 months. In recent weeks the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility.

In addition, the trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

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

•

the financial performance of specific industries in which we invest in on a recurring basis; announcement of strategic developments, acquisitions, and other material events by us or our competitors, or operating performance of companies comparable to us;

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

Our operating results may fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, but are not limited to, variations in the investment origination volume and fee income earned, changes in the accrual status of our debt investments, variations in timing of prepayments, variations in and the timing of the recognition of net realized gains or losses and changes in unrealized appreciation or depreciation, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

On August 25, 2008, we entered into the Wells Facility, a two-year revolving senior secured credit facility with an optional one-year extension with initial commitments of $50 million at closing. The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the lending syndicate. See Note 3 to our consolidated financial statements. As of October 31, 2008, we didn’t have outstanding balance under the Wells Facility.

We expect to add additional lenders under the Wells Facility in the future and under the terms of the facility have a borrowing capacity of up to $300 million. Due to current credit conditions as a result of the overall downturn in the market, our cost of borrowing may increase with the addition of additional lenders under the Wells Facility. The current lenders have, and any future lender or lenders will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

On May 7, 2008, the Company renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $135 million and extending the expiration date to October 31, 2008. See Note 12 to our consolidated financial statements. Unless extended, our Credit Facility terminates on October 31, 2008, and all subsequent payments received from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

The current economic and capital markets conditions in the U.S. have severely reduced capital availability. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

Our ability to secure additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to the prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. The prolonged continuation or worsening of current economic and capital market conditions could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

As of September 30, 2008, we had $10 million in outstanding borrowings under the Wells Facility and $127.2 million under SBA debenture and $50.0 million available borrowing capacity under these facilities. Our Credit Facility terminated on October 31, 2008 and unless we obtain an extension all subsequent payments received from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable. As of September 30, 2008 we had $127.9 million outstanding under the Credit Facility.

If we are not able to extend our Credit Facility and are unable to secure additional lenders under our Wells Facility, the amount of borrowing capacity available to us will be significantly reduced upon the termination of the Credit Facility. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

On May 7, 2008, the Company renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $135 million and extending the expiration date to October 31, 2008. Our Credit Facility terminated on October 31, 2008 and unless we obtain an extension all subsequent payments received from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable.

The terms of future available financing may place limits on our financial and operating flexibility. If we are unable to obtain sufficient capital in the future, we may:

•	be forced to reduce or discontinue our operations;

•	not be able to expand or acquire complementary businesses; and

•	not be able to develop new services or otherwise respond to changing business conditions or competitive pressures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2008, one of our Directors elected to take part of their compensation in the form of common stock in lieu of cash. We issued a total of 1,667 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $14,866.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: November 10, 2008	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 10, 2008	/s/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002