Form 10-K
period 2008-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2009-03-16
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐      Accelerated filer  ☒       Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $209.1 million based upon a closing price of $8.93 reported for such date on the NASDAQ Select Global Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that such persons are affiliates of the Registrant.

The number of outstanding common shares of the registrant as of March 9, 2009 was 33,097,679.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1. Business

GENERAL

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in Boston, Boulder, and Chicago.

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity-backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life-science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by select or all of the assets of the portfolio company.

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, Internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life sciences. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital and private equity backed technology-related companies with attractive current yields and the potential for equity appreciation and realized gains. Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investments. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital and private equity backed technology-related companies is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments in technology-related companies at various stages of development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. Since 2007, our investing emphasis has been primarily on private companies in later rounds of financing, which we refer to as expansion-stage companies and private companies in one of their final rounds of equity financing prior to a liquidity event, select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution and lower middle market companies, which we refer to as established-stage companies. In the near term, we are shifting our focus to expansion and established stage companies because we believe these investments currently provide higher account yields. We have also historically performed investment activities in private companies following or in connection with their first institutional round of equity financing, which we refer to as emerging growth companies. During 2008, we made a strategic decision to greatly reduce our investments in emerging-growth companies.

CURRENT ECONOMIC AND MARKET ENVIRONMENT

The U.S. capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has continued to be active, but is beginning to show signs of stress and contraction. Therefore, to the extent we have capital available, we believe this is an opportune time to invest on a limited basis in the structured lending market for technology-related companies. Early in 2008, we announced our “slow and steady” investment strategy and the shift in our investment focus to established-stage, or lower middle market, companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment. We have also added a Senior Credit Officer who is focused on both the life science and technology portfolio to further assist in mitigating credit loss in our portfolio.

Like many other companies, we have begun engaging in activities to deleverage our balance sheet and strengthen cash resources available to us. Our credit facility with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. (the “Credit Facility”) expired under normal terms on October 31, 2008 and entered a period of amortization. All outstanding principal and interest due under the Credit Facility must be repaid by April 30, 2009. As discussed herein, to strengthen our liquidity position and preserve cash, in February 2009, our Board of Directors declared that 90%, or approximately $9.5 million, of our first quarter 2009 dividend would be paid with newly issued shares of common stock and no more than 10%, or approximately $1.1 million, would be paid in cash.

The market value per share of common stock used to compute the stock dividend will be the volume weighted average price per share of HTGC’s common stock for the three business day period of March 23, March 24 and March 25, 2009. Because the value of shares to be distributed will be determined subsequent to the filing of our Annual Report on Form 10-K, we do not know the actual number of shares we will issue to satisfy the dividend. Accordingly, we have not reflected these changes in our capital structure retroactively in these financial statements.

We experienced an approximate $18.6 million reduction in our net worth during the second half of 2008, primarily resulting from net unrealized depreciation on our portfolio, which reflects market conditions. We maintain a credit facility with Wells Fargo Foothill, LLC (the “Wells Facility”) that requires, among other covenants, that we maintain a minimal tangible net worth of $360 million. As of December 31, 2008, we had a net worth of approximately $382 million. We are actively monitoring this and other covenants to minimize disruptions in our business as a result of current market conditions. At December 31, 2008, we were in compliance with all of the covenants.

In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current limit of guaranteed debentures available from the Small Business Administration (“SBA”) to $150.0 million from the previous limit of $137.1 million, subject to periodic adjustments by the SBA. The limit may be increased to $225.0 million with the approval of a second lender license and the additional investment of $37.5 million of regulatory capital. We intend to submit an application for a second lender license, although there is no assurance that such license will be granted. In addition, there is no assurance that we will be able to draw up to the maximum limit available under the program.

CORPORATE HISTORY AND OFFICES

We are a Maryland Corporation formed in December 2003 that began investment operations in September 2004. We are an internally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act of 1940 Act. As a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in “qualifying assets,” including securities of private and thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration, and any preferred stock we may issue in the future, of at least 200% subsequent to each borrowing or issuance of senior securities. See “Item 1. Business—Regulation as a Business Development Company”.

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

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301 and our telephone number is (650) 289-3060. We also have additional offices in Boston, Boulder and Chicago. We maintain a website on the Internet at www.herculestech.com. Information contained in our website is not incorporated by reference into this Annual Report, and you should not consider that information as part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov.

OUR MARKET OPPORTUNITY

We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on investments in structured debt with warrants in technology-related companies for the following reasons:

•	Technology-related companies have generally been underserved by traditional lending sources;

•	Unfulfilled demand exists for structured debt financing to technology-related companies as the number of lenders has declined due to the recent financial market turmoil;

•	Structured debt with warrants products are less dilutive and complement equity financing from venture capital and private equity funds; and

•

Valuations currently assigned to technology-related companies in private financing rounds have decreased during 2008 as a result of the turmoil in the general market and should provide a good opportunity for attractive capital returns.

Technology-Related Companies are Underserved by Traditional Lenders. We believe many viable technology-related companies backed by financial sponsors have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies, particularly due to the recent credit market dislocation and because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with financial sponsor-backed emerging-growth or expansion-stage companies effectively.

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

Due to the difficulties described above, we believe traditional lenders are generally refraining from entering the structured mezzanine marketplace for emerging-growth and expansion-stage companies, instead preferring the risk-reward profile of asset based lending. Traditional lenders generally do not have flexible product offerings that meet the needs of technology-related companies. The financing products offered by traditional lenders typically impose on borrowers many restrictive covenants and conditions, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

Unfulfilled Demand for Structured Debt Financing to Technology-Related Companies. Private debt capital in the form of structured debt financing from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for structured debt financing to emerging-growth and expansion-stage companies is a function of the level of annual venture equity investment activity. In 2008, venture capital-backed companies received, in approximately 2,550 transactions, equity financing in an aggregate amount of approximately $28.8 billion, representing a 8% decrease from the preceding year, as reported by Dow Jones VentureSource. In addition, overall, the median round size in 2008 was $7.0 million, down from $7.4 million in 2007. These decreases were primarily a result of overall economic decline. Overall, seed- and first-round deals made up 20% of the deal flow in 2008, and later-stage deals made up roughly 52% of all capital invested.

Given the increasingly challenging times and the high volatility we witnessed during the fourth quarter, we anticipate that the current macro-economic conditions will likely continue to adversely affect venture capital fundraising activities. We expect a slower rate of new venture capital investments or deployments, which may, accordingly, cause the venture debt market to contract. Even with this anticipated contraction, we estimate venture capital investments for 2009 will approximate $20.0 billion to $22.0 billion. Our addressable market represents 20% to 40% of the annual venture capital deployments, or $4.0 billion to $8.0 billion in 2009.

We believe that demand for structured debt financing is currently under served, in part because of the credit market collapse in 2008 and the resulting exit of debt capital providers to technology-related companies during 2008. In addition, lending requirements of traditional lenders have recently become more stringent due to the significant write-offs in the financial services sector relating to subprime mortgages, the re-pricing of credit risk in the broadly syndicated market, and the current financial turmoil affecting the banking system and financial market, which have negatively impacted the debt and equity capital market in the United States and most other markets. At the same time, the venture capital market for the technology-related companies in which we invest has continued to be active. Therefore, to the extent we have capital available, we believe this is an opportune time to be active in the structured lending market for technology-related companies.

Structured Debt with Warrants Products Complement Equity Financing From Venture Capital and Private Equity Funds. We believe that technology-related companies and their financial sponsors will continue to view structured debt securities as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our structured debt with warrants product provides access to growth capital that otherwise may only be available through incremental investments by existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe emerging-growth and expansion-stage companies target a portion of their capital to be debt in an attempt to achieve a higher valuation through internal growth. In addition, because financial sponsor-backed companies have reached a more mature stage prior to reaching a liquidity event, we believe our investments could provide the debt capital needed to grow or recapitalize during the extended period prior to liquidity events.

Higher Valuations for Private Technology-Related Companies. During the downturn in technology industries that began in 2000, the markets saw sharp and broad declines in valuations of venture capital and private equity-backed technology-related companies. According to Dow Jones VentureSource, the median pre-money valuation for venture capital-backed companies in 2000 was $25.0 million declining to a low of $10.0 million in 2003. As of December 31, 2008, the median pre-money valuation for venture capital-backed companies was $23.1 million compared to $17.4 million as of December 31, 2007. We believe the valuations currently assigned to venture capital and private equity-backed technology-related companies in private financing rounds are reasonably valued and should allow us to continue to build a portfolio of equity-related securities at attractive valuation levels.

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt with warrants investments in over 200 technology-related companies, representing over $2.5 billion in investments, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

We concentrate our investing activities generally in industries in which our investment professionals have investment experience. We believe that our focus on financing technology-related companies will enable us to leverage our expertise in structuring prospective investments, to assess the value of both tangible and intangible assets, to evaluate the business prospects and operating characteristics of technology-related companies and to identify and originate potentially attractive investments with these types of companies.

Mitigate Risk of Principal Loss and Build a Portfolio of Equity-Related Securities. We expect that our investments have the potential to produce attractive risk adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from equity-related securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization, cash interest payments, relatively short maturities, security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment.

Historically our structured debt investments to technology-related companies, typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investment. In addition, in some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. We believe these equity interests will create the potential for meaningful long-term capital gains in connection with the future liquidity events of these technology-related companies.

Provide Customized Financing Complementary to Financial Sponsors’ Capital. We offer a broad range of investment structures and possess expertise and experience to effectively structure and price investments in technology-related companies. Unlike many of our competitors that only invest in companies that fit a specific set of investment parameters, we have the flexibility to structure our investments to suit the particular needs of our portfolio companies. We offer customized financing solutions ranging from senior debt to equity capital, with a focus on structured debt with warrants.

We use our relationships in the financial sponsor community to originate investment opportunities. Because venture capital and private equity funds typically invest solely in the equity securities of their portfolio companies, we believe that our debt investments will be viewed as an attractive and complimentary source of capital, both by the portfolio company and by the portfolio company’s financial sponsor. In addition, we believe that many venture capital and private equity fund sponsors encourage their portfolio companies to use debt financing for a portion of their capital needs as a means of potentially enhancing equity returns, minimizing equity dilution and increasing valuations prior to a subsequent equity financing round or a liquidity event.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2008, our proprietary SQL-based database system included over 17,500 technology-related companies and over 4,500 venture capital, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

OUR INVESTMENTS AND OPERATIONS

We principally invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on structured debt with warrants.

We generally seek to invest in companies that have been operating for at least six to 12 months prior to the date of our investment. We anticipate that such entities may, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 to 48 months. Further, we anticipate that on the date of our investment we will generally obtain a lien on available assets, which may or may not include intellectual property, and these companies will have sufficient cash on their balance sheet to operate as well as potentially amortize their debt for at least three to nine months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt, for an additional six to twelve months subject to market conditions.

We expect that our investments will generally range from $1.0 million to $25.0 million. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period of 3 to 18 months for emerging growth and expansion-stage companies and longer for established-stage companies. Our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from Prime to 17% as of December 31, 2008. As of December 31, 2008, 62% of our loans were at variable rates or variable rates with a floor and 38% of the loans were at fixed rates. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment and facility fees.

In addition, the majority of our venture capital-backed companies structured debt investments generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to seven years or one to three years after completion of an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•

Structured debt with warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Traditional “mezzanine” debt is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically have maturities of between two and seven years, with full amortization after an interest only period for emerging-growth or expansion-stage companies and longer deferred amortization for select established-stage companies. Our structured debt with warrants generally carry a contractual interest rate between Prime and 17% and may include an additional end-of-term payment or PIK (“Paid in Kind”), and are in an amount between $3.0 million and $25.0 million. In most cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

•

Senior Debt. We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from Prime to 12%, generally maturing in one to three years, and will be secured by accounts receivable and/or inventory. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit at fixed rates or variable rates based on Prime or LIBOR plus a spread, generally maturing in one or two years, and will be secured by accounts receivable and/or inventory.

•

Equipment Loans. We intend to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in only the specific assets financed. These loans are generally for amounts up to $3.0 million, carry a contractual interest rate between Prime and Prime plus 10%, and have an average term between three and four years. Equipment loans may also include end of term payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2008, we held equity interests in 39 portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Senior Debt	Structured debt with warrants	Equipment Loans	Equity Securities
Typical Structure	Term or revolving debt	Term debt with warrants	Term debt with warrants	Preferred stock or common stock
Investment Horizon	Usually under 3 years	Long term, ranging from 2 to 7 years, with an average of 3 years	Ranging from 3 to 4 years	Ranging from 3 to 7 years
Ranking/Security	Senior/First lien	Senior secured, either first out or last out second lien	Secured only by underlying equipment	None/unsecured
Covenants	Generally borrowing base and financial	Less restrictive; Mostly financial; Maintenance-based	None	None
Risk Tolerance	Low	Medium/High	High	High
Coupon/Dividend	Cash pay—floating or fixed rate	Cash pay—fixed and floating rate; Payment-in-kind in limited cases	Cash pay-floating or fixed rate and may include Payment-in-kind	Generally none
Customization or Flexibility	Little to none	More flexible	Little to none	Flexible
Equity Dilution	None to low	Low to medium	Low	High

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital and private equity-backed technology-related companies, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. During 2008, we began increasing our investments in lower middle market companies that may be or are approaching an operational level where they are EBITDA positive and possibly cash flow positive thereby decreasing their reliance on additional venture capital or private equity investments.

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

Company Stage of Development. While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate to have commitments for their first institutional round of equity financing for early stage companies. During 2008, we began shifting our focus to expansion and established-stage companies that have revenues or significant anticipated revenue growth. We expect a prospective portfolio company to demonstrate progress in its product development or demonstrate a path towards revenue generation or increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Operating Plan. We generally require that a prospective portfolio company, in addition to having potential access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover its operating expenses and service its debt for a specific period. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that it has cash on its balance sheet, or is in the process of completing a financing so that it will have cash on its balance sheet, sufficient to support its operations for a minimum of three to nine months.

Security Interest. In many instances we seek a first priority security interest in all of the portfolio company’s tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In other cases we may obtain a negative pledge prohibiting a company from pledging or otherwise encumbering their intellectual property. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis and subject to assumptions that may change over the life of the investment especially when attempting to estimate the value of intellectual property. We generally evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

Covenants. Our investments may include one or more of the following covenants; cross-default, or material adverse change provisions, require the portfolio company to provide periodic financial reports and operating metrics and will typically limit the portfolio company’s ability to incur additional debt, sell assets, dividend recapture, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. Our investment origination team, which consists of approximately 25 investment professionals, is headed by our Senior Managing Directors of Technology and Life Science, and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into technology and life sciences sub-teams to better source potential portfolio companies.

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2008, our proprietary SQL-based database system included over 17,500 technology-related companies and over 4,500 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

If a prospective portfolio company generally meets certain underwriting criteria, we perform preliminary due diligence, which may include high level company and technology assessments, evaluation of its financial sponsors’ support, market analysis, competitive analysis, identify key management, risk analysis and transaction size, pricing, return analysis and structure analysis. If the preliminary due diligence is satisfactory, and the origination team recommends moving forward, we then structure, negotiate and execute a non-binding term sheet with the potential portfolio company. Upon execution of a term sheet, the investment opportunity moves to the underwriting process to complete formal due diligence review and approval.

Underwriting

The underwriting review includes formal due diligence and approval of the proposed investment in the portfolio company.

Due Diligence. Our due diligence on a prospective investment is typically completed by two or more investment professionals whom we define as the underwriting team. The underwriting team for a proposed investment consists of the deal sponsor who typically possesses general industry knowledge and is responsible for originating and managing the transaction, other investment professional(s) who perform due diligence, credit and corporate financial analyses and, as needed, our Chief Legal Officer and other legal professionals. To ensure consistent underwriting, we generally use our standardized due diligence methodologies, which include due diligence on financial performance and credit risk as well as an analysis of the operations and the legal and applicable regulatory framework of a prospective portfolio company. The members of the underwriting team work together to conduct due diligence and understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.

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

Documentation

Our documentation group, headed by our Chief Legal Officer, administers the front-end documentation process for our investments. This group is responsible for documenting the term sheet approved by the investment committee to memorialize the transaction with a prospective portfolio company. This group negotiates loan documentation and, subject to the approval of the Chief Legal Officer and/or the Associate General Counsel, final documents are prepared for execution by all parties. The documentation group generally uses the services of external law firms to complete the necessary documentation.

Loan and Compliance Administration

Our loan and compliance administration group, headed by our Chief Financial Officer and Senior Credit Officer, administers loans and tracks covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our SQL-based database system. The loan and compliance administration group is also responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the loan and compliance administration group advises the investment committee and the Valuation Committee of the board, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

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

From time to time, we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and our investment committee monitors the progress against the strategy. We will incur losses from our investing activities, however, we work with our troubled portfolio companies in order to recover as much of our investments as is practicable. There can be no assurance that principal will be recovered.

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

At December 31, 2008, our investments had a weighted average investment grading of 2.39.

Managerial Assistance

As a business development company, we are required to offer, and provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a business development company to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital and private equity backed technology-related companies. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

CORPORATE STRUCTURE

We are a Maryland corporation and an internally-managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. Hercules Technology II, L.P. (“HT II”), our wholly-owned subsidiary, is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). Hercules Technology SBIC Management, LLC (“HTM”), another wholly-owned subsidiary, functions as the general partner of our subsidiary HT II. Hercules Funding I LLC, our wholly owned subsidiary, and Hercules Funding Trust I function as vehicles to collateralize loans under our Credit Facility. We also use wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income. In August 2008, we formed a wholly owned subsidiary Hercules Funding II, LLC. to collateralize loans under our securitized facility with Wells Fargo Foothill, Inc.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301. We also have offices in: Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; and San Diego, California (which was closed in January 2009).

BROKERAGE ALLOCATIONS AND OTHER PRACTICES

Because we generally acquire and dispose of our investments in privately negotiated transactions, we rarely use brokers in the normal course of business. In those cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for Hercules, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided. For the years ended December 31, 2008 and 2007 we paid approximately $80,000 and $22,000 in brokerage commissions, respectively.

EMPLOYEES

As of December 31, 2008, we had 45 employees, including approximately 25 investment and portfolio management professionals all of whom have extensive experience working on financing transactions for technology-related companies. Given the current economic uncertainty in the credit market, we do not intend to expand our managing directors, financial analysts or operating personnel in the near term.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

The following discussion is a general summary of the material prohibitions and descriptions governing business development companies generally. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

A business development company primarily focuses on investing in or lending to private companies and making managerial assistance available to them. A business development company provides stockholders with the ability to retain the liquidity of a publicly-traded stock, while sharing in the possible benefits of investing in emerging-growth, expansion-stage or established-stage companies. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

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

(c)	does not have any class of securities listed on a national securities exchange; or if it has securities listed on a national securities exchange such company has a market capitalization of less than $250 million; is controlled by the business development company and has an affiliate of a business development company on its board of directors; or meets such other criteria as may be established by the SEC.

(2)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(3)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(4)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(5)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a business development company beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one such investment company or invest more than 10% of the value of our total assets in the securities of such investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Senior Securities; Coverage Ratio

We will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. For a discussion of the risks associated with the resulting leverage, see “Item 1A. Risk Factors—Risks Related to Our Business & Structure—Because we borrow money, there could be increased risk in investing in our company.”

Capital Structure

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of the Company and our stockholders have approved the practice of making such sales. Our stockholders approved a proposal at our 2008 annual meeting of Stockholders permitting us to sell up to an amount equal to 20% of our outstanding common stock at a price below our net asset value. We did not conduct any public offering of our shares at a price below our net asset value during 2008. We intend to include a similar proposal in our proxy statement for our 2009 Annual Meeting of Stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent).

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

Exemptive Relief

On June 21, 2005, we filed a request with the SEC for exemptive relief to allow us to take certain actions that would otherwise be prohibited by the 1940 Act, as applicable to business development companies. Specifically, we requested that the SEC permit us to issue stock options to our non-employee directors as contemplated by Section 61(a)(3)(B)(i)(II) of the 1940 Act. On February 15, 2007, we received approval from the SEC on this exemptive request. In addition, in June 2007, we filed an amendment to the February 2007 order to adjust the number of shares issued to the non-employee directors. On October 10, 2007, we received approval from the SEC on this amended exemptive request.

On April 5, 2007, we received an exemptive relief from the SEC that permits us to exclude the indebtedness that our wholly-owned subsidiary, HT II, which is qualified as a small business investment company, issues to the Small Business Administration from the 200% asset coverage requirement applicable to us.

On May 2, 2007, we received approval from the SEC on our exemptive request permitting us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan and 2006 Non-Employee Incentive Plan permitting such restricted grants.

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

Small Business Administration Regulations

HT II, our wholly-owned subsidiary, is licensed by the Small Business Administration as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. At December 31, 2008, we had invested approximately $65.3 million in regulatory capital in HT II permitting us to borrow under up to $130.6 million under our guaranteed debentures commitment from the SBA, of which, $127.2 million was outstanding. The maximum borrowing available from the SBA could be increased to the $137.1 million with an additional regulatory capital investment of $3.25 million allowing us access to an additional $6.5 million, subject to SBA approval. In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current limit to $150.0 million, a $13 million increase from the previous of $137.1 million limit as of December 31, 2008, subject to periodic adjustments by the SBA. The limit may be increased to $225.0 million with the approval of a second SBIC lender license and the additional investment of $37.5 million of regulatory capital. We intend to submit an application for a second license, although there is no assurance that such license will granted. In addition, there is no assurance that we will be able to draw up to the maximum limit available under the SBIC program. As of December 31, 2008, the assets held by HT II represented approximately 31.8% of the total assets of the Company.

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

We generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. As described above, we made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore will not be subject to built-in gains tax when we sell those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired.) We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

Pursuant to a recent revenue procedure issued by the IRS (Revenue Procedure 2009-15), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If the number of share-holders electing to receive cash would cause cash distributions in excess of 10%, then each shareholder electing to receive cash would receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2010.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2010) would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

At December 31, 2008, approximately 96% of our total assets represented investments in portfolio companies recorded at fair value. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

As a business development company, we invest primarily in illiquid securities including debt and equity-related securities of private companies. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation, estimated remaining life, and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite the actions of the United States federal government, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. We believe that the U.S. economy has entered into a period of recession, and forecasts for fiscal 2009 generally call for a weakening economy in the United States, with the continuation of the economic recession and possibly an economic depression. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in the debt capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may cause us to reduce the value of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

Current market conditions have materially and adversely impacted debt and equity capital markets in the United States, which could result in a negative impact on our business and operations.

The debt and equity capital markets in the United States have been negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, the failure of major financial institutions and the resulting United States Federal government actions have led to worsening general economic conditions, which have materially and adversely impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. Commercial finance companies have previously utilized the securitization market to finance some investment activities and we had intended to use securitization financing. Due to the current dislocation of the securitization market, which we believe may continue for an extended period of time, access to this funding source has essentially been eliminated. We and other companies in the commercial finance sector may have to access alternative debt markets in order to grow. The debt capital that will be available may be at a higher cost, and terms and conditions may be less favorable which could negatively affect our financial performance and results. In addition, the prolonged continuation of further deterioration of current market conditions could adversely impact our business.

We have and may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under a recently issued IRS revenue procedure, up to 90% of any such taxable dividend for 2009 could be payable in our stock. We recently determined to pay 90% of our first quarter 2009 dividend in shares of newly issued common stock, and we may in the future determine to distribute taxable dividends that are payable in part in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

A number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with a large number of venture capital and private equity firms, as well as with other investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. This may enable some competitors to make commercial loans with interest rates that are comparable to or lower than the rates that we typically offer. We may lose prospective portfolio companies if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code would impose on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify, or that we will be able to fully invest our available capital.

Because we intend to distribute substantially all of our income to our stockholders in order to qualify as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. Given the current dislocation in the credit market, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their net asset values and our stock has been discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we generally will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Because we borrow money, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly our stockholders will bear the cost associated with our leverage activity. Our securitized credit facilities with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. and with Wells Fargo Foothill, Inc. contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2008, we had outstanding indebtedness of $89.6 million pursuant to our securitized Credit Facility. All remaining principal and interest outstanding under Credit Facility is due April 30, 2009. If our portfolio of investments fails to provide adequate returns and we are unable to otherwise raise funds, we may be unable to make interest or principal payments on our indebtedness as it becomes due. There was no outstanding borrowing under Wells Facility as of December 31, 2008. In addition, as of December 31, 2008, we had approximately $127.2 million outstanding under our SBA debenture. Despite current market conditions, we expect, in the future, to borrow from, and issue senior debt securities to, banks, insurance companies and other lenders, including additional borrowings pursuant to the Wells Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition—Borrowings.”

As a business development company, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2008 our asset coverage for senior indebtedness was 669%, excluding SBA leverage.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

At December 31, 2008, portfolio investments, 99% of which are valued at fair value by the Board of Directors, were approximately 96% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value. There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Valuation Committee. The Valuation Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“FAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. We adopted FAS 157 on January 1, 2008. In 2008, we recorded unrealized depreciation of approximately $21.4 million primarily due to the collapse in the current financial market and the resulting impact on our portfolio company valuations in accordance with FAS 157. The impact of FAS157 on our consolidated financial statements for future periods cannot be determined at this time as it will be influenced by the estimates of fair value for those periods, the number and amount of investments we originate, acquire or exit and the effect of any additional guidance or any changes in the interpretation of this statement. See Note 1, “Summary of Significant Accounting Policies” from our Notes to the Consolidated Financial Statements included in Item 8.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of investments held at December 31, 2008 that are greater than 5% of net assets:

	December 31, 2008
(in thousands)	Fair Value	Percentage of Net Assets
Tectura Corporation	$25,023	6.5%
Zayo Bandwidth, Inc	24,563	6.4%
Labopharm USA, Inc	21,210	5.5%
Infologix, Inc	21,007	5.5%
QuatRx Pharmaceuticals, Inc	20,856	5.5%
Kamada, Inc	19,621	5.1%

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

Labopharm, Inc. is a specialty pharmaceutical company, together with its subsidiaries, develops drugs using its proprietary controlled-release technologies. The Company’s lead product, a unique once-daily formulation of tramadol, is being commercially launched in key markets globally and its second product, a novel formulation of trazodone for the treatment of major depressive disorder, is under regulatory review by the FDA.

InfoLogix, Inc. is a provider of enterprise mobility and radio frequency identification (RFID) solutions. The Company provides these solutions to its customers by utilizing a combination of products and services, including consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure.

QuatRx Pharmaceuticals, Inc. is a developer of therapeutic compounds for the treatment of endocrine, metabolic, and cardiovascular diseases. The company’s main product candidates treat hormone deficiencies that result from aging in men and women. Current products are being developed for the treatment of vaginal atrophy, symptoms of andropause in aging males, elevated cholesterol levels, and mild to moderate psoriasis.

Kamada, Inc., is a biopharmaceutical company. The Company engages in the development, production, and marketing of specialty plasma therapeutics, specific and general immune globulins, and other prescribed medicines. The company produces various pharmaceuticals, including human plasma therapeutics for intravenous or intramuscular injection, and parenteral and nonplasma derived drugs for injection, as well as for critical care situations in emergency rooms, operating theaters, and intensive care units.

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

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

In addition to issuing securities to raise capital as described above, we anticipate that, in the future, we may securitize our loans to generate cash for funding new investments. The securitization market has effectively shut down with the recent financial market collapse and we cannot assure you that will be able to securitize our loans in the near future, or at all. An inability to successfully securitize our loan portfolio could limit our ability to grow our business and fully execute our business strategy.

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

We believe that most of the senior loans we make will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to comply with the 1940 Act. If we need to dispose of such investments quickly, it would be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because these warrants would not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy such distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our income.

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

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results, or our business may not perform in a manner that will allow us to make a specified level of distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facility limits our ability to declare dividends if we default under certain provisions.

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

A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. Typically, we anticipate that our interest-earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities.

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that most of our current initial investments in debt securities will be at floating rate with a floor. However, in the event that we make investments in debt securities at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. We may, but will not be required to, hedge against the risk of adverse movement in interest rates in our short-term and long-term borrowings relative to our portfolio of assets. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

Our cost of borrowing is increased by the warrant participation agreement we have with one of our lenders. In addition, our realized gains are reduced by amounts paid pursuant to the warrant participation agreement.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and certain warrants collateralized under the Citigroup Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on certain warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2008, the Company reduced its realized gain by approximately $235,000 for Citigroup’s participation in the gain on sale of equity securities and recorded a decrease on participation liability and increased its unrealized gains by a net amount of approximately $143,000 for Citigroup’s participation. Since inception of the agreement, we have paid Citigroup approximately $970,000 under the warrant participation agreement thereby reducing our realized gains. In addition, our realized gains will be reduced by the amounts owed to Citigroup under the warrant participation agreement. The value of Citigroup’s participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $498,000 at December 31, 2008 and is included in accrued liabilities and increased the unrealized gain recognized by us at December 31, 2008. Citigroup’s rights under the warrant participation agreement increase our cost of borrowing and reduce our realized gains.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

On August 25, 2008, we entered into the Wells Facility, a two-year revolving senior secured credit facility with an optional one-year extension with initial commitments of $50 million at closing. The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the lending syndicate. See Note 3 to our consolidated financial statements. As of December 31, 2008, we didn’t have outstanding borrowings under the Wells Facility.

As of December 31, 2008, we have not added any additional lenders under the Wells Facility, although if the credit markets re-open we intend to do so in the future. Due to current credit conditions as a result of the recession, our cost of borrowing may increase with the addition of additional lenders under the Wells Facility. The current lenders have, and any future lender or lenders will have fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans that we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

Our $135 million Credit Facility with Citigroup and Deutsche Bank terminated on October 31, 2008. See Note 3 to our consolidated financial statements. As a result, all subsequent payments received from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable.

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

Amortization of our Credit Facility may negatively affect our net asset value and ability to pay dividends.

Our Credit Facility entered its amortization period effective October 31, 2008. During the amortization period, all proceeds from our pledged investments will be used to reduce the outstanding borrowings under the Credit Facility. On April 30, 2009, all remaining outstanding borrowings under the Credit Facility will become due and payable. As a result of these mandatory repayments, our investment portfolio began to de-lever commencing with the first payment of proceeds from our collateral pool, and will continue to be significantly deleveraged unless we are able to add additional lenders under the Wells Facility or secure another alternative source of financing. Given the unfavorable conditions in the credit markets, there is no guarantee that we will be able to secure additional financing in the immediate future, or if we are able to obtain financing, that the terms of such financing will be commensurate with the terms of the Credit Facility. Because our ability to generate net investment income is based, in part, on the use of relatively inexpensive debt financing available to us, the amortization of the Credit Facility may have a negative effect on our net asset value and our ability to generate net investment income (even if our portfolio does not suffer any adverse credit events) and may reduce our ability to pay dividends in the future.

In addition to regulatory restrictions that restrict our ability to raise capital, the Wells Facility contains various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreement governing the Wells Facility requires us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum tangible net worth of $360 million. As of December 31, 2008, we were in compliance with these covenants. However, our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. For example, during the quarter ended December 31, 2008, as a result of depreciation of the fair value of our investments, our net worth declined to $382 million. Accordingly, there are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate repayment under the facilities and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

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

As of December 31, 2008, we had no outstanding borrowings under the Wells Facility and $127.2 million under SBA debenture and $53.4 million available borrowing capacity under these facilities. Our Credit Facility terminated on October 31, 2008 and all subsequent payments received from the portfolio companies whose debt is included in the collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable. As of December 31, 2008, we had $89.6 million outstanding under the Credit Facility.

As of December 31, 2008, we have been unable to secure additional lenders under our Wells Facility, and the amount of borrowing capacity available to us has been significantly reduced as a result of the termination of the Credit Facility. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

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

Risks Related to Our Investments

Our investments are concentrated in certain industries and in a limited number of technology-related companies, which subjects us to the risk of significant loss if any of these companies default on their obligations under any of their debt securities that we hold, or if any of the technology-related industry sectors experience a downturn.

We have invested and intend to continue investing in a limited number of technology-related companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested in and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies. As of December 31, 2008, approximately 57.2% of the fair value of our portfolio was composed of investments in four industries: 20.3% was composed of investments in the communications and networking industry; 13.9% was composed of investments in the software industry; 12.1% was composed of investments in the drug discovery industry; and 10.9% was composed of investments in the information services industries. As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

Our investments may be concentrated in portfolio companies which may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to economic downturns such as the current recession, may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

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

We have invested in and may continue investing in technology-related companies that do not have venture capital or private equity firms as equity investors, and these companies may entail a higher risk of loss than do companies with institutional equity investors, which could increase the risk of loss of your investment.

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

Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by or under the direction of our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the capital markets have resulted in some net unrealized depreciation in our portfolio. As of December 31, 2008, conditions in the public and private debt and equity markets had continued to deteriorate and pricing levels continued to decline. As a result, in the future, depending on market conditions, we could incur substantial realized losses and may suffer substantial unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

The U.S. and most other markets have entered into a period of recession. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. There were four loans on non-accrual status as of December 31, 2008 with a fair value of approximately $864,000. There were no loans on non-accrual status as of December 31, 2007. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

A continuing lack of initial public offering opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

Beginning in about 2001, fewer venture capital-backed companies per annum have been able to complete initial public offerings (“IPOs”) than in the years of the previous decade. For the year ended December 31, 2008, only 7 venture capital-backed companies completed IPOs in the United States according to Dow Jones Venture Source. Moreover, in 2008, according to the Dow Jones Venture Source, the venture capital-backed companies that completed IPOs had a median age of about 8.3 years, which was older than the median age of venture capital-backed IPOs in any period since 2001-2002. Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A continuing lack of IPO opportunities for venture capital-backed companies is also causing some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

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

We believe that our portfolio companies generally will be able to repay our loans from their available capital, from future capital-raising transactions, or from cash flow from operations. However, to attempt to mitigate credit risks, we will typically take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. In many cases, our loans will include a period of interest-only payments. There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Additionally, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Moreover, in the case of some of our structured debt with warrants, we may not have a first lien position on the collateral. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies. In addition, because we invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

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

The economic recession and future downturns or recessions could impair the value of the collateral for our loans to our portfolio companies and consequently increase the possibility of an adverse effect on our financial condition and results of operations.

Many of our portfolio companies are susceptible to the current economic recession and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments.

In particular, intellectual property owned or controlled by our portfolio companies constitutes an important portion of the value of the collateral of our loans to our portfolio companies. Adverse economic conditions may decrease the demand for our portfolio companies’ intellectual property and consequently its value in the event of a bankruptcy or required sale through a foreclosure proceeding. As a result, our ability to fully recover the amounts owed to us under the terms of the loans may be impaired by such events.

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

Our equity related investments are highly speculative, and we may not realize gains from these investments. If our equity investments do not generate gains, then the return on our invested capital will be lower than it would otherwise be, which could result in a decline in the value of shares of our common stock.

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

In 2008, we received early loan repayments and paydown of working capital loans of approximately $120.1 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

At December 31, 2008, approximately 65% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 1% of our portfolio company loans were secured by a second priority security in all of the assets of the portfolio company and 34% portfolio company loans were prohibited from pledging or encumbering their intellectual property pursuant to negative pledges.

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

Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of business development companies, including shares of our common stock, have been trading at discounts to their net asset values. As of December 31, 2008, our net asset value per share was $11.56. The daily average closing price of our shares on the NASDAQ Global Select Market for the quarter ended December 31, 2008 was $7.47. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Provisions of the Maryland General Corporation Law, and of our charter and bylaws, could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may have the effect of discouraging, delaying, or making difficult a change in control of our company or the removal of our incumbent directors. We will be covered by the Business Combination Act of the Maryland General Corporation Law to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board, including a majority of our directors who are not interested persons as defined in the 1940 Act. In addition, our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions by any person of shares of our stock. The Business Combination Act (if our board should repeal the resolution) and the Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

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

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stocks at a price below our net asset value during year ended December 31, 2008.

Current levels of market volatility are unprecedented. Our common stock price has been and continues to be volatile and may decrease substantially.

The capital and credit market have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels, and we have experienced greater than usual stock price volatility. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;

•	losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;

•	changes in the value of our portfolio of investments;

•	realized losses in investments in our portfolio companies;

•	general economic conditions and trends;

•	inability to access the capital markets;

•	loss of a major funded source; or

•	departures of key personnel.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 11,200 square feet of office space in Palo Alto, California for our corporate headquarters. We also lease office space in: Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; and San Diego, California (which was subsequently closed in January 2009).

Item 3. Legal Proceedings

As of December 31, 2008, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HTGC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each of the quarterly periods during 2008 and 2007. Our common stock may trade at prices that are at, above, or below our net asset value.

	Price Range
Quarter Ended	High	Low
March 31, 2007	14.50	12.77
June 30, 2007	14.71	12.80
September 30, 2007	14.02	11.32
December 31, 2007	13.60	10.87
March 31, 2008	12.75	9.59
June 30, 2008	11.32	8.93
September 30, 2008	11.35	7.95
December 31, 2008	10.24	4.57

As of February 23, 2009, we had 35 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 8,000 additional beneficial holders of our common stock.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. At times, our shares of common stock have traded at a premium to net asset value and with the recent collapse of the financial markets, our shares of common stock have traded at a significant discount to the net assets attributable to those shares.

SALES OF UNREGISTERED SECURITIES

During the twelve months ended December 31, 2008, one of our Directors elected to take part of his compensation in the form of common stock in lieu of cash. We issued a total of 6,668 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $70,000.

ISSUER PURCHASES OF EQUITY SECURITIES

During the twelve months ended December 31, 2008, we purchased a total of 445,607 shares of our common stock in the open market for distribution under our dividend reinvestment plan. We did not make any repurchases during the quarter ended December 31, 2008. Pursuant to our dividend reinvestment plan, we primarily issue new shares of our stock in connection with distributions under the plan, although we also have the ability to purchase shares in the open market to distribute as dividends to our shareholders. Because the trading price of our common stock was lower than our current net asset value at the dividend payment date, we opted to purchase shares in the open market to distribute as dividends to our shareholders. The aggregate purchase price for the shares of common stock was approximately $4.7 million.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for our 2009 Annual Meeting of Stockholders.

DIVIDEND POLICY

As a RIC, we intend to distribute quarterly dividends to our stockholders. To the extent we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such years we are required to pay a 4% excise tax on our undistributed income. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted by the Code. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. Please refer to “Item 1. Business—Certain United States Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See Item 1. Business—”Regulation as a Business Development Company.”

For the year ended December 31, 2008, we recorded a provision for excise tax of $203,000 related to taxable income that will be spilled over and paid out as dividends to shareholders in 2009. For the year ended December 31, 2007, we recorded a provision for excise tax of $139,000. Effective in 2009, our Board of Directors adopted a policy to distribute four quarterly distributions in an amount that approximates 90 - 95% of our taxable income. In addition, at the end of the year we may also pay an additional special dividend, such that we may distribute approximately 98% of our annual taxable income in the year it was earned, instead of spilling over our excess taxable income.

Pursuant to a recent revenue procedure issued by the IRS (Revenue Procedure 2009-15), the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2010.

On February 12, 2009, the Board of Directors declared a dividend of $0.32 per share to shareholders of record as of February 23, 2009 and payable on March 30, 2009. In accordance with Revenue Procedure 2009-15 providing temporary guidance regarding certain stock distribution for public traded RICs, our Board of Directors determined that approximately 90% of the dividend would be paid in newly issued shares of our common stock and no more than 10% will be paid in cash. The liquidity provided to us by paying 90% of the dividend in newly issued shares of common stock will assist us in preservation of capital, which we believe is prudent in the current economy. We will continue to review our dividend policy quarterly throughout 2009.

The following table summarizes dividends declared and paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 15, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340

			$3.745

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless you specifically “opt out” of the dividend reinvestment plan and choose to receive cash dividends.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on June 9, 2005, a person invested $100 in each of our common stock, the S&P 500 Index, the S&P Asset Management & Custody Banks Index, the NASDAQ Financial 100 and the Dow Jones U.S. Financial Sector Index - IYF (iShares). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

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

(1)	Based on common shares outstanding at period end.

	For the Years Ended December 31,				Period from 2/2/2004 (commencement of operations) to December 31,
(in thousands, except per share amounts)	2008	2007	2006	2005	2004
Investment income:
Interest	$67,283	$48,757	$26,278	$9,791	$214
Fees	8,552	5,127	3,230	876	—

Total investment income	75,835	53,884	29,508	10,667	214

Operating expenses:
Interest	13,121	4,404	5,770	1,801	—
Loan fees	2,649	1,290	810	1,098	—
General and administrative	6,899	5,437	5,409	2,285	411
Employee Compensation:
Compensation and benefits	11,595	9,135	5,779	3,706	1,165
Stock-based compensation	1,590	1,127	617	252	680

Total employee compensation	13,185	10,262	6,396	3,958	1,845

Total operating expenses	35,854	21,393	18,385	9,142	2,256

Net investment income (loss) before provision for income taxes and investment gains and losses	39,981	32,491	11,123	1,525	(2,042)
Provision for income taxes	—	2	643	255	—

Net investment income (loss)	39,981	32,488	10,480	1,270	(2,042)

Net realized gain (loss) on investments	2,643	2,791	(1,604)	482	—
Provision for excise tax	(203)	(139)	—	—
Net (decrease) increase in unrealized appreciation on investments	(21,426)	7,268	2,508	353	—

Net realized and unrealized (loss) gain	(18,986)	9,920	904	835	—

Net increase (decrease) in net assets resulting from operations	$20,995	$42,409	$11,384	$2,105	(2,042)

Cash dividends declared per common share	$1.32	$1.20	$0.90	$0.33	$—

	As of December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Balance sheet data:
Investments, at value	$581,301	$529,972	$283,234	$176,673	$16,700
Cash and cash equivalents	17,242	7,856	16,404	15,362	8,678
Total assets	608,672	541,943	301,142	193,648	25,233
Total liabilities	226,214	141,206	45,729	79,296	155
Total net assets	382,458	400,737	255,413	114,352	25,078

Other Data:
Total debt investments, at value	540,054	482,123	266,724	166,646	16,700
Total warrant investments, at value	17,883	21,646	8,441	5,160	—
Total equity investments, at value	23,364	26,203	8,069	4,867	—
Unfunded Commitments	82,000	130,602	55,500	30,200	5,000
Net asset value per share(1)	$11.56	$12.31	$11.65	$11.67	$12.18

(1)	Based on common shares outstanding at period end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	the impact of a protracted decline in the liquidity of the credit markets on our business;

•	timing, form and amount of any dividend distributions;

•	impact of fluctuation of interest rates on our business;

•	valuation of our investments in portfolio companies;

•	our ability to access the debt and equity markets;

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	our ability to recover unrealized losses;

•	the impact of investments that we expect to make;

•	our informal relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—”Risk Factors” and “Forward-Looking Statements” of this Item 7.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development from seed and emerging growth to expansion and established stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and may also finance select publicly listed companies and lower middle market companies. Our principal office is located in the Silicon Valley and we have additional offices in the Boston, Boulder and Chicago. Our goal is to be the leading senior debt provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. During 2008, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and lower middle market companies. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies. During 2008 we made a strategic decision to greatly reduce our investments in emerging-growth companies.

Current Economic and Market Environment

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. These events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has continued to be active. Therefore, to the extent we have capital available, we believe this is an opportune time to be active in the structured lending market for technology-related companies. Early in 2008, we announced our “slow and steady” investment strategy and the shift in our investment focus to established-stage companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment. We have also added a Senior Credit Officer who is focused on both the life science and technology portfolio to further assist in mitigating credit loss in our portfolio.

Like many other companies, we have begun engaging in activities to deleverage our balance sheet and strengthen cash resources available to us. Our Credit Facility expired under normal terms on October 31, 2008 and entered a period of amortization. All outstanding principal and interest due under the Credit Facility must be repaid by April 30, 2009. As discussed herein, to strengthen our liquidity position and preserve cash, in February we determined to pay 90% of our first quarter 2009 dividend using newly issued shares of common stock and no more than 10%, or approximately $1.1 million, would be paid in cash.

We experienced an approximately $18.6 million reduction in our net worth during the second half of 2008, primarily resulting from net unrealized depreciation on our portfolio, which reflects market conditions. The Wells Facility requires, among other covenants, that we maintain a minimum tangible net worth of $360 million. As of December 31, 2008, we had a net worth of $382 million. We are actively monitoring this and other covenants to minimize disruption in our business as a result of current market condition. At December 31, 2008, we were in compliance with all of the covenants.

Portfolio and Investment Activity

The total value of our investment portfolio was $581.3 million at December 31, 2008, as compared to $530.0 million at December 31, 2007. During the year ended December 31, 2008, we made debt commitments to 40 portfolio companies totaling $405.7 million and funded $346.0 million to 56 companies. We also made equity investments in 9 portfolio companies totaling approximately $5.9 million during the year ended December 31, 2008. During the year ended December 31, 2008, we also converted approximately $3.1 million of debt to equity in four portfolio companies, bringing total equity investments at fair value to approximately $23.4 million at December 31, 2008. The fair value of our warrant portfolio at December 31, 2008 was $17.9 million. For the year ended December 31, 2008, we recognized net unrealized depreciation on our debt, equity and warrant portfolios of approximately $4.6 million, $8.6 million and $8.2 million, respectively, in accordance with FAS 157. This unrealized depreciation reflects the general decline in the financial market in the second half of 2008. At December 31, 2008, we had unfunded contractual commitments of $82.0 million to 28 portfolio companies. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In addition, we executed a non-binding term sheet for $7.0 million for one proposed future commitment.

In response to the current lack of liquidity in the debt and capital markets, during 2008 we slowed our origination activities, adopting a slow and steady investment strategy and shifting our focus to established-stage companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment. We expect to continue our origination and follow-on investment activity consistent with our slow and steady investment strategy until market conditions improve. Investing in accordance with this strategy may result in limited, no, or negative growth until market conditions improve, and may negatively impact our operating results.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the year ended December 31, 2008, we received normal principal repayments of $110.3 million, and early repayments and working line of credit paydowns totaling $159.6 million. Total portfolio investment activity (exclusive of unearned income) as of and for each of the years ended December 31, 2008 and 2007 was as follows:

(in millions)	December 31, 2008	December 31, 2007
Beginning Portfolio	$530.0	$283.2
Purchase of debt investments	346.0	355.5
Equity Investments	5.9	12.6
Sale of investments	(17.5)	(66.5)
Principal payments received on investments	(110.3)	(62.2)
Early pay-offs and recoveries	(159.6)	(5.9)
Accretion of loan discounts and paid-in-kind principal	8.2	2.5
Net change in unrealized appreciation on investments	(21.4)	10.8

Ending Portfolio	$581.3	$530.0

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2008 and December 31, 2007 (excluding unearned income):

	December 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior secured debt with warrants	$445,574	76.6%	$429,760	81.1%
Senior secured debt	106,266	18.2%	61,483	11.6%
Preferred stock	21,249	3.8%	23,265	4.4%
Senior debt-second lien with warrants	6,097	1.0%	12,078	2.3%
Common Stock	2,115	0.4%	2,938	0.5%
Subordinated debt with warrants	—	—	448	0.1%

	$581,301	100.0%	$529,972	100.0%

A summary of the company’s investment portfolio at value by geographic location is as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

United States	$537,470	92.5%	$512,724	96.8%
Canada	21,210	3.6%	15,001	2.8%
Israel	19,621	3.4%	2,247	0.4%
Netherlands	3,000	0.5%

	$581,301	100.0%	$529,972	100.0%

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

The largest companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For years ended December 31, 2008 and 2007, our ten largest portfolio companies represented approximately 33.6% and 33.7% of the total fair value of our investments, respectively. At December 31, 2008 and 2007, we had six and three investments, respectively, that represented 5% or more of the net assets. At December 31, 2008, we had six equity investments representing approximately 43.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments. At December 31, 2007, we had five equity investments which represented approximately 50% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

At December 31, 2008, we had investments in three portfolio companies deemed to be Affiliates. Income derived from these investments was less than $280,000 since these investments became Affiliates. No realized gains or losses related to Affiliates were recognized during the years end December 31, 2008, 2007 or 2006. We recognized depreciation of approximately $4.4 million and $1.7 million on Affiliate investments in 2008 and 2007, respectively.

The following table shows the fair value of our portfolio by industry sector at December 31, 2008 and December 31, 2007 (excluding unearned income):

	December 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$118,133	20.3%	$114,014	21.5%
Software	80,885	13.9%	38,963	7.4%
Drug discovery	70,320	12.1%	95,294	18.0%
Information services	63,533	10.9%	58,464	11.0%
Electronics & computer hardware	40,481	7.0%	50,953	9.6%
Specialty pharmaceuticals	29,870	5.1%	45,646	8.6%
Biotechnology tools	29,124	5.0%	9,714	1.8%
Consumer & business products	25,250	4.3%	2,817	0.5%
Drug delivery	24,952	4.3%	22,725	4.3%
Internet consumer & business services	19,759	3.4%	16,918	3.2%
Semiconductors	17,766	3.1%	25,501	4.8%
Media/Content/Information	17,667	3.1%	7,193	1.4%
Therapeutic	15,661	2.7%	12,853	2.4%
Diagnostic	13,494	2.3%	2,316	0.5%
Surgical Devices	10,013	1.7%	16,821	3.2%
Energy	4,393	0.8%	7,016	1.3%
Advanced Specialty Materials & Chemicals	—	—	2,764	0.5%

	$581,301	100.0%	$529,972	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of returns on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2008 and December 31, 2007:

	December 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$22,293	4.1%	$27,678	5.7%
2	326,106	60.4	341,598	70.9
3	159,980	29.6	103,380	21.4
4	29,460	5.5	9,467	2.0
5	2,215	0.4	—	—

	$540,054	100.00%	$482,123	100.00%

As of December 31, 2008, our investments had a weighted average investment grading of 2.39 as compared to 2.20 at December 31, 2007. We intend for our shift in focus to expansion- and established-stage companies, to assist us in maintaining our portfolio credit quality despite current market volatility. However, there is no guarantee that this strategy will be successful. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. Risk ratings are used by us to indicate companies requiring clear monitoring and are not generally indicative of loan valuation. At December 31, 2008, 19 portfolio companies were graded 3 and 5 portfolio companies were graded 4, as compared to 15 and 3 portfolio companies, respectively, at December 31, 2007. At December 31, 2008, 5 portfolio companies were graded 5, no portfolio company was graded 5 at December 31, 2007.

The effective yield on our debt investments during the year was 13.5% and was attributed in part to interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan obligations was approximately 12.87% at December 31, 2008, increased slightly compared to 12.70% at December 31, 2007, attributed to increased investments to both expansion and established-stage companies and asset based financing offered to more mature middle market companies. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from prime to 17% as of December 31, 2008. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At December 31, 2008, approximately 65% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 1% of our portfolio company loan was secured by a second priority security in all of the assets of the portfolio company and 34% of our portfolio company loans were prohibited from pledging or encumbering their intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in structured debt with warrants also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of December 31, 2008, we have received warrants in connection with the majority of our debt investments in each portfolio company, and have realized gains on eighteen warrant positions since inception. We currently hold warrants in 92 portfolio companies, with a fair value of approximately $17.9 million included in the investment portfolio of $581.3 million. The fair value of the warrant portfolio has decreased by 17.1% as compared to the fair value of $21.6 million at December 31, 2007. The decline in value is primarily attributed to the valuation adjustments required under FAS 157 related to the general deterioration in the financial market in the second half of 2008. These warrant holdings would allow us to invest approximately $55.0 million if such warrants are exercised. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of periods ended December 31, 2008 and 2007

Operating Income

Interest income totaled approximately $67.3 million and $48.8 million for 2008 and 2007, respectively. The increase in interest income was directly related to increases in origination activity as net investments at fair value grew by $57.9 million during 2008. In 2008 and 2007, interest income included approximately $4.3 million and $1.8 million of income from accrued exit fees. Income from commitment, facility and loan related fees totaled approximately $8.6 million and $5.1 million for 2008 and 2007, respectively. At December 31, 2008 and 2007, we had approximately $6.9 million and $6.6 million of deferred income related to commitment and facility fees, respectively.

Operating Expenses

Operating expenses totaled approximately $35.9 million and $21.4 million during 2008 and 2007, respectively. Operating expenses for the years ended December 31, 2008 and 2007 included interest expense, loan fees and unused commitment fees of approximately $15.8 million and $5.7 million, respectively. The 177.2% increase in interest expense was primarily due to a higher average debt balance of $196.9 million in 2008 as compared to $66.3 million in 2007. The weighted average cost of debt was approximately 8% at December 31, 2008 as compared to 6.5% at December 31, 2007. The increase was primarily due to higher interest rates and fees under our Credit Facility after the loan was amended in May 2008 and as we entered into the amortization period on October 31, 2008. Employee compensation and benefits were approximately $11.6 million and $9.1 million during 2008 and 2007, respectively. The increase in employee compensation and benefits is due to increased number of employees from 38 to 45 and salary increases at the beginning of the year. General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses totaling $6.9 million and $5.4 million in 2008 and 2007 respectively. We incurred approximately $1.6 million of stock-based compensation expense in 2008 as compared to $1.1 million in 2007 due to additional option and restricted stock grants made in 2008. We anticipate that operating expenses will decrease over the next twelve months as we continue to incur lower interest expense on lower average outstanding debt balances, reduce the number of our employees and general operating expenses needed to support our investment portfolio as we slow our business activity and adjust to the current liquidity constriction in the financial markets. We anticipate the reduction in workforce by 5 employees that occured in January 2009 is expected to reduce compensation expense by approximately $800,000 in 2009.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2008 totaled $40.0 million as compared with a net investment income before income tax expense in 2007 of approximately $32.5 million. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

In 2008, we generated realized gains totaling approximately $6.9 million from the sale of common stock of two software, two drug discovery, one advanced specialty materials & chemicals, one therapeutic, one diagnostic, one communications & networking and one computer hardware portfolio companies. We recognized realized losses in 2008 of approximately $4.3 million on the disposition of investments in ten portfolio companies. We recognized realized gains of approximately $3.6 million during the year ended December 31, 2007 from seven portfolio companies. We recognized realized losses in 2007 of approximately $800,000 on the disposition of warrants of six portfolio companies. A summary of realized and unrealized gains and losses for the years end December 31, 2008 and 2007 is as follows:

(in millions)	December 31, 2008	December 31, 2007
Realized gains	$6.9	$3.6
Realized losses	(4.3)	(0.8)

Net realized gains	$2.6	$2.8

For the year ended December 31, 2008, net unrealized investment depreciation totaled approximately $21.4 million and for the year ended December 31, 2007, net unrealized appreciation totaled approximately $7.3 million. The year to year decrease primarily reflects the impact in the general decline in the financial market in the second half of 2008. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. As of December 31, 2008, the net unrealized investment appreciation recognized by the company was reduced by approximately $143,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under “Borrowings” of this Item 7. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2008 and 2007:

	December 31, 2008		December 31, 2007
($ in millions)	Companies	Amount	Companies	Amount
Gross unrealized appreciation on portfolio investments	31	$6.1	59	$17.7
Gross unrealized depreciation on portfolio investments	65	(25.2)	25	(9.4)
Reversal of prior period net unrealized appreciation upon a realization		(2.4)		(0.3)
Citigroup Warrant Participation		0.1		(0.7)

Net unrealized appreciation/(depreciation) on portfolio investments		$(21.4)		$7.3

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

Through December 31, 2005 we were taxed under Subchapter C of the Code. We elected to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise taxes to the extent we make the requisite distributions to stockholders. At December 31, 2008, we elected to pay an excise tax of approximately $203,000 on approximately $5.0 million of undistributed earnings from operations and capital gains that we intend to distribute in 2009. See “Item 1. Business—Certain United States Federal Income Tax Considerations.” Of the dividends declared during the year ended December 31, 2008, $1.23 comprised ordinary income and $0.09 comprised long-term capital gains. All of the dividends declared during the year ended December 31, 2007 were comprised of ordinary income.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2008 net income totaled approximately $21.0 million compared to net income of approximately $42.4 million for the period ended December 31, 2007. These changes are made up of the items previously described.

Basic and fully diluted net income per share were both $0.64, for the year ended December 31, 2008, compared to basic net income per share of $1.50 and fully diluted net income per share of $1.49 for the year ended December 31, 2007.

Comparison of periods ended December 31, 2007 and 2006

Operating Income

Interest income totaled approximately $48.8 million and $26.3 million for 2007 and 2006, respectively. In 2007 and 2006, interest income included approximately $1.8 million and $713,000 of income from accrued exit fees, respectively. Income from commitment and facility fees totaled approximately $5.1 million and $3.2 million for 2007 and 2006, respectively. The increase in both interest and fee income was directly related to increases in origination activity, as net loan investments at fair value grew by $215.4 million by the end of 2007. At December 31, 2007 and 2006, we had approximately $6.6 million and $3.4 million of deferred income related to commitment and facility fees.

Operating Expenses

Operating expenses totaled approximately $21.4 million and $18.4 million during 2007 and 2006, respectively. Operating expenses for 2007 and 2006 included interest expense, loan fees and unused commitment fees of approximately $5.7 million and $6.6 million, respectively. The decrease in interest expense was due to a lower average debt balance of $66.3 million in 2007, as compared to $70.7 million in 2006. Employee compensation and benefits were approximately $9.1 million and $5.8 million during 2007 and 2006, respectively. The increase in employee compensation and benefits is due to an increased number of employees from 26 to 238, and bonuses of approximately $3.7 million accrued in 2007. General and administrative expenses were $5.4 million for both 2007 and 2006. In addition, we incurred approximately $1.1 million of stock-based compensation expense in 2007 as compared to $618,000 in 2006. The increase in stock-based compensation expense was due to the additional stock option grants made in 2007.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2007 totaled $32.5 million as compared with a net investment income before income tax expense in 2006 of approximately $11.1 million. This change is made up of the items described above.

Net Investment Realized Gains and Losses and Unrealized Appreciation and Depreciation

In 2007, we generated realized gains totaling approximately $3.6 million from the sale of common stock of two communications and networking company, two internet consumer and business services company and three biopharmaceutical companies. We recognized realized losses in 2007 of approximately $800,000 on the disposition of warrants in six portfolio companies. We recognized a realized gain of approximately $3.3 million during the year ended December 31, 2006 from the sale of common stock of one communications and networking company, one internet consumer and business services company and two biopharmaceutical portfolio companies. We recognized realized losses in 2006 of approximately $4.9 million on the disposition of loans to two portfolio companies.

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

Income Taxes

Through December 31, 2005 we were taxed under Subchapter C of the Code. We elected to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise taxes to the extent we make the requisite distributions to stockholders. At December 31, 2007, we elected to pay an excise tax of approximately $139,000 on approximately $4.3 million of undistributed earnings from operations and capital gains that we distributed in 2008.

During 2007, we distributed $1.20 per share to our shareholders, of which 100% was deemed to be a distribution of income and was considered ordinary income to our shareholders in 2007.

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

Financial Condition, Liquidity and Capital Resources

At December 31, 2008, we had approximately $17.2 million in cash and cash equivalents and available borrowing capacity of $50.0 million under our Wells Credit Facility and $9.9 million availability under the SBA program, subject to existing terms and advance rates. Of this amount, $6.5 million requires commitment approval from the SBA and investment of additional regulatory capital of $3.25 million. We primarily invest cash on hand in interest bearing deposit accounts.

As of December 31, 2008, we had approximately $89.6 million outstanding under our Credit Facility. In January we reduced the balance outstanding under the Credit Facility to approximately $70.9 million using proceeds from an early principal repayment by Memory Pharmaceuticals and normal principal received from operations. We intend to repay the outstanding balance due under the Credit Facility by April 30, 2009 using primarily the following sources of capital: capital available from refinancing select current loans; early principal repayments; capital available to us under the Wells Facility; and normal repayments of loans in the Credit Facility’s collateral pool. Although we anticipate being able to pay the outstanding balance under the Credit Facility when due, there can be no assurance that we will be able to do so, which could lead to an event of default. See “Risk Factors.”

For the year ended December 31, 2008, net cash used in operating activities totaled approximately $27.5 million as compared to $201.1 million in 2007. This decrease was due primarily due to principal payments received on our debt investments of $269.9 million offset by $351.9 million used for investments, as compared to $128.7 million of proceeds received in principal payments offset by $368.1 million used for investments in our portfolio companies in 2007. Cash used in investing activities for the year ended December 31, 2008, totaled approximately $612,000 and was primarily used for the purchase of computer equipment, leasehold improvements and office furniture. Net cash provided by financing activities totaled $37.5 million for the year ended December 31, 2008. In 2008, we had borrowings of $72.1 million of SBA debentures, net borrowings of $10.4 million from our Credit Facility; we received approximately $934,000 in net proceeds from the exercise of warrants for our common stock offset by cash dividend payments of $41.9 million and fees of $4.1 million paid on our credit facilities and debenture borrowings.

As of December 31, 2008, net assets totaled $382.5 million, with a net asset value per share of $11.56. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, which we have received shareholder approval to do, existing investors will experience dilution. However, there can be no assurance that these capital resources will be available in the near term given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of December 31, 2008 was approximately 669%, excluding SBA leverage.

As of December 31, 2008, we had $89.6 million outstanding under the Credit Facility, approximately $127.2 million under the SBA program and there were no outstanding borrowings under the Wells Facility. Upon repayment of the amount outstanding under the Credit Facility, the facility’s collateral will be released and available to collateralize the Wells Facility or other financings or borrowings at a later date. As of December 31, 2008, there were $56.1 million of loans in the Wells Facility collateral pools and, based on eligible loans in the pools and existing advance rates, we have access to approximately $21.1 million of borrowing capacity available under the $50.0 million currently available through the Wells Facility. On October 31, 2008 our Credit Facility expired under the normal terms and no future borrowings were available under the facility. All subsequent payments secured from the portfolio companies whose debt is included in the Credit Facility collateral pool are being applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable. During the amortization period, the Company no longer pays a non-use fee on the Credit Facility, although borrowings under the Credit Facility bear interest at a rate per annum equal to Libor plus 6.5% during the amortization period.

In addition, Citigroup has an equity participation right of 10% of the realized gains on certain warrants collateralized under the Credit Facility. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. See Note 3 to the consolidated financial statements for discussion of the participation right.

At December 31, 2008 and December 31, 2007, we had the following borrowing capacity and outstandings:

	December 31, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$89,582	$89,582	$250,000	$79,200
Wells Facility	50,000	—	—	—
SBA Debenture	130,600	127,200	127,200	55,050

Total	$270,182	$216,782	$377,200	$134,250

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. At December 31, 2008 we had a commitment from the SBA permitting us to draw up to $130.6 million from the SBA. The maximum borrowing available from the SBA could be increased to $137.1 million with an additional regulatory capital investment by us of $3.25 million, subject to SBA approval. We submitted a leverage request in March 2009 to increase the commitment to $137.1 million, subject to certain regulatory requirements. At December 31, 2008, we had a net investment of $65.3 million in HT II, and there are investments in 41 companies with a fair value of approximately $170.4 million. Investments held by HT II comprised approximately 29.3% of the fair value of our investments at December 31, 2008. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II is our wholly owned subsidiary.

In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current limit to $150.0 million, the increase of approximately $13.0 million from the previous $137.1 million limit as of December 31, 2008, subject to periodic adjustments by the SBA. The limit may be increased to $225.0 million with the approval of a second SBIC lender license and the additional investment of $37.5 million of regulatory capital. We intend to submit an application for a second license, although there is no assurance that such license will granted. In addition, there is no assurance that we will be able to draw up to the maximum limit available under the SBIC program.

At our Annual Meeting of Stockholders on May 29, 2008, stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below our net asset value per share, subject to Board approval of the offering. If we determine to conduct an offering to raise equity capital at a price below our net asset value, stockholders will experience immediate dilution following the offering. See Item 1A—Risk Factors. We intend to include a similar proposal in our proxy statement for 2009.

Current Market Conditions

The debt and equity capital markets in the United States have been negatively impacted by significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the broadly syndicated market, among other things. These events, along with the deterioration of the housing market, the failure of major financial institutions and the resulting United States Federal government actions have led to worsening general economic conditions, which have materially and adversely impacted the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. Commercial finance companies have previously utilized the securitization market to finance some investment activities and we had intended to use securitization financing. Due to the current dislocation of the securitization market, which we believe may continue for an extended period of time, we and other companies in the commercial finance sector may have to access alternative debt markets in order to grow. The debt capital that will be available may be at a higher cost, and terms and conditions may be less favorable which could negatively affect our financial performance and results. In addition, the prolonged continuation of further deterioration of current market conditions could adversely impact our business.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2008, we had unfunded commitments of approximately $82.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use primarily cashflow from normal and early principal repayments and our Wells Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2008:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	2009	2010	2011	2012	2013	Thereafter
Borrowings(3)	$216,782	$89,582	$—	$—	$—	$—	$127,200
Operating Lease Obligations(4)	4,703	998	991	967	952	795	—

Total	$221,485	$90,580	$991	$967	952	795	$127,200

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Credit Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility at December, 31, 2008.
(4)	Long-term facility leases.

Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, has a securitized credit facility with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250.0 million.

On May 7, 2008, the Company amended and renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the amended agreement, the Company paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% is charged on any unused portion of the facility. The Credit Facility is collateralized by loans from the Company’s investment in portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. On October 31, 2008 the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt is included in the Credit Facility collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable. During the amortization period, the Company no longer pays a non-use fee on the Credit Facility, although borrowings under the Credit Facility bear interest at a rate per annum equal to Libor plus 6.5% during the amortization period. At December 31, 2008, the Company had $89.6 million outstanding under the Credit Facility, and was in compliance with all covenants. Management believes the Credit Facility will be fully repaid by April 30, 2009 through proceeds from normal repayments of loans in the collateral pool, early principal repayments and capital available to us from the Wells Facility.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the year ended December 31, 2008, the Company recorded a reduction of the derivative liability related to this obligation and decreased its unrealized losses by approximately $143,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments was approximately $498,000 at December 31, 2008 and is included in accrued liabilities. Based on the Company’s average borrowings for the year ended December 31, 2008 and December 31, 2007, the amount of expense it recorded for its realized and unrealized gains for the related periods, the additional cost of borrowings as a result of the warrant participation agreement could increase by approximately 0.09% and 1.03%, respectively. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $970,000 under the warrant participation agreement thereby reducing its realized gains by this amount.

As of December 31, 2008, the Company, through its Special Purpose Entity (“SPE”), had transferred pools of loans and warrants with a fair value of approximately $263.4 million to Hercules Funding Trust I and had drawn $89.6 million under the Credit Facility. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for year ended December 31, 2008 and December 31, 2007 was approximately $102.9 million and $52.1 million, respectively, and the average interest rate was approximately 6.88% and 6.56% respectively, excluding facility fees.

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $137.1 million, subject to periodic adjustments by the SBA. With $65.3 million of regulatory capital as of December 31, 2008, HT II has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, of which $127.2 million was outstanding. In February 2009, we invested $3.25 million in regulatory capital and submitted a commitment request to borrow up to $137.1 million. Currently, HT II has paid commitment fees of approximately $1.3 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

The recently enacted American Recovery and Reinvestment Act of 2009 (“Stimulus Bill”) contains provisions to increase the borrowing capacity of participants in the SBIC program. The Stimulus Bill will benefit our SBIC subsidiary, HT II, by providing an estimated additional $23 million of leverage for future investment activities. We estimate that these provisions will increase HT II’s maximum amount of SBIC leverage capacity to $150.0 million from the prior maximum amount of approximately $137.1 million (as adjusted annually based upon changes in the Consumer Price Index). Also included in the new Stimulus Bill is another key provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of $75 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary). Hercules anticipates filing for a potential second SBIC license upon final clarification from the SBA on the application process.

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

Through our wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of December 31, 2008, HT II could draw up to $130.6 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725% and the additional $18.4 million of borrowings made after September 13, 2008 are based on LIBOR plus a spread of 0.30% until the next interest rate set by the SBA occurs in March of 2009. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of our SBA debentures will occur in April 2017.

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Foothill as a lender and as an arranger and administrative agent. The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires on August 25, 2010, unless the option to extend the facility is exercised by the parties to the agreement. To date, we have not added any additional lenders under the Wells Facility but intend to seek to do so when the financial markets reopen.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of

0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. There was no outstanding debt under the Wells Facility at December 31, 2008.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $360 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2008.

Debt financing costs are fees and other direct incremental costs incurred by us in obtaining debt financing and are recognized as prepaid expenses amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. As part of the Credit Facility, at December 31, 2008 and 2007, we had prepaid debt financing costs of approximately $466,000 and $280,000, respectively, net of accumulated amortization. The prepaid debt financing costs incurred by us in connection with the Wells Facility was approximately $814,000, net of accumulated amortization as of December 31, 2008. There were no fees related to the Wells Facility as of December 31, 2007. In addition, as part of the SBA debenture, we had approximately $3.9 million and $2.5 million, net of accumulated amortization, of prepaid commitment and leverage fees as of December 31, 2008 and 2007, respectively.

We plan to aggregate pools of funded loans using the conduits that we may seek until a sufficiently large pool of funded loans is created which can then be securitized at a later date. We expect that any loans included in a securitization facility may be securitized on a non-recourse basis with respect to the credit losses on the loans. The current credit market dislocation has essentially eliminated access to this funding source and there can be no assurance that we will be able to complete this securitization strategy, or that it will be successful if or when the securitization market is reestablished. See “Item 1. Business—Capital Structure.”

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 15, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340

			$3.745

Of the dividends declared during the year ended December 31, 2008, $1.23 comprised ordinary income and $0.09 comprised long-term capital gains. All of the dividends declared during the year ended December 31, 2007 were comprised of ordinary income.

On February 12, 2009, the Board of Directors declared a dividend of $0.32 per share to shareholders of record as of February 23, 2009 and payable on March 30, 2009. In accordance with Revenue Procedure 2009-15 providing temporary guidance regarding certain stock distribution for public traded RICs, our Board of Directors determined that approximately 90% of the dividend would be paid in newly issued shares of our common stock and no more than 10% will be paid in cash. The liquidity provided to us by paying 90% of the dividend in newly issued shares of common stock will assist us in preservation of capital, which we believe is prudent in the current economy. We will continue to review our dividend policy quarterly throughout 2009.

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

Pursuant to Revenue Procedure 2009-15, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If the number of share-holders electing to receive cash would cause cash distributions to be in excess of 10%, then each shareholder electing to receive cash would receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2010.

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax if we do not distribute at least 98% of our capital gain net income for each one year period ending on October 31st. At December 31, 2008 we recorded a provision for excise tax of approximately $203,000 on income and capital gains of approximately $5.0 million to be distributed in 2009. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

Effective in 2009, our Board of Directors adopted a policy to distribute four quarterly distributions in an amount that approximates 90-95% of our taxable income. In addition, at the end of the year we may also pay an additional special dividend, such that we may distribute approximately 98% of our annual taxable income in the year it was earned, instead of spilling over our excess taxable income.

The table below shows the detail of our distributions for the years ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
Ordinary income and long term capital gains	$1.32	100.0%	$1.20	100.0%
Accumulated earnings and profits	—	—	—	—
Return of capital	—	—	—	—

Total	$1.32	100.0%	1.20	100.0%

On February 12, 2009, the Board of Directors declared a dividend of $0.32 per share to shareholders of record as of February 23, 2008 and payable on March 30, 2009. In accordance with the Revenue Procedure 2009-15 released in January 2009, our Board of Directors determined that approximately 90%, or approximately $9.5 million, of the dividend would be paid in newly issued shares of our common stock and no more than 10%, or approximately $1.1 million, would be paid in cash.

The market value per share of common stock used to compute the stock dividend will be the volume weighted average price per share of HTGC’s common stock for the three business day period of March 23, March 24 and March 25, 2009. Because the value of shares to be distributed will be determined subsequent to the filing of our Annual Report on Form 10-K, we do not know the actual number of shares we will issue to satisfy the dividend. Accordingly, we have not reflected these changes in our capital structure retroactively in these financial statements.

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

At December 31, 2008, approximately 96% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

As a business development company, we invest primarily in illiquid securities including debt and equity-related securities of private companies. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation, estimated remaining life, and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were four loans on non-accrual status as of December 31, 2008 with a fair value of approximately $864,000. There was no loan on non-accrual status as of December 31, 2007.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2008 and 2007, approximately $1.0 million and $381,000 in PIK income were recorded respectively. There was no PIK income in 2006.

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

Federal Income Taxes. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98% of our capital gain net income for each 1 year period ending on October 31. At December 31, 2008, we recorded a liability for excise tax of approximately $203,000 on income and capital gains of approximately $5.0 million to be distributed in 2009. At December 31, 2007, we recorded a liability for excise tax of approximately $139,000 on income and capital gains of approximately $4.3 million to be distributed in 2008.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management is currently evaluating the impact on our consolidated financial statements of adopting FSP EITF 03-6-1.

Subsequent Events

Hercules’ portfolio company, Transcept Pharmaceuticals (NASDAQ: TSPT), announced completion of its merger with Novacea, Inc. on February 2, 2009. Hercules received full principal repayment of approximately $2.7 million outstanding to this specialty pharmaceutical company.

Guava Technologies announced on February 2, 2009, that it has entered into an agreement to be acquired by Millipore Corp., a San Francisco Bay Area biotechnology company, for approximately $22.6 million. Hercules received full principal repayment of the loan made to Guava Technologies.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2008, approximately 38% of our portfolio loans were at fixed rates and 62% of our loans were at variable rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten-year treasury every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity.

On May 7, 2008, we amended and renewed our Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million. Under the terms of the agreement, we paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% that is charged on any unused portion of the facility. The Credit Facility expired on October 31, 2008 and are entered the amortization period which expires on April 30, 2009 when all outstanding principal and interest are due and payable. Interest charged during this period is at LIBOR plus a spread of 6.50%. Upon repayment of the amount outstanding under the Credit Facility, the facility’s collateral will be released and available to collateralize the Wells Facility or other financings or borrowings at a later date.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one- time $750,000 structuring fee in connection with the Wells Facility.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hercules Technology Growth Capital, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial and accounting officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Their attestation report on the Company’s internal control over financial reporting appears on Page 76.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Hercules Technology Growth Capital, Inc., including the consolidated schedules of investments, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2008, by correspondence with the custodians. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hercules Technology Growth Capital, Inc. at December 31, 2008 and 2007, the consolidated results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Technology Growth Capital, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Francisco, California

March 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited Hercules Technology Growth Capital, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Technology Growth Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hercules Technology Growth Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments of Hercules Technology Growth Capital, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2008 of Hercules Technology Growth Capital, Inc. and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 9, 2009

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2008	December 31, 2007

Assets
Investments:
Non-affiliate investments (cost of $583,592 and $513,106, respectively)	$579,079	$525,725
Affiliate investments (cost of $8,756 and $6,344, respectively)	2,222	4,247

Total investments, at value (cost of $592,348 and $519,450, respectively)	581,301	529,972
Deferred loan origination revenue	(6,871)	(6,593)
Cash and cash equivalents	17,242	7,856
Interest receivable	8,803	6,387
Other assets	8,197	4,321

Total assets	608,672	541,943

Liabilities
Accounts payable and accrued liabilities	9,432	6,956
Short-term credit facility	89,582	79,200
Long-term SBA debentures	127,200	55,050

Total liabilities	226,214	141,206

Net assets	$382,458	$400,737

Net assets consist of:
Common stock, par value	$33	$33
Capital in excess of par value	398,083	393,530
Deferred stock compensation	(2,323)	(78)
Unrealized appreciation on investments	(11,297)	10,129
Accumulated realized gains on investments	3,906	819
Distributions in excess of investment income	(5,944)	(3,696)

Total net assets	$382,458	$400,737

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	33,096	32,541

Net asset value per share	$11.56	$12.31

See Notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.64%)*(4)	Drug Discovery	Senior Debt Matures January 2010 Interest rate 10.25%	$1,753	$1,728	$1,728
		Preferred Stock Warrants		69	596
		Preferred Stock Warrants		35	116
Acceleron Pharmaceuticals, Inc. (0.35%)		Preferred Stock		1,243	1,354

Total Acceleron Pharmaceuticals, Inc.				3,075	3,794
Aveo Pharmaceuticals, Inc. (3.99%)(4)	Drug Discovery	Senior Debt Matures November 2011 Interest rate 11.13%	$15,000	14,904	14,904
		Preferred Stock Warrants		190	257
		Preferred Stock Warrants		104	83
		Preferred Stock Warrants		24	28

Total Aveo Pharmaceuticals, Inc.				15,222	15,272
Elixir Pharmaceuticals, Inc. (2.91%)(4)	Drug Discovery	Senior Debt Matures December 2010 Interest rate Prime + 4.50%	$11,000	11,000	11,000
		Preferred Stock Warrants		217	116

Total Elixir Pharmaceuticals, Inc.				11,217	11,116
EpiCept Corporation (0.33%)(4)	Drug Discovery	Senior Debt Matures April 2009 Interest rate 15.00%	$8	8	8
		Common Stock Warrants		161	992
		Common Stock Warrants		40	250

Total EpiCept Corporation				209	1,250
Horizon Therapeutics, Inc. (1.92%)(4)	Drug Discovery	Senior Debt Matures July 2011 Interest rate Prime + 1.50%	$7,200	7,042	7,042
		Preferred Stock Warrants		231	281

Total Horizon Therapeutics, Inc.				7,273	7,323

Inotek Pharmaceuticals Corp. (0.30%)	Drug Discovery	Preferred Stock		1,500	1,144

Total Inotek Pharmaceuticals Corp.				1,500	1,144

Memory Pharmaceuticals Corp. (2.87%)(4)	Drug Discovery	Senior Debt Matures December 2010 Interest rate 11.45%	$11,879	10,979	10,979
		Common Stock Warrants		1,751	—

Total Memory Pharmaceuticals Corp.				12,730	10,979

Merrimack Pharmaceuticals, Inc. (0.19%)(4)	Drug Discovery	Preferred Stock Warrants		155	743
Merrimack Pharmaceuticals, Inc. (0.68%)		Preferred Stock		2,000	2,610

Total Merrimack Pharmaceuticals, Inc.				2,155	3,353

Paratek Pharmaceuticals, Inc. (0.04%)(4)	Drug Discovery	Preferred Stock Warrants		137	164
Paratek Pharmaceuticals, Inc. (0.24%)		Preferred Stock		1,000	926

Total Paratek Pharmaceuticals, Inc.				1,137	1,090
Portola Pharmaceuticals, Inc. (3.14%)(4)	Drug Discovery	Senior Debt Matures September 2011 Interest rate Prime + 2.16%	$11,668	11,600	11,600
		Preferred Stock Warrants		152	399

Total Portola Pharmaceuticals, Inc.				11,752	11,999

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Recoly, N.V. (0.79%)(6)	Drug Discovery	Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$3,000	$3,000	$3,000

Total Recoly, N.V.				3,000	3,000

Total Drug Discovery (18.39%)				69,270	70,320

Affinity Videonet, Inc. (1.70%)(4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 4.50%	$4,000	3,942	3,942
		Senior Debt Matures June 2012 Interest rate Prime + 5.50%	$2,000	2,000	2,000
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 3.50%	$500	500	500
		Preferred Stock Warrants		75	57

Total Affinity Videonet, Inc.				6,517	6,499

E-band Communications, Inc. (0.24%)(7)	Communications & Networking	Preferred Stock		2,000	904

Total E-Band Communications, Inc.				2,000	904

IKANO Communications, Inc. (3.22%)(4)	Communications & Networking	Senior Debt Matures April 2011 Interest rate 11.00%	$11,946	11,946	11,946
		Preferred Stock Warrants		45	147
		Preferred Stock Warrants		73	221

Total IKANO Communications, Inc.				12,064	12,314

Kadoink, Inc. (0.50%)(4)	Communications & Networking	Senior Debt Matures April 2011 Interest rate Prime + 2.00%	$1,879	1,832	1,832
		Preferred Stock Warrants		73	72
Kadoink, Inc. (0.07%)		Preferred Stock		250	250

Total Kadoink, Inc.				2,155	2,154

Neonova Holding Company (2.35%)	Communications & Networking	Senior Debt Matures September 2012 Interest rate Prime + 3.25%	$9,000	8,931	8,931
		Preferred Stock Warrants		94	66
Neonova Holding Company (0.06%)		Preferred Stock		250	224

Total Neonova Holding Company				9,275	9,221

Peerless Network, Inc. (0.34%)(5)(7)	Communications & Networking	Senior Debt Matures June 2011 Interest rate Prime + 3.25%	$1,378	1,318	1,318
		Preferred Stock Warrants		95	—
Peerless Network, Inc. (0.00%)		Preferred Stock		1,000	—

Total Peerless Network, Inc.				2,413	1,318

Ping Identity Corporation (0.00%)(4)	Communications & Networking	Preferred Stock Warrants		52	2

Total Ping Identity Corporation				52	2

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Purcell Systems, Inc. (2.55%)	Communications & Networking	Senior Debt Matures June 2010 Interest rate Prime + 3.50%	$1,659	$1,601	$1,601
		Revolving Line of Credit Matures July 2009 Interest rate Prime + 2.75%	$6,000	6,000	6,000
		Senior Debt Matures July 2011 Interest rate Prime + 3.50%	$1,600	1,600	1,600
		Preferred Stock Warrants		123	538

Total Purcell Systems, Inc.				9,324	9,739

Rivulet Communications, Inc. (0.51%)(5)	Communications & Networking	Senior Debt Matures April 2010 Interest rate 10.50%	$1,982	1,960	1,960
		Preferred Stock Warrants		50	—
Rivulet Communications, Inc. (0.00%)		Preferred Stock		250	4

Total Rivulet Communications, Inc.				2,260	1,964

Seven Networks, Inc. (2.64%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 6.00%	$6,941	6,875	6,875
		Revolving Line of Credit Matures September 2009 Interest rate Prime + 5.00%	$3,000	3,000	3,000
		Preferred Stock Warrants		174	208

Total Seven Networks, Inc.				10,049	10,083

Stoke, Inc. (0.71%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$574	545	545
		Senior Debt Matures August 2010 Interest rate 10.05%	$1,144	1,144	1,144
		Senior Debt Matures August 2010 Interest rate 7.30%	$946	946	946
		Preferred Stock Warrants		53	91

Total Stoke, Inc.				2,688	2,726

Tectura Corporation (6.54%)(4)	Communications & Networking	Senior Debt Matures April 2012 Interest rate LIBOR + 6.90%	$7,232	7,439	7,439
		Revolving Line of Credit Matures April 2009 Interest rate LIBOR + 6.35%	$12,000	12,000	12,000
		Revolving Line of Credit Matures March 2009 Interest rate LIBOR + 7.50%	$5,507	5,507	5,507
		Preferred Stock Warrants		51	77

Total Tectura Corporation				24,997	25,023

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Wireless Channels, Inc. (3.04%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 4.25%	$10,000	$10,384	$10,384
		Senior Debt Matures August 2010 Interest rate Prime + 0.50%	$895	895	895
		Preferred Stock Warrants		155	344

Total Wireless Channels, Inc.				11,434	11,623

Zayo Bandwidth, Inc. (6.42%)	Communications & Networking	Senior Debt Matures November 2013 Interest rate Libor + 5.25%	$25,000	25,000	24,563

Total Zayo Bandwith, Inc.				25,000	24,563

Total Communications & Networking (30.89%)				120,228	118,133

Atrenta, Inc. (2.36%)(5)	Software	Senior Debt Matures January 2010 Interest rate 11.50%	$2,789	2,742	2,742
		Revolving Line of Credit Matures October 2009 Interest rate Prime + 2.00%	$6,000	6,000	6,000
		Preferred Stock Warrants		103	176
		Preferred Stock Warrants		34	58
		Preferred Stock Warrants		71	43
Atrenta, Inc. (0.05%)		Preferred Stock		250	197

Total Atrenta, Inc.				9,200	9,216

Blurb, Inc. (1.76%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$1,414	1,405	1,405
		Senior Debt Matures June 2011 Interest rate Prime + 3.50%	$5,000	4,701	4,701
		Preferred Stock Warrants		25	350
		Preferred Stock Warrants		299	276

Total Blurb, Inc.				6,430	6,732

Braxton Technologies, LLC. (2.64%)(5)	Software	Senior Debt Matures July 2012 Interest rate Libor + 7.25%	$10,000	9,916	9,916
		Preferred Stock Warrants		188	172

Total Braxton Technologies, LLC.				10,104	10,088

Bullhorn, Inc. (0.26%)	Software	Senior Debt Matures November 2010 Interest rate Prime + 3.75%	$782	760	760
		Preferred Stock Warrants		43	222

Total Bullhorn, Inc.				803	982

Cittio, Inc. (0.19%)	Software	Senior Debt Matures May 2010 Interest rate 11.00%	$731	720	720
		Preferred Stock Warrants		53	—

Total Cittio, Inc.				773	720

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Clickfox, Inc. (0.65%)	Software	Senior Debt Matures September 2011 Interest rate 10.25%	$2,500	$2,357	$2,357
		Preferred Stock Warrants		163	131

Total Clickfox, Inc.				2,520	2,488
Forescout Technologies, Inc. (0.40%)(4)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$906	892	892
		Revolving Line of Credit Matures March 2009 Interest rate Prime + 2.25%	$500	500	500
		Preferred Stock Warrants		99	130

Total Forescout Technologies, Inc.				1,491	1,522

GameLogic, Inc. (0.00%)(4)	Software	Preferred Stock Warrants		92	3

Total GameLogic, Inc.				92	3

Gomez, Inc. (0.22%)(4)	Software	Preferred Stock Warrants		35	833

Total Gomez, Inc.				35	833
HighJump Acquisition, LLC. (3.92%)(4)	Software	Senior Debt Matures May 2013 Interest rate Prime + 7.50%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc. (0.02%)(4)	Software	Preferred Stock Warrants		44	59

Total HighRoads, Inc.				44	59
Infologix, Inc. (5.49%)(4)	Software	Senior Debt Matures May 2012 Interest rate Prime + 8.75%	$12,000	12,007	12,007
		Revolving Line of Credit Matures November 2009 Interest rate Prime + 6.75%	$9,000	9,000	9,000

Total Infologix, Inc.				21,007	21,007
Intelliden, Inc. (0.37%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$1,399	1,394	1,394
		Preferred Stock Warrants		18	38

Total Intelliden, Inc.				1,412	1,432

Oatsystems, Inc. (0.00%)(4)	Software	Preferred Stock Warrants		67	—

Total Oatsystems, Inc.				67	—
Proficiency, Inc. (0.00%)(6)(7)(8)	Software	Senior Debt Matures August 2012 Interest rate 8.00%	$1,500	1,497	—
		Preferred Stock Warrants		97	—
Proficiency, Inc. (0.00%)		Preferred Stock		2,750	—

Total Proficiency, Inc.				4,344	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
PSS Systems, Inc. (0.65%)(4)	Software	Senior Debt Matures May 2010 Interest rate 11.48%	$2,423	$2,403	$2,403
		Preferred Stock Warrants		51	96

Total PSS Systems, Inc.				2,454	2,499
Rockyou, Inc. (0.72%)(4)	Software	Senior Debt Matures May 2011 Interest rate Prime + 2.50%	$2,750	2,674	2,674
		Preferred Stock Warrants		117	66

Total Rockyou, Inc.				2,791	2,740
Savvion, Inc. (1.42%)(4)	Software	Senior Debt Matures April 2009 Interest rate Prime + 3.45%	$331	279	279
		Revolving Line of Credit Matures March 2009 Interest rate Prime + 4.45%	$3,366	3,366	3,366
		Revolving Line of Credit Matures March 2009 Interest rate Prime + 3.00%	$1,619	1,619	1,619
		Preferred Stock Warrants		53	168

Total Savvion, Inc.				5,317	5,432

Sportvision, Inc. (0.02%)(4)	Software	Preferred Stock Warrants		39	91

Total Sportvision, Inc.				39	91

WildTangent, Inc. (0.01%)	Software	Preferred Stock Warrants		238	41

Total WildTangent, Inc.				238	41

Total Software (21.15%)				84,161	80,885

Luminus Devices, Inc. (3.08%)(4)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 12.875%	$11,792	11,514	11,514
		Preferred Stock Warrants		183	50
		Preferred Stock Warrants		84	25
		Preferred Stock Warrants		334	189

Total Luminus Devices, Inc.				12,115	11,778
Maxvision Holding, LLC. (2.71%)(4)	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,000	5,000
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$5,167	5,363	5,363
Maxvision Holding, LLC. (0.07%)(4)		Common Stock		81	268

Total Maxvision Holding, LLC				10,444	10,631
Shocking Technologies, Inc. (0.94%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 9.75%	$225	192	192
		Senior Debt Matures December 2010 Interest rate 7.50%	$3,365	3,365	3,365
		Preferred Stock Warrants		63	55

Total Shocking Technologies, Inc.				3,620	3,612

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
SiCortex, Inc. (1.83%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 10.95%	$7,364	$7,274	$6,774
		Preferred Stock Warrants		164	216

Total SiCortex, Inc.				7,438	6,990

Spatial Photonics, Inc. (0.97%)(4)	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$3,216	3,146	3,146
		Senior Debt Mature April 2011 Interest rate 9.217%	$321	321	321
		Preferred Stock Warrants		131	251
Spatial Photonics, Inc. (0.13%)		Preferred Stock		500	500

Total Spatial Photonics Inc.				4,098	4,218

VeriWave, Inc. (0.85%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$2,549	2,507	2,507
		Revolving Line of Credit Matures September 2009 Interest rate Prime + 4.50%	$630	630	630
		Preferred Stock Warrants		54	76
		Preferred Stock Warrants		46	38

Total VeriWave, Inc.				3,237	3,251

Total Electronics & Computer Hardware (10.58%)				40,952	40,480

Aegerion Pharmaceuticals, Inc. (2.08%)(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50%	$7,525	7,525	7,525
		Covertible Senior Debt Matures December 2009 Interest rate Prime + 2.50%	$178	178	178
		Preferred Stock Warrants		69	272
Aegerion Pharmaceuticals, Inc. (0.26%)(4)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				8,772	8,975
Panacos Pharmaceuticals, Inc. (0.00%)(4)	Specialty Pharmaceuticals	Common Stock Warrants		877	11
Panacos Pharmaceuticals, Inc. (0.01%)		Common Stock		410	28

Total Panacos Pharmaceuticals, Inc.				1,287	39

Quatrx Pharmaceuticals Company (5.26%)(4)	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime +4.85%	$20,000	19,761	19,761
		Covertible Senior Debt Matures May 2009 Interest rate Prime + 2.50%	$82	82	82
		Preferred Stock Warrants		220	143
		Preferred Stock Warrants		308	120
Quatrx Pharmaceuticals Company (0.20%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				21,121	20,856

Total Specialty Pharmaceuticals (7.81%)				31,180	29,870

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Annie’s, Inc. (1.59%)	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50%	$6,000	$5,824	$5,824
		Preferred Stock Warrants		321	273

Total Annie’s, Inc.				6,145	6,097
IPA Holdings, LLC. (4.50%)(4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 3.50%	$10,000	10,000	10,000
		Senior Debt Matures May 2013 Interest rate Prime + 6.00%	$6,500	6,590	6,590
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 2.50%	$600	600	600
IPA Holding, LLC.(0.12%)		Common Stock		500	447

Total IPA Holding, LLC.				17,690	17,637
Market Force Information, Inc. (0.01%)(4)	Consumer & Business Products	Preferred Stock Warrants		24	40
Market Force Information, Inc. (0.07%)		Preferred Stock		500	274

Total Market Force Information, Inc.				524	314
OnTech Operations, Inc. (0.01%)(8)	Consumer & Business Products	Revolving Line of Credit Matures June 2009 Interest rate Prime + 5.625%	$54	54	54
		Preferred Stock Warrants		453	—
		Preferred Stock Warrants		218	—
OnTech Operations, Inc. (0.00%)		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,725	54

Wageworks, Inc. (0.23%)(4)	Consumer & Business Products	Preferred Stock Warrants		252	881
Wageworks, Inc. (0.07%)		Preferred Stock		250	266

Total Wageworks, Inc.				502	1,147

Total Consumer & Business Products (6.60%)				26,586	25,249

Custom One Design, Inc. (0.14%)(8)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$775	765	523
		Common Stock Warrants		18	—

Total Custom One Design, Inc.				783	523
Enpirion, Inc. (1.97%)	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 4.00%	$7,500	7,389	7,389
		Preferred Stock Warrants		157	136

Total Enpirion, Inc.				7,546	7,525

iWatt Inc. (0.07%)(4)	Semiconductors	Preferred Stock Warrants		46	28
		Preferred Stock Warrants		51	13
		Preferred Stock Warrants		73	13
		Preferred Stock Warrants		458	222
iWatt Inc. (0.25%)		Preferred Stock		490	961

Total iWatt Inc.				1,118	1,237

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NEXX Systems, Inc. (2.03%)(4)	Semiconductors	Senior Debt Matures March 2010 Interest rate Prime + 3.50%	$2,659	$2,593	$2,593
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.00%	$4,605	4,605	4,605
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 5.00%	$395	395	395
		Preferred Stock Warrants		165	182

Total NEXX Systems, Inc.				7,758	7,775
Quartics, Inc. (0.08%)(4)(8)	Semiconductors	Senior Debt Matures August 2010 Interest rate 8.80%	$629	601	286
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				654	286

Solarflare Communications, Inc. (0.11%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$464	420	420
		Preferred Stock Warrants		83	—
Solarflare Communications, Inc. (0.00%)		Preferred Stock		641	—

Total Solarflare Communications, Inc.				1,144	420

Total Semiconductors (4.65%)				19,003	17,766

Labopharm, Inc. (5.55%)(4)(6)	Drug Delivery	Senior Debt Matures December 2011 Interest rate 10.95%	$20,000	19,582	19,582
		Common Stock Warrants		458	1,206
		Common Stock Warrants		143	422

Total Labopharm USA, Inc.				20,183	21,210
Transcept Pharmaceuticals, Inc. (0.90%)(5)	Drug Delivery	Senior Debt Matures October 2009 Interest rate 10.69%	$3,353	3,334	3,334
		Preferred Stock Warrants		35	46
		Preferred Stock Warrants		51	75
Transcept Pharmaceuticals, Inc. (0.07%)(4)		Preferred Stock		500	287

Total Transcept Pharmaceuticals, Inc.				3,920	3,742

Total Drug Delivery (6.52%)				24,103	24,952

BARRX Medical, Inc.(0.86%)(4)	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$3,333	3,270	3,270
		Preferred Stock Warrants		63	41
BARRX Medical, Inc. (0.36%)		Preferred Stock		1,500	1,388

Total BARRX Medical, Inc.				4,833	4,699

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
EKOS Corporation (1.29%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$5,000	$4,846	$4,846
		Preferred Stock Warrants		175	51
		Preferred Stock Warrants		153	25

Total EKOS Corporation				5,174	4,922

Gelesis, Inc. (0.39%)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 5.65%	$1,500	1,477	1,477
		Preferred Stock Warrants		27	27

Total Gelesis, Inc.				1,504	1,504

Gynesonics, Inc. (0.02%)(4)	Therapeutic	Preferred Stock Warrants		18	92
Gynesonics, Inc. (0.08%)		Preferred Stock		250	304

Total Gynesonics, Inc.				268	396

Light Science Oncology, Inc. (0.01%)	Therapeutic	Preferred Stock Warrants		98	26

Total Light Science Oncology, Inc.				98	26

Novasys Medical, Inc. (0.96%)(4)	Therapeutic	Senior Debt Matures February 2010 Interest rate 9.70%	$3,607	3,588	3,588
		Preferred Stock Warrants		71	56
		Preferred Stock Warrants		54	25
Novasys Medical, Inc.(0.12%)		Preferred Stock		555	444

Total Novasys Medical, Inc.				4,268	4,113

Power Medical Interventions, Inc. (0.00%)	Therapeutic	Common Stock Warrants		21	1

Total Power Medical Interventions, Inc.				21	1

Total Therapeutic (4.09%)				16,166	15,661

Cozi Group, Inc. (0.04%)	Internet Consumer & Business Services	Preferred Stock Warrants		147	150
Cozi Group, Inc. (0.06%)		Preferred Stock		177	225

Total Cozi Group, Inc.				324	375

Invoke Solutions, Inc. (0.29%)(4)	Internet Consumer & Business Services	Senior Debt Matures November 2009 Interest rate Prime + 3.75%	$983	990	990
		Preferred Stock Warrants		56	101
		Preferred Stock Warrants		26	23

Total Invoke Solutions, Inc.				1,072	1,114

Prism Education Group Inc. (0.42%)	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$1,516	1,492	1,492
		Preferred Stock Warrants		43	115

Total Prism Education Group Inc.				1,535	1,607

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
RazorGator Interactive Group, Inc. (0.94%)(5)	Internet Consumer & Business Services	Revolving Line of Credit Matures January 2009 Interest rate Prime + 1.80%	$3,000	$3,000	$3,000
		Preferred Stock Warrants		13	562
		Preferred Stock Warrants		29	42
RazorGator Interactive Group, Inc. (0.45%)		Preferred Stock		1,000	1,708

Total RazorGator Interactive Group, Inc.				4,042	5,312

Serious USA, Inc. (0.36%)	Internet Consumer & Business Services	Senior Debt Matures February 2011 Interest rate Prime + 7.00%	$2,906	2,851	1,351
		Preferred Stock Warrants		93	—

Total Serious USA, Inc.				2,944	1,351

Spa Chakra, Inc. (2.61%)	Internet Consumer & Business Services	Senior Debt Matures June 2010 Interest rate 14.45%%	$10,000	10,000	10,000

Total Spa Chakra, Inc.				10,000	10,000

Total Internet Consumer & Business Services (5.17%)				19,917	19,759

Lilliputian Systems, Inc. (1.15%)(4)	Energy	Senior Debt Matures March 2010 Interest rate Prime + 6.00%	$4,324	4,204	4,204
		Preferred Stock Warrants		155	190

Total Lilliputian Systems, Inc.				4,359	4,394

Total Energy (1.15%)				4,359	4,394

Active Response Group, Inc. (2.58%)(4)	Information Services	Senior Debt Matures March 2012 Interest rate LIBOR + 6.55%	$6,905	6,863	6,863
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 14.00%	$3,000	3,000	3,000
		Common Stock Warrants		92	11
		Preferred Stock Warrants		46	11
Active Response Group, Inc. (0.03%)(4)		Common Stock		105	105

Total Active Response Group, Inc.				10,106	9,990

Box.net, Inc. (0.37%)	Information Services	Senior Debt Matures June 2011 Interest rate Prime + 1.50%	$1,000	950	950
		Senior Debt Matures September 2011 Interest rate Prime + 0.50%	$400	400	400
		Preferred Stock Warrants		73	48

Total Box.net, Inc.				1,423	1,398

Buzznet, Inc. (0.00%)	Information Services	Preferred Stock Warrants		9	—
Buzznet, Inc. (0.06%)		Preferred Stock		250	224

Total Buzznet, Inc.				259	224

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
hi5 Networkss, Inc. (2.21%)	Information Services	Senior Debt Matures December 2010 Interest rate Prime + 2.5%	$3,000	$3,000	$3,000
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$5,496	5,363	5,363
		Preferred Stock Warrants		213	75

Total hi5 Networks, Inc.				8,576	8,438

Jab Wireless, Inc. (3.94%)(4)	Information Services	Senior Debt Matures November 2012 Interest rate Prime + 6.50%	$15,000	14,822	14,822
		Preferred Stock Warrants		264	246

Total Jab Wireless, Inc.				15,086	15,068

Solutionary, Inc. (1.68%)(4)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$4,599	4,809	4,809
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,500	1,500	1,500
		Preferred Stock Warrants		94	125
		Preferred Stock Warrants		2	3
Solutionary, Inc. (0.04%)		Preferred Stock		250	162

Total Solutionary, Inc.				6,655	6,599

The Generation Networks, Inc. (1.52%)(4)	Information Services	Senior Debt Matures December 2012 Interest rate 7.42%	$5,930	5,930	5,826
The Generation Networks, Inc. (0.12%)		Common stock		500	471

Total The Generation Networks, Inc.				6,430	6,297

Visto Corporation		Common Stock		603	603

Total Visto Corporation (0.16%)				603	603

Wallop Technologies, Inc. (0.03%)	Information Services	Senior Debt Matures April 2010 Interest rate 10.00%	$134	131	131
		Preferred Stock Warrants		7	—

Total Wallop Technologies, Inc.				138	131

Zeta Interactive Corporation (3.74%)(4)	Information Services	Senior Debt Matures November 2011 Interest rate Prime +2.00%	$6,164	6,063	6,063
		Senior Debt Matures November 2011 Interest rate Prime +3.00%	$8,000	8,000	8,000
		Preferred Stock Warrants		172	222
Zeta Interactive Corporation (0.13%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				14,735	14,785

Total Information Services (16.61%)				64,011	63,533

Novadaq Technologies, Inc. (0.05%)	Diagnostic	Common Stock		1,626	193

Total Novadaq Technologies, Inc.				1,626	193

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Optiscan Biomedical, Corp. (2.69%)(4)	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$10,000	$9,518	$9,518
		Preferred Stock Warrants		760	783
Optiscan Biomedical, Corp. (0.79%)		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				13,278	13,301

Total Diagnostic (3.53%)				14,904	13,494

Guava Technologies, Inc. (1.28%)	Biotechnology Tools	Senior Debt Matures May 2011 Interest rate Prime + 10.50%	$2,800	2,797	2,797
		Convertible Debt	$250	250	250
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 9.50%	$1,840	1,840	1,840
		Preferred Stock Warrants		106	—
		Preferred Stock Warrants		68	—

Total Guava Technologies, Inc.				5,061	4,887

Kamada, LTD. (5.13%)(6)	Biotechnology Tools	Senior Debt Matures February 2012 Interest rate 10.60%	$20,000	19,572	19,572
		Common Stock Warrants		531	41
		Common Stock Warrants		20	8

Total Kamada, LTD.				20,123	19,621

NuGEN Technologies, Inc. (0.67%)	Biotechnology Tools	Senior Debt Matures November 2010 Interest rate Prime + 3.45%	$1,548	1,520	1,520

		Senior Debt Matures November 2010 Interest rate Prime + 1.70%	$892	892	892
		Preferred Stock Warrants		45	161
		Preferred Stock Warrants		33	18
NuGEN Technologies, Inc. (0.07%)		Preferred Stock		500	265

Total NuGEN Technologies, Inc.				2,990	2,856

Solace Pharmaceuticals, Inc.(0.46%)(5)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25%	$1,750	1,711	1,711
		Preferred Stock Warrants		42	49

Total Solace Pharmaceuticals, Inc.				1,753	1,760

Total Biotechnology Tools (7.61%)				29,927	29,124

Crux Biomedical, Inc. (0.00%)	Surgical Devices	Preferred Stock Warrants		37	—
Crux Biomedical, Inc. (0.01%)		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transmedics, Inc. (2.61%)(5)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25%	$10,000	$9,814	$9,814
		Preferred Stock Warrants		224	173

Total Transmedics, Inc.				10,038	9,987

Total Surgical Devices (2.62%)				10,325	10,013

Glam Media, Inc. (2.18%)	Media/Content/Info	Revolving Line of Credit Matures April 2009 Interest rate Prime + 1.50%	$8,285	8,139	8,139
		Preferred Stock Warrants		483	209

Total Glam Media, Inc.				8,622	8,348

Waterfront Media Inc. (2.08%)(5)	Media/Content/Info	Senior Debt Matures September 2010 Interest rate Prime + 3.00%	$2,597	2,574	2,574

		Revolving Line of Credit Matures October 2009 Interest rate Prime + 1.25%	$5,000	5,000	5,000
		Preferred Stock Warrants		60	393
Waterfront Media Inc. (0.36%)		Preferred Stock		1,000	1,353

Total Waterfront Media Inc.				8,634	9,320

Total Media/Content/Info (4.62%)				17,256	17,668

Total Investments (151.99%)				$592,348	$581,301

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $8,473, $22,551 and $14,078, respectively. The tax cost of investments is $595,379.
(3)	Except for warrants in six publicly traded companies and common stock in three publicly traded companies, all investments are restricted at December 31, 2008 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $498,000 at December 31, 2008 and is included in accrued liabilities and reduced the cumulative unrealized gain recognized by the Company at December 31, 2008.
(5)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(6)	Non-U.S. company or the company’s principal place of business is outside the United States.
(7)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.
(8)	Debt is on non-accrual status at December 31, 2008, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc. (0.64%)(4)	Drug Discovery	Senior Debt Matures June 2008 Interest rate 11.10%	$2,587	$2,568	$2,568
		Preferred Stock Warrants		137	—
Paratek Pharmaceuticals, Inc. (0.14%)		Preferred Stock		550	550

Total Paratek Pharmaceuticals, Inc.				3,255	3,118

Portola Pharmaceuticals, Inc. (3.80%)(4)	Drug Discovery	Senior Debt Matures September 2010 Interest rate Prime + 1.75%	$15,000	14,894	14,894
		Preferred Stock Warrants		152	350

Total Portola Pharmaceuticals, Inc.				15,046	15,244

Sirtris Pharmaceuticals, Inc. (2.46%)(4)	Drug Discovery	Senior Debt Matures April 2011 Interest rate 10.60%	$9,079	9,022	9,022
		Common Stock Warrants		89	818
Sirtris Pharmaceuticals, Inc. (0.19%)		Common Stock		500	776

Total Sirtris Pharmaceuticals, Inc.				9,611	10,616

Total Drug Discovery (23.78%)				93,198	95,294

E-band Communications, Inc. (0.50%)(6)	Communications & Networking	Preferred Stock		2,000	2,000

Total E-Band Communications, Inc.				2,000	2,000

IKANO Communications, Inc. (5.09%)(4)	Communications & Networking	Senior Debt Matures March 2011 Interest rate 11.00%	$19,983	19,983	19,983
		Preferred Stock Warrants		45	163
		Preferred Stock Warrants		72	256

Total IKANO Communications, Inc.				20,100	20,402

Ping Identity Corporation (0.40%)(4)	Communications & Networking	Senior Debt Matures June 2009 Interest rate 11.50%	$1,630	1,608	1,608
		Preferred Stock Warrants		52	11

Total Ping Identity Corporation				1,660	1,619

Purcell Systems, Inc. (2.33%)	Communications & Networking	Senior Debt Matures June 2009 Interest rate Prime + 3.50%	$2,224	3,126	3,126
		Revolving Line of Credit Matures June 2008 Interest rate Prime + 2.00%	$7,000	6,000	6,000
		Preferred Stock Warrants		122	198

Total Purcell Systems, Inc.				9,248	9,324

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Rivulet Communications, Inc. (0.83%)(4)	Communications & Networking	Senior Debt Matures September 2009 Interest rate 10.60%	$3,500	$3,272	$3,272
		Preferred Stock Warrants		50	63
Rivulet Communications, Inc. (0.06%)		Preferred Stock		250	250

Total Rivulet Communications, Inc.				3,572	3,585
Seven Networks, Inc. (2.89%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 3.75%	$9,419	9,291	9,291
		Revolving Line of Credit Matures April 2008 Interest rate Prime + 3.00%	$2,000	2,000	2,000
		Preferred Stock Warrants		174	295

Total Seven Networks, Inc.				11,465	11,586

Simpler Networks Corp. (1.01%)(4)	Communications & Networking	Senior Debt Matures July 2009 Interest rate 11.75%	$4,112	4,046	4,046
		Preferred Stock Warrants		160	—
Simpler Networks Corp. (0.00%)		Preferred Stock		500	—

Total Simpler Networks Corp.				4,706	4,046

Stoke, Inc. (0.57%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$2,250	2,204	2,204
		Preferred Stock Warrants		53	79

Total Stoke, Inc.				2,257	2,283

Tectura Corporation (5.26%)(4)	Communications & Networking	Senior Debt Matures March 2012 Interest rate LIBOR + 6.15%	$9,051	9,007	9,007
		Revolving Line of Credit Matures March 2008 Interest rate LIBOR + 5.15%	$12,000	12,000	12,000
		Preferred Stock Warrants		52	83

Total Tectura Corporation				21,059	21,090

Teleflip, Inc. (0.25%)	Communications & Networking	Senior Debt Matures May 2010 Interest rate Prime + 2.75%	$1,000	992	992
		Preferred Stock Warrants		10	9

Total Teleflip, Inc.				1,002	1,001

Wireless Channels, Inc. (3.02%)	Communications & Networking	Senior Debt -Second Lien Matures April 2010 Interest rate 9.25%	$11,949	1,719	1,719
		Senior Debt -Second Lien Matures April 2010 Interest rate Prime + 4.25%	$10,118	10,118	10,118
		Preferred Stock Warrants		155	241

Total Wireless Channels, Inc.				11,992	12,078

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Zayo Bandwith, Inc. (6.24%)(4)	Communications & Networking	Senior Debt -Second Lien Matures April 2013 Interest rate Prime + 3.50%	$25,000	$25,000	$25,000
				—	—

Total Zayo Bandwith, Inc.				25,000	25,000

Total Communications & Networking (28.45%)				114,061	114,014

Atrenta, Inc. (0.98%)(4)	Software	Senior Debt Matures June 2009 Interest rate 11.50%	$3,680	3,638	3,638
		Preferred Stock Warrants		102	220
		Preferred Stock Warrants		34	73
Atrenta, Inc. (0.06%)		Preferred Stock		250	250

Total Atrenta, Inc.				4,024	4,181
Blurb, Inc. (0.63%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$2,500	2,482	2,482
		Preferred Stock Warrants		25	44

Total Blurb, Inc.				2,507	2,526
Bullhorn, Inc. (0.25%)(4)	Software	Senior Debt Matures March 2010 Interest rate Prime + 3.75%	$1,000	959	959
		Preferred Stock Warrants		43	41

Total Bullhorn, Inc.				1,002	1,000
Cittio, Inc. (0.25%)	Software	Senior Debt Matures April 2010 Interest rate 11.00%	$1,000	1,000	1,000

Total Cittio, Inc.				1,000	1,000
Compete, Inc. (0.63%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.50%	$2,409	2,384	2,384
		Preferred Stock Warrants		62	136

Total Compete, Inc.				2,446	2,520
Forescout Technologies, Inc. (0.64%)(4)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$1,998	1,970	1,970
		Revolving Line of Credit Matures August 2007 Interest rate Prime + 1.49%	$500	500	500
		Preferred Stock Warrants		58	76

Total Forescout Technologies, Inc.				2,528	2,546
GameLogic, Inc. (0.74%)(4)	Software	Senior Debt Matures December 2009 Interest rate Prime + 4.125%	$3,000	2,887	2,887
		Preferred Stock Warrants		93	91

Total GameLogic, Inc.				2,980	2,978

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Gomez, Inc. (0.15%)(4)	Software	Senior Debt Matures December 2007 Interest rate 12.25%	$98	$98	$98
		Preferred Stock Warrants		35	513

Total Gomez, Inc.				133	611

HighRoads, Inc. (0.01%)(4)	Software	Preferred Stock Warrants		44	58

Total HighRoads, Inc.				44	58

Intelliden, Inc. (0.60%)	Software	Senior Debt Matures February 2010 Interest rate 13.20%	$2,360	2,349	2,349
		Preferred Stock Warrants		18	60

Total Intelliden, Inc.				2,367	2,409

Oatsystems, Inc. (1.08%)(4)	Software	Senior Debt Matures September 2009 Interest rate 11.00%	$4,374	4,336	4,336
		Preferred Stock Warrants		67	4

Total Oatsystems, Inc.				4,403	4,340

Proficiency, Inc. (0.38%)(4)(6)	Software	Senior Debt Matures July 2008 Interest rate 12.00%	$1,500	1,497	1,497
		Preferred Stock Warrants		96	—
Proficiency, Inc. (0.19%)		Preferred Stock		2,750	750

Total Proficiency, Inc.				4,343	2,247

PSS Systems, Inc. (0.89%)(4)	Software	Senior Debt Matures March 2010 Interest rate 10.74%	$3,500	3,463	3,463
		Preferred Stock Warrants		51	86

Total PSS Systems, Inc.				3,514	3,549

Savvion, Inc. (1.62%)(4)	Software	Senior Debt Matures March 2009 Interest rate Prime + 3.45%	$1,268	1,268	1,268
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 2.00%	$3,000	3,000	3,000
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 3.45%	$1,985	1,985	1,985
		Preferred Stock Warrants		52	243

Total Savvion, Inc.				6,305	6,496

Sportvision, Inc. (0.01%)	Software	Preferred Stock Warrants		39	50

Total Sportvision, Inc.				39	50

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Talisma Corp. (0.11%)(4)	Software	Preferred Stock Warrants		$49	$448

Total Talisma Corp.				49	448

WildTangent, Inc. (0.50%)(4)	Software	Senior Debt Matures March 2011 Interest rate 9.65%	$2,000	1,766	1,766
		Preferred Stock Warrants		238	238

Total WildTangent, Inc.				2,004	2,004

Total Software (9.72%)				39,688	38,963

Agami Systems, Inc. (1.30%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 11.00%	$5,103	5,056	5,056
		Preferred Stock Warrants		85	137

Total Agami Systems, Inc.				5,141	5,193

Luminus Devices, Inc. (2.95%)(4)	Electronics & Computer Hardware	Senior Debt Matures August 2009 Interest rate 12.50%	$15,115	11,318	11,318
		Preferred Stock Warrants		183	113
		Preferred Stock Warrants		84	61
		Preferred Stock Warrants		334	334

Total Luminus Devices, Inc.				11,919	11,826

Maxvision Holding, LLC. (2.87%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2012 Interest rate Prime + 5.50%	$5,012	5,012	5,012
		Senior Debt Matures May 2012 Interest rate Prime + 2.25%	$5,500	5,000	5,000
		Revolving Line of Credit Matures September 2012 Interest rate Prime +2.25%	$972	1,472	1,472

Total Maxvision Holding, LLC				11,484	11,484

NetEffect, Inc. (0.61%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 11.95%	$2,431	2,396	2,396
		Preferred Stock Warrants		44	50

Total NetEffect, Inc.				2,440	2,446

Shocking Technologies, Inc. (0.02%)	Electronics & Computer Hardware	Preferred Stock Warrants		63	63

Total Shocking Technologies, Inc.				63	63

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
SiCortex, Inc. (2.52%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 10.95%	$10,000	$9,861	$9,861
		Preferred Stock Warrants		164	230

Total SiCortex, Inc.				10,025	10,091

Spatial Photonics, Inc. (0.93%)(4)	Electronics & Computer Hardware	Senior Debt Matures May 2011 Interest rate 10.75%	$3,751	3,623	3,623
		Preferred Stock Warrants		130	126
Spatial Photonics, Inc. (0.12%)		Preferred Stock		500	500

Total Spatial Photonics Inc.				4,253	4,249

VeriWave, Inc. (1.35%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$4,250	5,340	5,340
		Preferred Stock Warrants		54	85

Total VeriWave, Inc.				5,394	5,425

ViDeOnline Communications, Inc. (0.04%)(4)	Electronics & Computer Hardware	Preferred Stock Warrants		298	176

Total ViDeOnline Communications, Inc.				298	176

Total Electronics & Computer Hardware (12.71%)				51,017	50,953

Aegerion Pharmaceuticals, Inc. (2.48%)(4)	Specialty Pharmaceuticals	Senior Debt Matures August 2010 Interest rate Prime + 2.50%	$9,735	9,682	9,682
		Preferred Stock Warrants		70	243
Aegerion Pharmaceuticals, Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				10,752	10,925
Panacos Pharmaceuticals, Inc. (4.84%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2011 Interest rate 11.20%	$20,000	19,270	19,270
		Common Stock Warrants		876	137
Panacos Pharmaceuticals, Inc. (0.04%)		Common Stock		410	157

Total Panacos Pharmaceuticals, Inc.				20,556	19,564
Quatrx Pharmaceuticals Company (3.60%)(4)	Specialty Pharmaceuticals	Senior Debt Matures January 2010 Interest rate Prime + 3.00%	$14,324	14,214	14,214
		Preferred Stock Warrants		220	193
Quatrx Pharmaceuticals Company (0.19%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				15,184	15,157

Total Specialty Pharmaceuticals (11.40%)				46,492	45,646

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BabyUniverse, Inc. (0.05%)(4)	Consumer & Business Products	Common Stock		$267	$219

Total BabyUniverse, Inc.				267	219

Market Force Information, Inc. (0.34%)(4)	Consumer & Business Products	Senior Debt Matures May 2009 Interest rate 10.45%	$1,294	1,284	1,284
		Preferred Stock Warrants		23	92
Market Force Information, Inc. (0.12%)		Preferred Stock		500	500

Total Market Force Information, Inc.				1,807	1,876

Wageworks, Inc. (0.12%)(4)	Consumer & Business Products	Preferred Stock Warrants		252	513
Wageworks, Inc. (0.05%)		Preferred Stock		250	209

Total Wageworks, Inc.				502	722

Total Consumer & Business Products (0.70%)				2,576	2,817

Ageia Technologies, Inc. (1.25%)(4)	Semiconductors	Senior Debt Matures August 2008 Interest rate 10.25%	$5,047	4,904	4,904
		Convertible Debt		124	124
		Preferred Stock Warrants		99	—
Ageia Technologies, Inc. (0.00%)		Preferred Stock		500	—

Total Ageia Technologies				5,627	5,028

Custom One Design, Inc. (0.26%)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$1,000	984	984
		Common Stock Warrants		18	43

Total Custom One Design, Inc.				1,002	1,027

iWatt Inc. (1.19%)(4)	Semiconductors	Senior Debt Matures September 2009 Interest rate Prime + 2.75%	$1,457	1,382	1,382
		Revolving Line of Credit Matures September 2007 Interest rate Prime + 1.75%	$3,235	3,235	3,235
		Preferred Stock Warrants		46	101
		Preferred Stock Warrants		51	51

Total iWatt Inc.				4,714	4,769

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NEXX Systems, Inc. (3.26%)(4)	Semiconductors	Senior Debt Matures February 2010 Interest rate Prime + 2.75%	$4,557	$4,438	$4,438
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 1.75%	$5,000	5,000	5,000
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.75%	$3,000	3,000	3,000
		Preferred Stock Warrants		165	623

Total NEXX Systems, Inc.				12,603	13,061
Quartics, Inc. (0.09%)(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.05%	$300	254	254
		Preferred Stock Warrants		53	115

Total Quartics, Inc.				307	369

Solarflare Communications, Inc. (0.19%)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$625	553	553
		Preferred Stock Warrants		84	194
Solarflare Communications, Inc. (0.12%)		Preferred Stock		500	500

Total Solarflare Communications, Inc.				1,137	1,247

Total Semiconductors (6.36%)				25,390	25,501

Labopharm USA, Inc. (3.74%)(4)(5)	Drug Delivery	Senior Debt Matures July 2008 Interest rate 11.95%	$15,000	14,547	14,547
		Preferred Stock Warrants		459	454

Total Labopharm USA, Inc.				15,006	15,001

Transcept Pharmaceuticals, Inc. (1.80%)(4)	Drug Delivery	Senior Debt Matures October 2009 Interest rate 10.69%	$6,993	6,944	6,944
		Preferred Stock Warrants		36	107
		Preferred Stock Warrants		50	173
Transcept Pharmaceuticals, Inc. (0.13%)		Preferred Stock		500	500

Total Transcept Pharmaceuticals, Inc.				7,530	7,724

Total Drug Delivery (5.67%)				22,536	22,725

BARRX Medical, Inc. (0.19%)	Therapeutic	Preferred Stock		1,500	758

Total BARRX Medical, Inc.				1,500	758

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
EKOS Corporation (1.28%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$5,000	$4,707	$4,707
		Preferred Stock Warrants		174	281
		Preferred Stock Warrants		153	150

Total EKOS Corporation				5,035	5,138

Gynesonics, Inc. (0.01%)(4)	Therapeutic	Preferred Stock Warrants		18	40
Gynesonics, Inc. (0.06%)		Preferred Stock		250	250

Total Gynesonics, Inc.				268	290

Novasys Medical, Inc. (1.65%)(4)	Therapeutic	Senior Debt Matures January 2010 Interest rate 9.70%	$6,609	6,609	6,609

Total Novasys Medical, Inc.				6,609	6,609

Power Medical Interventions, Inc. (0.02%)	Therapeutic	Common Stock Warrants		21	58

Total Power Medical Interventions, Inc.				21	58

Total Therapeutic (3.21%)				13,432	12,853

Invoke Solutions, Inc. (0.56%)(4)	Internet Consumer & Business	Senior Debt Matures December 2008 Interest rate 11.25%	$2,187	2,155	2,155
	Services	Preferred Stock Warrants		56	74
		Preferred Stock Warrants		11	10

Total Invoke Solutions, Inc.				2,222	2,239

Prism Education Group Inc. (0.51%)	Internet Consumer & Business	Senior Debt Matures December 2010 Interest rate 11.25%	$2,000	1,964	1,964
	Services	Preferred Stock Warrants		44	67

Total Prism Education Group Inc.				2,008	2,031

RazorGator Interactive Group, Inc. (1.17%)(4)	Internet Consumer & Business	Senior Debt Matures January 2008 Interest rate 9.95%	$1,134	1,119	1,119
	Services	Preferred Stock Warrants		13	3,203
		Preferred Stock Warrants		28	362
RazorGator Interactive Group, Inc. (1.23%)		Preferred Stock		1,000	4,935

Total RazorGator Interactive Group, Inc.				2,160	9,619

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Serious USA, Inc. (0.75%)	Internet Consumer & Business Services	Senior Debt Matures February 2011 Interest rate Prime + 3.00%	$2,450	$2,370	$2,370
		Revolving Line of Credit Matures July 2008 Interest rate Prime + 2.00%	$654	654	654
		Preferred Stock Warrants		93	5

Total Serious USA, Inc.				3,117	3,029

Total Internet Consumer & Business Services (4.22%)				9,507	16,918

Lilliputian Systems, Inc. (1.75%)(4)	Energy	Senior Debt Matures March 2010 Interest rate 9.75%	$6,956	6,931	6,931
		Preferred Stock Warrants		48	85

Total Lilliputian Systems, Inc.				6,979	7,016

Total Energy (1.75%)				6,979	7,016

Active Response Group, Inc. (2.50%)	Information Services	Senior Debt Matures March 2012 Interest rate LIBOR + 6.55%	$10,000	9,885	9,885
		Preferred Stock Warrants		92	83
		Common Stock Warrants		46	60

Total Active Response Group, Inc.				10,023	10,028

Buzznet, Inc. (0.25%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.25%	$914	908	908
		Preferred Stock Warrants		9	86
Buzznet, Inc. (0.06%)		Preferred Stock		250	250

Total Buzznet, Inc.				1,167	1,244

hi5 Networks, Inc. (1.00%)	Information Services	Senior Debt Matures March 2011 Interest rate Prime + 2.5%	$3,000	2,789	2,789
		Revolving Line of Credit Matures June 2011 Interest rate 7.75%		1,000	1,000
		Preferred Stock Warrants		213	214

Total hi5 Networks, Inc.				4,002	4,003

Jab Wireless, Inc. (0.78%)	Information Services	Senior Debt Matures March 2012 Interest rate 10.75%	$3,097	2,834	2,834
		Preferred Stock Warrants		264	265

Total Jab Wireless, Inc.				3,098	3,099

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solutionary, Inc. (1.78%)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$5,528	$5,454	$5,454
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,505	1,505	1,505
		Preferred Stock Warrants		94	150
		Preferred Stock Warrants		2	5
Solutionary, Inc. (0.06%)		Preferred Stock		250	250

Total Solutionary, Inc.				7,305	7,364

The Generation Networks, Inc. (4.12%)	Information Services	Senior Debt Matures March 2012 Interest rate Prime + 4.50%	$16,500	16,500	16,500
The Generation Networks, Inc. (0.12%)		Preferred Stock		500	500

Total The Generation Networks, Inc.				17,000	17,000
Wallop Technologies, Inc. (0.06%)	Information Services	Senior Debt Matures March 2010 Interest rate 10.00%	$223	218	218
		Preferred Stock Warrants		7	9

Total Wallop Technologies, Inc.				225	227

Zeta Interactive Corporation (3.74%)(4)	Information Services	Senior Debt Matures November 2011 Interest rate Prime + 2.00%	$15,000	6,828	6,828
		Senior Debt Matures November 2011 Interest rate Prime + 3.00%		8,000	8,000
		Preferred Stock Warrants		172	171
Zeta Interactive Corporation (0.12%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				15,500	15,499

Total Information Services (14.59%)				58,320	58,464

Novadaq Technologies, Inc. (0.32%)	Diagnostic	Common Stock		1,626	1,284

Total Novadaq Technologies, Inc.				1,626	1,284

Optiscan Biomedical, Corp. (0.08%)(4)	Diagnostic	Senior Debt Matures March 2008 Interest rate 15.00%	$271	263	263
		Preferred Stock Warrants		80	47
Optiscan Biomedical, Corp. (0.18%)		Preferred Stock		1,000	722

Total Optiscan Biomedical, Corp.				1,343	1,032

Total Diagnostic (0.58%)				2,969	2,316

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Guava Technologies, Inc. (1.77%)(4)	Biotechnology Tools	Senior Debt Matures July 2009 Interest rate Prime + 3.25%	$4,076	$4,790	$4,790
		Convertible Debt		250	250
		Revolving Line of Credit Matures December 2007 Interest rate Prime + 2.00%	$2,598	1,778	1,778
		Preferred Stock Warrants		105	200
		Preferred Stock Warrants		69	93

Total Guava Technologies, Inc.				6,992	7,111

NuGEN Technologies, Inc. (0.53%)	Biotechnology Tools	Senior Debt Matures March 2010 Interest rate 11.70%	$1,884	1,819	1,819
		Preferred Stock Warrants		45	252
		Preferred Stock Warrants		32	32
NuGEN Technologies, Inc. (0.12%)		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				2,396	2,603

Total Biotechnology Tools (2.42%)				9,388	9,714

Rubicon Technology Inc. (0.69%)(4)	Advanced Specialty Materials & Chemicals	Preferred Stock Warrants		82	2,764

Total Rubicon Technology Inc.				82	2,764

Total Advanced Specialty Materials & Chemicals (0.69%)				82	2,764

Crux Biomedical, Inc. (0.15%)	Surgical Devices	Senior Debt Matures December 2010 Interest rate Prime + 3.375%	$600	565	565
		Preferred Stock Warrants		37	36
Crux Biomedical, Inc. (0.06%)		Preferred Stock		250	250

Total Crux Biomedical, Inc.				852	851
Diomed Holdings, Inc. (1.49%)(4)	Surgical Devices	Senior Debt Matures July 2010 Interest rate Prime + 3.00%	$6,000	5,962	5,962
		Common Stock Warrants		43	8

Total Diomed Holdings, Inc.				6,005	5,970

Light Science Oncology, Inc. (2.50%)	Surgical Devices	Senior Debt Matures July 2011 Interest rate 11.20%	$10,000	9,605	9,605
		Preferred Stock Warrants		395	395

Total Light Science Oncology, Inc.				10,000	10,000

Total Surgical Devices (4.20%)				16,857	16,821

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2007

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Waterfront Media Inc. (1.54%)(4)	Media/Content/Info	Senior Debt Matures December 2010 Interest rate Prime + 3.00%	$3,941	$3,898	$3,898
		Revolving Line of Credit Matures March 2008 Interest rate Prime + 1.25%	$2,000	2,000	2,000
		Preferred Stock Warrants		60	295
Waterfront Media Inc. (0.25%)		Preferred Stock		1,000	1,000

Total Waterfront Media Inc.				6,958	7,193

Total Media/Content/Info (1.79%)				6,958	7,193

Total Investments (132.24%)				$519,450	$529,972

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net appreciation for federal income tax purposes totaled $16,430, $9,009 and $7,421, respectively. The tax cost of investments is $522,551.
(3)	Except for warrants in ten publicly traded companies and common stock in four publicly traded companies, all investments are restricted at December 31, 2007 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $690,000 at December 31, 2007 and is included in accrued liabilities and reduces the unrealized gain recognized by the Company at December 31, 2007.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
Investment income:
Interest	$67,283	$48,757	$26,278
Fees	8,552	5,127	3,230

Total investment income	75,835	53,884	29,508
Operating expenses:
Interest	13,121	4,404	5,770
Loan fees	2,649	1,290	810
General and administrative	6,899	5,437	5,409
Employee Compensation:
Compensation and benefits	11,595	9,135	5,779
Stock-based compensation	1,590	1,127	617

Total employee compensation	13,185	10,262	6,396

Total operating expenses	35,854	21,393	18,385

Net investment income before provision for income taxes and investment gains and losses	39,981	32,491	11,123
Provision for income taxes	—	2	643

Net investment income	39,981	32,489	10,480

Net realized gain (loss) on investments	2,643	2,791	(1,604)
Provision for excise tax	(203)	(139)	—
Net increase (decrease) in unrealized appreciation on investments	(21,426)	7,268	2,508

Net realized and unrealized gain (loss)	(18,986)	9,920	904

Net increase in net assets resulting from operations	$20,995	$42,409	$11,384

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$1.23	$1.15	$0.83

Diluted	$1.23	$1.14	$0.82

Change in net assets per common share:
Basic	$0 .64	$1.50	$0.85

Diluted	$0.64	$1.49	$0.84

Weighted average shares outstanding
Basic	32,619	28,295	13,352

Diluted	32,619	28,387	13,527

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock		Capital in excess of par value	Deferred Stock Compensation	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at January 1, 2006	9,802	$10	$114,525	$—	$353	$482	($1,017)	$—	$114,353
Net increase in net assets resulting from operations	—	—	—	—	2,508	(1,604)	10,480	—	11,384
Issuance of common stock	456	1	5,288	—	—	—	—	—	5,289
Issuance of common stock in rights offering, net of offering costs	3,412	3	33,826	—	—	—	—	—	33,829
Issuance of common shares in public offerings, net of offering costs	8,200	8	104,171	—	—	—	—	—	104,179
Issuance of common stock under dividend reinvestment plan	57	—	723	—	—	—	—	—	723
Dividends declared	—	—	(1,719)	—	—	—	(13,243)	—	(14,962)
Conversion to a regulated investment company and other tax items	—	—	(197)	—	—	(850)	1,047	—	—
Stock-based compensation	—	—	618	—	—	—	—	—	618

Balance at December 31, 2006	21,927	22	257,235	—	2,861	(1,972)	(2,732)	—	255,413

Net increase in net assets resulting from operations	—	—	—	—	7,268	2,791	32,488	(139)	42,409
Issuance of common stock	26	—	371	—	—	—	—	—	371
Issuance of common stock in public offerings, net of offering costs	10,040	11	128,331	—	—	—	—	—	128,342
Issuance of common stock from warrant exercises	291	—	3,071	—	—	—	—	—	3,071
Issuance of common stock under dividend reinvestment plan	250	—	3,304	—	—	—	—	—	3,304
Issuance of common stock under restricted stock plan	7	—	91	(91)	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	(33,313)	—	(33,313)
Stock-based compensation	—	—	1,127	13	—	—	—	—	1,140

Balance at December 31, 2007	32,541	33	393,530	(78)	10,129	819	(3,557)	(139)	400,737

Net increase in net assets resulting from operations	—	—	—	—	(21,426)	2,643	39,981	(203)	20,995
Issuance of common stock	7	—	70	—	—	—	—	—	70
Issuance of common stock from exercise of warrants	88	—	934	—	—	—	—	—	934
Issuance of common stock under restricted stock plans	238	—	2,847	(2,847)	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	222	—	1,414	—	—	—	—	—	1,414
Dividends declared	—	—	—	—	—	—	(43,282)	—	(43,282)
Reclassification of net assets to reflect permanent book tax differences	—	—	(1,700)	—	—	444	1,256	—	—
Stock-based compensation	—	—	988	602	—	—	—	—	1,590

Balance at December 31, 2008	33,096	$33	$398,083	$(2,323)	$(11,297)	$3,906	$(5,602)	$(342)	$382,458

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net increase in net assets resulting from operations	$20,995	$42,409	$11,384
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(351,928)	(368,118)	(195,988)
Principal payments received on investments	269,930	128,683	87,539
Proceeds from sale of investments	20,170	5,966	4,588
Net unrealized depreciation (appreciation) on investments	21,426	(7,268)	(2,508)
Net unrealized depreciation (appreciation) on investments due to lender	143	(82)	34
Net realized (gain) loss on investments	(2,643)	(2,791)	1,604
Accretion of paid-in-kind principal	(954)	(321)	—
Accretion of loan discounts	(7,239)	(2,115)	(1,795)
Accretion of loan exit fees	(1,588)	(974)	(597)
Depreciation	306	204	65
Share-based compensation	988	1,127	618
Amortization of restricted stock grants	602	13	—
Common stock issued in lieu of director compensation	70	371	289
Amortization of deferred loan origination revenue	(5,175)	(3,016)	(2,356)
Change in operating assets and liabilities:
Interest receivable	(830)	(2,506)	(830)
Prepaid expenses and other assets	506	(421)	806
Income tax receivable	—	34	(34)
Deferred tax asset	—	—	1,454
Accounts payable	302	(360)	390
Income tax payable	98	139	(1,709)
Accrued liabilities	1,840	1,758	2,718
Deferred loan origination revenue	5,454	6,158	3,077

Net cash used in operating activities	(27,527)	(201,110)	(91,251)

Cash flows from investing activities:
Purchases of capital equipment and leasehold improvements	(606)	(181)	(817)
Other long-term assets	(6)	215	(660)

Net cash provided by (used in) investing activities	(612)	34	(1,477)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	934	131,413	143,009
Dividends paid	(41,868)	(30,009)	(14,239)
Borrowings of credit facilities	252,499	246,550	50,000
Repayments of credit facilities	(169,967)	(153,300)	(85,000)
Fees paid for credit facilities and debentures	(4,073)	(2,126)	—

Net cash provided by financing activities	37,525	192,528	93,770
Net increase (decrease) in cash	9,386	(8,548)	1,042
Cash and cash equivalents at beginning of period	7,856	16,404	15,362

Cash and cash equivalents at end of period	$17,242	$7,856	$16,404

Supplemental Disclosure:
Interest paid	$10,880	$2,812	$5,661
Income taxes paid	$6	$2	$933
Common stock issued under dividend reinvestment plan	$1,414	$3,304	$723
Common stock issued under restricted stock plan	$2,847	$91	$—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development from seed and emerging growth to expansion and established stages of development, including expanding into select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado and Chicago, Illinois. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

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

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities). We currently qualify RIC for federal income tax purposes, which allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. The purpose of establishing these entities is satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income.

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

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS No. 157”). At December 31, 2008, approximately 96% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of FAS 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

We adopted FAS No. 157, Fair Value Measurements (“FAS 157”) on January 1, 2008. FAS 157 establishes a framework for measuring the fair value of the assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. FAS 157 also enhances disclosure requirements for fair value measurements based on the level within the hierarchy of the information used in the valuation. FAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but doesn’t expand the use of fair value in any new circumstances. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In October 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer. The guidance in FSP No. 157-3 is effective upon issuance for all financial statements that have not been issued and any changes in valuation techniques as a result of applying FSP No. 157-3 are accounted for as a change in accounting estimate.

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

In accordance with FAS 157, the Company has considered the principal market, or the market in which it exits its portfolio investments with the greatest volume and level of activity. FAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company believes that the market participants for its investments are primarily other technology-related companies. Such participants acquire the company’s investments in order to gain access to the underlying assets of the portfolio company. As such, the Company believes the estimated value of the collateral of the portfolio company, up to the cost value of the investment, represents the fair value of the investment.

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

As a business development company providing debt and equity capital primarily to technology-related companies, the Company invests primarily in illiquid securities including debt and equity-related securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, its valuation process requires an analysis of various factors that might be considered in a hypothetical secondary market. The Company’s valuation methodology includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

At December 31, 2008, approximately 96% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of FAS 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. The Company may consider, but is not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in its evaluation of the fair value of its investment. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

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

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date. The types of assets carried at Level 1 fair value generally are equities listed in active markets.

Level 2—Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset in connection with market data at the measurement date and for the extent of the instrument’s anticipated life. Fair valued assets that are generally included in this category are warrants held in a public company.

Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset at the measurement date. It includes prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Generally, assets carried at fair value and included in this category are the debt investments and warrants and equities held in a private company.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

(in thousands) Description	12/31/2008	Investments at Fair Value as of December 31, 2008
		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$534,230	$—	$—	$534,230
Senior debt-second lien	5,824	—	—	5,824
Preferred stock	21,249	—	—	21,249
Common stock	2,115	221	—	1,894
Warrants	17,883	—	2,931	14,952

	$581,301	$221	$2,931	$578,149

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs (in thousands)	Year Ended December 31, 2008
Balance at January 1, 2008	$522,740
Total gains or losses
Net realized gains/(losses)(1)	(3,258)
Net change in unrealized appreciation or depreciation(2)	(17,676)
Purchases, repayments, and exits, net	76,343
Transfer in and/or out of level 3	—

Balance at December 31, 2008	$578,149

Net unrealized losses during the period relating to assets still held at the reporting date	(8,162)

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statement of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statement of operations.

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. At December 31, 2008, the Company had investments in three portfolio companies deemed to be Affiliates. Income derived from these investments was less than $280,000 since these investments became Affiliates. At December 31, 2006, none of the Company’s investments were deemed to be Affiliates. No realized gains or losses related to Affiliates were recognized during the years end December 31, 2008, 2007 or 2006. We recognized unrealized depreciation of approximately $4.4 million and $1.7 million on affiliate investments in 2008 and 2007, respectively, and no unrealized gains or losses in 2006.

Security transactions are recorded on the trade-date basis.

Income Recognition

Interest income is recorded on the accrual basis to the extent it is expected to be collected. Original Issue Discount (“OID”), represents the estimated fair value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest has been brought current through payment. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were fours loans on non-accrual status as of December 31, 2008 with an aggregated cost of $2.9 million and fair values of $864,000. All of these loans were less than 90 days past due. There were no loans on non-accrual as of December 31, 2007.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect the portfolio company to be able to pay all principal and interest due. To maintain its status as a RIC, PIK income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the years ended December 31, 2008 and 2007, the Company recognized approximately $1.0 million and $381,000 in PIK income. There was no PIK income in 2006.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. The Company had approximately $6.9 million and $6.6 million of unamortized fees at December 31, 2008 and 2007, respectively, and approximately $3.6 million and $2.0 million in exit fees receivable at December 31, 2008 and 2007, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in 2008, 2007 or 2006.

Financing costs

Debt financing costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. As part of the Credit Facility, at December 31, 2008 and 2007, the Company had prepaid debt financing costs of approximately $466,000 and $280,000, respectively, net of accumulated amortization. The prepaid debt financing costs and expenses incurred by the Company with its Wells Facility is approximately $814,000, net of accumulated amortization as of December 31, 2008. There were no fees related to the Wells Facility as of December 31, 2007. In addition, as part of the SBA debenture, the Company had approximately $3.9 million and 2.5 million, net of accumulated amortization, of prepaid commitment and leverage fees as of December 31, 2008 and 2007, respectively.

Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with a maturity of less than 90 days to be cash equivalents.

Stock Based Compensation

The Company recognizes share based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123R”). Under FAS 123R, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock warrants and options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock.

Income Taxes

We operate to qualify to be taxed as a RIC under the Internal Revenue Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our net taxable interest, dividend and fee income, as well as our net realized capital gains. Taxable income includes our net taxable interest, dividend and fee income, as well as our net realized capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. In addition, taxable income generally excludes any unrealized appreciation or depreciation in our investments, because gains and losses are not included in taxable income until they are realized and required to be recognized. Taxable income includes certain income, such as contractual payment-in-kind interest and amortization of discounts and fees that is required to be accrued for tax purposes even though cash collections of such income are generally deferred until repayment of the loans or debt securities that gave rise to such income.

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one year period ending on October 31. During the years ended December 31, 2008 and 2007, we recorded a provision for excise tax of approximately $203,000 and $139,000, respectively, on income and capital gains of approximately $5.0 million and 4.3 million, respectively, to be distributed in 2009 and 2008. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

Dividends

Dividends and distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the dividend payable is recorded on the ex-dividend date.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2008 and 2007, the Company issued approximately 222,000 and 250,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various sectors of technology-related. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement applies to all reporting entities, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value as a consequence of the election. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”), pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management is currently evaluating the impact on our consolidated financial statements of adopting FSP EITF 03-6-1.

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

A summary of the composition of the Company’s investment portfolio as of December 31, 2008 and 2007 at fair value is shown as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$445,574	76.6%	$429,760	81.1%
Senior secured debt	106,266	18.2%	61,483	11.6%
Preferred stock	21,249	3.8%	23,265	4.4%
Senior debt-second lien with warrants	6,097	1.0%	12,078	2.3%
Common Stock	2,115	0.4%	2,938	0.5%
Subordinated debt with warrants	—	—	448	0.1%

	$581,301	100.0%	$529,972	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	December 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$537,470	92.5%	$512,724	96.8%
Canada	21,210	3.6%	15,001	2.8%
Israel	19,621	3.4%	2,247	0.4%
Netherlands	3,000	0.5%

	$581,301	100.0%	$529,972	100.0%

The following table shows the fair value of our portfolio by industry sector as of December 31, 2008 and 2007 (excluding unearned income):

	December 31, 2008		December 31, 2007
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$118,133	20.3%	$114,014	21.5%
Software	80,885	13.9%	38,963	7.4%
Drug discovery	70,320	12.1%	95,294	18.0%
Information services	63,533	10.9%	58,464	11.0%
Electronics & computer hardware	40,481	7.0%	50,953	9.6%
Specialty pharmaceuticals	29,870	5.1%	45,646	8.6%
Biotechnology tools	29,124	5.0%	9,714	1.8%
Consumer & business products	25,250	4.3%	2,817	0.5%
Drug delivery	24,952	4.3%	22,725	4.3%
Internet consumer & business services	19,759	3.4%	16,918	3.2%
Semiconductors	17,766	3.1%	25,501	4.8%
Media/Content/Information	17,667	3.1%	7,193	1.4%
Therapeutic	15,661	2.7%	12,853	2.4%
Diagnostic	13,494	2.3%	2,316	0.5%
Surgical Devices	10,013	1.7%	16,821	3.2%
Energy	4,393	0.8%	7,016	1.3%
Advanced Specialty Materials & Chemicals	—	—	2,764	0.5%

	$581,301	100.0%	$529,972	100.0%

During the years ended December 31, 2008 and 2007, the Company made investments in debt securities totaling $346.0 million and $355.5 million, respectively, and made investments in equity securities of approximately $5.9 million and $12.6 million, respectively. In addition, during the year ended December 31, 2008, the Company converted approximately $3.1 million of debt to equity in four portfolio companies. The Company exercised an equity participation right with one portfolio company and converted $4.8 million of debt to equity during the year ended December 31, 2007. No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2008 and 2007.

3. Borrowings

Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, has a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250.0 million.

On May 7, 2008, the Company amended and renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the amended agreement, the Company paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% is charged on any unused portion of the facility. The Credit Facility is collateralized by loans from the Company’s investment in portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contains covenants that, among other things, require the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. On October 31, 2008 the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt is included in the Credit Facility collateral pool will be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal are due and payable. During the amortization period, the Company no longer pays a non-use fee on the Credit Facility, although borrowings under the Credit Facility bear interest at a rate per annum equal to Libor plus 6.5% during the amortization period. At December 31, 2008, the Company had $89.6 million outstanding under the Credit Facility, and was in compliance with all covenants.

In January 2009, Roche completed its acquisition of Memory Pharmaceuticals, providing Hercules with approximately $12.0 million of early principal repayment. This early repayment combined with the normal principal received in January allowed Hercules to further reduce it liability under the Credit Facility by approximately $18.7 million, bringing the balance outstanding to approximately $70.9 million as of January 31, 2009.

As of December 31, 2008, the Company, through its special purpose entity (SPE), had transferred pools of loans and warrants with a fair value of approximately $263.4 million to Hercules Funding Trust I and had drawn $89.6 million under the Credit Facility. Transfers of loans have not met the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, for sales treatment and are, therefore, treated as secured borrowings, with the transferred loans remaining in investments and the related liability recorded in borrowings. The average debt outstanding under the Credit Facility for year ended December 31, 2008 and December 31, 2007 was approximately $102.9 million and $52.1 million, respectively, and the average interest rate was approximately 6.88% and 6.56%, respectively, excluding facility fees.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the

Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the year ended December 31, 2008, the Company recorded a reduction of the derivative liability related to this obligation and decreased its unrealized losses by approximately $143,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments was approximately $498,000 at December 31, 2008 and is included in accrued liabilities. Based on the Company’s average borrowings for the years ended December 31, 2008 and December 31, 2007, the amount of expense it recorded for its realized and unrealized gains for the related periods, the additional cost of borrowings as a result of the warrant participation agreement could increase by approximately 0.09% and 1.03%, respectively. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $970,000 under the warrant participation agreement thereby reducing its realized gains by this amount.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2008, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $137.1 million, subject to periodic adjustments by the SBA. With $65.3 million of regulatory capital as of December 31, 2008, HT II has the current capacity to issue up to a total of $130.6 million of SBA guaranteed debentures, of which $127.2 million was outstanding. In February 2009, the Company invested $3.25 million in regulatory capital and submitted a leverage request to allow up to $137.1 million, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Currently, HT II has paid commitment fees of approximately $1.3 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

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

HT II is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations. As of December 31, 2008, HT II could draw up to $130.6 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725% and the additional $18.4 million of borrowings made after September 13, 2008 are based on LIBOR plus a spread of 0.30% until the next interest rate set by the SBA occurs in March of 2009. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Wells Facility

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. There was no outstanding debt under the Wells Facility at December 31, 2008.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $360 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2008.

At December 31, 2008 and December 31, 2007, the Company had the following borrowing capacity and outstandings:

	December 31, 2008		December 31, 2007
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$89,582	$89,582	$250,000	$79,200
Wells Facility	50,000	—	—	—
SBA Debenture	130,600	127,200	127,200	55,050

Total	$270,182	$216,782	$377,200	$134,250

4. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2008 and 2007, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

(in thousands)	2008	2007
Distributions in excess of investment income	$1,256	$(642)
Accumulated realized gains	444	1,463
Additional paid-in capital	(1,700)	(821)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2008 and 2007 was as follows:

(in thousands)	2008	2007
Ordinary Income(a)	$40,780	$33,313
Long term capital gains	2,501	—
Return of capital	—	—

Total reported on tax Form 1099-DIV	$43,281	$33,313

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $8.5 million and $16.4 million as of December 31, 2008 and 2007, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $22.6 million and $9.0 million as of December 31, 2008 and 2007, respectively. The net unrealized depreciation over cost for federal income tax purposes was $14.1 million as of December 31, 2008 and net unrealized appreciation over cost for federal income tax purposes was $7.4 million as of December 31, 2007. The aggregate cost of securities for federal income tax purposes was $595.4 million and $522.6 million as of December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	2008	2007
Accumulated Capital Gains (Losses)	$—	$3,258
Other Temporary Difference	(4,729)	(2,988)
Undistributed Ordinary Income	5,723	915
Unrealized Appreciation (Depreciation)	(14,329)	4,857

Components of Distributable Earnings	$(13,335)	$6,042

5. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In conjunction with a June 2004 private placement, the Company issued warrants to purchase one share of common stock within five years (the “Five Year Warrants”). The exercise price of these warrants is $10.57, and the warrants will expire in June 2009.

A summary of activity in the 5 Year Warrants for each of the three periods ended December 31, 2008 is as follows:

Five-Year Warrants
Outstanding at January 1, 2006	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	—

Outstanding at December 31, 2006	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(244,735)

Outstanding at December 31, 2007	371,937
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(88,323)

Outstanding at December 31, 2008	283,614

The Company received net proceeds of approximately $934,000 and $3.1 million from the exercise of the 5-Year Warrants in the period ended December 31, 2008 and 2007, respectively.

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

During 2008, 2007 and 2006, the Board of Directors elected to receive approximately $70,000, $371,000 and $288,000, respectively, of their compensation in the form of common stock and the Company issued 6,668, 26,668 and 23,334 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

Common stock subject to future issuance is as follows:

	2008	2007
Stock options and warrants	3,942,219	2,911,205
Warrants issued in June 2004	283,614	371,937

Common stock reserved	4,225,833	3,283,142

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

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted common stock to Messrs. Badavas, Chow and Woodward, its independent Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. In May 2008, the Company issued restricted shares to Messrs. Badavas and Chow in the amount of 5,000 shares each. The shares were issued pursuant to the 2006 Plan and vest 33% on an annual basis from the date of grant and deferred compensation cost will be recognized ratably over the three year vesting period.

In 2008, the Company issued a total of 248,650 restricted shares pursuant to the 2004 Plan. There were total of 228,150 shares outstanding as of December 31, 2008. The shares vest 25% per year on an annual basis from the date of grant and deferred compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008.

In conjunction with stock options issued in 2004, the Company issued warrants to purchase one share of common stock within five years. The warrants expire in June 2009.

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2008 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at January, 2006	1,337,436	56,551
Granted	663,500	—
Exercised	—	—
Cancelled	(119,923)	—

Outstanding at December 31, 2006	1,881,013	56,551
Granted	1,131,000	—
Exercised	—	(45,859)
Cancelled	(111,500)	—

Outstanding at December 31, 2007	2,900,513	10,692
Granted	1,319,086	—
Exercised	—	—
Cancelled	(288,072)	—

Outstanding at December 31, 2008	3,931,527	10,692

Weighted-average exercise price at December 31, 2008	$12.75	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2008, options for approximately 2.2 million shares were exercisable at a weighted average exercise price of approximately $13.19 per share with an estimated average exercise term of 4.5 years. The outstanding five year warrants have an expected life of five years.

The Company determined that the fair value of options and warrants granted under the 2006 and 2004 Plans during the years ended December 31, 2008, 2007 and 2006 was approximately $1.2 million, $1.6 million, $843,000, respectively. During the years ended December 31, 2008, 2007 and 2006, approximately $1.0 million, $1.1 million and $618,000 of share-based cost was expensed, respectively. As of December 31, 2008, there was $1.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.6 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2008:

	2008	2007	2006
Expected Volatility	23%	24%	24%
Expected Dividends	8%-10%	8%	8%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	2.27%-3.18%	4.29 -4.92%	4.53 -5.05%

7. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year ended December 31,
(in thousands, except per share data)	2008	2007	2006
Net increase in net assets resulting from operations	$20,995	$42,409	$11,384
Weighted average common shares outstanding	32,619	28,295	13,352
Change in net assets per common share—basic	$0.64	$1.50	$0.85

Net increase in net assets resulting from operations	$20,995	$42,409	$11,384
Weighted average common shares outstanding	32,619	28,295	13,352
Dilutive effect of warrants, stock options and restricted stocks	—	92	175

Weighted average common shares outstanding, assuming dilution	32,619	28,387	13,527
Change in net assets per common share—assuming dilution	$0.64	$1.49	$0.84

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2008, 2007 and 2006, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 3,844,000; 2,217,000; and 2,142,000 shares, respectively.

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

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $80,000, $22,000 and $12,000, respectively, in brokerage commissions during the years ended December 31, 2008, 2007 and 2006, respectively.

9. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at December 31, 2008 totaled approximately $82.0 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $957,000; 749,000; and $380,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Future commitments under the credit facility and operating leases were as follows at December 31, 2008:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	2009	2010	2011	2012	2013	Thereafter
Borrowings(3)	$216,782	$89,582	$—	$—	$—	$—	$127,200
Operating Lease Obligations(4)	4,703	998	991	967	952	795	—

Total	$221,485	$90,580	$991	$967	$952	$795	$127,200

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 3.
(3)	Includes borrowings under the Credit Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility at December 31, 2008.
(4)	Long-term facility leases.

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

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For the years ended December 31, 2008 and 2007, the Company’s ten largest portfolio companies represented approximately 33.6% and approximately 33.7%, respectively, of the total fair value of its investments. At December 31, 2008, we had six equity investments which represented 43.8% of the total fair value of its equity investments and each represents 5% or more of the total fair value of such investments. At December 31, 2007, we had five equity investments representing approximately 50.0% of the total fair value of our equity investments and each represents 5% or more of the total fair value of such investments.

12. Financial Highlights

Following is a schedule of financial highlights for four years ended December 31, 2008 and the period from February 2, 2004 to December 31, 2004

	For the Years Ended December 31,				Period from February 2, 2004 (commencement of operations) to December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Per share data:
Net asset value at beginning of period	$12.31	$11.65	$11.67	$12.18	$13.19	(1)
Net investment income (loss)	1.23	1.15	0.78	0.18	(0.99)
Net realized gain (loss) on investments	0.07	0.09	(0.12)	0.07	—
Net unrealized appreciation (depreciation) on investments	(0.66)	0.26	0.19	0.05	—

Total income (loss) from investment operations	0.64	1.50	0.85	0.30	(0.99)
Net increase (decrease) in net assets from capital share transactions	(0.12)	0.32	0.28	(0.82)	(0.35	)(2)
Distributions	(1.32)	(1.20)	(1.20)	(0.03)	—
Stock-based compensation expense included in investment income(3)	0.05	0.04	0.05	0.04	0.33

Net asset value at end of period	$11.56	$12.31	$11.65	$11.67	$12.18

Ratios and supplemental data:
Per share market value at end of period(4)	$7.92	$12.42	$14.25	11.99	$—
Total return(5)(6)	(25.60)%	(4.42)%	28.86%	(7.58)%	N/A
Shares outstanding at end of period	33,096	32,541	21,927	9,802	2,059
Weighted average number of common shares outstanding	32,619	28,295	13,352	6,939	1,187
Net assets at end of period	$382,458	$400,737	$255,413	$114,352	$25,078
Ratio of operating expense to average net assets	8.85%	6.46%	13.11%	11.57%	8.81	%(7)
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.86%	9.81%	7.93%	1.93%	7.95	%(7)
Average debt outstanding	$196,928	$66,334	$77,795	$20,285	$—
Weighted average debt per common share	$6.00	$2.34	$5.83	$2.92	$—
Portfolio turnover	3.39%	0.42%	1.50%	0.60%	0.00%

(1)	On June 29, 2004, the Company completed its sale of common stock in a private placement at $15.00 per share ($13.19 per share net of offering costs).
(2)	Immediately after the sale of common stock in June 2004, 600 convertible preferred shares were converted into 125,000 units.
(3)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123R, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(4)	The Company completed the initial public offering of its common stock in June 2005, therefore, no market value data is presented as of December 31, 2004.
(5)	The total return for the period ended December 31, 2008, 2007 and 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(6)	The total return for the period ended December 31, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005; prior to that date shares were issued in private placements.
(7)	Not annualized.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended December 31, 2008. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/08	6/30/08	9/30/08	12/31/08
Total investment income	$15,600	$19,022	$19,248	$21,963
Net investment income before provision for income taxes and investment gains and losses	9,000	9,972	9,992	11,015
Net income (loss)	11,037	8,358	12,538	(10,939)
Net income (loss) per common share (basic)	$0.34	$0.25	$0.38	$(0.33)

	Quarter Ended
	3/31/07	6/30/07	9/30/07	12/31/07
Total investment income	$9,679	$13,275	$15,141	$15,790
Net investment income before provision for income taxes and investment gains and losses	5,225	7,240	10,044	9,981
Net income	6,331	8,270	7,178	20,632
Net income per common share (basic)	$0.28	$0.33	$0.22	$0.63

14. Subsequent Events

Dividend Declaration

On February 12, 2009, the Board of Directors announced a dividend of $0.32 per share to shareholders of record as of February 23, 2008 and payable on March 30, 2009. In accordance with the Internal Revenue Procedure released in January 2009, our Board of Directors determined that 90% of the dividend will be paid in newly issued shares of common stock and no more than 10% of the dividend will be paid in cash. The total dividend distribution is expected to be approximately $10.6 million.

The market value per share of common stock used to compute the stock dividend (the” Dividend Share Value”) will be the volume weighted average price per share of HTGC’s common stock for the three business day period of March 23, March 24 and March 25, 2009. Because the Dividend Share Value of shares to be distributed will be determined subsequent to the filing of our Annual Report on Form 10-K, we do not know the actual number of shares we will issue to satisfy the dividend. Accordingly, we have not reflected these changes in our capital structure retroactively in these financial statements.

Impact of Enacted American Recovery and Reinvestment Act of 2009

The recently enacted American Recovery and Reinvestment Act of 2009 (Stimulus Bill) contains provisions to increase the borrowing capacity of participants in the Small Business Investment Company (SBIC) program. The Stimulus Bill will benefit our SBIC subsidiary, HT II, by providing an estimated additional $13.0 million of leverage for future investment activities. We estimate that these provisions will increase HT II’s maximum amount of SBIC leverage capacity to $150.0 million from the prior maximum amount of approximately $137.1 million (as adjusted annually based upon changes in the Consumer Price Index). Also included in the new Stimulus Bill is another key provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of $75.0 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary). Hercules anticipates filing for its potential second SBIC license upon final clarification from the SBA on the application process.

Portfolio Company Events

In January 2009, Roche completed its acquisition of Memory Pharmaceuticals, providing Hercules with approximately $12.0 million of early principal repayment. This early repayment combined with the normal principal received in January allowed Hercules to further reduce it liability under the Credit Facility by approximately $18.7 million, bringing the balance outstanding to approximately $70.9 million as of January 31, 2009.

Hercules’ portfolio company, Transcept Pharmaceuticals (NASDAQ: TSPT), announced completion of its merger with Novacea, Inc. on February 2, 2009. Hercules received full principal repayment of approximately $2.7 million outstanding to this specialty pharmaceutical company.

Guava Technologies announced on February 2, 2009, that it has entered into an agreement to be acquired by Millipore Corp., a San Francisco Bay Area biotechnology company, for approximately $22.6 million. Hercules received full principal repayment of the loan made to Guava Technologies.

Reduction in Workforce

During the first quarter of 2009, we completed a reduction in force of five individuals, or approximately 11.0% of our work force. This reduction is expected to represent an annual cost savings of approximately $800,000 to the Company.

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

Management’s annual report on internal control over financial reporting is set forth under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” in this Annual Report which is included on page 74.

b. Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c. Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “PROPOSAL I: ELECTION OF DIRECTORS,” “INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” and “CERTAIN RELATIONSHIPS AND TRANSACTIONS.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11. Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our 2009 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers and Directors” in our 2009 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our 2009 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Auditors” in our 2009 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the consolidated financial statements of Hercules Technology Growth Capital, Inc., including the consolidated schedule of investments, as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 9, 2009 (included elsewhere in the Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

March 9, 2009

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

		Year Ended December 31, 2008
Portfolio Company (in thousands)	Investment(1)	Amount of Interest or Dividends Credited to Income(2)	As of December 31, 2007 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2008 Fair Value
Affiliate Investments
E-band Communications, Inc.	Preferred Stock	$—	$2,000	$—	$(1,096)	$904
Proficiency, Inc.	Senior Debt	138	1,497	—	(1,497)	—
	Preferred Stock Warrants	—	—	—	—	—
	Preferred Stock	—	750	—	(750)	—
Peerless Network LLC	Senior Debt	127	—	1,318	—	1,318
	Preferred Stock Warrants	—	—	95	(95)	—
	Preferred Stock	—	—	1,000	(1,000)	—

Total Affiliate Investments		$265	$4,247	2,413	$(4,438)	$2,222

(1)	Preferred stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2008.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was an affiliate investment (5% to 25% owned).
(3)	Gross additions include increases in investments resulting from new portfolio company investments, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities.
(4)	Gross reductions include decreases in investments resulting from the exchange of one or more existing securities for one or more new securities and net increases in unrealized depreciation or net decreases in unrealized appreciation.

3. Exhibits

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(8)

3(b)	Amended and Restated Bylaws.(8)

3(c)	Articles of Amendment.(7)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.(1)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.(2)

4(d)	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.(1)

4(e)	Registration Rights Agreement dated March 2, 2006 between the Company and affiliates of Farallon Management, L.L.C.(3)

10(a)	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(b)	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.(2)

10(g)	Indenture between Hercules Funding Trust I & U.S. Bank National Association dated as of August 1, 2005.(2)

10(h)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.(2)

10(i)	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2007 Amendment and Restatement).(10)

10(j)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 amendment and Restatement).(11)

10(k)	Form of Custody Agreement between the Company and Union Bank of California.(8)

10(l)*	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.

10(m)	Subscription Agreement by and among the Company and the subscribers named therein dated March 2, 2006.(17)

10(n)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(o)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(8)

Exhibit Number	Description
10(p)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(8)

10(q)	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(r)	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).(9)

10(s)	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.(8)

10(t)	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.(8)

10(u)	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein.(8)

10(v)	Lease Agreement dated June 13, 2006 between the Company and 400 Hamilton Associates.(4)

10(w)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of July 28, 2006.(5)

10(x)	Second Omnibus Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated December 6, 2006.(6)

10(y)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated March 30, 2007.(13)

10(z)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 2, 2007.(14)

10(aa)	Fourth Amendment to the Warrant Participation Agreement dated as of May 2, 2007.(15)

10(bb)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 2, 2007.(15)

10(cc)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 7, 2008.(16)

10(dd)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 7, 2008.(16)

10(ee)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC dated August 25, 2008.(18)

10(ff)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated August 25, 2008.(18)

10(gg)*	Form of SBA Debenture.

Exhibit Number	Description
14	Code of Ethics.(8)

21*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed June 8, 2005 (Registration No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.
(3)	Previously filed as part of a Form 8-K filed with the Commission on March 2, 2006.
(4)	Previously filed as part of a Form 8-K filed with the Commission on June 13, 2006.
(5)	Previously filed as part of a Form 8-K filed with the Commission on July 28, 2006.
(6)	Previously filed as part of a Form 8-K filed with the Commission on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed March 9, 2007.
(8)	Previously filed as part of a Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on February 22, 2005.
(10)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed June 22, 2007.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed May 5, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403) to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 16, 2009	By:	/S/ MANUEL A. HENRIQUEZ

Manuel A. Henriquez Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 16, 2009.

Signature	Title	Date

/s/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 16, 2009

/s/ DAVID M. LUND	Chief Financial Officer (principal financial and accounting officer)	March 16, 2009
David M. Lund

/s/ ALLYN C. WOODWARD, JR.	Director	March 16, 2009
Allyn C. Woodward, Jr.

/s/ JOSEPH W. CHOW	Director	March 16, 2009
Joseph W. Chow

/s/ ROBERT P. BADAVAS	Director	March 16, 2009
Robert P. Badavas

EXHIBIT INDEX

Exhibit Number	Descriptionss

10(l)	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.

10(gg)	Form of SBA Debenture.

21	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.