Form 10-Q
period 2009-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2009-05-11
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

On May 8, 2009, there were 35,326,894 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	March 31, 2009 (unaudited)	December 31, 2008
Assets
Investments:
Non-affiliate investments (cost of $542,464 and $583,592)	$531,027	$579,079
Affiliate investments (cost of $7,421 and $8,756)	1,754	2,222

Total investments, at value (cost of $549,885 and $592,348 respectively)	532,781	581,301
Deferred loan origination revenue	(5,396)	(6,871)
Cash and cash equivalents	7,884	17,242
Interest receivable	7,961	8,803
Other assets	7,042	8,197

Total assets	550,272	608,672
Liabilities
Accounts payable and accrued liabilities	3,975	9,432
Short-term credit facility	—	89,582
Long-term credit facility	32,751	—
Long-term SBA Debentures	127,200	127,200

Total liabilities	163,926	226,214

Net assets	$386,346	$382,458

Net assets consist of:
Common stock, par value	$35	$33
Capital in excess of par value	405,755	395,760
Unrealized appreciation (depreciation) on investments	(17,227)	(11,297)
Accumulated realized gains on investments	2,760	3,906
Distributions in excess of investment income	(4,977)	(5,944)

Total net assets	$386,346	$382,458

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	35,325	33,096

Net asset value per share	$10.94	$11.56

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc. (0.54%)*	Drug Discovery	Senior Debt Matures January 2011 Interest rate 10.25%	$1,385	$1,367	$1,367
		Preferred Stock Warrants		69	600
		Preferred Stock Warrants		35	113
Acceleron Pharmaceuticals, Inc. (0.44%)		Preferred Stock		1,243	1,691

Total Acceleron Pharmaceuticals, Inc.				2,714	3,771

Aveo Pharmaceuticals, Inc. (4.13%)	Drug Discovery	Senior Debt Matures November 2011 Interest rate 11.13%	$15,000	14,918	14,918
		Preferred Stock Warrants		190	752
		Preferred Stock Warrants		104	223
		Preferred Stock Warrants		24	76

Total Aveo Pharmaceuticals, Inc.				15,236	15,969

Dicerna Pharmaceuticals, Inc. (0.51%)	Drug Discovery	Senior Debt Matures April 2012 Interest rate Prime + 9.20%	$2,000	1,836	1,836
		Preferred Stock Warrants		164	153

Total Dicerna Pharmaceuticals, Inc.				2,000	1,989

Elixir Pharmaceuticals, Inc. (2.86%)	Drug Discovery	Senior Debt Matures January 2012 Interest rate Prime + 9.25%	$11,000	11,000	11,000
		Preferred Stock Warrants		217	66

Total Elixir Pharmaceuticals, Inc.				11,217	11,066

EpiCept Corporation (0.10%)	Drug Discovery	Common Stock Warrants		31	163
		Common Stock Warrants		40	210
Epicept Corporation (0.04%)		Common Stock		22	143

Total EpiCept Corporation				93	516

Horizon Therapeutics, Inc. (1.76%)	Drug Discovery	Senior Debt Matures July 2011 Interest rate Prime + 1.50%	$6,755	6,625	6,625
		Preferred Stock Warrants		231	204

Total Horizon Therapeutics, Inc.				6,856	6,829

Inotek Pharmaceuticals Corp. (0.31%)	Drug Discovery	Preferred Stock		1,500	1,211

Total Inotek Pharmaceuticals Corp.				1,500	1,211

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Merrimack Pharmaceuticals, Inc. (0.16%)	Drug Discovery	Preferred Stock Warrants		$155	$599
Merrimack Pharmaceuticals, Inc. (0.68%)		Preferred Stock		2,000	2,610

Total Merrimack Pharmaceuticals, Inc.				2,155	3,209

Paratek Pharmaceuticals, Inc. (0.03%)	Drug Discovery	Preferred Stock Warrants		137	98
Paratek Pharmaceuticals, Inc. (0.15%)		Preferred Stock		1,000	585

Total Paratek Pharmaceuticals, Inc.				1,137	683

Portola Pharmaceuticals, Inc. (2.77%)	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$10,417	10,417	10,417
		Preferred Stock Warrants		152	290

Total Portola Pharmaceuticals, Inc.				10,569	10,707
Recoly, N.V. (0.78%)(5)	Drug Discovery	Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$3,000	3,000	3,000

Total Recoly, N.V.				3,000	3,000

Total Drug Discovery (15.26%)				56,477	58,950

Affinity Videonet, Inc. (1.63%)(4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 4.50%	$3,761	3,742	3,742
		Senior Debt Matures June 2012 Interest rate Prime + 5.50%	$2,000	2,000	2,000
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 3.50%	$500	500	500
		Preferred Stock Warrants		74	45

Total Affinity Videonet, Inc.				6,316	6,287
E-band Communications, Inc. (0.23%)(6)	Communications & Networking	Preferred Stock		2,000	904

Total E-Band Communications, Inc.				2,000	904

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
IKANO Communications, Inc. (2.85%)	Communications & Networking	Senior Debt Matures January 2011 Interest rate 12.00%	$10,625	$10,625	$10,625
		Preferred Stock Warrants		45	148
		Preferred Stock Warrants		73	231

Total IKANO Communications, Inc.				10,743	11,004

Kadoink, Inc. (0.19%)	Communications & Networking	Senior Debt Matures April 2011 Interest rate Prime + 2.00%	$1,695	1,657	753
		Preferred Stock Warrants		73	—
Kadoink, Inc. (0.00%)		Preferred Stock		250	—

Total Kadoink, Inc.				1,980	753

Neonova Holding Company (2.31%)	Communications & Networking	Senior Debt Matures September 2012 Interest rate Prime + 3.25%	$8,888	8,826	8,826
		Preferred Stock Warrants		94	93
Neonova Holding Company (0.06%)		Preferred Stock		250	239

Total Neonova Holding Company				9,170	9,158
Peerless Network, Inc. (0.13%)(6)	Communications & Networking	Preferred Stock Warrants		95	—
Peerless Network, Inc. (0.00%)		Preferred Stock		1,000	500

Total Peerless Network, Inc.				1,095	500

Ping Identity Corporation (0.05%)	Communications & Networking	Preferred Stock Warrants		52	178

Total Ping Identity Corporation				52	178

Purcell Systems, Inc. (1.69%)	Communications & Networking	Revolving Line of Credit Matures July 2009 Interest rate Prime + 2.75%	$6,000	6,000	6,000
		Preferred Stock Warrants		123	569

Total Purcell Systems, Inc.				6,123	6,569
Rivulet Communications, Inc. (0.49%)(4)	Communications & Networking	Senior Debt Matures March 2010 Interest rate Prime + 8.00%	$1,867	1,771	1,771
		Preferred Stock Warrants		146	107
Rivulet Communications, Inc. (0.02%)		Preferred Stock		250	58

Total Rivulet Communications, Inc.				2,167	1,936

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Seven Networks, Inc. (2.39%)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 6.00%	$5,716	$5,664	$5,664
		Revolving Line of Credit Matures September 2009 Interest rate Prime + 5.00%	$3,000	3,000	3,000
		Preferred Stock Warrants		174	575

Total Seven Networks, Inc.				8,838	9,239

Stoke, Inc. (0.61%)	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$493	469	469
		Senior Debt Matures August 2010 Interest rate 10.05%	$984	984	984
		Senior Debt Matures August 2010 Interest rate 7.30%	$812	812	812
		Preferred Stock Warrants		53	84

Total Stoke, Inc.				2,318	2,349

Tectura Corporation (6.36%)	Communications & Networking	Senior Debt Matures June 2011 Interest rate LIBOR + 10.75%	$6,784	7,022	7,022
		Revolving Line of Credit Matures April 2010 Interest rate LIBOR + 10.75%	$17,507	17,507	17,507
		Preferred Stock Warrants		51	61

Total Tectura Corporation				24,580	24,590
Wireless Channels, Inc. (2.40%)(4)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 4.25%	$10,000	10,462	8,462
		Senior Debt Matures April 2010 Interest rate Prime + 0.50%%	$665	665	665
		Preferred Stock Warrants		155	155

Total Wireless Channels, Inc.				11,282	9,282

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Zayo Bandwidth, Inc. (6.37%)	Communications & Networking	Senior Debt Matures November 2013 Interest rate Libor + 5.25%	$25,000	$25,000	$24,563

Total Zayo Bandwith, Inc.				25,000	24,563

Total Communications & Networking (27.78%)				111,664	107,312

Atrenta, Inc. (2.22%)(4)	Software	Senior Debt Matures January 2010 Interest rate 11.50%	$2,345	2,322	2,322
		Revolving Line of Credit Matures October 2009 Interest rate Prime + 2.00%	$6,000	6,000	6,000
		Preferred Stock Warrants		102	167
		Preferred Stock Warrants		34	55
		Preferred Stock Warrants		95	61
Atrenta, Inc. (0.04%)		Preferred Stock		250	164

Total Atrenta, Inc.				8,803	8,769

Blurb, Inc. (1.58%)	Software	Senior Debt Matures December 2009 Interest rate 9.55%	$1,100	1,094	1,094
		Senior Debt Matures June 2011 Interest rate Prime + 3.50%	$4,836	4,631	4,631
		Preferred Stock Warrants		25	237
		Preferred Stock Warrants		299	136

Total Blurb, Inc.				6,049	6,098
Braxton Technologies, LLC. (1.85%)(4)	Software	Senior Debt Matures July 2012 Interest rate 13.00%	$6,996	6,972	6,972
		Preferred Stock Warrants		188	160

Total Braxton Technologies, LLC.				7,160	7,132

Bullhorn, Inc. (0.06%)	Software	Preferred Stock Warrants		43	215

Total Bullhorn, Inc.				43	215

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cittio, Inc. (0.16%)	Software	Senior Debt Matures May 2010 Interest rate 11.00%	$610	$604	$604
		Preferred Stock Warrants		53	—

Total Cittio, Inc.				657	604

Clickfox, Inc. (1.16%)	Software	Senior Debt Matures September 2011 Interest rate Prime + 5.00%	$2,500	2,379	2,379
		Revolving Line of Credit Matures July 2009 Interest rate Prime + 4.00%	$2,000	2,000	2,000
		Preferred Stock Warrants		163	105

Total Clickfox, Inc.				4,542	4,484

Forescout Technologies, Inc. (0.32%)	Software	Senior Debt Matures August 2009 Interest rate 11.15%	$612	605	605
		Revolving Line of Credit Matures April 2009 Interest rate Prime + 2.25%	$500	500	500
		Preferred Stock Warrants		99	117

Total Forescout Technologies, Inc.				1,204	1,222

GameLogic, Inc. (0.00%)	Software	Preferred Stock Warrants		92	1

Total GameLogic, Inc.				92	1

Gomez, Inc. (0.09%)	Software	Preferred Stock Warrants		35	331

Total Gomez, Inc.				35	331

HighJump Acquisition, LLC. (3.88%)	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc. (0.01%)	Software	Preferred Stock Warrants		44	45

Total HighRoads, Inc.				44	45
Infologix, Inc. (5.37%)(4)	Software	Senior Debt Matures May 2012 Interest rate Prime + 9.75%	$11,700	11,759	11,759
		Revolving Line of Credit Matures November 2009 Interest rate Prime + 7.75%	$9,000	9,000	9,000

Total Infologix, Inc.				20,759	20,759

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Intelliden, Inc. (0.30%)	Software	Senior Debt Matures March 2010 Interest rate 13.20%	$1,138	$1,133	$1,133
		Preferred Stock Warrants		18	32

Total Intelliden, Inc.				1,151	1,165
Proficiency, Inc. (0.09%)(5)(6)(7)	Software	Senior Debt Matures August 2012 Interest rate 8.00%	$1,480	1,480	350
		Preferred Stock Warrants		96	—
Proficiency, Inc. (0.00%)		Preferred Stock		2,750	—

Total Proficiency, Inc.				4,326	350

PSS Systems, Inc. (0.53%)	Software	Senior Debt Matures May 2010 Interest rate 11.48%	$1,996	1,981	1,981
		Preferred Stock Warrants		51	79

Total PSS Systems, Inc.				2,032	2,060

Rockyou, Inc. (0.65%)	Software	Senior Debt Matures May 2011 Interest rate Prime + 2.50%	$2,495	2,433	$2,433
		Preferred Stock Warrants		117	94

Total Rockyou, Inc.				2,550	2,527
Savvion, Inc. (1.29%)(4)	Software	Senior Debt Matures February 2011 Interest rate Prime + 7.75%	$3,349	3,297	3,297
		Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.75%	$1,500	1,500	1,500
		Preferred Stock Warrants		52	169

Total Savvion, Inc.				4,849	4,966

Sportvision, Inc. (0.02%)	Software	Preferred Stock Warrants		39	76

Total Sportvision, Inc.				39	76

WildTangent, Inc. (0.01%)	Software	Preferred Stock Warrants		238	48

Total WildTangent, Inc.				238	48

Total Software (19.63%)				79,573	75,852

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Luminus Devices, Inc. (3.08%)	Electronics & Computer Hardware	Senior Debt Matures June 2011 Interest rate 12.875%	$11,796	$11,810	$11,810
		Preferred Stock Warrants		183	16
		Preferred Stock Warrants		84	8
		Preferred Stock Warrants		333	62

Total Luminus Devices, Inc.				12,410	11,896

Maxvision Holding, LLC. (2.65%)	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,000	5,000
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$5,042	5,264	5,264
Maxvision Holding, LLC. (0.07%) (4)		Common Stock		81	283

Total Maxvision Holding, LLC				10,345	10,547

Shocking Technologies, Inc. (0.83%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 9.75%	$199	174	174
		Senior Debt Matures December 2010 Interest rate 7.50%	$2,971	2,971	2,971
		Preferred Stock Warrants		63	50

Total Shocking Technologies, Inc.				3,208	3,195

SiCortex, Inc. (0.63%)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.70%	$6,525	6,447	2,422
		Preferred Stock Warrants		165	—

Total SiCortex, Inc.				6,612	2,422

Spatial Photonics, Inc. (0.86%)	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$2,918	2,861	2,861
		Senior Debt Mature April 2011 Interest rate 9.217%	$291	291	291
		Preferred Stock Warrants		131	175
Spatial Photonics, Inc. (0.08%)		Preferred Stock		500	292

Total Spatial Photonics Inc.				3,783	3,620

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
VeriWave, Inc. (0.58%)	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$2,127	$2,108	$2,108
		Preferred Stock Warrants		54	107
		Preferred Stock Warrants		46	36

Total VeriWave, Inc.				2,208	2,251

Total Electronics & Computer Hardware (8.78%)				38,566	33,931

Aegerion Pharmaceuticals, Inc. (2.05%)(4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50%	$7,525	7,525	7,525
		Covertible Senior Debt Matures December 2009 Interest rate Prime + 2.50%	$178	178	178
		Preferred Stock Warrants		69	215
Aegerion Pharmaceuticals, Inc. (0.26%)(4)		Preferred Stock		1,000	1,000

Total Aegerion Pharmaceuticals, Inc.				8,772	8,918

Panacos Pharmaceuticals, Inc. (0.00%)	Specialty Pharmaceuticals	Common Stock Warrants		876	5
Panacos Pharmaceuticals, Inc. (0.00%)		Common Stock		410	6

Total Panacos Pharmaceuticals, Inc.				1,286	11

Quatrx Pharmaceuticals Company (5.20%)	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90%	$20,000	19,795	19,795
		Covertible Senior Debt Matures May 2009 Interest rate Prime + 2.50%	$82	82	82
		Preferred Stock Warrants		220	109
		Preferred Stock Warrants		308	94
Quatrx Pharmaceuticals Company (0.19%)		Preferred Stock		750	750

Total Quatrx Pharmaceuticals Company				21,155	20,829

Total Specialty Pharmaceuticals (7.7%)				31,213	29,759

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Annie’s, Inc. (1.57%)	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50%	$6,000	$5,882	$5,882
		Preferred Stock Warrants		321	194

Total Annie’s, Inc.				6,203	6,076
IPA Holdings, LLC. (4.47%)(4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 3.50%	$10,000	10,000	10,000
		Senior Debt Matures May 2013 Interest rate Prime + 6.00%	$6,500	6,632	6,632
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 2.50%	$600	600	600
IPA Holding, LLC.(0.12%)		Common Stock		500	447

Total IPA Holding, LLC.				17,732	17,679

Market Force Information, Inc. (0.02%)	Consumer & Business Products	Preferred Stock Warrants		24	94
Market Force Information, Inc. (0.1%)		Preferred Stock		500	411

Total Market Force Information, Inc.				524	505
OnTech Operations, Inc. (0.00%)	Consumer & Business Products	Senior Debt Matures December 2009 Interest rate 16.00%	$106	106	—
		Preferred Stock Warrants		452	—
		Preferred Stock Warrants		218	—
OnTech Operations, Inc. (0.00%)		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,776	—

Wageworks, Inc. (0.24%)	Consumer & Business Products	Preferred Stock Warrants		252	911
Wageworks, Inc. (0.07%)		Preferred Stock		250	289

Total Wageworks, Inc.				502	1,200

Total Consumer & Business Products (6.59%)				26,737	25,460

Custom One Design, Inc. (0.17%)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$660	665	665
		Common Stock Warrants		18	—

Total Custom One Design, Inc.				683	665

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Enpirion, Inc. (1.86%)	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 2.00%	$7,263	$7,179	$7,179
		Preferred Stock Warrants		157	8

Total Enpirion, Inc.				7,336	7,187

iWatt Inc. (0.09%)	Semiconductors	Preferred Stock Warrants		46	38
		Preferred Stock Warrants		51	17
		Preferred Stock Warrants		73	20
		Preferred Stock Warrants		459	278
iWatt Inc. (0.24%)		Preferred Stock		490	865

Total iWatt Inc.				1,119	1,218
NEXX Systems, Inc. (1.66%)(4)	Semiconductors	Senior Debt Matures March 2010 Interest rate Prime + 3.50%	$2,157	2,105	2,105
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.00%	$4,150	4,150	4,150
		Preferred Stock Warrants		165	172

Total NEXX Systems, Inc.				6,420	6,427
Quartics, Inc. (0.07%)(7)	Semiconductors	Senior Debt Matures August 2010 Interest rate 8.80%	$613	589	275
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				642	275

Solarflare Communications, Inc. (0.09%)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$400	363	363
		Common Stock Warrants		83	—
Solarflare Communications, Inc. (0.00%)		Common Stock		641	3

Total Solarflare Communications, Inc.				1,087	366

Total Semiconductors (4.18%)				17,287	16,138

Labopharm USA, Inc. (5.37%)(5)	Drug Delivery	Senior Debt Matures December 2011 Interest rate 10.95%	$20,000	19,640	19,640
		Common Stock Warrants		458	803
		Common Stock Warrants		143	287

Total Labopharm USA, Inc.				20,241	20,730

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transcept Pharmaceuticals, Inc. (0.00%)(4)	Drug Delivery	Common Stock Warrants		$36	$2
		Common Stock Warrants		51	7
Transcept Pharmaceuticals, Inc. (0.03%)(4)		Common Stock		500	125

Total Transcept Pharmaceuticals, Inc.				587	134

Total Drug Delivery (5.40%)				20,828	20,864

BARRX Medical, Inc.(0.86%)	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$3,333	3,288	3,288
		Preferred Stock Warrants		63	42
BARRX Medical, Inc. (0.36%)		Preferred Stock		1,500	1,388

Total BARRX Medical, Inc.				4,851	4,718

EKOS Corporation (1.22%)	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$4,771	4,650	4,650
		Preferred Stock Warrants		174	41
		Preferred Stock Warrants		153	20

Total EKOS Corporation				4,977	4,711

Gelesis, Inc. (0.39%)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 5.65%	$1,500	1,480	1,480
		Preferred Stock Warrants		26	28

Total Gelesis, Inc.				1,506	1,508

Gynesonics, Inc. (0.03%)	Therapeutic	Preferred Stock Warrants		18	118
Gynesonics, Inc. (0.09%)		Preferred Stock		250	359

Total Gynesonics, Inc.				268	477

Light Science Oncology, Inc. (0.01%)	Therapeutic	Preferred Stock Warrants		99	28

Total Light Science Oncology, Inc.				99	28
Novasys Medical, Inc. (0.74%)(4)	Therapeutic	Senior Debt Matures February 2010 Interest rate 9.70%	$2,808	2,795	2,795
		Preferred Stock Warrants		71	54
		Preferred Stock Warrants		54	25
Novasys Medical, Inc.(0.12%)		Preferred Stock		556	444

Total Novasys Medical, Inc.				3,476	3,318

Power Medical Interventions, Inc. (0.00%)	Therapeutic	Common Stock Warrants		21	1

Total Power Medical Interventions, Inc.				21	1

Total Therapeutic (3.82%)				15,198	14,761

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cozi Group, Inc. (0.05%)	Internet Consumer & Business Services	Preferred Stock Warrants		$147	$185
Cozi Group, Inc. (0.06%)		Preferred Stock		177	226

Total Cozi Group, Inc.				324	411

Invoke Solutions, Inc. (0.22%)	Internet Consumer & Business Services	Senior Debt Matures November 2009 Interest rate Prime + 3.75%	$661	671	671
		Preferred Stock Warrants		56	143
		Preferred Stock Warrants		27	33

Total Invoke Solutions, Inc.				754	847

Prism Education Group Inc. (0.38%)	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$1,344	1,323	1,323
		Preferred Stock Warrants		43	117

Total Prism Education Group Inc.				1,366	1,440
RazorGator Interactive Group, Inc. (0.97%)(4)	Internet Consumer & Business Services	Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.00%	$3,000	3,000	3,000
		Preferred Stock Warrants		13	696
		Preferred Stock Warrants		29	83
RazorGator Interactive Group, Inc. (0.45%)		Preferred Stock		1,000	1,742

Total RazorGator Interactive Group, Inc.				4,042	5,521
Serious USA, Inc. (0.23%) (7)	Internet Consumer & Business Services	Senior Debt Matures Februrary 2011 Interest rate 14%	$2,454	2,407	907
		Preferred Stock Warrants		93	—

Total Serious USA, Inc.				2,500	907

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Spa Chakra, Inc. (2.59%)	Internet Consumer & Business Services	Senior Debt Matures June 2010 Interest rate 14.45%	$10,000	$10,001	$10,001

Total Spa Chakra, Inc.				10,001	10,001

Total Internet Consumer & Business Services (4.95%)				18,987	19,127

Lilliputian Systems, Inc. (1.14%)	Energy	Senior Debt Matures April 2010 Interest rate Prime + 6.00%	$4,324	4,259	4,259
		Preferred Stock Warrants		106	133
		Common Stock Warrants		48	0

Total Lilliputian Systems, Inc.				4,413	4,392

Total Energy (1.14%)				4,413	4,392

Active Response Group, Inc. (2.55%)	Information Services	Senior Debt Matures July 2011 Interest rate LIBOR + 6.55%	$6,355	6,321	6,321
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 14.00%	$3,500	3,500	3,500
		Common Stock Warrants		92	10
		Preferred Stock Warrants		46	9
Active Response Group, Inc. (0.03%)		Common Stock		105	105

Total Active Response Group, Inc.				10,064	9,945

Box.net, Inc. (0.36%)	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50%	$1,000	959	959
		Senior Debt Matures September 2011 Interest rate Prime + 0.50%	$400	400	400
		Preferred Stock Warrants		73	54

Total Box.net, Inc.				1,432	1,413

Buzznet, Inc. (0.00%)	Information Services	Preferred Stock Warrants		9	0
Buzznet, Inc. (0.02%)		Preferred Stock		250	74

Total Buzznet, Inc.				259	74

hi5 Networkss, Inc. (1.95%)	Information Services	Senior Debt Matures December 2010 Interest rate Prime + 2.5%	$2,658	2,658	2,658
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$4,983	4,888	4,888
		Preferred Stock Warrants		213	—

Total hi5 Networks, Inc.				7,759	7,546

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Jab Wireless, Inc. (3.90%)	Information Services	Senior Debt Matures November 2012 Interest rate Prime + 3.50%	$15,000	$14,860	$14,860
		Preferred Stock Warrants		265	207

Total Jab Wireless, Inc.				15,125	15,067

Solutionary, Inc. (1.49%)	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.50%	$3,880	4,144	4,144
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00%	$1,500	1,500	1,500
		Preferred Stock Warrants		94	121
		Preferred Stock Warrants		2	4
Solutionary, Inc. (0.04%)		Preferred Stock		250	173

Total Solutionary, Inc.				5,990	5,942

The Generation Networks, Inc. (1.48%)	Information Services	Senior Debt Matures December 2012 Interest rate 7.42%	$5,814	5,814	5,713
The Generation Networks, Inc. (0.13%)		Common Stock		500	498

Total The Generation Networks, Inc.				6,314	6,211

Visto Corporation	Information Services	Common Stock		603	603

Total Visto Corporation (0.16%)				603	603

Coveroo, Inc. (0.03%)	Information Services	Senior Debt Matures April 2010 Interest rate Prime + 9.75%	$110	108	108
		Preferred Stock Warrants		7	—

Total Coveroo, Inc.				115	108

Zeta Interactive Corporation (3.55%)	Information Services	Senior Debt Matures November 2012 Interest rate 9.50%	$5,781	5,693	5,693
		Senior Debt Matures November 2012 Interest rate 10.50%	$7,836	7,836	7,836
		Preferred Stock Warrants		172	187
Zeta Interactive Corporation (0.13%)		Preferred Stock		500	500

Total Zeta Interactive Corporation				14,201	14,216

Total Information Services (15.82%)				61,862	61,125

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Novadaq Technologies, Inc. (0.09%)	Diagnostic	Common Stock		1,626	351

Total Novadaq Technologies, Inc.				1,626	351

Optiscan Biomedical, Corp. (2.62%)	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$10,000	$9,598	$9,598
		Preferred Stock Warrants		760	521
Optiscan Biomedical, Corp. (0.78%)		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				13,358	13,119

Total Diagnostic (3.49%)				14,984	13,470

Kamada, LTD. (5.16%)(5)	Biotechnology Tools	Senior Debt Matures February 2012 Interest rate Prime + 2.9%	$20,000	19,610	19,610
		Common Stock Warrants		551	312

Total Kamada, LTD.				20,161	19,922

NuGEN Technologies, Inc. (0.59%)	Biotechnology Tools	Senior Debt Matures November 2010 Interest rate Prime + 3.45%	$1,365	1,341	1,341
		Senior Debt Matures November 2010 Interest rate Prime + 1.70%	$782	782	782
		Preferred Stock Warrants		45	159
		Preferred Stock Warrants		33	13
NuGEN Technologies, Inc. (0.08%)		Preferred Stock		500	305

Total NuGEN Technologies, Inc.				2,701	2,600
Solace Pharmaceuticals, Inc.(1.29%)(4)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25%	$5,000	4,911	4,911
		Preferred Stock Warrants		42	44
		Preferred Stock Warrants		54	46

Total Solace Pharmaceuticals, Inc.				5,007	5,001

Total Biotechnology Tools (7.12%)				27,869	27,523

Crux Biomedical, Inc. (0.00%)	Surgical Devices	Preferred Stock Warrants		37	—
Crux Biomedical, Inc. (0.01%)		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transmedics, Inc. (2.59%)(4)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25%	$10,000	$9,846	$9,846
		Preferred Stock Warrants		225	176

Total Transmedics, Inc.				10,071	10,022

Total Surgical Devices (2.60%)				10,358	10,048

Glam Media, Inc. (1.41%)	Media/Content/ Info	Revolving Line of Credit Matures April 2009 Interest rate Prime + 1.50%	$5,160	5,146	5,146
		Preferred Stock Warrants		482	283

Total Glam Media, Inc.				5,628	5,429
Waterfront Media Inc. (1.94%)(4)	Media/Content/ Info	Senior Debt Matures September 2010 Interest rate Prime + 3.00%	$2,199	2,181	2,181
		Revolving Line of Credit Matures October 2009 Interest rate Prime + 3.75%	$5,000	5,000	5,000
		Preferred Stock Warrants		60	327
Waterfront Media Inc. (0.29%)		Preferred Stock		1,000	1,132

Total Waterfront Media Inc.				8,241	8,640

Total Media/Content/Info (3.64%)				13,869	14,069

Total Investments (137.90%)				$549,885	$532,781

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $8,289, $27,537 and $19,248, respectively. The tax cost of investments is $552,029.
(3)	Except for warrants in five publicly traded companies and common stock in four publicly traded companies, all investments are restricted at March 31, 2009 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.
(7)	Debt is on non-accrual status at March 31, 2009, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2008

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transmedics, Inc. (2.61%)(5)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25%	$10,000	$9,814	$9,814
		Preferred Stock Warrants		224	173

Total Transmedics, Inc.				10,038	9,987

Total Surgical Devices (2.62%)				10,325	10,013

Glam Media, Inc. (2.18%)	Media/Content/Info	Revolving Line of Credit Matures April 2009 Interest rate Prime + 1.50%	$8,285	8,139	8,139
		Preferred Stock Warrants		483	209

Total Glam Media, Inc.				8,622	8,348

Waterfront Media Inc. (2.08%)(5)	Media/Content/Info	Senior Debt Matures September 2010 Interest rate Prime + 3.00%	$2,597	2,574	2,574

		Revolving Line of Credit Matures October 2009 Interest rate Prime + 1.25%	$5,000	5,000	5,000
		Preferred Stock Warrants		60	393
Waterfront Media Inc. (0.36%)		Preferred Stock		1,000	1,353

Total Waterfront Media Inc.				8,634	9,320

Total Media/Content/Info (4.62%)				17,256	17,668

Total Investments (151.99%)				$592,348	$581,301

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $7,976, $22,551 and $14,575, respectively. The tax cost of investments is $595,876.
(3)	Except for warrants in six publicly traded companies and common stock in three publicly traded companies, all investments are restricted at December 31, 2008 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt and warrant investments of this portfolio company have been pledged as collateral under the Credit Facility. Citigroup has an equity participation right on loans collateralized under the Credit Facility. The value of their participation right on unrealized gains in the related equity investments was approximately $498,000 at December 31, 2008 and is included in accrued liabilities and reduced the cumulative unrealized gain recognized by the Company at December 31, 2008.
(5)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(6)	Non-U.S. company or the company’s principal place of business is outside the United States.
(7)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.
(8)	Debt is on non-accrual status at December 31, 2008, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Investment income:
Interest	$17,976	$14,239
Fees	2,474	1,361

Total investment income	20,450	15,600

Operating expenses:
Interest	3,159	1,851
Loan fees	946	382
General and administrative	1,471	1,176
Employee Compensation:
Compensation and benefits	2,884	2,799
Stock-based compensation	432	392

Total employee compensation	3,316	3,191

Total operating expenses	8,892	6,600

Net investment income before investment gains and losses	11,558	9,000
Net realized gain (loss) on investments	(1,146)	2,958
Net increase (decrease) in unrealized appreciation on investments	(5,930)	(921)

Net realized and unrealized gain (loss)	(7,076)	2,037

Net increase in net assets resulting from operations	$4,482	$11,037

Net investment income before investment gains and losses per common share:
Basic	$0.35	$0.28

Diluted	$0.35	$0.28

Change in net assets per common share:
Basic	$0.14	$0.34

Diluted	$0.14	$0.34

Weighted average shares outstanding
Basic	32,775	32,629

Diluted	32,798	32,639

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

STATEMENT OF CHANGES IN NET ASSETS

(in thousands, except per share data)

	Common Stock		Capital in excess of par value	Unrealized Accumulated (Depreciation) on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2007	32,541	$33	$393,452	$10,129	$819	$(3,557)	$(139)	$400,737
Net increase (decrease) in net assets resulting from operations	—	—	—	(921)	2,958	9,000	—	11,037
Issuance of common stock	2	—	21	—	—	—	—	21
Issuance of common stock under restricted stock plan	225	—		—	—	—	—	—
Dividends declared	—	—	—	—	—	(9,763)	—	(9,763)
Stock-based compensation	—	—	402	—	—	—	—	402

Balance at March 31, 2008	32,768	$33	$396,623	$9,208	$3,777	$(4,320)	$(139)	$402,434

Balance at December 31, 2008	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458
Net increase (decrease) in net assets resulting from operations	—	—	—	(5,930)	(1,146)	11,558	—	4,482
Issuance of common stock	2	—	13	—	—	—	—	13
Issuance of common stock under restricted stock plan	306	—	—	—	—	—	—	—
Issuance of common stock dividend	1,921	2	9,530	—	—	—	—	9,532
Dividends declared	—	—	—	—		(10,591)	—	(10,591)
Stock-based compensation	—	—	452	—	—	—	—	452

Balance at March 31, 2009	35,325	$35	$405,755	$(17,227)	$2,760	$(4,635)	$(342)	$386,346

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

STATEMENT OF CASH FLOWS

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,482	$11,037
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(48,648)	(49,791)
Principal payments received on investments	91,690	48,875
Proceeds from sale of investments	1,239	3,757
Net unrealized appreciation (depreciation) on investments	5,930	921
Net realized gain on investments	1,146	(2,958)
Accretion of paid-in-kind principal	(411)	(184)
Accretion of loan discounts	(2,445)	(1,012)
Accretion of loan exit fees	(225)	(3)
Depreciation	91	60
Stock-based compensation	452	401
Common stock issued in lieu of Director compensation	13	21
Amortization of deferred loan origination revenue	(1,647)	(1,042)
Change in operating assets and liabilities:
Interest receivable	1,081	(443)
Prepaid expenses and other assets	1,036	117
Accounts payable	(330)	(174)
Income tax payable	(192)	(132)
Accrued liabilities	(4,915)	(3,489)
Deferred loan origination revenue	172	1,418

Net cash provided by operating activities	48,519	7,379
Cash flows from investing activities:
Purchases of capital equipment	(13)	(247)
Other long-term assets	25	—

Net cash provided by (used in) investing activities	12	(247)
Cash flows from financing activities:
Dividends paid	(1,060)	(9,763)
Borrowings of credit facilities	53,858	33,700
Repayments of credit facilities	(110,687)	(25,000)
Fees paid for credit facilities and debentures	—	(121)

Net cash provided by (used in) financing activities	(57,889)	(1,184)

Net increase (decrease) in cash	(9,358)	5,948
Cash and cash equivalents at beginning of period	17,242	7,856

Cash and cash equivalents at end of period	$7,884	$13,804

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

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities). We currently qualify as a RIC for federal income tax purposes, which allows us to avoid paying coporate income taxes on any income or gains that we distributed to our stock holders. The purpose of establishing these entities is to satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim period, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Valuation of Investments

Our investments are carried at fair value in accordance of 1940 Act and the Statement of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements (“FAS No. 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In accordance with FAS 157, the Company has considered the principal market, or the market in which it exits its portfolio investments with the greatest volume and level of activity. FAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company believes that the market participants for its investments are primarily other technology-related companies. Such participants acquire the Company’s investments in order to gain access to the underlying assets of the portfolio company. As such, the Company believes the estimated value of the collateral of the portfolio company, up to the initial cost of the investment, represents the fair value of the investment.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although the Company’s valuation policy is intended to provide a consistent basis for determining the fair value of portfolio investments. Unlike banks, the Company is not permitted to provide a general reserve for anticipated loan losses. Instead, the Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value.

As a business development company providing debt and equity capital primarily to technology-related companies, the Company invests primarily in illiquid securities including debt and equity-related securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, its valuation process requires an analysis of various factors that might be considered in a hypothetical secondary market. The Company’s valuation methodology includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

At March 31, 2009, approximately 97% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of FAS 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. The Company may consider, but is not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in its evaluation of the fair value of its investment. The Company has a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Assets at Fair Value as of March 31, 2009				Assets at Fair Value as of December 31, 2008
(in thousands) Description	Quoted Prices In Active Markets For Idendtial Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant UnobservableInputs (Level 3)	Total	Quoted Prices In Active Markets For Idendtial Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant UnobservableInputs (Level 3)	Total
Senior secured debt	$—	$—	$487,546	$487,546	$—	$—	$534,230	$534,230
Senior debt-second lien	—	—	5,882	5,882	—	—	5,824	5,824
Preferred stock	—	—	20,937	20,937	—	—	21,249	21,249
Common stock	624	—	1,941	2,565	221	—	1,894	2,115
Warrants	—	1,791	14,060	15,851	—	2,931	14,952	17,883

	$624	$1,791	$530,366	$532,781	$221	$2,931	$578,149	$581,301

The table below presents a reconciliation for all financial assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 and 2008:

Fair Value Measurements Using Significant Unobservable Inputs	Three months Ended March 31, 2009
(in thousands)
Balance at January 1, 2009	$578,149
Total gains or losses
Net realized gains/(losses)(1)	(20)
Net change in unrealized appreciation or depreciation(2)	(5,125)
Purchases, repayments, and exits, net	(42,351)
Transfer in and/or out of level 3	(287)

Balance at March 31, 2009	$530,366

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$(5,125)

Fair Value Measurements Using Significant Unobservable Inputs	Three Months Ended March 31, 2008
(in thousands)
Balance at January 1, 2008	$522,740
Total gains or losses
Net realized gains/(losses)(1)	(167)
Net change in unrealized appreciation or depreciation(2)	1,659
Purchases, repayments, and exits, net	1,532
Transfer in and/or out of level 3	—

Balance at March 31, 2008	$525,764

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$1,659

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

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

At March 31, 2009 and December 31, 2008, the Company had investments in three portfolio companies deemed to be Affiliates. Income derived from these investments was less than $500,000 since these investments became Affiliates.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of March 31, 2009 and December 31, 2008 at fair value is shown as follows:

	March 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$398,652	74.9%	$445,574	76.6%
Senior secured debt	104,551	19.6	106,266	18.2
Preferred stock	20,937	3.9	21,249	3.8
Senior debt-second lien with warrants	6,076	1.1	6,097	1.0
Common Stock	2,565	0.5	2,115	0.4

	$532,781	100.0%	$581,301	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	March 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$488,779	91.7%	$537,470	92.5%
Canada	20,730	3.9	21,210	3.6
Israel	20,272	3.8	19,621	3.4
Netherlands	3,000	0.6	3,000	0.5

	$532,781	100.0%	$581,301	100.0%

The following table shows the fair value of our portfolio by industry sector at March 31, 2009 and December 31, 2008 (excluding unearned income):

	March 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$107,312	20.1%	$118,133	20.3%
Software	75,854	14.2	80,885	13.9
Information services	61,125	11.5	63,533	10.9
Drug discovery	58,949	11.1	70,320	12.1
Electronics & computer hardware	33,931	6.4	40,481	7.0
Specialty pharmaceuticals	29,759	5.6	29,870	5.1
Biotechnology tools	27,524	5.2	29,124	5.0
Consumer & business products	25,460	4.8	25,250	4.3
Drug delivery	20,863	3.9	24,952	4.3
Internet consumer & business services	19,127	3.6	19,759	3.4
Semiconductors	16,138	3.0	17,766	3.1
Therapeutic	14,761	2.8	15,661	2.7
Media/Content/Info	14,069	2.6	17,667	3.1
Diagnostic	13,470	2.5	13,494	2.3
Surgical Devices	10,048	1.9	10,013	1.7
Energy	4,391	0.8	4,393	0.8

	$532,781	100.0%	$581,301	100.0%

During the three-month periods ended March 31, 2009 and 2008, the Company made investments in debt securities totaling approximately $48.6 million and $49.1 million, respectively. The Company did not fund any equity investment for the three months ended March 31, 2009. For the three months ended March 31, 2008, the Company made equity investments of approximately $700,000.

During the three-month periods ended March 31, 2009, the Company recognized realized gains of approximately $700,000 primarily from the sale of common stock of one biotech company and sale of preferred stock in one medical device company . The Company recognized realized losses on warrants in the first quarter of 2009 of approximately $1.8 million from the sale of one drug discovery company, one software company and one medical device company. We received full payment on all of our debt investments with these portfolio companies. In the same period of 2008, the Company recognized realized gains of approximately $3.1 million and realized losses of approximately $566,000.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with Statement of Financial Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases (“FAS 91”). The Company had approximately $5.4 million and $6.9 million of unamortized fees at March 31, 2009 and December 31, 2008, respectively, and approximately $3.8 million and $3.6 million in exit fees receivable at March 31, 2009 and December 31, 2008, respectively. The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $477,000 and $186,000 in PIK income in the three-month period ended March 31, 2009 and 2008, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2009, approximately 73% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 26% of portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1% of portfolio company loan had a second lien facility. See “Part II—Item 1A—Risk Factors.”

3. Borrowings

Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. At the beginning of the quarter $ 89.6 million was outstanding under the Credit Facility. During the quarter, we paid off all remaining principal and interest owed under the Credit Facility using approximately $10.4 million from our regular principal and interest collection, approximately $36.7 million borrowing from Wells Facility and approximately $42.5 million from early payoffs. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250.0 million.

On May 7, 2008, the Company amended and renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the amended agreement, the Company paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% was charged on any unused portion of the facility. The Credit Facility was collateralized by loans from the Company’s investment in portfolio companies, and included an advance rate of approximately 45% of eligible loans. The Credit Facility contained covenants that, among other things, required the Company to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. On October 31, 2008, the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt was included in the Credit Facility collateral pool were to be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal were due and payable. During the amortization period, the Company no longer paid a non-use fee on the Credit Facility, although borrowings under the Credit Facility bore interest at a rate per annum equal to LIBOR plus 6.50% during the amortization period. On March 25, 2009, the Company paid off the entire remaining outstanding principal and interest on the Credit Facility in advance of the maturity date.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the quarter ended March 31, 2009, the Company recorded a reduction of the derivative liability related to this obligation and decreased its unrealized losses by approximately $20,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments was approximately $478,000 at March 31, 2009 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $920,000 under the warrant participation agreement thereby reducing its realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued to a single SBIC is $137.1 million. The maximum statutory limit is subject to periodic adjustments by the SBA. In February 2009, the Company invested $3.25 million in regulatory capital, which increased HT II regulatory capital to $68.55 million and submitted a commitment request to issue debentures up to $137.1 million, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. The Company’s request is currently pending. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $130.6 million of SBA guaranteed debentures, of which approximately $127.2 million was outstanding as of March 31, 2009. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725% and the additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by the SBA on March 25 at 4.62%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. The outstanding debt under the Wells Facility at March 31, 2009 was approximately $32.8 million.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $360 million. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of March 31, 2008 combined commitments from the Wells Fargo syndicate and the SBA totaled $180.6 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2009.

At March 31, 2009 and December 31, 2008, the Company had the following borrowing capacity and outstanding borrowings:

	March 31, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	32,751	50,000	—
SBA Debenture	130,600	127,200	130,600	127,200

Total	$180,600	$159,951	$270,182	$216,782

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

For the quarter ended March 31, 2009, the Company declared a distribution of $0.32 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of March 31, 2009, approximately 100% would be from ordinary income and spilt over earnings from 2008, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2009 distributions to shareholders will actually be.

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

At December 31, 2008, the Company recorded a provision for excise tax of approximately $203,000 on excess taxable income of approximately $5.0 million available for distribution to shareholders in 2009. Excess taxable income for 2008 represents ordinary income and capital gains.

Taxable income for three months ended March 31, 2009 was approximately $10.0 million or $0.30 per share including approximately $ 270,000 or approximately $ 0.01 per share from taxable net realized losses.

Taxable income for three months ended March 31, 2008 was approximately $9.6 million or $0.29 per share, excluding approximately $3.0 million or approximately $0.09 per share from net realized gains due to the sale of securities during the quarter.

In accordance with regulated investment company distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2008 before the Company files its 2008 tax return in September, 2009, and the Company must pay such dividends by December 31, 2009.

5. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In conjuction with a June 2004 private placement, the Company issued warrants to purchase one share of common stock within five years (the “Five year Warrants”). The exercise price of these warrants is $10.57, and the warrants will expire in June 2009.

A summary of activity in the Five Year Warrants initially attached to units issued for the three months ended March 31, 2009 and 2008 is as follows:

	2009	2008
Outstanding at January 1	283,614	371,937
Warrants issued	—	—
Warrants cancelled	—	—
Warrants exercised	—	—

Outstanding at March 31	283,614	371,937

Common stock subject to future issuance is as follows:

	March 31, 2009	March 31, 2008
Stock options and warrants	4,964,818	3,963,041
Warrants issued in June 2004	283,614	371,937

Common stock reserved	5,248,432	4,334,978

On February 12, 2009, the Board of Directors announced a dividend of $0.32 per share to shareholders of record as of February 23, 2008. In accordance with the Internal Revenue Procedure released in January 2009, our Board of Directors determined that 90% of the dividend would be paid in newly issued shares of common stock and no more than 10% of the dividend would be paid in cash. On March 30, 2009, we paid dividend approximately $1.1 million in cash and issued approximately 1.9 million common shares as a stock dividend in satisfaction of the dividend declared on February 12, 2009. The market value per share of common stock used to compute the stock dividend (the “Dividend Share Value”) is the volume weighted average price per share of HTGC’s common stock for the three business day period of March 23, March 24 and March 25, 2009.

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

During the three months ended March 31, 2009, there were no stock options granted or restricted stock awarded under the 2006 plan.

In conjunction with stock options issued in 2004, the Company issued warrants to purchase one share of common stock within five years. The warrants expire in June 2009.

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the three months ended March 31, 2009 and 2008 is as follows:

	2009		2008
	Common Stock Options	Five-Year Warrants	Common Stock Options	Five-Year Warrants
Outstanding at January 1	3,931,527	10,692	2,920,513	10,692
Granted	1,163,000	—	1,031,836	—
Exercised	—	—	—	—
Cancelled	140,401	—	—	—

Outstanding at March 31	4,954,126	10,692	3,952,349	10,692

Weighted-average exercise price at March 31	$10.75	$10.57	$13.17	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2009, options for approximately 2.6 million shares were exercisable at a weighted average exercise price of approximately $13.06 per share with a weighted average exercise term of 4.5 years. The outstanding five year warrants expire in June 2009.

The Company determined that the fair value of options granted under the 2004 Plan during the three-month periods ended March 31, 2009 and 2008 was approximately $447,000 and $1.0 million, respectively. During the three-month periods ended March 31, 2009 and 2008, approximately $251,000 and $327,000 of share-based cost was expensed, respectively. As of March 31, 2009, there was approximately $1.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.7 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three-month periods ended March 31, 2009 and 2008:

	2009	2008
Expected Volatility	32%	24%
Expected Dividends	10%	8%
Expected term (in years)	4.5	4.5
Risk-free rate	1.86%	2.27% - 2.69%

During the three months ended March 31, 2009, the Company granted approximately 306,500 shares of restricted stock pursuant to the 2004 Plan. Each restricted stock award is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stocks awarded in prior years are subject to a different vesting schedule whereby each restricted stock vests 25% of each year for four years annually. The value of the restricted stock was determined to be the Company’s closing price on March 17, 2009, the date of the grant. During the three months ended March 31, 2009 and March 31, 2008, the Company recognized compensation expense related to restricted stock of approximately $201,000 and $74,000.

7. Change in Net Assets per Share

In 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and it became effective for us beginning January 1, 2009. Under this FSP, unvested awards of share-based payments with nonforfeitable rights to receive dividends or dividend equivalents, such as our restricted stock issued under the 2004 Equity Plan and 2006 Equity Plan, are considered participating securities for purposes of calculating change in net assets per share. Under the two-class method required by EITF 03-6-1, a portion of net increase in net assets resulting from operations is allocated to these participating securities and therefore is excluded from the calculation of change in net assets per share allocated to common stock, as shown in the table below. This FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of this FSP did not result in a change to the previously reported basic change in net assets per share and diluted change in net assets per share for the three months ended March 31, 2008.

Computation and reconciliation of change in net assets per common share are as follows:

	For Three Months ended March 31, 2009			For Three Months ended March 31, 2008
(in thousands, except per share data)	Income	Shares	Change in net assets per share	Income	Shares	Change in net assets per share
Basic Change in Net Assets per share
Net increase in net assets resulting from operations	$4,482			$11,037
Less increase in net assets resulting from operations allocated to participating securities	28			4

Net increase in net assets resulting from operations allocated to common stock for change in net assets per share calculation	$4,454	32,775	$0.14	$11,033	32,629	$0.34

Adjust shares for Dilutives:
Stock-based compensation plans		23			10

Diluted Change in Net Assets per share:
Net increase in net assets resulting from operations	$4,482			$11,037
Less increase in net assets resulting from operations allocated to participating securities	28			4

Net increase in net assets resulting from operations allocated to common stock for change in net assets per share calculation	$4,454	32,798	$0.14	$11,033	32,639	$0.34

Options to purchase 3.7 million and 3.9 million shares of common stock that were outstanding during the first quarter of 2009 and 2008, respectively, were not included in the computation of diluted change in net assets per share because the effect would be anti-dilutive.

8. Related-Party Transactions

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $15,000 and $3,300 in brokerage commissions for the three months ended March 31, 2009 and 2008.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2009 and 2008:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2009		2008
Per share data:
Net asset value at beginning of period	$11.56		$12.31
Net investment income	0.35		0.28
Net realized gain (loss) on investments	(0.03)		0.09
Net unrealized appreciation (depreciation) on investments	(0.18)		(0.03)

Total from investment operations	0.14		0.34
Net increase/(decrease) in net assets from capital share transactions	(0.45)		(0.08)
Distributions	(0.32)		(0.30)
Stock-based compensation expense included in investment income (1)	0.01		0.01

Net asset value at end of period	$10.94		$12.28

Ratios and supplemental data:
Per share market value at end of period	$5.00		$10.86
Total return	(34.08	)%(2)	(5.26	)%(2)
Shares outstanding at end of period	35,325		32,768
Weighted average number of common shares outstanding	32,775		32,629
Net assets at end of period	$386,346		$402,434
Ratio of operating expense to average net assets (annualized)	9.20%		6.53%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	11.96%		8.91%
Average debt outstanding	$194,282		$139,337
Weighted average debt per common share	$5.89		$4.27
Portfolio turnover	0.22%		0.70%

(1)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to Financial Accounting Standards No. 123R, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(2)	The total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unused commitments to extend credit at March 31, 2009 totaled approximately $56.8 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had no non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $251,000 and $218,000 during the three-month periods ended March 31, 2009 and 2008, respectively.

The following table shows our contractual obligations as of March 31, 2009:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (3)	$159,951	$—	32,751	$—	$127,200
Operating Lease Obligations (4)	4,312	1,006	1,950	1,356	—

Total	$164,263	$1,006	$34,701	$1,356	$127,200

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation obligation with Citigroup. See Note 3.
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” . FAS 115-2 and FAS 124-2 amend the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also provides for increased disclosures. FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March, 15, 2009, provided both FSPs are adopted concurrently. The Company will adopt both FSPs for the interim period ending on June 30, 2009. The Company is currently reviewing the FSPs and has not yet determined the effect of the adoption of these FSPs will have on the Company’s condensed consolidated financial statements.

12. Subsequent Events

The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of March 31, 2009, combined commitments from the Wells Facility and the SBA totaled $180.6 million.

On May 7, 2009, approximately $2.5 million was outstanding under the Wells Facility. The Company reduced the balance from $32.8 million outstanding as of the end of the first quarter with $20.7 million of early payoffs and $9.5 million of interest, fee and normal principal amortization collections.

On May 5, 2009, Hercules’ Board of Directors approved a $15 million share repurchase program. Hercules may repurchase up to $15 million of its common stock in the open market including through block purchases, at prices that are below the net asset value as reported in its then most recently published financial statements. Shares repurchased under this program will be made from time to time depending upon market conditions, and in accordance with applicable regulatory requirements. Hercules anticipates that the manner, timing and amount of any share purchases will be determined by company management based upon the evaluation of market conditions, stock price and additional factors. The repurchase program does not require Hercules to acquire any specific number of shares and may be extended, modified, or discontinued at any time. Hercules expects that the share repurchase program will be in effect through November 7, 2009 or until the approved dollar amount has been used to repurchase shares.

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

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related and life-science companies at all stages of development from seed and emerging growth to expansion and established stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and may also finance select publicly listed companies and lower middle market companies. Our principal office is located in the Silicon Valley and we have additional offices in Boston, Boulder and Chicago. Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by all assets of the portfolio company or a portion thereof.

Our primary business objectives are to increase our assets from operations, net investment income and net asset value by investing in structured debt with warrants and equity of venture capital and private equity backed technology-related companies with attractive current yields and the potential for equity appreciation and realized gains. We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. During 2008, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and lower middle market companies. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies. Early in 2008, we announced our “slow and steady” investment strategy and the shift in our investment focus to established-stage, or lower middle market companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

The U.S. capital and credit markets have been experiencing extreme disruption for more than 12 months, as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a continuing severe economic recession that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us. Like many other companies, we have also begun engaging in activities to deleverage our balance sheet and strengthen cash resources available to us.

Portfolio and Investment Activity

The total value of our investment portfolio was $532.8 million at March 31, 2009 as compared to $581.3 million at December 31, 2008. During the three months ended March 31, 2009, we made debt commitments to eight portfolio companies totaling $61.0 million and funded approximately $48.6 million to nine companies. Debt commitments included commitments of approximately $ 7.0 million to one new portfolio company, $33.0 million in refinancings through our SBIC, renewal of approximately $15.0 million of working capital lines, and restructurings of approximately $ 6.0 million in existing loans. No equity investment was made during the three-month period ended March 31, 2009. During the three months ended March 31, 2008, we made debt commitments to five portfolio companies totaling $65.0 million and funded approximately by $48.6 million to 12 companies. We also made an equity commitment of $250,000 to one company and funded equity investments in two portfolio companies totaling $700,000. At March 31, 2009, we had unfunded contractual commitments of $56.8 million to 20 portfolio companies. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had no non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at March 31, 2009 was $493.4 million, compared to a fair value of $479.9 million at March 31, 2008. The fair value of the equity portfolio at March 31, 2009 and March 31, 2008 was approximately $ 23.5 million and $26.5 million, respectively. The fair value of our warrant portfolio at March 31, 2009 and March 31, 2008 was approximately $15.9 million and $24.4 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the three-month period ended March 31, 2009, we received normal principal amortization repayments of $36.9 million, and early repayments and working line of credit paydowns totaling $54.8 million. Total portfolio investment activity (exclusive of unearned income) as of the three-month periods ended March 31, 2009 is as follows:

(in millions)	March 31, 2009
Beginning Portfolio	$581.3
Purchase of debt investments	48.6
Equity Investments	—
Sale of Investments	(2.4)
Principal payments received on investments	(36.9)
Early pay-offs and recoveries	(54.8)
Accretion of loan discounts and paid-in-kind principal	2.9
Net change in unrealized depreciation in investments	(5.9)

Ending Portfolio	$532.8

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

	March 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$398,652	74.9%	$445,574	76.6%
Senior secured debt	104,551	19.6	106,266	18.2
Preferred stock	20,937	3.9	21,249	3.8
Senior debt-second lien with warrants	6,076	1.1	6,097	1.0
Common Stock	2,565	0.5	2,115	0.4

	$532,781	100.0%	$581,301	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$488,779	91.7%	$537,470	92.5%
Canada	20,730	3.9	21,210	3.6
Israel	20,272	3.8	19,621	3.4
Netherlands	3,000	0.6	3,000	0.5

	$532,781	100.0%	$581,301	100.0%

Our portfolio companies are primarily privately held expansion and established-stage companies in the biopharmaceutical, communications and networking, consumer and business products, electronics and computers, energy, information services, internet consumer and business services, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

At March 31, 2009, we had investments in three portfolio companies deemed to be Affiliates. Income derived from these investments was less than $500,000 since these investments became Affiliates. No realized gains or losses related to Affiliates were recognized during the three-month periods ended March 31, 2009 and 2008.

The following table shows the fair value of our portfolio by industry sector at March 31, 2009 and December 31, 2008 (excluding unearned income):

	March 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$107,312	20.1%	$118,133	20.3%
Software	75,854	14.2	80,885	13.9
Information services	61,125	11.5	63,533	10.9
Drug discovery	58,949	11.1	70,320	12.1
Electronics & computer hardware	33,931	6.4	40,481	7.0
Specialty pharmaceuticals	29,759	5.6	29,870	5.1
Biotechnology tools	27,524	5.2	29,124	5.0
Consumer & business products	25,460	4.8	25,250	4.3
Drug delivery	20,863	3.9	24,952	4.3
Internet consumer & business services	19,127	3.6	19,759	3.4
Semiconductors	16,138	3.0	17,766	3.1
Therapeutic	14,761	2.8	15,661	2.7
Media/Content/Info	14,069	2.6	17,667	3.1
Diagnostic	13,470	2.5	13,494	2.3
Surgical Devices	10,048	1.9	10,013	1.7
Energy	4,391	0.8	4,393	0.8

	$532,781	100.0%	$581,301	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$34,864	7.1%	$22,293	4.1%
2	257,318	52.1	326,106	60.4
3	176,087	35.7	159,980	29.6
4	22,874	4.6	29,460	5.5
5	2,284	0.5	2,215	0.4

	$493,427	100.00%	$540,054	100.00%

As of March 31, 2009, our investments had a weighted average investment grading of 2.43 as compared to 2.39 at December 31, 2008. We intend for our shift in focus to expansion and established-stage companies to assist us in maintaining our portfolio credit quality despite current market quality. However, there is no guarantee that this strategy will be successful. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At March 31, 2009, 18 portfolio companies were graded 3 and 7 portfolio companies were graded 4, as compared to 19 portfolio companies that were graded 3 and 5 portfolio companies that were graded 4 at December 31, 2008. At both March 31, 2009 and December 31, 2008, 5 portfolio companies that were graded 5.

The effective yield on our debt investments during the first quarter of 2009 was 15.6% which was higher than the effective yield of 14.9% in the preceding quarter due to one time fees and fee accelerations attributed to the $54.8 million of early payoffs received in the quarter. The overall weighted average yield to maturity of our loan obligations was approximately 12.89% at March 31, 2009 as compared to 12.87 as of December 31, 2008, attributed to higher interest rates on new loans and loans refinanced in the first quarter of 2009. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to 17% as of March 31, 2009. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At March 31, 2009, approximately 73% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 26% of our portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1% of our portfolio company loan had a second lien facility. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in structured debt with warrants also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of March 31, 2009, we have received warrants in connection with the majority of our debt investments in each portfolio company. During the three-month period ended March 31, 2009, we realized gains of approximately $700,000 from the sale of common stock of one biotech company and preferred stock of medical device company offset by $1.8 million in realized losses relating to warrants from the sale of one drug discovery company, one software company and one medical device company warrants. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. We currently hold warrants in 90 portfolio companies, with a fair value of approximately $15.9 million included in the investment portfolio of $532.8 million. These warrant holdings would require us to invest approximately $53.0 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Operating Income

Interest income totaled approximately $18.0 million for the three months ended March 31, 2009, compared with $14.2 million for the three months ended March 31, 2008. Income from commitment, facility and loan related fees totaled approximately $2.5 million and $1.4 million for the three months ended March 31, 2009 and 2008, respectively. The increases in interest income and income from commitment, facility and loan related fees are the result of higher average loan balances outstanding due to the growth of our debt portfolio year-over-year combined with early debt repayment fees, restructuring charges and default interest on certain debt investments. At March 31, 2009, we had approximately $5.4 million of deferred revenue related to commitment and facility fees, as compared to approximately $7.0 million as of March 31, 2008.

Operating Expenses

Operating expenses totaled approximately $8.9 million and $6.6 million during the three months ended March 31, 2009 and 2008, respectively. Operating expenses for the three months ended March 31, 2009 and 2008 included interest expense, loan fees and unused commitment fees of approximately $4.1 million and $2.2 million, respectively. The 86.4% increase in these expenses relates to a higher cost of capital and higher average outstanding debt balance of $194.3 million in the first quarter of 2009 as compared to $139.3 million in the first quarter of 2008. The higher cost of capital is primarily due to the Citibank/Deutsche Bank credit facility entering the amortization period during which borrowings under the facility bearing interest at Libor + 650Bps, as compared to the prior year when the facility interest rate was at Libor + 120Bps. The Citibank/Deutsche Bank credit facility was paid off on March 25, 2009.

Employee compensation and benefits were approximately $2.9 million and $2.8 million during the three months ended March 31, 2009 and 2008, respectively. The small increase is mostly attributed to higher benefits expenses. General and administrative expenses which include legal, consulting and accounting fees, insurance premiums, rent and various other expenses increased to $1.5 million compared to $1.2 million during the three-months ended March 31, 2008. The increase was primarily attributable to higher legal expenses, workout expenses, employee compensation and facility expenses. In addition, we incurred approximately $452,000 of stock-based compensation expense in the first quarter of 2009 as compared to $401,000 in the first quarter of 2008. The increase was due to additional option grants made in 2008, which increased the basis of the total stock based compensation expenses during the first quarter of 2009.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.35 for the first quarter of 2009, compared to $0.28 per share in the first quarter of 2008.

Net investment income before investment gains and losses for the three months ended March 31, 2009 totaled $11.6 million as compared to $ 9.0 million in the first quarter of 2008. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

For the three months ended March 31, 2009, we generated realized gains totaling approximately $700,000 from the sale of common stock of one biotech company and sale of preferred stock of one medical device company. We recognized realized losses on warrants in the first quarter of 2009 of approximately $1.8 million from the sale of one drug delivery company, one software company and one medical device company. We received full payment on all of our debt investments with these portfolio companies. For the three months ended March 31, 2008, we generated a net realized gain totaling approximately $3.0 million due to the sale of equity and warrants in three portfolio companies. A summary of realized gains and losses and unrealized appreciation and depreciation for the three-month periods ended March 31, 2009 and 2008 is as follows:

( in millions)	March 31, 2009	March 31, 2008
Realized gains	$0.7	$3.6
Realized losses	(1.8)	(0.6)

Net realized gains (losses)	$(1.1)	$3.0

For the three months ended March 31, 2009 and 2008, net unrealized depreciation totaled approximately $5.9 million as compared to approximately $921,000, respectively. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This net unrealized depreciation was comprised of decrease in the carrying value of our portfolio companies due to credit performance and market conditions. Approximately $ 5.8 million of the depreciation recognized was attributable to debt investments in those companies. The remaining depreciation was attributable to depreciation of approximately $228,000 in warrants held in our portfolio companies offset slightly by appreciation of approximately $117,000 in our equity investments. As of March 31, 2009, the net unrealized depreciation recognized by The Company were reduced by approximately $20,000 for the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 3 to the consolidated financial statements. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for the three-month periods ended March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
(in thousands)	Companies	Amount	Companies	Amount
Gross unrealized appreciation on portfolio investments	37	$4,175	56	$5,378
Gross unrealized depreciation on portfolio investments	47	(11,417)	26	(3,798)
Reversal of prior period net unrealized appreciation upon realization		(700)		(2,150)
Reversal of prior period net unrealized depreciation upon realization		1,992		(351)
Citigroup warrant participation		20

Net unrealized appreciation (depreciation) on portfolio investments		$(5,930)		$(921)

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

At December 31, 2008, we recorded a provision for excise tax of approximately $203,000 on excess taxable income of $5.0 million, available for distribution to shareholders in 2009. Excess taxable income for 2008 represents ordinary income and capital gains.

In accordance with regulated investment company distribution rules, we are required to declare current year dividends to be paid from carried over excess taxable income from 2008 before we file our 2008 tax return in September, 2009, and we must pay such dividends by December 31, 2009.

Net Decrease in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three months ended March 31, 2009, net increase in net assets resulting from operations totaled approximately $4.5 million compared to approximately $11.0 million for the three months ended March 31, 2008. These changes are made up of the items previously described.

Basic and fully diluted change in net assets per share was $0.14 for the three months ended March 31, 2009 as compared to $0.34 per share, for the same period ended March 31, 2008.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2009, we had approximately $7.9 million in cash and cash equivalents and available borrowing capacity of approximately $17.2 million under the Wells Facility and approximately $3.4 million available under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

For the quarter ended March 31, 2009, net cash provided by operating activities totaled approximately $48.5 million as compared to net cash provided by operating activities of approximately $7.4 million for the quarter ended March 31, 2008. This change was primarily due to an increase of approximately $37.0 million in early payoffs on loan investments and an increase of $6.0 million in principal payments offset by an approximate $1.0 million decrease in the purchase of investments and a $2.5 million decrease in proceeds received from sales of investments. Cash provided from investing activities for the quarter ended March 31, 2009 was approximately $12,000 as compared to approximately $270,000 used in investing activities in first quarter, 2008. Net cash used in financing activities totaled $57.9 million for the quarter ended March 31, 2009 and was primarily comprised of net repayments of $56.8 million and by a cash dividend payment of $1.1 million. In the quarter ended March 31, 2008, we had net borrowings approximately $8.7 million offset by distributions of $9.8 million in cash dividend.

As of March 31, 2009, net assets totaled $386.3 million, with a net asset value per share of $10.94. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. We currently have shareholder approval to issue shares below net asset value until our 2009 Annual Meeting of Stockholder, at which we are seeking shareholder approval to issue shares at a price below net asset value until the earlier of June 3, 2010 or our 2010 Annual Meeting of Stockholders. However, there can be no assurance that these capital resources will be available in the near term given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of March 31, 2009 was approximately 1,668%, excluding SBA leverage.

At March 31, 2009 and December 31, 2008, we had the following borrowing capacity and outstandings:

	March 31, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	32,751	50,000	—
SBA Debenture	130,600	127,200	130,600	127,200

Total	$180,600	$159,951	$270,182	$216,782

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. At March 31, 2009, we had a commitment from the SBA permitting us to draw up to $130.6 million from the SBA. The maximum borrowing available from the SBA could be increased to $137.1 million based on the total regulatory capital investment by us at March 31, 2009, subject to SBA approval. We submitted a commitment request in February 2009 to increase the commitment to issue debentures up to $137.1 million, subject to certain regulatory requirements. The request is currently pending. At March 31, 2009, we had a net investment of $68.55 million in HT II, and there are investments in 46 companies with a fair value of approximately $187.7 million. HT II’s portfolio accounted for approximately 25.7% of our total portfolio at March 31, 2009. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II is our wholly owned subsidiary.

In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current maximum SBA borrowing limit to $150.0 million, an increase of approximately $13.0 million from the previous $137.1 million limit as of December 31, 2008, subject to periodic adjustments by the SBA. The limit may be increased to $225.0 million with the approval of a second SBIC lender license and the additional investment of $37.5 million of regulatory capital. We intend to submit an application to increase HT II’s borrowing limit to $150.0 million and for a second license, although there is no assurance that such application will be approved. In addition, there is no assurance that we will be able to draw up to the maximum limit available under the SBIC program.

Current Market Conditions

The U.S. capital and credit markets have been experiencing extreme disruption and volatility for more than 12 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a continuing severe economic recession that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has been active, but is continuing to show signs of stress and contraction. Therefore, to the extent we have capital available; we believe this is an opportune time to invest on a limited basis in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for at least the next two quarters as the economic environment may cause additional portfolio stress. Early in 2008, we announced our “slow and steady” investment strategy and the shift in our investment focus to established-stage, or lower middle market, companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

Like many other companies, we have continued to engage in activities to deleverage our balance sheet and strengthen cash resources available to us. As discussed herein, on March 25, 2009, we paid off all outstanding borrowings under the Credit Facility. In addition, to strengthen our liquidity position and preserve cash, in March 2009, 90% of our first quarter 2009 dividend was paid with approximately 1.9 million newly issued shares of common stock and 10% or approximately $1.1 million, was paid in cash.

We experienced an approximate $3.9 million increase in our net worth during the three months ended March 31, 2009, primarily resulting from payment of all interest and principal due under the Credit Facility on March 25, 2009, which had an outstanding balance of $89.6 million at December 31, 2008. Our Wells Facility requires, among other covenants, that we maintain a minimal tangible net worth of $360 million. As of March 31, 2009, we had a net worth of approximately $386.3 million and were in compliance with all covenants under the Wells Facility. To minimize disruptions in our business as a result of current market conditions, we entered into an amendment with Wells Fargo Foothill, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2009, we had unfunded commitments of approximately $56.8 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use primarily cash flow from normal and early principal repayments and our Wells Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2009:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (3)	$159,951	$—	32,751	$—	$127,200
Operating Lease Obligations (4)	4,312	1,006	1,950	1,356	—

Total	$164,263	$1,006	$34,701	$1,356	$127,200

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation obligation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

Borrowings

Through Hercules Funding Trust I, an affiliated statutory trust, we had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. The initial Credit Facility was a one year facility with an interest rate of LIBOR plus a spread of 1.20% and a borrowing capacity of $250.0 million. At the beginning of the quarter $ 89.6 million was outstanding under the Credit Facility. During the quarter, we paid off all remaining principal and interest owed under the Credit Facility using approximately $10.4 million from our regular principal and interest collection, approximately $36.7 million borrowing from wells facility and approximately $42.5 million from early payoffs.

On May 7, 2008, we amended and renewed its Credit Facility with Citigroup and Deutsche Bank providing for a borrowing capacity of $134.9 million and extending the expiration date to October 31, 2008. Under the terms of the amended agreement, we paid a renewal fee of approximately $1.3 million, interest on all borrowings was set at LIBOR plus a spread of 5.0%, and a fee of 2.50% was charged on any unused portion of the facility. The Credit Facility was collateralized by loans from our investment in portfolio companies, and includes an advance rate of approximately 45% of eligible loans. The Credit Facility contained covenants that, among other things, required us to maintain a minimum net worth and to restrict the loans securing the Credit Facility to certain dollar amounts, to concentrations in certain geographic regions and industries, to certain loan grade classifications, to certain security interests, and to certain interest payment terms. On October 31, 2008, the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt was included in the Credit Facility collateral pool were to be applied against interest and principal outstanding under the Credit Facility until April 30, 2009. During the amortization period, we no longer paid a non-use fee on the Credit Facility, although borrowings under the Credit Facility bore interest at a rate per annum equal to Libor plus 6.5% during the amortization. We paid off the Credit Facility on March 25, 2009, more than one month prior to the April 30, 2009 maturity date.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the quarter ended March 31, 2009 we recorded a reduction of the derivative liability related to this obligation and decreased its unrealized appreciation by approximately $20,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized appreciation in the related equity investments was approximately $478,000 at March 31, 2009 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $920,000 under the warrant participation agreement thereby reducing our realized gains by this amount.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued to a single SBIC is $137.1 million. The maximum statutory limit is subject to periodic adjustments by the SBA. In February 2009, we invested $3.25 million in regulatory capital, which increased HT II regulatory capital to $68.55 million and submitted a commitment request to issue debentures up to $137.1 million, subject to the payment of a 1% commitment fee to the SBA on the amount of the commitment. Our request is currently pending. Currently, HT II has paid commitment fees of approximately $1.3 million and has a commitment from the SBA to issue a total of $130.6 million of SBA guaranteed debentures, of which approximately $127.2 million was outstanding as of March 31, 2009. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current SBA borrowing limit to $150.0 million, an increase of approximately $13.0 million from the previous $137.1 million limit as of December 31, 2008, subject to periodic adjustments by the SBA. The limit may be increased to $225.0 million with the approval of a second SBIC lender license and the additional investment of $37.5 million of regulatory capital. We intend to submit an application to increase HT II’s borrowing limit to $150.0 million and for a second license, although there is no assurance that such applications will be granted. In addition, there is no assurance that we will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiary HT II, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of March 31, 2009, HT II could draw up to $130.6 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725% and the rate for additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by SBA on March 25, 2009 at 4.62%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2009, 2008 and 2007 annual fee has been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Wells Facility

On August 25, 2008, we, through a special purpose wholly-owned subsidiary, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Foothill as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires on August 25, 2010, unless the option to extend the facility is exercised by the parties to the agreement.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. The outstanding debt under the Wells Facility at March 31, 2009 was approximately $32.8 million. The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of March 31, 2008 combined commitments from the Wells Fargo syndicate and the SBA totaled $180.6 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2009.

At March 31, 2009 and December 31, 2008, the Company had the following borrowing capacity and outstandings:

	March 31, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	32,751	50,000	—
SBA Debenture	130,600	127,200	130,600	127,200

Total	$180,600	$159,951	$270,182	$216,782

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320

			$4.065

Effective in 2009, our Board of Directors adopted a policy to distribute four quarterly distributions in an amount that approximates 90 to 95% of our taxable income. In addition, at the end of the year we may also pay an additional special dividend, such that we may distribute approximately 98% of our annual taxable income in the year it was earned, instead of spilling over our excess taxable income.

On February 12, 2009, the Board of Directors announced a dividend of $0.32 per share to shareholders of record as of February 23, 2008. In accordance with the Internal Revenue Procedure released in January 2009, our Board of Directors determined to pay 90% of the dividend in newly issued shares of common stock and 10% of the dividend in cash. On March 30, 2009, we paid a cash dividend of approximately $1.1 million and issued approximately 1.9 million shares of common stock as stock dividend in satisfaction of the dividend declared on February 12, 2009. The market value per share of common stock used to compute the stock dividend (the “Dividend Share Value”) is the volume weighted average price per share of HTGC’s common stock for the three business day period of March 23, March 24 and March 25, 2009.

On May 7, 2009, the Board of Directors announced a cash dividend of $0.30 per share that will be payable on June 15, 2009 to shareholders of record as May 15, 2009. This is the Company’s fifteenth consecutive dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $4.37 per share.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclose of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Valuation of Portfolio Investments. The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Our investments are carried at fair value in accordance of 1940 Act and the Statement of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements (“FAS No. 157”).

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

Consistent with FAS 157, we determines fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests.

In accordance with FAS 157, we have considered the principal market, or the market in which it exits its portfolio investments with the greatest volume and level of activity. FAS 157 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. We believe that the market participants for our investments are primarily other technology-related companies. Such participants acquire the portfolio company’s investments in order to gain access to the underlying assets of the portfolio company. As such, we believe the estimated value of the collateral of the portfolio company, up to the initial cost of the investment, represents the fair value of the investment.

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although the our valuation policy is intended to provide a constant basis for determining the fair value of portfolio investments. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We record unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, we record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value.

As a business development company providing debt and equity capital primarily to technology-related companies, we invest primarily in illiquid securities including debt and equity-related securities of private companies. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process require an analysis of various factors that might be considered in a hypothetical secondary market. Our valuation methodology includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

At March 31, 2009, approximately 97% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of FAS 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directos may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the our valuation of the debt and equity securities. We periodically review the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. We may consider, but are not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in our evaluation of the fair value of its investment. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

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

We have categorized all investments recorded at fair value in accordance with FAS 157 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by FAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, We may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2009, we had three loans on non-accrual status with a fair value of approximately $1.5 million. There was only one loan on non-accrual status as of March 31, 2008 with fair value at approximately $2.6 million.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month period ended March 31, 2009 and 2008, approximately $477,000 and $186,000 in PIK income was recorded respectively.

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

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options and restricted stocks to employees and non-employee directors under our 2004 and 2006 Equity Incentive Plan. We follow Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“FAS 123R”), to account for stock options granted and restricted shares awarded. Under FAS 123R, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period.

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

We are subject to financial market risks, including changes in interest rates. As of March 31, 2009, approximately 34% of our portfolio loans were at fixed rates and 66% of our loans were at variable rates. Over time additional investments may be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.

Borrowings under our SBA program are fixed at the ten-year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725% and the additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by the SBA on March 25, 2009 at 4.62%. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2008 and 2007 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity.

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

At March 31, 2009, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if we have not properly obtained or perfected a lien on such collateral or if the loan becomes non-performing, and we are required to foreclose.

While most of our loans are secured by collateral, there is no assurance that we have obtained or properly perfected our liens, or that the value of the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 7.4 % of the aggregate outstanding balance of our portfolio as of March 31, 2009. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we sometimes make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. See the risk factor “Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans” above. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

We may not have sufficient funds to make follow-on investments. Our decision not to make a follow-on investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment in a successful situation, for example, the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decision we make not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or otherwise reduce the expected yield on our investment.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, one of our Directors elected to take part of his compensation in the form of common stock in lieu of cash. We issued a total of 1,667 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $13,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

The information set forth under this Item 5 is furnished in lieu of disclosure on Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement.”

The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of May 7, 2009, we had total outstanding borrowings of approximately $2.5 million under the Wells Facility.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10 (hh)	First Amendment to Loan & Security Agreement by and among Hercules Funding II LLC and Well Fargo Foothill, LLC effective April 30, 2009

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 11, 2009	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 11, 2009	/S/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10 (hh)	First Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC effective April 30, 2009

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002