Form 10-Q
period 2009-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2009-08-07
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

On August 6, 2009, there were 35,453,486 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(dollars in thousands, except per share data)

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Investments:
Non-affiliate investments (cost of $486,652 and $583,592)	$451,257	$579,079
Affiliate investments (cost of $3,467 and $8,756)	1,133	2,222

Total investments, at value (cost of $490,119 and $592,348 respectively)	452,390	581,301
Deferred loan origination revenue	(4,274)	(6,871)
Cash and cash equivalents	37,367	17,242
Interest receivable	9,327	8,803
Other assets	7,085	8,197

Total assets	501,895	608,672
Liabilities
Accounts payable and accrued liabilities	6,645	9,432
Short-term credit facility	—	89,582
Long-term credit facility	417	—
Long-term SBA Debentures	130,600	127,200

Total liabilities	137,662	226,214

Net assets	$364,233	$382,458

Net assets consist of:
Common stock, par value	$35	$33
Capital in excess of par value	407,300	395,760
Unrealized appreciation (depreciation) on investments	(37,922)	(11,297)
Accumulated realized gains (losses) on investments	(1,426)	3,906
Distributions in excess of investment income	(3,754)	(5,944)

Total net assets	$364,233	$382,458

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	35,452	33,096

Net asset value per share	$10.27	$11.56

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.*	Drug Discovery	Preferred Stock Warrants		$69	$525
		Preferred Stock Warrants		35	76
Acceleron Pharmaceuticals, Inc.		Preferred Stock		1,243	1,450

Total Acceleron Pharmaceuticals, Inc.				1,347	2,051

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures May 2012 Interest rate 11.13%	$15,000	14,923	14,923
		Preferred Stock Warrants		190	291
		Preferred Stock Warrants		104	81
		Preferred Stock Warrants		24	29

Total Aveo Pharmaceuticals, Inc.				15,241	15,324

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$5,000	4,799	4,799
		Preferred Stock Warrants		206	179

Total Dicerna Pharmaceuticals, Inc.				5,005	4,978

Elixir Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures October 2011 Interest rate Prime + 9.25% or Floor rate of 12.50%	$10,267	10,267	10,267
		Preferred Stock Warrants		217	109

Total Elixir Pharmaceuticals, Inc.				10,484	10,376

EpiCept Corporation	Drug Discovery	Common Stock Warrants		14	88
		Common Stock Warrants		40	253

Total EpiCept Corporation				54	341

Horizon Therapeutics, Inc.	Drug Discovery	Senior Debt Matures July 2011 Interest rate Prime + 1.50%	$6,082	5,977	5,977
		Preferred Stock Warrants		231	237

Total Horizon Therapeutics, Inc.				6,208	6,214

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	475

Total Inotek Pharmaceuticals Corp.				1,500	475

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	338
Merrimack Pharmaceuticals, Inc.		Preferred Stock		2,000	2,787

Total Merrimack Pharmaceuticals, Inc.				2,155	3,125

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	27
Paratek Pharmaceuticals, Inc.		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,027

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$9,166	9,167	9,167
		Preferred Stock Warrants		152	319

Total Portola Pharmaceuticals, Inc.				9,319	9,486

Recoly, N.V.(5)	Drug Discovery	Senior Debt Matures June 2012 Interest rate Prime + 4.25%	$3,000	3,000	3,000

Total Recoly, N.V.				3,000	3,000

Total Drug Discovery (15.48%)				55,450	56,397

Affinity Videonet, Inc.(4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 8.75%	$2,318	2,281	2,281
		Senior Debt Matures June 2012 Interest rate Prime + 4.75%	$2,000	2,032	2,032
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	500	500
		Preferred Stock Warrants		102	96

Total Affinity Videonet, Inc.				4,915	4,909

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
E-band Communications, Inc.(6)	Communications & Networking	Preferred Stock		$2,372	$1,003

Total E-Band Communications, Inc.				2,372	1,003

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$9,137	9,137	9,137
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				9,254	9,137

Neonova Holding Company	Communications & Networking	Senior Debt Matures September 2012 Interest rate Prime + 3.25% or Floor rate of 10.50%	$8,135	8,083	8,083
		Preferred Stock Warrants		94	45
Neonova Holding Company		Preferred Stock		250	247

Total Neonova Holding Company				8,427	8,375

Peerless Network, Inc.(4)(6)	Communications & Networking	Preferred Stock Warrants		95	—
Peerless Network, Inc.		Preferred Stock		1,000	130

Total Peerless Network, Inc.				1,095	130

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	175

Total Ping Identity Corporation				52	175

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	433

Total Purcell Systems, Inc.				123	433

Rivulet Communications, Inc.(4)	Communications & Networking	Senior Debt Matures March 2010 Interest rate Prime + 8.00% or Floor rate of 12.00%	$1,867	1,808	1,808
		Preferred Stock Warrants		146	97
Rivulet Communications, Inc.		Preferred Stock		250	58

Total Rivulet Communications, Inc.				2,204	1,963

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	10

Total Seven Networks, Inc.				174	10

Stoke, Inc.	Communications & Networking	Senior Debt Matures August 2010 Interest rate 10.55%	$411	392	392
		Senior Debt Matures August 2010 Interest rate 10.05%	$821	821	821
		Senior Debt Matures August 2010 Interest rate 7.30%	$675	675	675
		Preferred Stock Warrants		53	76

Total Stoke, Inc.				1,941	1,964

Tectura Corporation	Communications & Networking	Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$11,908	11,965	11,965
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$5,500	5,526	5,526
		Preferred Stock Warrants		51	38

Total Tectura Corporation				17,542	17,529

Wireless Channels, Inc.(4)(7)	Communications & Networking	Senior Debt Matures April 2010 Interest rate Prime + 4.25%	$9,822	10,319	3,319

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Senior Debt Matures April 2010 Interest rate Prime + 0.50%%	$426	$426	$426
		Preferred Stock Warrants		155	—

Total Wireless Channels, Inc.				10,900	3,745

Zayo Bandwidth, Inc.	Communications & Networking	Senior Debt Matures November 2013 Interest rate Libor + 5.25%	$24,875	24,875	24,440

Total Zayo Bandwith, Inc.				24,875	24,440

Total Communications & Networking (20.27%)				83,874	73,813

Atrenta, Inc.(4)	Software	Preferred Stock Warrants		102	438
		Preferred Stock Warrants		34	144
		Preferred Stock Warrants		95	216
Atrenta, Inc.		Preferred Stock		250	375

Total Atrenta, Inc.				481	1,173

Blurb, Inc.	Software	Senior Debt Matures January 2010 Interest rate 9.55%	$780	775	775
		Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.50%	$4,345	4,181	4,181
		Preferred Stock Warrants		25	131
		Preferred Stock Warrants		299	81

Total Blurb, Inc.				5,280	5,168

Braxton Technologies, LLC.(4)	Software	Senior Debt Matures July 2012 Interest rate Prime + 6.00% or Floor rate of 13.00%	$6,996	7,015	7,015
		Preferred Stock Warrants		188	171

Total Braxton Technologies, LLC.				7,203	7,186

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	254

Total Bullhorn, Inc.				43	254

Clickfox, Inc.	Software	Senior Debt Matures September 2011 Interest rate Prime + 5.00% or Floor rate of 10.25%	$4,703	4,590	4,590
		Revolving Line of Credit Matures July 2009 Interest rate Prime + 4.00% or Floor rate of 9.25%	$2,000	2,000	2,000
		Preferred Stock Warrants		163	137

Total Clickfox, Inc.				6,753	6,727

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	125

Total Forescout Technologies, Inc.				99	125

GameLogic, Inc.	Software	Preferred Stock Warrants		92	1

Total GameLogic, Inc.				92	1

Gomez, Inc.	Software	Preferred Stock Warrants		35	408

Total Gomez, Inc.				35	408

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc.	Software	Preferred Stock Warrants		44	39

Total HighRoads, Inc.				44	39

Infologix, Inc.(4)	Software	Senior Debt Matures May 2012 Interest rate Prime + 10.75% or Floor rate of 15.75%	$11,400	11,512	11,512
		Revolving Line of Credit Matures January 2010 Interest rate Prime + 9.75% or Floor rate of 14.25%	$9,000	9,000	9,000

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Common Stock Warrants		$36	$113

Total Infologix, Inc.				20,548	20,625

Intelliden, Inc.	Software	Preferred Stock Warrants		18	—

Total Intelliden, Inc.				18	—

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	101

Total PSS Systems, Inc.				51	101

Rockyou, Inc.	Software	Senior Debt Matures May 2011 Interest rate Prime + 2.50% or Floor rate of 8.50%	$2,235	2,186	2,186
		Preferred Stock Warrants		117	92

Total Rockyou, Inc.				2,303	2,278

Savvion, Inc.(4)	Software	Senior Debt Matures February 2011 Interest rate Prime + 7.75% or Floor rate of 10.75%	$2,950	2,898	2,898
		Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.75% or Floor rate of 9.75%	$1,500	1,500	1,500
		Preferred Stock Warrants		52	162

Total Savvion, Inc.				4,450	4,560

Sportvision, Inc.	Software	Preferred Stock Warrants		39	72

Total Sportvision, Inc.				39	72

WildTangent, Inc.	Software	Preferred Stock Warrants		238	40

Total WildTangent, Inc.				238	40

Total Software (17.50%)				62,677	63,757

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures September 2011 Interest rate 12.875%	$11,796	11,810	11,810
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	1
		Preferred Stock Warrants		334	11

Total Luminus Devices, Inc.				12,411	11,822

Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,167	5,167
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$4,742	4,770	4,770
Maxvision Holding, LLC.(4)		Common Stock		82	283

Total Maxvision Holding, LLC				10,019	10,220

Shocking Technologies, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate 9.75%	$173	154	154
		Senior Debt Matures December 2010 Interest rate 7.50%	$2,571	2,571	2,571
		Preferred Stock Warrants		63	48

Total Shocking Technologies, Inc.				2,788	2,773

SiCortex, Inc.(7)	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.70%	$5,106	5,041	300
		Preferred Stock Warrants		164	—

Total SiCortex, Inc.				5,205	300

Spatial Photonics, Inc.	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$2,614	2,569	2,569
		Senior Debt Mature April 2011 Interest rate 9.217%	$261	261	261

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Preferred Stock Warrants		$130	$—
Spatial Photonics, Inc.		Preferred Stock		500	495

Total Spatial Photonics Inc.				3,460	3,325

VeriWave, Inc.	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate 10.75%	$1,694	1,680	1,680
		Preferred Stock Warrants		54	95
		Preferred Stock Warrants		45	34

Total VeriWave, Inc.				1,779	1,809

Total Electronics & Computer Hardware (8.30%)				35,662	30,249

Aegerion Pharmaceuticals, Inc.(4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 9.55%	$6,859	6,859	6,859
		Covertible Senior Debt Matures December 2009	$178	178	178
		Preferred Stock Warrants		70	142
Aegerion Pharmaceuticals, Inc.(4)		Preferred Stock		1,000	1,366

Total Aegerion Pharmaceuticals, Inc.				8,107	8,545

Panacos Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Common Stock Warrants		876	2
Panacos Pharmaceuticals, Inc.		Common Stock		410	8

Total Panacos Pharmaceuticals, Inc.				1,286	10

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$17,965	17,792	12,792
		Covertible Senior Debt Matures March 2010	$82	82	82
		Covertible Senior Debt Matures March 2010	$924	924	924
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		308	—
Quatrx Pharmaceuticals Company		Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				20,076	13,798

Total Specialty Pharmaceuticals (6.14%)				29,469	22,353

Annie’s, Inc.	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50% or Floor rate of 10.00%	$6,000	5,943	5,943
		Preferred Stock Warrants		321	194

Total Annie’s, Inc.				6,264	6,137

IPA Holdings, LLC.(4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 8.25% or Floor rate of 12.50%	$10,000	10,009	10,009
		Senior Debt Matures May 2013 Interest rate Prime + 11.25% or Floor rate of 15.50%	$6,500	6,403	6,403
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.00%	$506	506	506
		Preferred Stock Warrants		275	22
IPA Holding, LLC.		Common Stock		500	120

Total IPA Holding, LLC.				17,693	17,060

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	—
Market Force Information, Inc.		Preferred Stock		500	500

Total Market Force Information, Inc.				524	500

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
OnTech Operations, Inc.	Consumer & Business Products	Senior Debt Matures December 2009 Interest rate 16.00%	$106	$106	$—
		Preferred Stock Warrants		452	—
		Preferred Stock Warrants		219	—
OnTech Operations, Inc.		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,777	—

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,470
Wageworks, Inc.		Preferred Stock		250	369

Total Wageworks, Inc.				502	1,839

Total Consumer & Business Products (7.01%)				26,760	25,536

Custom One Design, Inc.	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$551	544	544
		Common Stock Warrants		18	—

Total Custom One Design, Inc.				562	544

Enpirion, Inc.	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 2.00% or Floor rate of 7.625%	$6,554	6,487	6,487
		Preferred Stock Warrants		157	6

Total Enpirion, Inc.				6,644	6,493

iWatt Inc.	Semiconductors	Preferred Stock Warrants		46	2
		Preferred Stock Warrants		51	52
		Preferred Stock Warrants		73	66
		Preferred Stock Warrants		458	448
iWatt Inc.		Preferred Stock		490	950

Total iWatt Inc.				1,118	1,518

NEXX Systems, Inc.(4)	Semiconductors	Senior Debt Matures March 2010 Interest rate Prime + 3.50% or Floor rate of 11.25%	$1,640	1,604	1,604
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 3.00% or Floor rate of 11.25%	$4,150	4,150	4,150
		Preferred Stock Warrants		165	349

Total NEXX Systems, Inc.				5,919	6,103

Quartics, Inc.	Semiconductors	Senior Debt Matures May 2010 Interest rate 10.00%	$305	286	286
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				339	286

Solarflare Communications, Inc.(4)	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$334	304	304
		Preferred Stock Warrants		83	—
Solarflare Communications, Inc.		Common Stock		641	3

Total Solarflare Communications, Inc.				1,028	307

Total Semiconductors (4.19%)				15,610	15,251

Labopharm USA, Inc.(5)	Drug Delivery	Senior Debt Matures June 2012 Interest rate 10.95%	$20,000	19,634	19,634
		Common Stock Warrants		849	1,755

Total Labopharm USA, Inc.				20,483	21,389

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	25
		Common Stock Warrants		51	19
Transcept Pharmaceuticals, Inc.		Common Stock		500	215

Total Transcept Pharmaceuticals, Inc.				587	259

Total Drug Delivery (5.95%)				21,070	21,648

BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$6,667	6,655	6,655

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Revolving Line of Credit Matures May 2010 Interest rate 10.00% or Floor rate of 8.75%	$1,000	$1,000	$1,000
		Preferred Stock Warrants		76	107
BARRX Medical, Inc.		Preferred Stock		1,500	2,130

Total BARRX Medical, Inc.				9,231	9,892

EKOS Corporation	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$4,083	3,988	3,988
		Preferred Stock Warrants		175	41
		Preferred Stock Warrants		153	20

Total EKOS Corporation				4,316	4,049

Gelesis, Inc.	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 5.65% or Floor rate of 10.75%	$3,000	2,955	2,955
		Preferred Stock Warrants		57	33

Total Gelesis, Inc.				3,012	2,988

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		17	245
Gynesonics, Inc.		Preferred Stock		250	594

Total Gynesonics, Inc.				267	839

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	18

Total Light Science Oncology, Inc.				99	18

Novasys Medical, Inc.(4)	Therapeutic	Senior Debt Matures February 2010 Interest rate 9.70%	$1,991	1,984	1,984
		Preferred Stock Warrants		71	153
		Preferred Stock Warrants		54	51
Novasys Medical, Inc.		Preferred Stock		555	683

Total Novasys Medical, Inc.				2,664	2,871

Power Medical Interventions, Inc.	Therapeutic	Common Stock Warrants		21	2

Total Power Medical Interventions, Inc.				21	2

Total Therapeutic (5.67%)				19,610	20,659

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147	—
Cozi Group, Inc.		Preferred Stock		177	7

Total Cozi Group, Inc.				324	7

Invoke Solutions, Inc.	Internet Consumer & Business Services	Senior Debt Matures November 2009 Interest rate Prime + 3.75%	$334	346	346
		Preferred Stock Warrants		56	14
		Preferred Stock Warrants		26	164

Total Invoke Solutions, Inc.				428	524

Prism Education Group Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$1,168	1,151	1,151
		Preferred Stock Warrants		43	117

Total Prism Education Group Inc.				1,194	1,268

RazorGator Interactive Group, Inc.(4)	Internet Consumer & Business Services	Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.00% or Floor rate of 12.00%	$3,000	3,000	3,000
		Preferred Stock Warrants		13	999
		Preferred Stock Warrants		28	127
RazorGator Interactive Group, Inc.		Preferred Stock		1,000	2,240

Total RazorGator Interactive Group, Inc.				4,041	6,366

Serious USA, Inc.(7)	Internet Consumer & Business Services	Senior Debt Matures Februrary 2011 Interest rate 14.00% or Floor rate of 14.00%	$2,318	2,278	778
		Preferred Stock Warrants		94	—

Total Serious USA, Inc.				2,372	778

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Spa Chakra, Inc.	Internet Consumer & Business Services	Senior Debt Matures June 2010 Interest rate 14.45%	$10,000	$10,041	$10,041

Total Spa Chakra, Inc.				10,041	10,041

Total Internet Consumer & Business Services (5.21%)				18,400	18,984

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	127
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	127

Total Energy (0.03%)				155	127

Active Response Group, Inc.(7)	Information Services	Senior Debt Matures July 2011 Interest rate LIBOR + 12.55%	$6,158	6,131	861
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 14.00% or Floor rate of 18.00%	$3,500	3,500	362
		Common Stock Warrants		92	—
		Preferred Stock Warrants		46	—
Active Response Group, Inc.		Common Stock		105	—

Total Active Response Group, Inc.				9,874	1,223

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50%	$894	862	862
		Senior Debt Matures September 2011 Interest rate Prime + 0.50%	$363	363	363
		Preferred Stock Warrants		73	55

Total Box.net, Inc.				1,298	1,280

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
Buzznet, Inc.		Preferred Stock		250	74

Total Buzznet, Inc.				259	74

hi5 Networkss, Inc.	Information Services	Senior Debt Matures December 2010 Interest rate Prime + 2.5%	$2,033	2,033	2,033
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$4,729	4,653	4,653
		Preferred Stock Warrants		213	—

Total hi5 Networks, Inc.				6,899	6,686

Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2012 Interest rate Prime + 3.50% or Floor rate of 9.50%	$14,988	14,950	14,950
		Preferred Stock Warrants		265	188

Total Jab Wireless, Inc.				15,215	15,138

Solutionary, Inc.	Information Services	Senior Debt Matures June 2010 Interest rate LIBOR + 5.00% or Floor rate of 12.00%	$3,151	3,389	3,389
		Revolving Line of Credit Matures June 2010 Interest rate LIBOR + 5.00% or Floor rate of 12.00%	$1,500	1,575	1,575
		Preferred Stock Warrants		94	113
		Preferred Stock Warrants		2	3
Solutionary, Inc.		Preferred Stock		250	236

Total Solutionary, Inc.				5,310	5,316

Ancestry.com, Inc.(The Generation Networks, Inc.)	Information Services	Senior Debt Matures December 2012 Interest rate 7.42%	$5,221	5,221	5,130
The Generation Networks, Inc.		Common Stock		500	431

Total The Generation Networks, Inc.				5,721	5,561

Good Technologies, Inc. (Visto Corporation)		Common Stock		603	603

Total Visto Corporation				603	603

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Coveroo, Inc.	Information Services	Senior Debt Matures July 2010 Interest rate Prime + 9.75%	$110	$108	$—
		Preferred Stock Warrants		7	—

Total Coveroo, Inc.				115	—

Zeta Interactive Corporation	Information Services	Senior Debt Matures November 2012 Interest rate 9.50%	$5,439	5,375	5,375
		Senior Debt Matures November 2012 Interest rate 10.50%	$7,396	7,486	7,486
		Preferred Stock Warrants		173	—
Zeta Interactive Corporation		Preferred Stock		500	405

Total Zeta Interactive Corporation				13,534	13,266

Total Information Services (13.50%)				58,828	49,147

Novadaq Technologies, Inc.	Diagnostic	Common Stock		1,606	564

Total Novadaq Technologies, Inc.				1,606	564

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$10,000	9,678	9,678
		Preferred Stock Warrants		760	299
Optiscan Biomedical, Corp.		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				13,438	12,977

Total Diagnostic (3.72%)				15,044	13,541

Kamada, LTD. (5)	Biotechnology Tools	Senior Debt Matures February 2012 Interest rate 10.60%	$19,500	18,991	18,991
		Common Stock Warrants		412	404
Kamada, LTD.		Common Stock		500	674

Total Kamada, LTD.				19,903	20,069

NuGEN Technologies, Inc.	Biotechnology Tools	Senior Debt Matures November 2010 Interest rate Prime + 3.45%	$1,178	1,166	1,166
		Senior Debt Matures November 2010 Interest rate Prime + 1.70%	$671	671	671
		Preferred Stock Warrants		45	159
		Preferred Stock Warrants		33	13
NuGEN Technologies, Inc.		Preferred Stock		500	239

Total NuGEN Technologies, Inc.				2,415	2,248

Solace Pharmaceuticals, Inc.(4)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$5,000	4,916	4,916
		Preferred Stock Warrants		42	46
		Preferred Stock Warrants		55	50

Total Solace Pharmaceuticals, Inc.				5,013	5,012

Total Biotechnology Tools (7.50%)				27,331	27,329

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
Crux Biomedical, Inc.		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25%	$9,475	9,344	2,344
		Preferred Stock Warrants		225	—

Total Transmedics, Inc.				9,569	2,344

Total Surgical Devices (0.65%)				9,856	2,370

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Waterfront Media Inc.(4)	Media/Content/Info	Senior Debt Matures September 2010 Interest rate Prime + 3.00%	$1,795	1,781	1,781

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Revolving Line of Credit Matures October 2009 Interest rate Prime + 3.75% or Floor rate of 10.50%	$7,000	$7,000	$7,000
		Preferred Stock Warrants		60	509
Waterfront Media Inc.		Preferred Stock		1,000	1,656

Total Waterfront Media Inc.				9,841	10,946

Total Media/Content/Info (3.08%)				10,323	11,229

Total Investments (124.20%)				490,119	452,390

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $12,056, $51,654 and $39,598, respectively. The tax cost of investments is $490,749.
(3)	Except for warrants in six publicly traded companies and common stock in four publicly traded companies, all investments are restricted at June 30, 2009 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.
(7)	Debt is on non-accrual status at June 30, 2009, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Investment income:
Interest	$15,857	$16,081	$33,832	$30,320
Fees	3,623	2,941	6,098	4,302

Total investment income	19,480	19,022	39,930	34,622

Operating expenses:
Interest	2,106	2,914	5,265	4,765
Loan fees	329	564	1,274	946
General and administrative	1,880	2,211	3,351	3,385
Employee Compensation:
Compensation and benefits	2,828	2,854	5,712	5,653
Stock-based compensation	516	507	948	901

Total employee compensation	3,344	3,361	6,660	6,554

Total operating expenses	7,659	9,050	16,550	15,650

Net investment income	11,821	9,972	23,380	18,972
Net realized gain (loss) on investments	(4,186)	1,909	(5,332)	4,867
Net increase in unrealized depreciation on investments	(20,694)	(3,523)	(26,625)	(4,444)

Net realized and unrealized gain (loss)	(24,880)	(1,614)	(31,957)	423

Net increase (decrease) in net assets resulting from operations	$(13,059)	$8,358	$(8,577)	$19,395

Net investment income before investment gains and losses per common share:
Basic	$0.34	$0.30	$0.69	$0.58

Diluted	$0.34	$0.30	$0.69	$0.58

Change in net assets per common share:
Basic	$(0.38)	$0.25	$(0.26)	$0.59

Diluted	$(0.38)	$0.25	$(0.26)	$0.59

Weighted average shares outstanding
Basic	34,632	32,832	33,702	32,731

Diluted	34,632	32,832	33,702	32,731

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands)

	Common Stock			Unrealized Appreciation (Depreciation) on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value	Capital in excess of par value
Balance at January 1, 2008	32,541	$33	$393,452	$10,129	$819	$(3,557)	$(139)	$400,737
Net increase (decrease) in net assets resulting from operations	—	—	—	(4,444)	4,867	18,972	—	19,395
Issuance of common stock	3	—	28	—	—	—	—	28
Issuance of common stock under dividend reinvestment plan	88	—	933	—	—	—	—	933
Issuance of common stock under restricted stock plan	205	—		—	—	—	—
Dividends declared	—	—	—	—	—	(20,927)	—	(20,927)
Stock-based compensation	—	—	916	—	—	—	—	916

Balance at June 30, 2008	32,837	$33	$395,329	$5,685	$5,686	$(5,512)	$(139)	$401,082

Balance at January 1, 2009	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458
Net increase (decrease) in net assets resulting from operations	—	—	—	(26,625)	(5,332)	23,380	—	(8,577)
Issuance of common stock	3	—	22	—	—	—	—	22
Issuance of common stock under restricted stock plan	312	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	2,041	2	10,529	—	—	—	—	10,531
Dividends declared	—	—	—	—		(21,190)	—	(21,190)
Stock-based compensation	—	—	989	—	—	—	—	989

Balance at June 30, 2009	35,452	$35	$407,300	$(37,922)	$(1,426)	$(3,412)	$(342)	$364,233

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(8,577)	$19,395
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(68,622)	(197,722)
Principal payments received on investments	167,464	123,087
Proceeds from sale of investments	2,589	6,445
Net unrealized depreciation on investments	26,625	4,444
Net unrealized appreciation due to lender	—	(247)
Net realized (gain) loss on investments	5,332	(4,867)
Accretion of paid-in-kind principal	(1,074)	(387)
Accretion of loan discounts	(3,351)	(2,782)
Accretion of loan exit fees	(1,115)	(275)
Depreciation	183	131
Stock-based compensation	989	916
Common stock issued in lieu of Director compensation	22	28
Amortization of deferred loan origination revenue	(2,776)	(2,579)
Change in operating assets and liabilities:
Interest receivable	607	(1,249)
Prepaid expenses and other assets	954	544
Accounts payable	(282)	685
Income tax payable	(192)	(121)
Accrued liabilities	(2,363)	(80)
Deferred loan origination revenue	177	3,882

Net cash provided by (used in) operating activities	116,590	(50,752)
Cash flows from investing activities:
Purchases of capital equipment	(44)	(506)
Other long-term assets	3	(134)

Net cash used in investing activities	(41)	(640)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	933
Dividends paid	(10,659)	(20,927)
Borrowings of credit facilities	64,823	173,700
Repayments of credit facilities	(150,588)	(94,000)
Fees paid for credit facilities and debentures	—	(2,319)

Net cash provided by (used in) financing activities	(96,424)	57,387
Net increase in cash	20,125	5,995
Cash and cash equivalents at beginning of period	17,242	7,856

Cash and cash equivalents at end of period	$37,367	$13,851

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

The Company formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, to operate as a Small Business Investment Company (“SBIC”) under the authority of the Small Business Administration (“SBA”). As an SBIC, the Fund is subject to a variety of regulations concerning, among other things, the size and nature of the companies in which it may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HTM is the general partner (see Note 4).

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities). We currently qualify as a RIC for federal income tax purposes, which allows us to avoid paying corporate income taxes on any income or gains that we distributed to our stock holders. The purpose of establishing these entities is to satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2008. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Valuation of Investments

Our investments are carried at fair value in accordance of 1940 Act and the Statement of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. FAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

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

At June 30, 2009, approximately 90% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of FAS 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Assets at Fair Value as of June 30, 2009				Assets at Fair Value as of December 31, 2008
(in thousands) Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior secured debt	$—	$—	$405,723	$405,723	$—	$—	$534,230	$534,230
Senior debt-second lien	—	—	5,943	5,943	—	—	5,824	5,824
Preferred stock	—	—	22,494	22,494	—	—	21,249	21,249
Common stock	1,461	—	1,441	2,902	221	—	1,894	2,115
Warrants	—	2,616	12,712	15,328	—	2,931	14,952	17,883

	$1,461	$2,616	$448,313	$452,390	$221	$2,931	$578,149	$581,301

The table below presents a reconciliation for all financial assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and June 30, 2008:

	Three months Ended June 30,
Fair Value Measurements Using Significant Unobservable Inputs	2009	2008
(in thousands)
Balance at April 1	$530,366	$525,764
Total gains or losses:
Net Realized gains/(losses)(1)	(4,995)	(49)
Net change in unrealized appreciation or depreciation(2)	(21,779)	(1,804)
Purchases, repayments, and exits, net	(55,279)	75,857
Transfer in and/or out of level 3	—	—

Balance at June 30	$448,313	$599,498

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$(21,779)	$(1,804)

	Six months Ended June 30, 2009
Fair Value Measurements Using Significant Unobservable Inputs	2009	2008
(in thousands)
Balance at January 1	$578,149	$522,740
Total gains or losses:
Net Realized gains/(losses)(1)	(4,980)	(216)
Net change in unrealized appreciation or depreciation(2)	(28,536)	(145)
Purchases, repayments, and exits, net	(96,320)	77,119
Transfer in and/or out of level 3	—	—

Balance at June 30	$448,313	$599,498

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$(28,536)	$(145)

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)

Net change in unrealized appreciation or depreciation includes net unrealized appreciation (depreciation) resulting from changes in portfolio investment values during the reporting period and the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are defined in the 1940 Act as investments in those companies that the Company is deemed to “Control”. Generally, under 1940 Act, the Company is deemed to “Control” a company in which it has invested if it owns 25% or more of the voting securities of such company or has greater than 50% representation on its board. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, which are not Control Investments. The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company. “Non-Control/Non-Affiliate Investments” are investments that are neither Control Investments nor Affiliate Investments.

At June 30, 2009 and December 31, 2008, the Company had investments in two portfolio companies deemed to be Affiliates. Income derived from these investments was less than $500,000 since these investments became Affiliates.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of June 30, 2009 and December 31, 2008 at fair value is shown as follows:

	June 30, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$357,212	78.9%	$445,574	76.6%
Senior secured debt	63,644	14.1	106,266	18.2
Preferred stock	22,494	5.0	21,249	3.8
Senior debt-second lien with warrants	6,138	1.4	6,097	1.0
Common Stock	2,902	0.6	2,115	0.4

	$452,390	100.0%	$581,301	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
United States	$407,932	90.2%	$537,470	92.5%
Canada	21,389	4.7	21,210	3.6
Israel	20,069	4.4	19,621	3.4
Netherlands	3,000	0.7	3,000	0.5

	$452,390	100.0%	$581,301	100.0%

The following table shows the fair value of our portfolio by industry sector at June 30, 2009 and December 31, 2008 (excluding unearned income):

	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
Communications & networking	$73,813	16.3%	$118,133	20.3%
Software	63,758	14.1	80,885	13.9
Drug discovery	56,620	12.5	70,320	12.1
Information services	49,147	10.9	63,533	10.9
Electronics & computer hardware	30,249	6.7	40,481	7.0
Biotechnology tools	27,106	6.0	29,124	5.0
Consumer & business products	25,536	5.6	25,250	4.3
Specialty pharmaceuticals	22,353	4.9	29,870	5.1
Drug delivery	21,648	4.8	24,952	4.3
Therapeutic	20,659	4.6	15,661	2.7
Internet consumer & business services	18,983	4.2	19,759	3.4
Semiconductors	15,251	3.4	17,766	3.1
Diagnostic	13,541	3.0	13,494	2.3
Media/Content/Info	11,229	2.5	17,667	3.1
Surgical Devices	2,370	0.4	10,013	1.7
Energy	127	0.1	4,393	0.8

	$452,390	100.0%	$581,301	100.0%

During the three and six-month periods ended June 30, 2009, the Company made investments in debt securities totaling approximately $19.2 million and $67.8 million, respectively. The Company funded equity investment of approximately $400,000 to one existing portfolio company in the three and six months periods ended June 30, 2009. During the three and six-month periods ended June 30, 2008, the Company made investments in debt securities totaling $154.6 million and $203.7 million, respectively. In addition, during the three and six-month periods ended June 30, 2008, the Company made investments in equity securities of approximately $6.4 million and $7.1 million, respectively.

During the three and six-month periods ended June 30, 2009, the Company recognized net realized loss of approximately $4.2 million and $5.3 million, respectively. During the same periods of 2008, the Company recognized net realized gains of approximately $1.9 million and $4.9 million, respectively.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield in accordance with Statement of Financial Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring loans and Initial Direct Costs of Leases (“FAS 91”). The Company had approximately $4.3 million and $6.9 million of unamortized fees at June 30, 2009 and December 31, 2008, respectively, and approximately $4.7 million and $3.6 million in exit fees receivable at June 30, 2009 and December 31, 2008, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $782,000 and $1.3 million in PIK income in the three and six-month periods ended June 30, 2009. The Company recorded approximately $229,000 and $415,000 in the same periods ended June 30, 2008, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2009, approximately 71.8% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 26.8% of portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1.4% of portfolio company loans had a second lien facility. See “Part II—Item 1A—Risk Factors.”

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As of June 30, 2009, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $138.2 million, compared to carrying amount of $130.6 million as of June 30, 2009.

See the accompanying consolidated schedule of investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investment is discussed in Note 2.

4. Borrowings

Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. On October 31, 2008, the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt was included in the Credit Facility collateral pool were to be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal were due and payable. During the amortization period, borrowings under the Credit Facility bore interest at a rate per annum equal to LIBOR plus 6.50%. At December 31, 2008, $89.6 million was outstanding under the Credit Facility. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility using approximately $10.4 million from our regular principal and interest collection, approximately $36.7 million borrowing from Wells Facility and approximately $42.5 million from early payoffs.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the quarter ended June 30, 2009, the Company recorded an increase of the derivative liability related to this obligation and increased its unrealized losses by approximately $70,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments was approximately $548,000 at June 30, 2009 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $920,000 under the warrant participation agreement thereby reducing its realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued to a single SBIC is $150.0 million. The maximum statutory limit is subject to periodic adjustments by the SBA. As of June 30, 2009, HT II has regulatory capital to $68.55 million and commitment from the SBA to issue debentures up to $137.1 million, of which approximately $130.6 million was outstanding as of June 30, 2009. Currently, HT II has paid commitment fees of approximately $1.4 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25% of their investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12.0 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. The rate for the additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by the SBA on March 25, 2009 at 4.62% and the additional $3.6 million of borrowings made after March 10, 2009 are based on LIBOR plus a spread of 0.30% until the next interest rate set which is expected to occur in September of 2009. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2009 and 2008 annual fee has been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. The outstanding debt under the Wells Facility at June 30, 2009 was approximately $417,000.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $360 million. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of June 30, 2009 combined commitments from the Wells Fargo syndicate and the SBA totaled $180.6 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at June 30, 2009.

At June 30, 2009 and December 31, 2008, the Company had the following borrowing capacity and outstanding borrowings:

	June 30, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	417	50,000	—
SBA Debentures	137,100	130,600	130,600	127,200

Total	$187,100	$131,017	$270,182	$216,782

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

For the quarter ended June 30, 2009, the Company declared a distribution of $0.30 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of June 30, 2009, approximately 100% would be from ordinary income and spilt over earnings from 2008, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2009 distributions to shareholders will actually be.

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

Taxable income for the six-month period ended June 30, 2009 was approximately $20.8 million or $0.60 per share. Taxable net realized losses for the same period was $4.5 million or approximately $0.12 loss per share. Taxable income for the six-month period ended June 30, 2008 was approximately $19.6 million or $0.60 per share. Taxable net realized gains for the same period was $8.9 million or approximately $0.27 per share.

In accordance with regulated investment company distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2008 before the Company files its 2008 tax return in September, 2009, and the Company must pay such dividends by December 31, 2009.

6. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In conjunction with a June 2004 private placement, the Company issued warrants to purchase one share of common stock within five years (the “Five year Warrants”). The exercise price of these warrants was $10.57 and the warrants expired in June 2009.

A summary of activity in the Five Year Warrants initially attached to units issued for the six months ended June 30, 2009 and 2008 is as follows:

	2009	2008
Outstanding at January 1	283,614	371,937
Warrants issued	—	—
Warrants cancelled	(283,614)	—
Warrants exercised	—	(88,323)

Outstanding at June 30	—	283,614

Common stock subject to future issuance as of June 30, 2009 and 2008 is as follows:

	2009	2008
Stock options and Warrants	4,898,675	3,918,219
Warrants issued in June 2004	—	283,614

Common stock reserved	4,898,675	4,201,833

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

In conjunction with stock options issued in 2004, the Company issued warrants to purchase one share of common stock within five years. The warrants expired in June 2009.

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the six months ended June 30, 2009 and 2008 is as follows:

	2009		2008
	Common Stock Options	Five-Year Warrants	Common Stock Options	Five-Year Warrants
Outstanding at January 1	3,931,527	10,692	2,920,513	10,692
Granted	1,188,500	—	1,114,836	—
Exercised	—	—	—	—
Cancelled	(221,352)	(10,692)	(127,822)	—

Outstanding at June 30	4,898,675	—	3,907,527	10,692

Weighted-average exercise price at June 30	$13.02	$—	$13.16	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2009, options for approximately 2.8 million shares were exercisable at a weighted average exercise price of approximately $10.64 per share with a weighted average exercise term of 4.5 years.

The Company determined that the fair value of options granted under the 2004 Plan during the six-month periods ended June 30, 2009 and 2008 was approximately $470,000 and $1.0 million, respectively. During the three-month periods ended June 30, 2009 and 2008, approximately $268,000 and $357,000 of share-based cost was expensed, respectively. During the six-month periods ended June 30, 2009 and 2008, approximately $519,000 and $684,000 of share-based cost was expensed, respectively. As of June 30, 2009, there was approximately $1.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.85 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the six-month periods ended June 30, 2009 and 2008:

	2009	2008
Expected Volatility	32% - 37%	23%
Expected Dividends	10%	8% - 10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.77% - 2.19%	2.27% - 3.18%

During the three and six months ended June 30, 2009, the Company granted approximately 5,000 and 311,500 shares, respectively of restricted stock pursuant to the 2006 and 2004 Plan. Restricted stock granted under the 2004 Plan in Q1 2009 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. Restricted stock granted in the second quarter of 2009 is subject to the 2006 Plan and vests over three years, in equal installments on each of the first three anniversaries of the date of grant. During the three and six months ended June 30, 2009, the Company recognized compensation expense related to restricted stock of approximately $269,000 and $470,000, respectively. The Company recorded approximately $157,000 and $232,000 in the same respective periods ended June 30, 2008.

8. Change in Net Assets per Share

In 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and it became effective for the Company beginning January 1, 2009. Under this FSP, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as our restricted stock issued under the 2004 Plan and 2006 Plan, are considered participating securities for purposes of calculating change in net assets per share. Under the two-class method required by EITF 03-6-1, a portion of net increase in net assets resulting from operations is allocated to these participating securities and therefore is excluded from the calculation of change in net assets per share allocated to common stock, as shown in the table below. This FSP requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. The adoption of this FSP did not result in a change to the previously reported basic change in net assets per share and diluted change in net assets per share for the three and six months ended June 30, 2008.

Computation and reconciliation of change in net assets per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Numerator
Net increase (decrease) in net assets resulting from operations	$(13,059)	$8,358	$(8,577)	$19,395
Less: Dividends declared-common and restricted shares	10,599	11,165	21,190	20,927

Undistributed earnings	(23,658)	(2,807)	(29,767)	(1,532)

Undistributed earnings-common shares	(23,658)	(2,807)	(29,767)	(1,532)
Add: Dividend declared-common shares	10,449	11,090	20,963	20,851
Numerator for basic and diluted change in net assets per common share	(13,209)	8,283	(8,804)	19,319

Denominator
Basic weighted average common shares outstanding	34,632	32,832	33,702	32,731
Common shares issuable	—	—	—	—
Weighted average common shares outstanding assuming dilution	34,632	32,832	33,702	32,731

Change in net assets per common share
Basic	$(0.38)	$0.25	$(0.26)	$0.59
Diluted	$(0.38)	$0.25	$(0.26)	$0.59

Options to purchase approximately 1.2 million and 1.2 million common shares, for the three and six month periods ended June 30, 2009 respectively, issuable under the Company’s share-based compensation plans were excluded from the computation of diluted change in net assets per common share because the effect would have been antidilutive.

9. Related-Party Transactions

In connection with the sale of public equity investments, during the three and six- month periods ended June 30, 2009, the Company paid JMP Securities LLC approximately $22,000 and $37,000, respectively, in brokerage commissions for the three and six months ended June 30, 2009. The Company paid $3,300 for the three and six months ended June 30, 2008.

10. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2009 and 2008:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollar in thousands, except per share amounts)

	Six Months Ended June 30,
	2009		2008
Per share data:
Net asset value at beginning of period	$11.56		$12.31
Net investment income	0.69		0.58
Net realized gain (loss) on investments	(0.15)		0.15
Net unrealized apreciation (depreciation) on investments	(0.79)		(0.14)

Total from investment operations	(0.25)		0.59
Net increase/(decrease) in net assets from capital share transactions	(0.44)		(0.07)
Distributions	(0.63)		(0.64)
Stock-based compensation expense included in investment income (1)	0.03		0.02

Net asset value at end of period	$10.27		$12.21

Ratios and supplemental data:
Per share market value at end of period	$8.40		$8.93
Total return	11.77	%(2)	-18.76	%(2)
Shares outstanding at end of period	35,452		32,837
Weighted average number of common shares outstanding	33,702		32,731
Net assets at end of period	$364,233		$401,082
Ratio of operating expense to average net assets (annualized)	7.89%		7.73%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	12.17%		9.37%
Average debt outstanding	$165,749		$160,110
Weighted average debt per common share	$4.92		$4.89
Portfolio turnover	0.64%		0.49%

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

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unused commitments to extend credit at June 30, 2009 totaled approximately $25.0 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had no non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $253,000 and $504,000 during the three and six-month periods ended June 30, 2009, respectively. There was approximately $252,000 and $470,000 of rent expenses recorded in the same periods ended June 30, 2008.

The following table shows our contractual obligations as of June 30, 2009:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (3)	$131,017	$—	417	$—	$130,600
Operating Lease Obligations (4)	4,014	1,013	1,940	1,061	—

Total	$135,031	$1,013	$2,357	$1,061	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation obligation with Citigroup. See Note 4.
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Recent Accounting Pronouncements

In April 2009, the FASB issued the following three FSPs:

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions. The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

•

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

•

FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also requires increased disclosures.

These FSPs apply to both interim and annual periods and were effective for the Company beginning April 1, 2009. The adoption of these standards did not have an impact on Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for the Company beginning with the quarter ending June 30, 2009 and will be applied prospectively. The interim financial data as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the Company’s results for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. All significant intercompany amounts have been eliminated. For the period ended June 30, 2009, management has evaluated all subsequent events through the filing date of August 7, 2009.

In June 2009, the FASB also issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162). This standard establishes the FASB Accounting Standards Codification™ (Codification) as the single source of authoritative US GAAP. The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for us July 1, 2009, and beginning with the third quarter interim report, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.

13. Subsequent Events

In July 2009, the assets of Active Response Group, Inc. were purchased by Caivis, Inc. for approximately $1.25 million of cash and common stock. As a result of the transaction, Hercules will incur a realized loss during the third quarter of 2009 of approximately $8.6 million on the debt, equity and warrant investments in the company. Such amount was recognized as an unrealized loss during the second quarter of 2009.

In July 2009, Hercules received a commitment letter from Union Bank for a $20.0M, one year revolving credit facility. Cost of debt under the facility is L+2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, secured by loans in the borrowing base and subject to certain covenants. Finalization of the facility is subject to completion of certain due diligence, primarily legal, and completion of the loan documents. There can be no assurances that Hercules will be able to complete this transaction or the timing of the availability of any funds.

In July 2009, select assets of SiCortex, Inc. were purchased by an undisclosed buyer for an undisclosed amount of cash and common stock, and the remaining assets are currently being evaluated by other potential acquirers. As a result of the transaction, Hercules anticipates it may incur a realized loss of approximately $5.0 million on the SiCortex, Inc. debt and warrant investments in the third quarter of 2009.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. Since 2008, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and lower middle market companies. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies. Early in 2008, we announced our “slow and steady” investment strategy and the shift in our investment focus to established-stage, or lower middle market companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $452.4 million at June 30, 2009 as compared to $581.3 million at December 31, 2008. During the three-month and six-month periods ended June 30, 2009, we made debt commitments totaling $73.8 million and $134.8 million and funded approximately $19.6 million and $68.2 million, respectively. Debt commitments for the six month period ended June 30, 2009 included commitments of approximately $7.0 million to one new portfolio company, $39.6 million in refinancing through our SBIC, renewals of approximately $27.5 million of working capital lines and restructurings of approximately $60.7 million. During the three and six-month periods ended June 30, 2009, we made an equity investment approximately $400,000 in one existing portfolio company. During the three and six months ended June 30, 2008, we made debt commitments totaling $229.6 million and $294.6 million and funded approximately by $142.8 million and $191.9 million, respectively. We also made equity investments of approximately $5.2 million and $5.9 million in the same periods ended June 30, 2008. At June 30, 2009, we had unfunded contractual commitments of $25.0 million to 11 portfolio companies. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had no non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at June 30, 2009 was approximately $411.7 million, compared to a fair value of approximately $545.1 million at June 30, 2008. The fair value of the equity portfolio at June 30, 2009 and June 30, 2008 was approximately $25.4 million and $32.2 million, respectively. The fair value of our warrant portfolio at June 30, 2009 and June 30, 2008 was approximately $15.3 million and $24.8 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the six-month period ended June 30, 2009, we received normal principal amortization repayments of $62.0 million, and early repayments and working line of credit paydowns totaling $105.5 million. Total portfolio investment activity (exclusive of unearned income) as of the six-month periods ended June 30, 2009 and 2008 is as follows:

(in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Beginning Portfolio	$581.3	$530.0
Purchase of debt investments	68.2	191.9
Equity Investments	0.4	5.9
Sale of Investments	(7.9)	(1.4)
Principal payments received on investments	(62.0)	(39.3)
Early pay-offs and Working Capital paydowns	(105.5)	(83.8)
Accretion of loan discounts and paid-in-kind principal	4.5	3.1
Net change in unrealized depreciation in investments	(26.6)	(4.3)

Ending Portfolio	$452.4	$602.1

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

(in thousands)	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$357,212	78.9%	$445,574	76.6%
Senior secured debt	63,644	14.1	106,266	18.2
Preferred stock	22,494	5.0	21,249	3.8
Senior debt-second lien with warrants	6,138	1.4	6,097	1.0
Common Stock	2,902	0.6	2,115	0.4

	$452,390	100.0%	$581,301	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

(in thousands)	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$407,932	90.2%	$537,470	92.5%
Canada	21,389	4.7	21,210	3.6
Israel	20,069	4.4	19,621	3.4
Netherlands	3,000	0.7	3,000	0.5

	$452,390	100.0%	$581,301	100.0%

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

At June 30, 2009, we had investments in two portfolio companies deemed to be Affiliates. Income derived from these investments was less than $500,000 since these investments became Affiliates. We recognized a realized loss of approximately $4.0 million during the three and six-month periods ended June 30, 2009 in a portfolio company that was an affiliate prior to the disposal of the investment. No realized gains or losses related to Affiliates were recognized during the three or six-month periods ended June 30, 2008.

The following table shows the fair value of our portfolio by industry sector at June 30, 2009 and December 31, 2008 (excluding unearned income):

(in thousands)	June 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$73,813	16.3%	$118,133	20.3%
Software	63,758	14.1	80,885	13.9
Drug discovery	56,620	12.5	70,320	12.1
Information services	49,147	10.9	63,533	10.9
Electronics & computer hardware	30,249	6.7	40,481	7.0
Biotechnology tools	27,106	6.0	29,124	5.0
Consumer & business products	25,536	5.6	25,250	4.3
Specialty pharmaceuticals	22,353	4.9	29,870	5.1
Drug delivery	21,648	4.8	24,952	4.3
Therapeutic	20,659	4.6	15,661	2.7
Internet consumer & business services	18,983	4.2	19,759	3.4
Semiconductors	15,251	3.4	17,766	3.1
Diagnostic	13,541	3.0	13,494	2.3
Media/Content/Info	11,229	2.5	17,667	3.1
Surgical Devices	2,370	0.4	10,013	1.7
Energy	127	0.1	4,393	0.8

	$452,390	100.0%	$581,301	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$28,745	7.0%	$22,293	4.1%
2	211,057	51.3	326,106	60.4
3	109,196	26.5	159,980	29.6
4	54,278	13.2	29,460	5.5
5	8,391	2.0	2,215	0.4

	$411,667	100.00%	$540,054	100.00%

As of June 30, 2009, our investments had a weighted average investment grading of 2.70 as compared to 2.39 at December 31, 2008. We are shifting our focus to expansion and established-stage companies in order to maintain our portfolio credit quality despite the current adverse financial markets. However, there is no guarantee that this strategy will be successful. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At June 30, 2009, 16 portfolio companies were graded 3 and 6 portfolio companies were graded 4, as compared to 19 portfolio companies that were graded 3 and 5 portfolio companies that were graded 4 at December 31, 2008. At June 30, 2009 and December 31, 2008, there were 6 and 5 portfolio companies that were graded 5, respectively.

The effective yield on our debt investments for the three month periods ended June 30, 2009 and March 31, 2009 was 16.1% and 15.6%, respectively. The increase in the effective yield is primarily due to higher fee income attributed to loan amendments. The overall weighted average yield to maturity of our loan obligations was approximately 13.5% at June 30, 2009 as compared to 12.87% as of December 31, 2008, attributed to higher interest rates on new loans and loans refinanced in the second quarter of 2009. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to 17% as of June 30, 2009. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At June 30, 2009, approximately 71.8% of portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 26.8% of portfolio company loans were prohibited from pledging or encumbering the portfolio company’s intellectual property and 1.4% of our loans are second lien facilities. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in structured debt with warrants also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of June 30, 2009, we have received warrants in connection with the majority of our debt investments in each portfolio company. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. We currently hold warrants in 88 portfolio companies, with a fair value of approximately $15.3 million included in the investment portfolio of $452.4 million. These warrant holdings would require us to invest approximately $52.5 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three and Six-Month Periods Ended June 30, 2009 and 2008

Operating Income

Interest income totaled approximately $15.9 million and $33.8 million for the three and six-month periods ended June 30, 2009, compared with $16.1 million and $30.3 million for the three and six-month periods ended June 30, 2008, respectively. Income from commitment, facility and loan related fees totaled approximately $3.6 million and $6.1 million for the three and six-month periods ended June 30, 2009, compared with $2.9 million and $4.3 million in the same periods ended June 30, 2008, respectively. In the three and six months ended June 30, 2009 and 2008, total investment income increased $0.5 million and $5.3 million year over year, respectively, despite a decline of 13% and 9% in average investment assets over the same period, due to higher average yield on the debt portfolio, early debt repayment fees, restructuring charges and default interest on certain debt investments.

Operating Expenses

Operating expenses totaled approximately $7.7 million and $16.6 million during the three and six months ended June 30, 2009, compared with $9.0 million and $15.7 million for the three and six months ended June 30, 2008, respectively. Operating expenses for the three and six months ended June 30, 2009 included interest expense, loan fees and unused commitment fees of approximately $2.4 million and $6.5 million, respectively, compared with $3.5 million and $5.7 million for the three and six-month periods ended June 30, 2008. The 30% decrease in interest and loan fee expenses relates to a lower average outstanding debt balance of $135.8 million in the second quarter of 2009 as compared to $180.9 million in the second quarter of 2008 as well as a lower average cost of debt as the Citibank/Deutsche Bank credit facility was paid off on March 29, 2009. The higher cost of capital for the six months ended June 30, 2009 as compared to the same period of 2008 is primarily due to the Citibank/Deutsche Bank credit facility entering the amortization period during which borrowings under the facility was bearing interest at LIBOR + 650 Bps as compared to the prior year when the facility interest rate was at LIBOR + 120 Bps.

Employee compensation and benefits were relatively consistent at approximately $2.8 million and $5.7 million during the three and six months ended June 30, 2009, compared with $2.9 million and $5.7 million during the three and six-month periods ended June 30 2008, respectively. General and administrative expenses for the three and six month periods ended June 30, 2009 which include legal, consulting and accounting fees, insurance premiums, rent and various other expenses decreased to $1.9 million and $3.4 million, down from $2.2 million and $3.4 million during the three and six months ended June 30, 2008. The decrease was primarily attributable to lower expense for legal, travel and entertainment, and recruiting offset by higher work-out and public company related expenses. In addition, we incurred approximately $520,000 and $989,000 of stock-based compensation expense in the three and six months of 2009 as compared to $507,000 and $901,000 in the same periods of 2008. The increase was due to additional option and restricted stock grants made in 2009, which increased the basis of the total stock based compensation expenses during the three and six month periods of 2009.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.34 for the second quarter of 2009, compared to $0.30 per share in the second quarter of 2008. Net investment income before investment gains and losses for the three and six months ended June 30, 2009 totaled $11.8 million and $23.4 million as compared to $10.0 million and $19.0 million in the three and six-month periods of 2008. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

Net Investment Realized Gains and Losses and Unrealized Appreciation and Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

For the three months ended June 30, 2009, we generated realized gains totaling approximately $872,000 from the sale of common stock of two biotech companies and one drug discovery company. We recognized realized losses on loans, equity and warrants of approximately $5.1 million from the investment exit from two software companies and one communication and networking company. For the three months ended June 30, 2008, we generated a net realized gain totaling approximately $2.0 million due to the sale of one biopharmaceutical company offset by $49,000 loss on the sale of one software company. A summary of realized gains and losses and unrealized appreciation and depreciation for the three and six-month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Realized gains	$872	$1,958	$1,544	$5,482
Realized losses	(5,058)	(49)	(6,876)	(615)

Net realized gains	$(4,186)	$1,909	$(5,332)	$4,867

During the three and six months ended June 30, 2009 and 2008, net unrealized depreciation totaled approximately $20.7 million and $26.6 million and $3.5 million and $4.4 million, respectively. The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. This net unrealized depreciation was primarily comprised of decreases in the carrying value of our portfolio companies due to credit performance and market conditions. For the three month period ended June 30, 2009 approximately $23.8 million of the net depreciation recognized was attributable to debt investments in those companies. The remaining depreciation was attributable to depreciation of approximately $887,000 in warrants held in our portfolio companies offset by appreciation of approximately $4.1 million in our equity investments. As of June 30, 2009, the net unrealized depreciation recognized by the Company was increased by approximately $70,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the consolidated financial statements. The following table itemizes the change in net unrealized depreciation of investments for the three and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(in thousands)
Gross unrealized appreciation on portfolio investments	$8,445	$4,663	$12,620	$6,221
Gross unrealized depreciation on portfolio investments	(33,984)	(7,433)	(45,402)	(7,174)
Reversal of prior period net unrealized appreciation upon a realization	(342)	(857)	(1,042)	(3,243)
Reversal of prior period net unrealized depreciation upon a realization	5,257	—	7,249	—
Citigroup Warrant Participation	(70)	104	(50)	(248)

Net unrealized depreciation on portfolio investments	$(20,694)	$(3,523)	$(26,625)	$(4,444)

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

Net Decrease in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three and six months ended June 30, 2009, net decrease in net assets resulting from operations totaled approximately $13.1 million and $8.6 million compared to the net increase of approximately $8.4 million and $19.4 million for the three and six months ended June 30, 2008. These changes are made up of the items previously described.

Basic and fully diluted net loss per share for the three and six-month periods ended June 30, 2009 was $(0.38) and $(0.26) respectively, as compared to basic and fully diluted net income of $0.25 and $0.59 for the three and six-month periods ended June 30, 2008, respectively.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2009, we had approximately $37.4 million in cash and cash equivalents and available borrowing capacity of approximately $49.6 million under the Wells Facility and $6.5 million under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

For the six months ended June 30, 2009, net cash provided by operating activities totaled approximately $116.6 million as compared to net cash used in operating activities of approximately $50.7 million for the six months ended June 30, 2008. This change was primarily due to $105.5 million in early payoffs on loan investments and approximately $62.0 million in normal principal payments offset by an approximate $68.6 million in the purchase of investments. Cash used in investing activities for the six months ended June 30, 2009, was approximately $41,000 as compared to approximately $640,000 used in investing activities in the same period of 2008. Net cash used in financing activities totaled $96.4 million for the six months ended June 30, 2009 and was primarily comprised of net repayments under our credit facilities of $85.8 million and cash dividend payments of $10.7 million. During the six months ended June 30, 2008, we had net borrowings of approximately $79.7 million offset by cash dividend distributions of $20.9 million.

As of June 30, 2009, net assets totaled $364.2 million, with a net asset value per share of $10.27. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2009 Annual Shareholder Meeting held on June 3, 2009, our shareholders approved to authorize the Company, with the approval of its board of directors (the “Board”), to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of its common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available in the near term given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of June 30, 2009 was approximately 118,765%, excluding SBA leverage.

At June 30, 2009 and December 31, 2008, we had the following borrowing capacity and outstandings:

	June 30, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	417	50,000	—
SBA Debentures	137,100	130,600	130,600	127,200

Total	$187,100	$131,017	$270,182	$216,782

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. At June 30, 2009, we had a commitment from the SBA permitting us to draw up to $137.1 million from the SBA. The maximum borrowing available from the SBA could be increased to $150.0 million based on the total regulatory capital investment at June 30, 2009, subject to SBA approval. At June 30, 2009, we had a net investment of $68.55 million in HT II, and there are investments in 44 companies with a fair value of approximately $170.1 million. HT II’s portfolio accounted for approximately 37.4% of our total portfolio at June 30, 2009. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II is our wholly owned subsidiary.

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

At the same time, the venture capital market for the technology-related companies in which we invest has been active, but is continuing to show signs of stress and contraction. Therefore, to the extent we have capital available; we believe this is an opportune time to invest on a limited basis in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for at least the next two quarters as the economic environment may cause additional portfolio stress. Due to the continuing economic slowdown and due to reduced venture capital investment activity, we determined that it would be prudent to substantially curtail new investment activity in the current quarter in order to have working capital available to support our existing portfolio companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

Like many other companies, we have continued to engage in activities to deleverage our balance sheet and strengthen cash resources available to us. As discussed herein, on March 25, 2009, we paid off all outstanding borrowings under the Credit Facility. In addition, to strengthen our liquidity position and preserve cash, in March 2009, 90% of our first quarter 2009 dividend was paid with approximately 1.9 million newly issued shares of common stock and 10% or approximately $1.1 million, was paid in cash. To minimize disruptions in our business as a result of current market conditions, we entered into an amendment with Wells Fargo Foothill, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, as discussed in the Wells Facility section of “Borrowings.”

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2009, we had unfunded commitments of approximately $25.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use primarily cash flow from normal and early principal repayments and our Wells Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2009:

Contractual Obligations(1)(2)	Payments due by period
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (3)	$131,017	$—	417	$—	$130,600
Operating Lease Obligations (4)	4,014	1,013	1,940	1,061	—

Total	$135,031	$1,013	$2,357	$1,061	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation obligation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. On October 31, 2008, the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt was included in the Credit Facility collateral pool were to be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal were due and payable. During the amortization period, borrowings under the Credit Facility bore interest at a rate per annum equal to LIBOR plus 6.50%. At December 31, 2008, $89.6 million was outstanding under the Credit Facility. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility using approximately $10.4 million from our regular principal and interest collection, approximately $36.7 million borrowing from Wells Facility and approximately $42.5 million from early payoffs.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the quarter ended June 30, 2009, we recorded an increase of the derivative liability related to this obligation and increased its unrealized appreciation by approximately $70,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized appreciation in the related equity investments was approximately $548,000 at June 30, 2009 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $920,000 under the warrant participation agreement thereby reducing our realized gains by this amount.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued to a single SBIC is $150.0 million. The maximum statutory limit is subject to periodic adjustments by the SBA. Currently, HT II has paid commitment fees of approximately $1.4 million and has a commitment from the SBA to issue a total of $137.1 million of SBA guaranteed debentures, of which approximately $130.6 million was outstanding as of June 30, 2009. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

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

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of June 30, 2009, HT II could draw up to $137.1 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. The rate for additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by SBA on March 25, 2009 at 4.62%. The additional $3.6 million of borrowings made after March 10, 2009 are based on LIBOR plus a spread of 0.30% until the next interest rate set which is expected to occur in September of 2009. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2009 and 2008 annual fee has been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a two year period. The outstanding debt under the Wells Facility at June 30, 2009 was approximately $0.4 million. The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceed $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of June 30, 2008 combined commitments from the Wells Fargo syndicate and the SBA totaled $187.1 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2009.

At June 30, 2009 and December 31, 2008, the Company had the following borrowing capacity and outstandings:

	June 30, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	417	50,000	—
SBA Debentures	137,100	130,600	130,600	127,200

Total	$187,100	$131,017	$270,182	$216,782

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7,2009	May 15, 2009	June 15, 2009	0.300

			$4.365

*	Dividend paid in cash & stock

Effective in 2009, our Board of Directors adopted a policy to distribute four quarterly distributions in an amount that approximates 90 to 95% of our taxable income. In addition, at the end of the year, we may also pay an additional special dividend, such that we may distribute approximately 98% of our annual taxable income in the year it was earned, instead of spilling over our excess taxable income.

On August 6, 2009, the Board of Directors announced a cash dividend of $0.30 per share that will be payable on September 14, 2009 to shareholders of record as August 14, 2009. This is the Company’s sixteenth consecutive dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $4.67 per share.

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

Our investments are carried at fair value in accordance with the 1940 Act and the Statement of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements (“FAS 157”).

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

In October 2008, the Financial Accounting Standards Board, or the FASB, issued FASB Staff Position (“FSP”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active. More specifically, FSP No. 157-3 states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. FSP No. 157-3 also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, FSP No. 157-3 provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.

In April 2009, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS 157, “Fair Value Measurements.” This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP in the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

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

Determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment, although our valuation policy is intended to provide a constant basis for determining the fair value of portfolio investments. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses. Instead, we must determine the fair value of each individual investment on a quarterly basis. We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, where appropriate, we record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value.

As a business development company providing debt and equity capital primarily to technology-related companies, we invest primarily in illiquid securities including debt and equity-related securities of private companies. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors that might be considered in a hypothetical secondary market. Our valuation methodology includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, and estimated remaining life. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

At June 30, 2009, approximately 90% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of FAS 157 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2009, we had four loans on non-accrual status with a fair value of approximately $6.0 million. There were two loans on non-accrual status as of June 30, 2008 with fair value at approximately $4.3 million.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month periods ended June 30, 2009 and 2008, approximately $2.4 million and $1.5 million in PIK and end of term income was recorded. There was approximately $4.6 million and $2.1 million in PIK and end of term income recorded for the six-month periods ended June 30, 2009 and 2008 respectively.

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

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net investment income, which is the difference between the interest income earned on interest earning assets and our interest expense incurred in connection with our interest bearing debt and liabilities. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

As of June 30, 2009, approximately 84% of our portfolio loans were at fixed rates or floating with a floor and 16% of our loans were at floating rates. Over time additional investments may be at floating rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.

Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. The additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by the SBA on March 25, 2009 at 4.62% and the additional $3.6 million of borrowings made after March 10, 2009 are based on LIBOR plus a spread of 0.30% until the next interest rate set which is expected to occur in September of 2009. In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The 2009 and 2008 annual fee has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by floating rate assets in our investment portfolio.

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

At June 30, 2009, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

The United States has been in a recession since late 2007. The U.S. capital markets continues to experience extreme volatility and disruption as evidenced by a continuing lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite the actions of the United States federal government, these events continue to contribute to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular. In addition, consumer confidence continues to deteriorate and unemployment figures continued to increase during the first half of 2009. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in the debt capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may cause us to reduce the value of loans we originate and/or fund, which could have an adverse effect on our business, financial condition, and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investment originations and negatively impact our operating results.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

The United States markets and most other markets have entered into a period of recession. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. There were four loans on non-accrual status as of June 30, 2009 with a fair value of approximately $6.0 million. There were four loans on non-accrual status as of December 31, 2008 with a fair value of approximately $864,000. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 9.0 % of the aggregate outstanding balance of our portfolio as of June 30, 2009. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

At our Annual Meeting of Stockholders on June 3, 2009, stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to Board approval of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stocks at a price below our net asset value during the six months ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, one of our Directors elected to take part of his compensation in the form of common stock in lieu of cash. We issued a total of 1,667 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $8,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2009, the Company held its Annual Meeting of Stockholders. The following four matters were submitted to the stockholders for consideration:

1.	To elect one director of the Company who will serve for three years, or until his successor is elected and qualified;

2.	To ratify the selection of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009;

3.	To approve a proposal to authorize the Company, with the approval of its board of directors to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share; and

4.	To approve a proposal to authorize the Company, with the subsequent approval of its Board, to offer and issue debt with warrants or debt convertible into shares of its common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued will not be less than the fair market value per share but may be below NAV; and;

The stockholders approved the four matters submitted for consideration and the results of the shares voted with regard to each of these matters are as follows:

	For	Withheld
1. Election of director:

Allyn C. Woodward. Jr.	28,747,730	3,053,103

The following directors are continuing as directors of the Company for their respective terms: Manuel A. Henriquez, Robert P. Badavas and Joseph W. Chow.

	For	Against	Abstain	Broker Non-Votes
2. Ratification of appointment of Ernst & Young LLP as auditors:	31,604,794	116,593	79,443	—

3. Approve the proposal to authorize the Company to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share, and	18,628,719	3,163,466	112,585	9,892,062

4. Approve the proposal to authorize the Company, with the subsequent approval of its Board, to offer and issue debt with warrants or debt convertible into shares of its common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued will not be less than the fair market value per share but may be below NAV:	20,298,268	1,481,566	124,937	9,896,062

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 7, 2009	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 7, 2009	/S/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002