Form 10-Q
period 2009-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2009-11-09
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

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

On November 6, 2009, there were 35,544,561 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(dollars in thousands, except per share data)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Investments:
Non-affiliate investments (cost of $431,497 and $583,592)	$410,567	$579,079
Affiliate investments (cost of $3,466 and $8,756)	4,280	2,222

Total investments, at value (cost of $434,963 and $592,348 respectively)	414,847	581,301
Deferred loan origination revenue	(3,207)	(6,871)
Cash and cash equivalents	77,247	17,242
Interest receivable	10,382	8,803
Other assets	5,851	8,197

Total assets	505,120	608,672
Liabilities
Accounts payable and accrued liabilities	5,798	9,432
Short-term credit facility	—	89,582
Long-term SBA Debentures	130,600	127,200

Total liabilities	136,398	226,214

Net assets	$368,722	$382,458

Net assets consist of:
Common stock, par value	$35	$33
Capital in excess of par value	408,733	395,760
Unrealized depreciation on investments	(20,405)	(11,297)
Accumulated realized gain(loss) on investments	(15,600)	3,906
Distributions in excess of investment income	(4,041)	(5,944)

Total net assets	$368,722	$382,458

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	35,546	33,096

Net asset value per share	$10.37	$11.56

See Notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(4)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$909
		Preferred Stock Warrants		35	154
Acceleron Pharmaceuticals, Inc.		Preferred Stock		1,243	2,131

Total Acceleron Pharmaceuticals, Inc.				1,347	3,194

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures May 2012 Interest rate 11.13%	$15,000	14,933	14,933
		Preferred Stock Warrants		190	195
		Preferred Stock Warrants		104	53
		Preferred Stock Warrants		24	19

Total Aveo Pharmaceuticals, Inc.				15,251	15,200

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$7,000	6,807	6,807
		Preferred Stock Warrants		206	162
		Preferred Stock Warrants		31	28

Total Dicerna Pharmaceuticals, Inc.				7,044	6,997

Elixir Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures October 2011 Interest rate Prime + 9.25% or Floor rate of 12.5%	$9,167	9,167	9,167
		Preferred Stock Warrants		217	61

Total Elixir Pharmaceuticals, Inc.				9,384	9,228

EpiCept Corporation	Drug Discovery	Common Stock Warrants		8	64
		Common Stock Warrants		40	335
Epicept Corporation		Common Stock		—	—

Total EpiCept Corporation				48	399

Horizon Therapeutics, Inc.	Drug Discovery	Senior Debt Matures July 2011 Interest rate Prime + 1.50%	$5,397	5,316	5,316

		Preferred Stock Warrants		230	191

Total Horizon Therapeutics, Inc.				5,546	5,507

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	475

Total Inotek Pharmaceuticals Corp.				1,500	475

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	816
Merrimack Pharmaceuticals, Inc.		Preferred Stock		2,000	3,158

Total Merrimack Pharmaceuticals, Inc.				2,155	3,974

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	68
Paratek Pharmaceuticals, Inc.		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,068

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$7,916	7,917	7,917
		Preferred Stock Warrants		152	256

Total Portola Pharmaceuticals, Inc.				8,069	8,173

Recoly, N.V. (5)	Drug Discovery	Senior Debt Matures June 2012 Interest rate Prime + 4.25%	$2,792	2,792	2,792

Total Recoly, N.V.				2,792	2,792

Total Drug Discovery (15.46%)				54,273	57,007

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(4)
Affinity Videonet, Inc. (4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 8.75% or Floor rate of 12.00%	$2,318	$2,308	$2,308
		Senior Debt
		Matures June 2012 Interest rate Prime + 14.75% or Floor rate of 18.00%	$2,000	2,041	2,042
		Revolving Line of Credit
		Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	500	500
		Preferred Stock Warrants		102	143

Total Affinity Videonet, Inc.				4,951	4,993
E-band Communications, Inc. (6)	Communications & Networking	Preferred Stock		2,372	3,300

Total E-Band Communications, Inc.				2,372	3,300
IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$7,804	7,804	7,804
		Preferred Stock Warrants		45	147
		Preferred Stock Warrants		72	230

Total IKANO Communications, Inc.				7,921	8,181

Neonova Holding Company		Preferred Stock Warrants		94	46
		Preferred Stock		250	247

Total Neonova Holding Company				344	293

Peerless Network, Inc. (6)	Communications & Networking	Preferred Stock Warrants		95	—
Peerless Network, Inc.		Preferred Stock		1,000	980

Total Peerless Network, Inc.				1,095	980

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	169

Total Ping Identity Corporation				52	169

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	359

Total Purcell Systems, Inc.				123	359
Rivulet Communications, Inc. (4)	Communications & Networking	Senior Debt Matures March 2010 Interest rate Prime + 8.00% or Floor rate of 12%	$1,469	1,445	1,445
		Preferred Stock Warrants		146	83
Rivulet Communications, Inc.		Preferred Stock		250	58

Total Rivulet Communications, Inc.				1,841	1,586

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	17

Total Seven Networks, Inc.				174	17

Stoke, Inc.		Preferred Stock Warrants		53	88

Total Stoke, Inc.				53	88

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(4)
Tectura Corporation	Communications & Networking	Senior Debt Matures September 2010 Interest rate Prime + 10.75% or Floor rate of 14.00%	$2,500	$2,500	$2,500
		Revolving Line of Credit
		Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$9,908	10,107	10,107
		Revolving Line of Credit
		Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$5,000	5,092	5,092
		Preferred Stock Warrants		51	42

Total Tectura Corporation				17,750	17,741

Wireless Channels, Inc. (4)(7)	Communications & Networking	Senior Debt Matures March 2011 Interest rate 6.72%	$9,647	10,158	—
		Senior Debt Matures April 2010 Interest rate Prime + 3.00%	$343	343	—
		Preferred Stock Warrants		155	—

Total Wireless Channels, Inc.				10,656	—

Zayo Bandwidth, Inc.	Communications & Networking	Senior Debt Matures November 2013 Interest rate Libor + 5.25%	$24,812	24,812	24,378

Total Zayo Bandwith, Inc.				24,812	24,378

Total Communications & Networking (16.84%)				72,144	62,085

Atrenta, Inc. (4)	Software	Preferred Stock Warrants		102	266
		Preferred Stock Warrants		34	87
		Preferred Stock Warrants		95	224
Atrenta, Inc.		Preferred Stock		250	375

Total Atrenta, Inc.				481	952

Blurb, Inc.	Software	Senior Debt Matures December 2009 Interest rate Prime + 1.30%	$451	449	449
		Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$3,843	3,716	3,716
		Preferred Stock Warrants		25	125
		Preferred Stock Warrants		299	65

Total Blurb, Inc.				4,489	4,355

Braxton Technologies, LLC. (4)	Software	Senior Debt Matures July 2012 Interest rate 13.00%	$6,683	6,744	6,744
		Preferred Stock Warrants		189	148

Total Braxton Technologies, LLC.				6,933	6,892

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	255

Total Bullhorn, Inc.				43	255

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(4)
Clickfox, Inc.	Software	Senior Debt Matures September 2011 Interest rate Prime + 5.00% or Floor rate of 10.25%	$4,235	$4,146	$4,146
		Revolving Line of Credit Matures July 2010 Interest rate Prime + 8.50% or Floor rate of 13.5%	$2,000	2,000	2,000
		Preferred Stock Warrants		177	219

Total Clickfox, Inc.				6,323	6,365

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	106

Total Forescout Technologies, Inc.				99	106

GameLogic, Inc.	Software	Preferred Stock Warrants		92	—

Total GameLogic, Inc.				92	—

Gomez, Inc. (8)	Software	Preferred Stock Warrants		35	770

Total Gomez, Inc.				35	770

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc.	Software	Preferred Stock Warrants		44	36

Total HighRoads, Inc.				44	36

Infologix, Inc. (4)	Software	Senior Debt Matures May 2012 Interest rate Prime + 10.75% or Floor rate of 15.75% Revolving Line of Credit	$11,400	11,623	11,623
		Matures January 2010 Interest rate Prime + 9.75% or Floor rate of 14.25%	$9,000	9,035	9,035
		Preferred Stock Warrants		36	56

Total Infologix, Inc.				20,694	20,714

Intelliden, Inc.	Software	Preferred Stock Warrants		18	—

Total Intelliden, Inc.				18	—

PSS Systems, Inc.	Software	Preferred Stock Warrants		52	108

Total PSS Systems, Inc.				52	108
Rockyou, Inc.	Software	Senior Debt Matures May 2011 Interest rate Prime + 2.50%	$1,969	1,932	1,932
		Preferred Stock Warrants		117	115

Total Rockyou, Inc.				2,049	2,047
Savvion, Inc. (4)	Software	Senior Debt Matures February 2011 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,539	2,487	2,487
		Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.75% or Floor rate of 10.00%	$1,500	1,500	1,500
		Preferred Stock Warrants		52	169

Total Savvion, Inc.				4,039	4,156

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(4)
Sportvision, Inc.	Software	Preferred Stock Warrants		$39	$79

Total Sportvision, Inc.				39	79

WildTangent, Inc.	Software	Preferred Stock Warrants		238	60

Total WildTangent, Inc.				238	60

Total Software (16.79%)				60,668	61,895

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 12.875%	$11,796	11,796	11,796
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	1
		Preferred Stock Warrants		334	11

Total Luminus Devices, Inc.				12,397	11,808
Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,193	5,193
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$4,617	4,617	4,617
		Revolving Line of Credit
		Matures April 2012 Interest rate Prime + 2.25%	$1,600	1,680	1,680

Maxvision Holding, LLC.		Common Stock		81	284

Total Maxvision Holding, LLC				11,571	11,774

Shocking Technologies, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.50%	$146	133	133
		Senior Debt Matures December 2010 Interest rate Prime + 2.50%	$2,164	2,164	2,164
		Preferred Stock Warrants		63	50

Total Shocking Technologies, Inc.				2,360	2,347

Spatial Photonics, Inc.	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$2,301	2,268	2,268
		Senior Debt Mature April 2011 Interest rate 9.217%	$229	229	229
		Preferred Stock Warrants		130	—

Spatial Photonics, Inc.		Preferred Stock		500	465

Total Spatial Photonics Inc.				3,127	2,962

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(4)
VeriWave, Inc.	Electronics & Computer Hardware	Senior Debt Matures May 2010 Interest rate Prime + 2.5%	$1,249	$1,240	$1,240
		Preferred Stock Warrants		55	81
		Preferred Stock Warrants		46	28

Total VeriWave, Inc.				1,341	1,349

Total Electronics & Computer Hardware (8.20%)				30,796	30,240

Aegerion Pharmaceuticals, Inc. (4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 11.00%	$6,179	6,179	6,179
		Convertible Senior Debt
		Matures December 2010	$279	279	279
		Preferred Stock Warrants		70	604
Aegerion Pharmaceuticals, Inc. (4)		Preferred Stock		1,000	1,294

Total Aegerion Pharmaceuticals, Inc.				7,528	8,356

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$15,972	15,838	15,838
		Convertible Senior Debt
		Matures March 2010	$82	82	155
		Convertible Senior Debt
		Matures March 2010	$1,250	1,250	2,356
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—

Quatrx Pharmaceuticals Company		Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				18,447	18,349

Total Specialty Pharmaceuticals (7.24%)				25,975	26,705

Annie's, Inc.	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50% or Floor rate of 10.00%	$6,000	6,002	6,002
		Preferred Stock Warrants		321	132

Total Annie's, Inc.				6,323	6,134

IPA Holdings, LLC. (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 8.25% or Floor rate of 15.5%	$9,750	9,822	9,822
		Senior Debt Matures May 2013 Interest rate Prime + 11.25% or Floor rate of 8.5%	$6,500	6,541	6,541
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.00%	$1,556	1,556	1,556
		Common Units Warrants		275	32

IPA Holding, LLC.		Common Units		500	120

Total IPA Holding, LLC.				18,694	18,071

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	—

Market Force Information, Inc.		Preferred Stock		500	440

Total Market Force Information, Inc.				524	440

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(4)
OnTech Operations, Inc.	Consumer & Business Products	Senior Debt Matures December 2009 Interest rate 16.00%	$106	$106	$—
		Preferred Stock Warrants		453	—
		Preferred Stock Warrants		218	—
OnTech Operations, Inc.		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,777	—

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,392
Wageworks, Inc.		Preferred Stock		250	368

Total Wageworks, Inc.				502	1,760

Total Consumer & Business Products (7.16%)				27,820	26,405

Custom One Design, Inc.	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$466	461	461
		Common Stock Warrants		18	—

Total Custom One Design, Inc.				479	461

Enpirion, Inc.	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 2.00% or Floor rate of 9.5%	$5,831	5,779	5,779
		Preferred Stock Warrants		157	6

Total Enpirion, Inc.				5,936	5,785

iWatt Inc.	Semiconductors	Preferred Stock Warrants		46	—
		Preferred Stock Warrants		51	—
		Preferred Stock Warrants		73	—
		Preferred Stock Warrants		458	—
iWatt Inc.		Preferred Stock		490	950

Total iWatt Inc.				1,118	950

NEXX Systems, Inc. (4)	Semiconductors	Senior Debt Matures March 2010 Interest rate Prime + 3.50% or Floor rate of 11.25%	$1,111	1,088	1,088
		Revolving Line of Credit Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 13.25%	$3,000	3,000	3,000
		Revolving Line of Credit Matures December 2009 Interest rate Prime + 5.00% or Floor rate of 14.00%	$2,000	2,000	2,000
		Preferred Stock Warrants		165	172

Total NEXX Systems, Inc.				6,253	6,260

Quartics, Inc.	Semiconductors	Senior Debt Matures May 2010 Interest rate 10.00%	$222	212	212
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				265	212

Solarflare Communications, Inc.	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$267	244	244
		Preferred Stock Warrants		83	—
Solarflare Communications, Inc.		Common Stock		641	3

Total Solarflare Communications, Inc.				968	247

Total Semiconductors (3.77%)				15,019	13,915

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(4)
Labopharm USA, Inc. (5)	Drug Delivery	Senior Debt
		Matures June 2012 Interest rate 10.95%	$20,000	$19,680	$19,680
		Common Stock Warrants		687	776

Total Labopharm USA, Inc.				20,367	20,456

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	212
		Common Stock Warrants		51	271
Transcept Pharmaceuticals, Inc.		Common Stock		500	574

Total Transcept Pharmaceuticals, Inc.				587	1,057

Total Drug Delivery (5.83%)				20,954	21,513

BARRX Medical, Inc.	Therapeutic	Senior Debt
		Mature December 2011 Interest rate 11.00%	$6,083	6,073	6,073
		Revolving Line of Credit
		Matures May 2010 Interest rate 10.00%	$1,000	1,000	1,000
		Preferred Stock Warrants		76	—
BARRX Medical, Inc.		Preferred Stock		1,500	1,215

Total BARRX Medical, Inc.				8,649	8,288

EKOS Corporation	Therapeutic	Senior Debt
		Matures November 2010 Interest rate Prime + 2.00%	$3,385	3,315	3,315
		Preferred Stock Warrants		175	41
		Preferred Stock Warrants		152	20

Total EKOS Corporation				3,642	3,376

Gelesis, Inc. (7)	Therapeutic	Senior Debt
		Matures May 2012 Interest rate Prime + 5.65% or Floor rate of 10.75%	$2,849	2,811	—
		Preferred Stock Warrants		58	—

Total Gelesis, Inc.				2,869	—

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		18	396
Gynesonics, Inc.		Preferred Stock		250	871

Total Gynesonics, Inc.				268	1,267

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	28

Total Light Science Oncology, Inc.				99	28

Novasys Medical, Inc.(4)	Therapeutic	Senior Debt
		Matures February 2010 Interest rate 9.70%	$1,153	1,151	1,151
		Preferred Stock Warrants		71	5
		Preferred Stock Warrants		54	7
Novasys Medical, Inc.		Preferred Stock		1,000	1,606

Total Novasys Medical, Inc.				2,276	2,769

Total Therapeutic (4.27%)				17,803	15,728

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(4)
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		$148	$—
Cozi Group, Inc.		Preferred Stock		177	7

Total Cozi Group, Inc.				325	7

Invoke Solutions, Inc.		Preferred Stock Warrants		56	153
		Preferred Stock Warrants		26	34

Total Invoke Solutions, Inc.				82	187

Prism Education Group Inc.	Internet Consumer & Business Services	Senior Debt
		Matures December 2010 Interest rate 11.25%	$987	973	973
		Preferred Stock Warrants		43	115

Total Prism Education Group Inc.				1,016	1,088

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Revolving Line of Credit
		Matures May 2010 Interest rate Prime + 6.00% or Floor rate of 12.00%	$3,000	3,000	3,000
		Preferred Stock Warrants		13	194
		Preferred Stock Warrants		28	30
RazorGator Interactive Group, Inc.		Preferred Stock		1,000	1,033

Total RazorGator Interactive Group, Inc.				4,041	4,257

Serious USA, Inc. (7)	Internet Consumer & Business Services	Senior Debt
		Matures February 2011 Interest rate 14%	$2,212	2,179	—
		Preferred Stock Warrants		93	—

Total Serious USA, Inc.				2,272	—

Spa Chakra, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures October 2011 Interest rate 16.45%	$10,000	10,234	10,234
		Senior Debt
		Matures April 2010 Interest rate 16.45%	$850	850	850
		Preferred Stock Warrants		1	1

Total Spa Chakra, Inc.				11,085	11,085

Total Internet Consumer & Business Services (4.51%)				18,821	16,624

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	127
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	127

Total Energy (0.03%)				155	127

Box.net, Inc.	Information Services	Senior Debt
		Matures May 2011 Interest rate Prime + 1.50%	$786	762	762
		Senior Debt
		Matures September 2011 Interest rate Prime + 0.50%	$325	325	325
		Preferred Stock Warrants		73	46

Total Box.net, Inc.				1,160	1,133

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(4)
Buzznet, Inc.	Information Services	Preferred Stock Warrants		$9	$—
Buzznet, Inc.		Preferred Stock		250	74

Total Buzznet, Inc.				259	74

Caivis Acquisition, Inc.	Information Services	Common Stock		880	880

Total Caivis Acquisition, Inc.				880	880

hi5 Networkss, Inc.	Information Services	Senior Debt
		Matures December 2010 Interest rate Prime + 2.5%	$1,698	1,698	1,698
		Senior Debt
		Matures June 2011 Interest rate Prime + 0.5%	$4,170	4,112	4,112
		Preferred Stock Warrants		213	47

Total hi5 Networks, Inc.				6,023	5,857

Jab Wireless, Inc.	Information Services	Senior Debt
		Matures November 2012 Interest rate Prime + 3.50% or Floor rate of 9.5%	$15,000	15,052	15,052
		Preferred Stock Warrants		265	188

Total Jab Wireless, Inc.				15,317	15,240

Solutionary, Inc.		Preferred Stock Warrants		94	100
		Preferred Stock Warrants		2	3
Solutionary, Inc.		Preferred Stock		250	236

Total Solutionary, Inc.				346	339

Ancestry.com, Inc.(The Generation Networks, Inc.)		Common Stock		500	937

Total The Generation Networks, Inc.				500	937

Good Technologies, Inc. (Visto Corporation)		Common Stock		603	603

Total Visto Corporation				603	603

Coveroo, Inc.		Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Senior Debt
		Matures November 2012 Interest rate 9.50%	$5,090	5,059	5,059
		Senior Debt		—	—
		Matures November 2012 Interest rate 10.50%	$6,946	7,111	7,111
		Preferred Stock Warrants		172	—
Zeta Interactive Corporation		Preferred Stock		500	405

Total Zeta Interactive Corporation				12,842	12,575

Total Information Services (10.21%)				37,937	37,638

Novadaq Technologies, Inc.	Diagnostic	Common Stock		1,605	422

Total Novadaq Technologies, Inc.				1,605	422

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt
		Matures June 2011 Interest rate 10.25%	$8,864	8,618	8,618
		Preferred Stock Warrants		760	365
Optiscan Biomedical, Corp.		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				12,378	11,983

Total Diagnostic (3.36%)				13,983	12,405

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(4)
Kamada, LTD. (5)	Biotechnology Tools	Senior Debt
		Matures February 2012 Interest rate 10.60%	$19,500	$19,115	$19,115
		Common Stock Warrants		159	278
Kamada, LTD.		Common Stock		794	1,586

Total Kamada, LTD.				20,068	20,979

NuGEN Technologies, Inc.	Biotechnology Tools	Senior Debt
		Matures November 2010 Interest rate Prime + 3.45%	$984	976	976
		Senior Debt
		Matures November 2010 Interest rate Prime + 1.70%	$558	558	558
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		33	—
NuGEN Technologies, Inc.		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				2,112	2,034

Solace Pharmaceuticals, Inc. (4)	Biotechnology Tools	Senior Debt
		Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$5,000	4,923	4,923
		Preferred Stock Warrants		42	41
		Preferred Stock Warrants		54	43

Total Solace Pharmaceuticals, Inc.				5,019	5,007

Total Biotechnology Tools (7.60%)				27,199	28,020

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
Crux Biomedical, Inc.		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

Transmedics, Inc. (4) (7)	Surgical Devices	Senior Debt
		Matures December 2011 Interest rate Prime + 5.25%	$9,475	9,362	2,362
		Preferred Stock Warrants		225	—

Total Transmedics, Inc.				9,587	2,362

Total Surgical Devices (0.65%)				9,874	2,388

Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Waterfront Media Inc.		Preferred Stock Warrants		60	369
		Preferred Stock		1,000	1,500

Total Waterfront Media Inc.				1,060	1,869

Total Media/Content/Info (0.58%)				1,542	2,152

Total Investments (112.51%)				$434,963	$414,847

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $12,932, $35,436 and $22,504, respectively. The tax cost of investments is $435,171.
(3)	Except for warrants in five publicly traded companies and common stock in three publicly traded companies, all investments are restricted at September 30, 2009 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company's principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company. All other investments are less than 5% owned.
(7)	Debt is on non-accrual status at September 30, 2009, and is therefore considered non-income producing.
(8)	On October 7, 2009 Compuware Corporation (NASDAQ: CPWR) announced the signing of a definitive agreement to acquire privately-held Gomez, Inc. The $295.0 million cash acquisition is expected to close in the fourth quarter of 2009. The Company’s financial statements do not reflect any potential unrealized gains related to the transaction as of September 30, 2009.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Investment income:
Interest	$14,613	$17,348	$48,445	$47,669
Fees	3,068	1,900	9,166	6,202

Total investment income	17,681	19,248	57,611	53,871

Operating expenses:
Interest	2,050	3,929	7,315	8,694
Loan fees	308	618	1,583	1,564
General and administrative	2,105	1,937	5,455	5,307
Employee compensation:
Compensation and benefits	2,401	2,544	8,113	8,198
Stock-based compensation	470	228	1,418	1,144

Total employee compensation	2,871	2,772	9,531	9,342

Total operating expenses	7,334	9,256	23,884	24,907

Net investment income	10,347	9,992	33,727	28,964
Net realized gain (loss) on investments	(14,173)	126	(19,506)	4,993
Net increase (decrease) in unrealized appreciation on investments	17,516	2,420	(9,108)	(2,024)

Net realized and unrealized gain (loss)	3,343	2,546	(28,614)	2,969

Net increase in net assets resulting from operations	$13,690	$12,538	$5,113	$31,933

Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.31	$0.98	$0.89

Diluted	$0.29	$0.31	$0.97	$0.89

Change in net assets per common share:
Basic	$0.39	$0.38	$0.14	$0.97

Diluted	$0.38	$0.38	$0.14	$0.97

Weighted average shares outstanding
Basic	34,981	32,634	34,282	32,600

Diluted	35,576	32,634	34,607	32,600

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation (Depreciation) on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at January 1, 2008	32,541	$33	$393,452	$10,129	$819	$(3,557)	$(139)	$400,737

Net increase (decrease) in net assets resulting from operations	—	—	—	(2,024)	4,993	28,964	—	31,933
Issuance of common stock	6	—	43	—	—	—	—	43
Issuance of common stock under dividend reinvestment plan	88	—	933	—	—	—	—	933
Issuance of common stock under restricted stock plan	228	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(32,100)	—	(32,100)
Stock-based compensation	—	—	1,144	—	—	—	—	1,144

Balance at September 30, 2008	32,863	$33	$395,572	$8,105	$5,812	$(6,693)	$(139)	402,690

Balance at January 1, 2009	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458
Net increase (decrease) in net assets resulting from operations	—	—	—	(9,108)	(19,506)	33,727	—	5,113
Issuance of common stock	5	—	36	—	—	—	—	36
Issuance of common stock under restricted stock plan	307	—	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	2,138	2	11,449	—	—	—	—	11,451
Dividends declared	—	—	—	—		(31,824)	—	(31,824)
Stock-based compensation	—	—	1,488	—	—	—	—	1,488

Balance at September 30, 2009	35,546	$35	$408,733	$(20,405)	$(15,600)	$(3,699)	$(342)	$368,722

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,113	$31,933
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(77,719)	(290,550)
Principal payments received on investments	218,317	184,780
Proceeds from sale of investments	3,841	7,313
Net unrealized depreciation on investments	9,108	2,024
Net realized appreciation paid to lender	—	(247)
Net realized gain(loss) on investments	19,506	(4,993)
Accretion of paid-in-kind principal	(2,066)	(664)
Accretion of loan discounts	(4,385)	(4,353)
Accretion of loan exit fees	(2,359)	(1,149)
Depreciation	274	218
Stock-based compensation	1,488	1,144
Common stock issued in lieu of Director compensation	36	54
Amortization of deferred loan origination revenue	(3,894)	(3,758)
Change in operating assets and liabilities:
Interest receivable	796	(338)
Prepaid expenses and other assets	2,311	(8,718)
Accounts payable	(146)	598
Income tax payable	(196)	(105)
Accrued liabilities	(3,439)	(534)
Deferred loan origination revenue	229	4,934

Net cash provided by (used in ) operating activities	166,815	(82,411)
Cash flows from investing activities:
Purchases of capital equipment	(68)	(576)
Other long-term assets	(41)	(8)

Net cash used in investing activities	(109)	(584)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	933
Dividends paid	(20,372)	(32,100)
Borrowings of credit facilities	80,842	234,850
Repayments of credit facilities	(167,024)	(104,000)
Fees paid for credit facilities and debentures	(147)	(4,055)

Net cash provided by (used in) financing activities	(106,701)	95,628
Net increase in cash	60,005	12,633
Cash and cash equivalents at beginning of period	17,242	7,856

Cash and cash equivalents at end of period	$77,247	$20,489

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at all stages of development from seed and emerging growth to expansion and established stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and may also finance select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in Boston, Massachusetts, Boulder, Colorado and Chicago, Illinois. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

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

2. Valuation of Investments

Our investments are carried at fair value in accordance of 1940 Act and Accounting Standards Codification (“ASC”) topic 820 (formerly SFAS No. 157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 does not change existing guidance as to whether or not an instrument is carried at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In October 2008, the Financial Accounting Standards Board, or the FASB, issued a new accounting standard (ASC 820-10-35, formerly known as FSP SFAS No. 157-3), which clarifies the application of ASC 820 in a market that is not active. More specifically, this standard states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. The standard also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, the standard provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.

In April 2009, the FASB issued a new accounting standard (ASC 820-10-65, formerly known as FSP SFAS No. 157-4). Based on the standard, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157, “Fair Value Measurements.” The Company adopted the standard in the quarter ended June 30, 2009, and there was no material impact on the Consolidated Financial Statements.

Consistent with ASC 820, the Company determines fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests.

In accordance with ASC 820, the Company has considered the principal market, or the market in which it exits its portfolio investments with the greatest volume and level of activity. ASC 820 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Company believes that the market participants for its investments are primarily other technology-related companies. Such participants acquire the Company’s investments in order to gain access to the underlying assets of the portfolio company. As such, the Company believes the estimated value of the collateral of the portfolio company, up to the initial cost of the investment, represents the fair value of the investment.

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

As a business development company providing debt and equity capital primarily to technology-related companies, the Company invests primarily in illiquid securities including debt and equity-related securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, its valuation process requires an analysis of various factors that might be considered in a hypothetical secondary market. The Company’s valuation methodology includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, including estimated remaining life. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

At September 30, 2009, approximately 82% of the Company’s total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. The Company may consider, but is not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in its evaluation of the fair value of its investment. The Company has a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted minority-owned publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

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

The Company has categorized all investments recorded at fair value in accordance with ASC 820 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations:

	Assets at Fair Value as of September 30, 2009				Assets at Fair Value as of December 31, 2008
(in thousands) Description	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Senior secured debt	$—	$—	$363,517	$363,517	$—	$—	$534,231	$534,231
Senior debt-second lien	—	—	6,002	6,002	—	—	5,824	5,824
Preferred stock	—	—	25,714	25,714	—	—	21,249	21,249
Common stock	2,582	—	2,827	5,409	221	—	1,894	2,115
Warrants	—	1,992	12,213	14,205	—	2,931	14,951	17,882

	$2,582	$1,992	$410,273	$414,847	$221	$2,931	$578,149	$581,301

The table below presents a reconciliation for all financial assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended September 30, 2009 and September 30, 2008:

	Three months Ended September 30,
Fair Value Measurements Using Significant Unobservable Inputs	2009	2008
(in thousands)
Balance at July 1	$448,313	$599,498
Total gains or losses
Net realized gains/(losses)(1)	(13,420)	(300)
Net change in unrealized appreciation or depreciation(2)	15,629	4,214
Purchases, repayments, and exits, net	(40,249)	31,141
Transfer in and/or out of level 3	—	—

Balance at September 30	$410,273	$634,553

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$15,629	$4,214

	Nine months Ended September 30,
Fair Value Measurements Using Significant Unobservable Inputs	2009	2008
(in thousands)
Balance at January 1	$578,149	$522,740
Total gains or losses
Net realized gains/(losses)(1)	(18,416)	(516)
Net change in unrealized appreciation or depreciation(2)	(12,906)	4,590
Purchases, repayments, and exits, net	(136,554)	107,739
Transfer in and/or out of level 3	—	—

Balance at September 30	$410,273	$634,553

Net unrealized appreciation (depreciation) during the period relating to assets still held at the reporting date(3)	$(12,674)	$4,590

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)

Included in change in net unrealized appreciation or depreciation recorded as net increase(decrease) in unrealized appreciation on investments in the accompanying consolidated statements of operations.

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

At September 30, 2009 and December 31, 2008, the Company had investments in two portfolio companies deemed to be Affiliates. Income derived from these investments was less than $500,000 since these investments became Affiliates.

Security transactions are recorded on the trade-date basis.

A summary of the composition of the Company’s investment portfolio as of September 30, 2009 and December 31, 2008, at fair value is shown as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$318,541	76.8%	$445,574	76.6%
Senior secured debt	59,049	14.2	106,266	18.2
Preferred stock	25,714	6.2	21,249	3.8
Senior debt-second lien with warrants	6,134	1.5	6,097	1.0
Common Stock	5,409	1.3	2,115	0.4

	$414,847	100.0%	$581,301	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	September 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
United States	$370,620	89.4%	$537,470	92.5%
Canada	20,456	4.9	21,210	3.6
Israel	20,979	5.0	19,621	3.4
Netherlands	2,792	0.7	3,000	0.5

	$414,847	100.0%	$581,301	100.0%

The following table shows the fair value of our portfolio by industry sector at September 30, 2009 and December 31, 2008 (excluding unearned income):

	September 30, 2009		December 31, 2008
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
Communications & networking	$62,085	15.0%	$118,133	20.3%
Software	61,895	14.9	80,885	13.9
Drug discovery	57,007	13.7	70,320	12.1
Information services	37,638	9.1	63,533	10.9
Electronics & computer hardware	30,240	7.3	40,481	7.0
Biotechnology tools	28,020	6.8	29,124	5.0
Specialty pharmaceuticals	26,705	6.4	29,870	5.1
Consumer & business products	26,405	6.4	25,250	4.3
Drug delivery	21,513	5.2	24,952	4.3
Internet consumer & business services	16,624	4.0	19,759	3.4
Therapeutic	15,728	3.8	15,661	2.7
Semiconductors	13,915	3.3	17,766	3.1
Diagnostic	12,405	3.0	13,494	2.3
Surgical Devices	2,388	0.6	10,013	1.7
Media/Content/Info	2,152	0.4	17,667	3.1
Energy	127	0.1	4,393	0.8

	$414,847	100.0%	$581,301	100.0%

During the three and nine-month periods ended September 30, 2009, the Company made investments in debt securities totaling approximately $8.2 million and $76.4 million, respectively. The Company funded equity investments of approximately $444,000 to one existing portfolio company and $816,000 two existing portfolio companies in the three and nine-month periods ended September 30, 2009. In addition, during the three month period ended September 30, 2009, the Company used approximately $200,000 to perform a cash exercise on one portfolio company warrant and converted approximately $300,000 of interest receivable to principal. During the three and nine-month periods ended September 30, 2008, the Company made investments in debt securities totaling $92.7 million and $283.5 million, respectively. No equity investments were funded during the three-month period ended September 30, 2008. The Company made equity investments totaling $7.0 million in the nine-month period ended September 30, 2008.

During the three and nine-month periods ended September 30, 2009, the Company recognized net realized losses of approximately $14.2 million and $19.5 million, respectively. The realized losses for the three and nine months ended September 30, 2009 are primarily attributed to loan, equity and warrant investment losses in three and six companies, respectively. During the same periods of 2008, the Company recognized net realized gains of approximately $126,000 and $5.0 million, respectively.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. These fees are reflected as adjustments to the loan yield. The Company had approximately $3.2 million and $6.9 million of unamortized fees at September 30, 2009 and December 31, 2008, respectively, and approximately $5.9 million and $3.6 million in exit fees receivable at September 30, 2009 and December 31, 2008, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $836,000 and $2.1 million in PIK income in the three and nine-month periods ended September 30, 2009. The Company recorded approximately $283,000 and $698,000 in the same periods ended September 30, 2008, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2009, approximately 71.4% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 27.0% of portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1.6% of portfolio company loans had a second lien facility. See “Part II—Item 1A—Risk Factors.”

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As of September 30, 2009, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $141.6 million, compared to carrying amount of $130.6 million as of September 30, 2009.

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

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the quarter ended September 30, 2009, the Company recorded an increase of the derivative liability related to this obligation and increased its unrealized losses by approximately $96,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments was approximately $644,000 at September 30, 2009 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $920,000 under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued to a single SBIC is $150.0 million. The maximum statutory limit is subject to periodic adjustments by the SBA. As of September 30, 2009, HT II has regulatory capital to $68.55 million and commitment from the SBA to issue debentures up to $137.1 million, of which approximately $130.6 million was outstanding as of September 30, 2009. Currently, HT II has paid commitment fees of approximately $1.4 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

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

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12.0 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. The rate for the $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by the SBA on March 25, 2009 at 4.62%.The rate for the $3.4 million of borrowings made after March 10, 2009 was set on September 23, 2009 at 4.233%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on debenture pooling date on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. There was no outstanding debt under the Wells Facility at September 30, 2009.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $360 million. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of September 30, 2009 combined commitments from the Wells Fargo syndicate and the SBA totaled $187.1 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2009.

At September 30, 2009 and December 31, 2008, the Company had the following borrowing capacity and outstanding borrowings:

	September 30, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	—	50,000	—
SBA Debentures	137,100	130,600	130,600	127,200

Total	$187,100	$130,600	$270,182	$216,782

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

For the quarter ended September 30, 2009, the Company declared a distribution of $0.30 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of September 30, 2009, approximately 100% would be from ordinary income and spill over earnings from 2008, however there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2009 distributions to shareholders will actually be.

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

Taxable income for the nine-month period ended September 30, 2009 was approximately $30.8 million or $0.89 per share. Taxable net realized losses for the same period was $17.8 million or approximately $0.51 loss per share. Taxable income for the nine-month period ended September 30, 2008 was approximately $30.1 million or $0.92 per share. Taxable net realized gains for the same period was $6.2 million or approximately $0.19 per share.

In accordance with regulated investment company distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2008 before the Company files its 2008 tax return in September 2009, and the Company must pay such dividends by December 31, 2009.

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

A summary of activity in the Five Year Warrants initially attached to units issued for the nine months ended September 30, 2009 and 2008 is as follows:

	2009	2008
Outstanding at January 1	283,614	371,937
Warrants issued	—	—
Warrants cancelled	(283,614)	—
Warrants exercised	—	(88,323)

Outstanding at September 30	—	283,614

Common stock subject to future issuance as of September 30, 2009 and 2008 is as follows:

	2009	2008
Stock options and warrants	4,825,407	3,945,807
Warrants issued in June 2004	—	283,614

Common stock reserved	4,825,407	4,229,421

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

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the nine months ended September 30, 2009 and 2008 is as follows:

	2009		2008
	Common Stock Options	Five-Year Warrants	Common Stock Options	Five-Year Warrants
Outstanding at January 1	3,931,527	10,692	2,920,513	10,692
Granted	1,200,500	—	1,286,086	—
Exercised	—	—	—	—
Cancelled	(306,620)	(10,692)	(260,792)	—

Outstanding at September 30	4,825,407	—	3,945,807	10,692

Weighted -average exercise price at September 30	$10.75	$—	$13.18	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At September 30, 2009, options for approximately 3.0 million shares were exercisable at a weighted average exercise price of approximately $12.97 per share with an expected average exercise term of 4.5 years.

The Company determined that the fair value of options granted under the 2004 Plan during the nine-month periods ended September 30, 2009 and 2008 was approximately $486,000 and $1.2 million, respectively. During the three-month periods ended September 30, 2009 and 2008, approximately $233,000 and $57,000 of share-based cost was expensed, respectively. During the nine-month periods ended September 30, 2009 and 2008, approximately $752,000 and $741,000 of share-based cost was expensed, respectively. As of September 30, 2009, there was approximately $1.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.73 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the nine-month periods ended September 30, 2009 and 2008:

	2009	2008
Expected Volatility	31.5%-37.2%	23%
Expected Dividends	10%	8% - 10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.77% - 2.22%	2.27% - 3.18%

During nine months ended September 30, 2009, the Company granted approximately 311,500 shares of restricted stock pursuant to the 2006 and 2004 Plan. No restricted stock awards were granted in the three month period ended September 30, 2009. Restricted stock granted under the 2004 Plan in Q1 2009 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. Restricted stock granted in the second quarter of 2009 is subject to the 2006 Plan and vests over three years, in equal installments on each of the first three anniversaries of the date of grant. During the three and nine months ended September 30, 2009, the Company recognized compensation expense related to restricted stock of approximately $265,000 and $736,000, respectively. The Company recorded approximately $171,000 and $403,000 in the same respective periods ended September 30, 2008.

8. Change in Net Assets per Share

In June 2008, the FASB issued ASC 260 (formerly known FASB EITF 03-6-1). Under this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as our restricted stock issued under the 2004 Plan and 2006 Plan, are considered participating securities for purposes of calculating change in net assets per share. Under the two-class method, a portion of net increase in net assets resulting from operations is allocated to these participating securities and therefore is excluded from the calculation of change in net assets per share allocated to common stock, as shown in the table below. This standard requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard beginning with financial statements ended March 31, 2009. The adoption of the standard resulted one penny change to the previously reported basic change in net assets per share and diluted change in net assets per share for the nine months ended September 30, 2008.

Computation and reconciliation of change in net assets per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Numerator
Net increase (decrease) in net assets resulting from operations	$13,690	$12,538	$5,113	$31,933
Less: Dividends declared-common and restricted shares	10,635	11,173	31,825	32,101

Undistributed earnings	3,055	1,365	(26,712)	(168)

Undistributed earnings-common shares	3,013	1,355	(26,712)	(168)
Add: Dividend declared-common shares	10,486	11,099	31,451	31,950

Numerator for basic and diluted change in net assets per common share	13,499	12,454	4,739	31,782

Denominator
Basic weighted average common shares outstanding	34,981	32,634	34,282	32,600
Common shares issuable	595	—	325	—

Weighted average common shares outstanding assuming dilution	35,576	32,634	34,607	32,600
Change in net assets per common share
Basic	$0.39	$0.38	$0.14	$0.97
Diluted	$0.38	$0.38	$0.14	$0.97

Options to purchase approximately 3.8 million and 4.0 million common shares, for the three and nine month periods ended September 30, 2009 respectively, issuable under the Company’s share-based compensation plans were excluded from the computation of diluted change in net assets per common share because the effect would have been antidilutive.

9. Related-Party Transactions

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $12,000 and $48,000, respectively, in brokerage commissions for the three and nine months ended September 30, 2009. The Company paid approximately $23,000 and $26,000 for the three and nine months ended September 30, 2008.

10. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2009 and 2008:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollar in thousands, except per share amounts)

	Nine Months Ended September 30,
	2009		2008
Per share data:
Net asset value at beginning of period	$11.56		$12.31
Net investment income	0.98		0.89
Net realized gain (loss) on investments	(0.57)		0.15
Net unrealized appreciation (depreciation) on investments	(0.27)		(0.06)

Total from investment operations	0.14		0.98
Net increase/(decrease) in net assets from capital share transactions	(0.45)		(0.09)
Distributions	(0.92)		(0.98)
Stock-based compensation expense included in investment income (1)	0.04		0.03

Net asset value at end of period	$10.37		$12.25

Ratios and supplemental data:
Per share market value at end of period	$9.82		$9.70
Total return	27.63	%(2)	-9.34	%(2)
Shares outstanding at end of period	35,546		32,863
Weighted average number of common shares outstanding	34,282		32,600
Net assets at end of period	$368,722		$402,690
Ratio of operating expense to average net assets (annualized)	8.34%		8.20%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	11.78%		9.54%
Average debt outstanding	$153,124		$180,457
Weighted average debt per common share	$4.42		$5.51
Portfolio turnover	0.95%		3.01%

(1)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to stock based compensation accounting guidance, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(2)	The total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unused commitments to extend credit at September 30, 2009 totaled approximately $16.9 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had no non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $224,000 and $728,000 during the three and nine-month periods ended September 30, 2009, respectively. There was approximately $245, 000 and $715,000 of rent expenses recorded in the same periods ended September 30, 2008.

The following table shows our contractual obligations as of September 30, 2009:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (3)	$130,600	$—	$—	$—	$130,600
Operating Lease Obligations (4)	3,911	1,007	1,945	959	—

Total	$134,511	$1,007	$1,945	$959	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. SFAS 168 introduced a new Accounting Standard Codification, or ASC, which organized current and future accounting standards into a single codified system. SFAS 168, which is now referred to as ASC Topic 105—Generally Accepted Accounting Principles, or ASC 105, under the new codification, superseded, but did not significantly change, all previously existing accounting standards. ASC 105 was effective for interim periods ending after September 15, 2009.

The Company adopted ASC 105 beginning with our quarter report on Form 10Q for the quarter ended September 30, 2009. In connection with adoption of this standard, The Company’s discussion about specific accounting standards must now reference the standards as set forth in the new codification. The original reference as well as the new ASC reference has been included to assist readers of the financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC Topic 825—Financial Instruments. The April 2009 guidance requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. This standard was adopted as of June 30, 2009. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, which was subsequently included in ASC 320-10-35. This guidance amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also requires increased disclosures. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

In May 2009, FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this guidance during the quarter ended June 30, 2009. For the period ended September 30, 2009, management has evaluated all subsequent events through the filing date of November 9, 2009.

FAIR VALUE MEASUREMENTS

FASB set forth most of the accounting guidance associated with the measurement and disclosure of fair value in ASC Topic 820 —Fair Value Measurements and Disclosures. Prior to its adoption of the new codification, FASB issued a number of standards that either affected the measurement and disclosure of fair value or provided additional guidance or clarification. All such amendments have been incorporated into ASC 820, including the following:

•

In October 2008, FASB issued FASB Staff Position No. FAS 157-3—Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which provided an illustrative example of how to determine the fair value of a financial asset in an inactive market. This standard did not change the fair value measurement principles previously set forth by FASB. We adopted this modification in January 2009. The Company’s practice for determining the fair value of the Company’s investment portfolio has been, and continues to be, consistent with the guidance provided in the example included in the October 2008 guidance. Therefore, the Company’s adoption of this standard did not affect practices for determining the fair value of investment portfolio.

•

In April 2009, the FASB issued a new accounting standard (ASC 820-10-65, formerly known as FSP SFAS No. 157-4), which provides guidance to highlight and expand on factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset or liability. This standard also provides guidance on identifying circumstances that may indicate that a transaction is not orderly. The Company’s adoption of this standard on April 1, 2009 did not have a material effect on our financial position, results of operations or stockholders’ equity.

In June 2008, FASB issued FASB Staff Position EITF 03-06-1—Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities , which was subsequently incorporated into ASC Topic 260— Earnings Per Share . The June 2008 guidance requires companies to include unvested share-based payment awards that contain non-forfeitable rights to dividends in the computation of earnings per share pursuant to the two-class method. In effect, this standard requires companies to report basic and diluted earnings per share in two broad categories. First, companies must report basic and diluted earnings per share associated with the unvested share-based payments with non-forfeitable dividend rights. Second, companies must report separately basic and diluted earnings per share for their remaining common stock. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted this standard beginning with our financial statements ended March 31, 2009. As required, this standard was applied retroactively to all reported periods. This standard did not have a material impact on The Company’s financial statements. See Note 8— Change in Net Assets Per Share for additional information.

13. Subsequent Events

On November 4, 2009, Ancestry.com Inc., an online resource for family history, announced the pricing of its initial public offering of 7,407,407 shares of common stock at a price of $13.50 per share. A total of 4,074,074 shares are being offered by Ancestry.com, and a total of 3,333,333 shares are being offered by selling stockholders of which Hercules was a participant. Ancestry.com common stock commenced trading on November 5, 2009, on the NASDAQ Global Select Market under the symbol “ACOM”.

In October 2009, Gomez, Inc., entered into a definitive agreement to be acquired by Compuware, Inc. (NASDAQ: CPWR) in a $295.0 million cash transaction, which is anticipated to close in November 2009. No unrealized appreciation related to this acquisition is reflected in the financial statements as of September 30, 2009. There can be no assurance that the merger will be consummated.

On October 28, 2009, the Company agreed to a term sheet with Union Bank of California for a $20.0 million, one year revolving credit facility. Cost of debt under the facility is LIBOR+ 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. Finalization of the facility is subject to completion of the loan documents.

In October 2009, the Company submitted our final application to the SBA for a second SBIC license that would provide up to an additional $75.0 of borrowings, subject to SBA approval and an additional capital contribution of $37.5 million into Hercules’ SBA subsidiary. The Company anticipates the license will be approved during the first half of 2010; however, there can be no assurance that the U.S. Small Business Administration will grant the Company a second license or when the license will be approved.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code (the Code). We are treated for federal income tax purposes as a RIC under Subchapter M of the Code as of January 1, 2006. To qualify for the benefits allowable to a RIC, we must, among other things, meet certain source-of-income and asset diversification and income distribution requirements. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source- of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

The U.S. capital and credit markets have been experiencing extreme disruption for more than 16 months, as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a continuing severe economic recession that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has been active, but over the past nine months has showed signs of stress and contraction. Therefore, to the extent we have capital available; we believe this is an opportune time to invest on a limited basis in the structured lending market for technology-related companies. In particular, we are shifting our focus to expansion, established stage and late stage companies in order to maintain our portfolio credit quality despite the current adverse financial markets. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for at least the next three to six months as the economic environment may cause additional portfolio stress.

Early in 2008, we announced our “slow and steady” investment strategy and the shift in our investment focus to established-stage, or lower middle market companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment. Due to the continuing economic slowdown and reduced venture capital investment activity, we determined that it would be prudent to substantially curtail new investment activity during the first half of 2009 to have working capital available to support our existing portfolio companies. However, during the second quarter of 2009 we began to see an increase in investment opportunities due to an uptick in investment and merger activity and believe there are opportunities to invest in technology-related companies.

Portfolio and Investment Activity

The total value of our investment portfolio was $414.8 million at September 30, 2009 as compared to $581.3 million at December 31, 2008. During the three-month and nine-month periods ended September 30, 2009, we made debt commitments totaling $15.8 million and $150.6 million and funded approximately $8.2 million and $76.4 million, respectively. Debt commitments for the nine month period ended September 30, 2009 included commitments of approximately $7.0 million to one new portfolio company, $39.5 million in refinancing through our SBIC, $2.2 million to existing companies, renewals of approximately $34.5 million of working capital lines and restructurings of approximately $67.4 million.

During the three and nine-month periods ended September 30, 2009, we made equity investments of approximately $444,000 in one existing portfolio companies and approximately $816,000 in two existing portfolio companies. In addition, during the three month period ended September 30, 2009, the Company used approximately $200,000 to perform a cash exercise on one portfolio company warrant and converted approximately $300,000 of interest receivable to principal. During the three and nine months ended September 30, 2008, we made debt commitments totaling $54.2 million and $348.8 million and funded approximately by $92.7 million and $283.5 million, respectively. No equity investment was made in the three months ended September 30, 2008. We made equity investments of approximately $7.0 million in the nine-month period ended September 30, 2008. At September 30, 2009, we had unfunded contractual commitments of $16.9 million to seven portfolio companies. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, as of September 30, 2008, we executed non-binding term sheet with one prospective portfolio companies, representing approximately $5.5 million. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements. Although we have begun to actively make new investment we don’t expect to start seeing any meaningful balance sheet loan portfolio growth until the first quarter of 2010.

The fair value of the loan portfolio at September 30, 2009 was approximately $369.5 million, compared to a fair value of approximately $578.3 million at September 30, 2008. The fair value of the equity portfolio at September 30, 2009 and September 30, 2008 was approximately $31.1 million and $33.1 million, respectively. The fair value of our warrant portfolio at September 30, 2009 and September 30, 2008 was approximately $14.2 million and $25.4 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the nine-month period ended September 30, 2009, we received normal principal amortization repayments of $68.7 million, and early repayments and working line of credit paydowns totaling $149.6 million. Total portfolio investment activity (exclusive of unearned income) as of the nine-month periods ended September 30, 2009 and 2008 is as follows:

(in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Beginning Portfolio	$581.3	$530.0
Debt investments	76.7	283.5
Equity investments	1.0	7.0
Sale of investments	(23.3)	(2.0)
Principal payments received on investments	(68.7)	(70.0)
Early pay-offs and working capital paydowns	(149.6)	(114.8)
Accretion of loan discounts and paid-in-kind principal	6.5	5.0
Net change in unrealized depreciation in investments	(9.1)	(2.0)

Ending Portfolio	$414.8	$636.7

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

	September 30, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$318,541	76.8%	$445,574	76.6%
Senior secured debt	59,049	14.2	106,266	18.2
Preferred stock	25,714	6.2	21,249	3.8
Senior debt-second lien with warrants	6,134	1.5	6,097	1.0
Common Stock	5,409	1.3	2,115	0.4

	$414,847	100.0%	$581,301	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	September 30, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$370,620	89.4%	$537,470	92.5%
Canada	20,456	4.9	21,210	3.6
Israel	20,979	5.0	19,621	3.4
Netherlands	2,792	0.7	3,000	0.5

	$414,847	100.0%	$581,301	100.0%

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

At September 30, 2009, we had investments in two portfolio companies deemed to be affiliates. Both affiliates are non-income producing equity investments at September 30, 2009. Income derived from affiliate investments was less than $500,000 since these investments became affiliates. There was no affiliate income derived in the quarter ended September 30, 2009. We recognized a realized loss of approximately $4.0 million in the second quarter of 2009 in a portfolio company that was an affiliate prior to the disposal of the investment. No realized gains or losses related to affiliates were recognized during the three or nine-month periods ended September 30, 2008.

The following table shows the fair value of our portfolio by industry sector at September 30, 2009 and December 31, 2008 (excluding unearned income):

	September 30, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Communications & networking	$62,085	15.0%	$118,133	20.3%
Software	61,895	14.9	80,885	13.9
Drug discovery	57,007	13.7	70,320	12.1
Information services	37,638	9.1	63,533	10.9
Electronics & computer hardware	30,240	7.3	40,481	7.0
Biotechnology tools	28,020	6.8	29,124	5.0
Specialty pharmaceuticals	26,705	6.4	29,870	5.1
Consumer & business products	26,405	6.4	25,250	4.3
Drug delivery	21,513	5.2	24,952	4.3
Internet consumer & business services	16,624	4.0	19,759	3.4
Therapeutic	15,728	3.8	15,661	2.7
Semiconductors	13,915	3.3	17,766	3.1
Diagnostic	12,405	3.0	13,494	2.3
Surgical Devices	2,388	0.6	10,013	1.7
Media/Content/Info	2,152	0.4	17,667	3.1
Energy	127	0.1	4,393	0.8

	$414,847	100.0%	$581,301	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$35,814	9.7%	$22,293	4.1%
2	166,140	45.0	326,106	60.4
3	110,609	29.9	159,980	29.6
4	54,595	14.8	29,460	5.5
5	2,362	0.6	2,215	0.4

	$369,520	100.00%	$540,054	100.00%

As of September 30, 2009, our investments had a weighted average investment grading of 2.66 as compared to 2.39 at December 31, 2008. We are shifting our focus to expansion, established-stage and late stage companies in order to maintain our portfolio credit quality despite the current adverse financial markets. However, there is no guarantee that this strategy will be successful. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At September 30, 2009, 15 portfolio companies were graded 3, 8 portfolio companies were graded 4, and 5 portfolio companies were graded 5 as compared to 19 portfolio companies that were graded 3, 5 portfolio companies that were graded 4 and 5 at December 31, 2008. At September 30, 2009, there were 4 portfolio companies on non-accrual status. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income. There were 4 portfolio companies on non-accrual at December 31, 2008.

The effective yield on our debt investments for the three month periods ended September 30, 2009 and June 30, 2009 was 15.1% and 16.1%, respectively. The decrease in the effective yield is primarily attributed to the decrease in fee revenue related to early repayments compared to the prior quarter combined with an increase in non-accrual loans in the current quarter.

The overall weighted average yield to maturity of our loan obligations was approximately 13.8% at September 30, 2009 as compared to 12.87% as of December 31, 2008, attributed to higher interest rates on new loans and loans refinanced in the first nine months of 2009. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to 17% as of September 30, 2009. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At September 30, 2009, approximately 71.4% of portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 27.0% of the portfolio company loans were prohibited from pledging or encumbering the portfolio company’s intellectual property and 1.6% of our loans are second lien facilities. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in structured debt with warrants also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of September 30, 2009, we have received warrants in connection with the majority of our debt investments in each portfolio company. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. We currently hold warrants in 84 portfolio companies, with a fair value of approximately $14.2 million included in the investment portfolio of $414.8 million. These warrant holdings would require us to invest approximately $48.0 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three and Nine-Month Periods Ended September 30, 2009 and 2008

Operating Income

Interest income totaled approximately $14.6 million and $48.4 million for the three and nine-month periods ended September 30, 2009, compared with $17.3 million and $47.7 million for the three and nine-month periods ended September 30, 2008, respectively. Income from commitment, facility and loan related fees totaled approximately $3.1 million and $9.2 million for the three and nine-month periods ended September 30, 2009, compared with $1.9 million and $6.2 million in the same periods ended September 30, 2008, respectively. In the three months ended September 30, 2009 and 2008, total investment income decreased $1.6 million year over year and in the nine months ended September 30, 2009 and 2008, total investment income increased by $3.7 million year over year, respectively, despite a decline of 14.1% in average investment assets over the same period, due to higher average yield on the debt portfolio, early debt repayment fees, restructuring charges and default interest on certain debt investments.

Operating Expenses

Operating expenses totaled approximately $7.3 million and $23.9 million during the three and nine months ended September 30, 2009, compared with $9.3 million and $24.9 million for the three and nine months ended September 30, 2008, respectively. Operating expenses for the three and nine months ended September 30, 2009 included interest expense, loan fees and unused commitment fees of approximately $2.4 million and $8.9 million, respectively, compared with $4.5 million and $10.3 million for the three and nine-month periods ended September 30, 2008. The 48% decrease in interest and loan fee expenses relates to a lower average outstanding debt balance of $130.6 million in the third quarter of 2009 as compared to $221.4 million in the third quarter of 2008 as well as a lower average cost of debt as the Citibank/Deutsche Bank credit facility was paid off on March 29, 2009. The lower cost of capital for the nine months ended September 30, 2009 as compared to the same period of 2008 is primarily due to the lower average debt outstanding and lower average cost of capital due to the repayment of the Citibank/Deutsche Bank credit facility.

Employee compensation and benefits were relatively consistent at approximately $2.9 million and $9.5 million during the three and nine months ended September 30, 2009, compared with $2.8 million and $9.3 million during the three and nine-month periods ended September 30 2008, respectively. General and administrative expenses for the three and nine month periods ended September 30, 2009 which include legal, consulting and accounting fees, insurance premiums, rent and various other expenses increased to $2.1 million and $5.5 million, from $1.9 million and $5.3 million during the three and nine months ended September 30, 2008. The increase quarter over quarter is primarily attributable to higher work-out related expenses, stock-based compensation expense and consulting fees offset by lower payroll expense and recruiting expenses while the increase for the comparable nine-month periods is due primarily to higher expense for accounting and printer costs, legal and consulting expenses offset by lower recruiting and travel expenses. In addition, we incurred approximately $498,000 and $1.5 million of stock-based compensation expense in the three and nine months of 2009 as compared to $228,000 and $1.1 million in the same periods of 2008. The increase was due to additional option and restricted stock grants made in 2009, which increased the basis of the total stock based compensation expenses during the three and nine month periods of 2009.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.30 for the third quarter of 2009, compared to $0.31 per share in the third quarter of 2008. Net investment income before investment gains and losses for the three and nine months ended September 30, 2009 totaled $10.3 million and $33.7 million as compared to $10.0 million and $29.0 million in the three and nine month periods of 2008. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

For the three months ended September 30, 2009, we generated net realized losses totaling approximately $14.2 million. We have recognized approximately $559,000 of realized gains from the exercise of our warrants and the sale of common stock of two biotech companies and one drug discovery portfolio company offset by $14.8 million realized losses on loans, equity and warrants from the investment exit from two technology portfolio companies and one specialty pharmaceuticals portfolio company. For the three months ended September 30, 2008, we generated a net realized gain totaling approximately $126,000 due to the realized gain of $430,000 primarily from warrant exercise and sale of one biopharmaceutical company offset by $304,000 loss on the sale of one loan portfolio and write off two company warrants. A summary of realized gains and losses and unrealized appreciation and depreciation for the three and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Realized gains	$559	$430	$2,103	$5,912
Realized losses	(14,732)	(304)	(21,609)	(919)

Net realized gains	$(14,173)	$126	$(19,506)	$4,993

During the three months ended September 30, 2009 and 2008, net unrealized appreciation totaled approximately $17.5 million and $2.4 million. During the nine months ended September 30, 2009 and 2008, net unrealized depreciation totaled approximately $9.1 million and $2.0 million, respectively. The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. For the three month period ended September 30, 2009, we recognized net unrealized appreciation on investments of approximately $17.5 million. Of this amount, approximately $12.5 million is related to net changes in loan values primarily driven by the reversal of unrealized depreciation to realized losses, approximately $4.7 million of net increases in equity values, and approximately $352,000 of net increases in warrant values based on the accounting required under ASC 820, formerly known as FAS 157 and the increase of enterprise valuations. As of September 30, 2009, the net unrealized depreciation recognized by the Company was increased by approximately $96,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the consolidated financial statements. The following table itemizes the change in net unrealized depreciation of investments for the three and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(in thousands)
Gross unrealized appreciation on portfolio investments	$16,387	$5,681	$29,008	$13,662
Gross unrealized depreciation on portfolio investments	(13,326)	(3,370)	(58,728)	(12,304)
Reversal of prior period net unrealized appreciation upon a realization	(500)	221	(1,542)	(3,023)
Reversal of prior period net unrealized depreciation upon a realization	15,051	—	22,300	—
Citigroup Warrant Participation	(96)	(112)	(146)	(359)

Net unrealized appreciation (depreciation) on portfolio investments	$17,516	$2,420	$(9,108)	$(2,024)

Income and Excise Taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which was subsequently included in ASC Topic 855—Income Taxes. ASC Topic 855 requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized.

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

In accordance with regulated investment company distribution rules, we are required to declare current year dividends to be paid from carried over excess taxable income from 2008 before we file our 2008 tax return in September, 2009, and we must pay such dividends by December 31, 2009. The Company has complied with the requirements.

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three and nine months ended September 30, 2009, the net increase in net assets resulting from operations totaled approximately $13.7 million and $5.1 million compared to the net increase of approximately $12.5 million and $31.9 million for the three and nine months ended September 30, 2008. These changes are made up of the items previously described.

Basic change in net asset per share for the three and nine-month periods ended September 30, 2009 was $0.39 and $0.14 respectively, as compared to $0.38 and $0.97 for the three and nine-month periods ended September 30, 2008, respectively.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2009, we had approximately $77.2 million in cash and cash equivalents and available borrowing capacity of approximately $50.0 million under the Wells Facility and $6.5 million under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

For the nine months ended September 30, 2009, net cash provided by operating activities totaled approximately $166.8 million as compared to net cash used in operating activities of approximately $82.4 million for the nine months ended September 30, 2008. This change was primarily due to $149.6 million in early payoffs on loan investments and approximately $68.7 million in normal principal payments offset by an approximate $77.7 million in the purchase of investments. Cash used in investing activities for the nine months ended September 30, 2009, was approximately $109,000 as compared to approximately $584,300 used in investing activities in the same period of 2008. Net cash used in financing activities totaled $106.7 million for the nine months ended September 30, 2009 and was primarily comprised of net repayments under our credit facilities of $86.2 million and cash dividend payments of $20.4 million. During the nine months ended September 30, 2008, we had net borrowings of approximately $130.8 million offset by cash dividend distributions of $32.1 million.

As of September 30, 2009, net assets totaled $368.7 million, with a net asset value per share of $10.37. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2009 Annual Shareholder Meeting held on June 3, 2009, our shareholders granted us the authority, with the approval of our board of directors (the “Board”), to sell up to 20% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that we will be successful in our efforts to generate additional cash and raise additional capital. As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of September 30, 2009 was significantly above the required asset coverage ratio, excluding SBA leverage.

At September 30, 2009 and December 31, 2008, we had the following borrowing capacity and outstandings:

	September 30, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	—	50,000	—
SBA Debentures	137,100	130,600	130,600	127,200

Total	$187,100	$130,600	$270,182	$216,782

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. At September 30, 2009, we had a commitment from the SBA permitting us to draw up to $137.1 million from the SBA. The maximum borrowing available from the SBA could be increased to $150.0 million based on the total regulatory capital investment at September 30, 2009, subject to SBA approval. At September 30, 2009, we had a net investment of $68.55 million in HT II, and there are investments in 43 companies with a fair value of approximately $148.5 million. HT II’s portfolio accounted for approximately 35.8% of our total portfolio at September 30, 2009. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II is our wholly owned subsidiary.

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

Recent Developments

In October, 2009 we submitted our final application to the SBA for a second SBIC license that would provide up to an additional $75.0 of borrowings, subject to SBA approval and an additional capital contribution of $37.5 million into Hercules’ SBA subsidiary. We anticipate that the license will be approved during the first half of 2010; however there can be no assurance that the SBA will grant Hercules a second license or when the license will be approved.

On November 4, 2009, Ancestry.com Inc., an online resource for family history, announced the pricing of its initial public offering of 7,407,407 shares of common stock at a price of $13.50 per share. A total of 4,074,074 shares are being offered by Ancestry.com, and a total of 3,333,333 shares are being offered by selling stockholders of which Hercules was a participant. Ancestry.com common stock commenced trading on November 5, 2009, on the NASDAQ Global Select Market under the symbol “ACOM”.

In October 2009, Gomez, Inc., a leader in Web application management and one of Hercules’ early portfolio companies – has entered into a definitive agreement to be acquired by Compuware in a $295 million cash transaction, which is anticipated to close in November 2009. Hercules anticipates, assuming the transaction is completed, to realize gross estimated proceeds from the sale of its warrants of approximately $2.0 million. No unrealized appreciation related to this acquisition is reflected in the financial statements of Hercules at September 30, 2009 since it has not closed and was reported after the quarter end. There can be no assurance that the merger will be consummated.

In October 2009, we executed a term sheet with Union Bank of California for a $20.0 million, one year revolving credit facility. Pricing of credit facility is LIBOR +2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. Finalization of the facility is subject to completion of the loan documents anticipated to be completed prior to year-end 2009.

Current Market Conditions

The U.S. capital and credit markets have been experiencing extreme disruption and volatility for more than 16 months as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a continuing severe economic recession that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has been active, but over the prior nine months has showed signs of stress and contraction. Therefore, to the extent we have capital available; we believe this is an opportune time to invest on a limited basis in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for at least the next three and six months as the economic environment may cause additional portfolio stress.

Early in 2008, we announced our “slow and steady” investment strategy and the shift in our investment focus to established-stage, or lower middle market companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment. Due to the continuing economic slowdown and reduced venture capital investment activity, we determined that it would be prudent to substantially curtail new investment activity during the first half of 2009 to have working capital available to support our existing portfolio companies. However, during the second quarter of 2009 we began to see an increase in investment opportunities due to an uptick in investment and merger activity and believe there are opportunities to invest in technology-related companies.

Like many other companies, we have continued to engage in activities to deleverage our balance sheet and strengthen cash resources available to us. As discussed herein, on March 25, 2009, we paid off all outstanding borrowings under the Credit Facility. In addition, to strengthen our liquidity position and preserve cash, in March 2009, 90% of our first quarter 2009 dividend was paid with approximately 1.9 million newly issued shares of common stock and 10% or approximately $1.1 million, was paid in cash. To minimize disruptions in our business as a result of current market conditions, we entered into an amendment with Wells Fargo Foothill, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, as discussed in the Wells Facility section of “Borrowings.” In addition, on October 28, 2009, we signed a term sheet with Union Bank of California to provide a $20.0 million credit facility, subject to finalization of legal documentation.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies will not be reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2009, we had unfunded commitments of approximately $16.9 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use primarily cash flow from normal and early principal repayments and our Wells Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2009:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Borrowings (3)	$130,600	$—	$—	$—	$130,600
Operating Lease Obligations (4)	3,911	1,007	1,945	959	—

Total	$134,511	$1,007	$1,945	$959	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation agreement with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

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

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the quarter ended September 30, 2009, we recorded an increase of the derivative liability related to this obligation and increased its unrealized appreciation by approximately $96,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized appreciation in the related equity investments was approximately $644,000 at September 30, 2009 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $920,000 under the warrant participation agreement thereby reducing our realized gains by this amount.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued to a single SBIC is $150.0 million. The maximum statutory limit is subject to periodic adjustments by the SBA. Currently, HT II has paid commitment fees of approximately $1.4 million and has a commitment from the SBA to issue a total of $137.1 million of SBA guaranteed debentures, of which approximately $130.6 million was outstanding as of September 30, 2009. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current SBA borrowing limit to $150.0 million, an increase of approximately $13.0 million from the previous $137.1 million limit as of December 31, 2008, subject to periodic adjustments by the SBA. The limit may be increased to $225.0 million with the approval of a second SBIC lender license and the additional investment of $37.5 million of regulatory capital. We intend to submit an application to increase HT II’s borrowing limit to $150.0 million. In October 2009 we submitted our final application to the SBA for a second SBIC license that would provide up to an additional $75.0 of borrowings, subject to SBA approval and an additional capital contribution of $37.5 million into Hercules’ SBA subsidiary. We anticipate that the license will be approved during the first half of 2010; however there can be no assurance that the SBA will grant Hercules a second license or when the license will be approved.

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

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of September 30, 2009, HT II could draw up to $137.1 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. The rate for additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by SBA on March 25, 2009 at 4.62%. The additional $3.4 million of borrowings made after March 10, 2009 was set by the SBA on September 23 at 4.233%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on debenture pooling date on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a two year period. The was no outstanding debt under the Wells Facility at September 30, 2009. The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceed $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of September 30, 2009 combined commitments from the Wells Fargo syndicate and the SBA totaled $187.1 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2009.

At September 30, 2009 and December 31, 2008, the Company had the following borrowing capacity and outstandings:

	September 30, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Credit Facility	$—	$—	$89,582	$89,582
Wells Facility	50,000	—	50,000	—
SBA Debentures	137,100	130,600	130,600	127,200

Total	$187,100	$130,600	$270,182	$216,782

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7,2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300

			$4.665

*	Dividend paid in cash & stock

Effective in 2009, our Board of Directors adopted a policy to distribute four quarterly distributions in an amount that approximates 90 to 95% of our taxable income. Because of this policy, we may pay an additional or “fifth” dividend in the fourth quarter in order to distribute approximately 98% of our annual taxable income in the year in which it was earned, rather than spilling over significant amounts of our excess taxable income into the following year. This policy is anticipated to be re-evaluated each year and is subject to change at anytime, pending market conditions.

On October 15, 2009, the Board of Directors announced a cash dividend of $0.30 per share that will be payable on November 23, 2009 to shareholders of record as August 14, 2009. This is the Company’s seventeenth consecutive dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $4.97 per share.

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

Our investments are carried at fair value in accordance with the 1940 Act and the Statement of Financial Accounting Standards “Fair Value Measurements”.

The Fair Value Measurements defines fair value, establishes a framework for measuring fair value, outlines a fair value hierarchy based on inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 does not change existing guidance as to whether or not an instrument is carried at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In October 2008, the Financial Accounting Standards Board, or the FASB, issued a new accounting standard (ASC 820-10-35, formerly known as FSP SFAS No. 157-3), which clarifies the application of ASC 820 in a market that is not active. More specifically, this standard states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. The standard also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, the standard provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.

In April 2009, the FASB issued a new accounting standard (ASC 820-10-65, formerly known as FSP SFAS No. 157-4). Based on the standard, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with ASC 820, “Fair Value Measurements.” This standard is to be applied prospectively and is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this standard in the quarter ended September 30, 2009, and there was no material impact on the Consolidated Financial Statements.

Consistent with ASC 820, we determine fair value to be the amount for which an investment could be exchanged in a current sale, which assumes an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation policy considers the fact that no ready market exists for substantially all of the securities in which it invests.

In accordance with ASC 820, we have considered the principal market, or the market in which it exits its portfolio investments with the greatest volume and level of activity. ASC 820 requires that the portfolio investment is assumed to be sold in the principal market to market participants, or in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. We believe that the market participants for our investments are primarily other technology-related companies. Such participants acquire the portfolio company’s investments in order to gain access to the underlying assets of the portfolio company. As such, we believe the estimated value of the collateral of the portfolio company, up to the initial cost of the investment, represents the fair value of the investment.

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

At September 30, 2009, approximately 82% of our total assets represented investments in portfolio companies of which greater than 99% are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

We have categorized all investments recorded at fair value in accordance with ASC 820 based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by ASC 820 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, “OID,” initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2009, we had four loans on non-accrual status with a fair value of approximately $2.4 million. There was one loan on non-accrual status as of September 30, 2008 with fair value at approximately $4.0 million.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month periods ended September 30, 2009 and 2008, approximately $2.2 million and $1.7 million in PIK and end of term income was recorded. There was approximately $6.4 million and $3.8 million in PIK and end of term income recorded for the nine-month periods ended September 30, 2009 and 2008 respectively.

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

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options and restricted stocks to employees and non-employee directors under our 2004 and 2006 Equity Incentive Plan. We follow Statement of Financial Accounting Standards “Share-Based Payments”, to account for stock options granted and restricted shares awarded. Under the Share-Based Payments”, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the requisite service period.

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

As of September 30, 2009, approximately 85% of our portfolio loans were at fixed rates or floating with a floor and 15% of our loans were at floating rates. Over time additional investments may be at floating rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments.

Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rate for the $12 million of borrowings originated from March 13, 2007 to September 10, 2007 was set by the SBA on September 26, 2007 at 5.528%. The rate for the $58.1 million borrowings made after September 10, 2007 through March 13, 2008 was set by the SBA on March 26, 2008 at 5.471%. The rate for the $38.8 million borrowings made after March 13, 2008 through September 10, 2008 was set by the SBA on September 24, 2008 at 5.725%. The additional $18.4 million of borrowings made after September 13, 2008 through March 10, 2009 was set by the SBA on March 25, 2009 at 4.62% and the additional $3.4 million of borrowings made after March 10, 2009 was set by the SBA on September 23 at 4.233%. . In addition, the SBA charges an annual fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on debentures pooled on September 23, 2009 was 0.406%. The annual fees on all other HT II LP debentures has been set at 0.906%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility.

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

At September 30, 2009, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Despite the current capital market disruption and recession, we continue to see a steady pace of new investments by venture capitalists. As a result of this favorable level of venture capital investment activities, we are experiencing an increase in new investment origination activities which commenced in the fourth quarter of 2009, and we expect it to continue as the venture capital community continues to accelerate its own pace of new investments. To the extent that we are able, we intend to seek new investment opportunities; however, we remain cautious and conservative in our investment and credit management strategies and we do not expect to start seeing any meaningful balance sheet loan portfolio growth until the first quarter of 2010 and beyond.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

The United States markets and most other markets have entered into a period of recession. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. There were four loans on non-accrual status as of September 30, 2009 with a fair value of approximately $2.4 million. There were four loans on non-accrual status as of December 31, 2008 with a fair value of approximately $864,000. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 11 % of the aggregate outstanding balance of our portfolio as of September 30, 2009. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stocks at a price below our net asset value during the nine months ended September 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, one of our Directors elected to take part of his compensation in the form of common stock in lieu of cash. We issued a total of 1,667 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $14,000.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: November 9, 2009	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 9, 2009	/s/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002