Form 10-K
period 2009-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2010-03-12
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S- during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $266.4 million based upon a closing price of $8.40 reported for such date on the NASDAQ Select Global Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that such persons are affiliates of the Registrant.

The number of outstanding common shares of the registrant as of March 9, 2010 was 35,626,791.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as our additional offices in Boston and Boulder.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital and private equity backed technology-related companies with attractive current yields and the potential for equity appreciation and realized gains. Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investments. Our equity ownership in our portfolio companies may represent a controlling interest. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital and private equity backed technology-related companies is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments in technology-related companies at various stages of development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. Since 2007, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and lower middle market companies. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

CURRENT ECONOMIC AND MARKET ENVIRONMENT

The U.S. capital and credit markets have been experiencing disruption and volatility since the summer of 2008 as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a continuing economic recession that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has been active, but is continuing to show signs of stress and reduced investment activity. Therefore, to the extent we have capital available; we believe this is an opportune time to invest on a limited basis in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious as the economic environment may cause additional portfolio stress. Due to the continuing economic slowdown and due to reduced venture capital investment activity, we determined that it would be prudent to substantially curtail new investment activity in 2009 in order to have working capital available to support our existing portfolio companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

Like many other companies, we have continued to engage in activities to deleverage our balance sheet and strengthen cash resources available to us.

•

As discussed herein, on March 25, 2009, we paid off all outstanding borrowings under the Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. credit facility (the “Credit Facility”).

•

To minimize disruptions in our business as a result of current market conditions, we entered into an amendment with Wells Fargo Foothill, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, as discussed in the Wells Facility section of “Borrowings.” In February 2010, we extended the facility by one year to August 2011.

•

As of December 31, 2009, the maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the U.S. Small Business Administration (“SBA”) issued to a single small business investment company (“SBIC”) is $150.0 million. As of December 31, 2009, Hercules Technology II, L.P. (“HT II”), our wholly owned SBIC subsidiary, has regulatory capital of $68.55 million and a commitment from the SBA to issue debentures up to $137.1 million, of which approximately $130.6 million was outstanding as of December 31, 2009. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program. In addition, we are eligible to be approved for a second license which would allow us to draw an aggregate of $225.0 million with an additional investment of $37.5 million of regulatory capital. We submitted our application to obtain a second lender license, and, in February 2010, we responded to the SBA’s comment letter relating to our second lender license. We anticipate that the license should be approved during the spring of 2010; however there can be no assurance that the SBA will grant us a second lender license or when the license will be approved.

•

In addition, to strengthen our liquidity position and preserve cash, in March 2009, 90% of our first quarter 2009 dividend was paid with approximately 1.9 million newly issued shares of common stock and 10% or approximately $1.1 million, was paid in cash.

•

In February 2010, we completed our credit facility negotiations with Union Bank providing a one year credit facility of $20.0 million. Pricing of the credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

Despite the current capital market disruption and recession, we continue to see a steady pace of new investments by venture capitalists. As a result of this favorable level of venture capital investment activities, we are experiencing an increase in new investment origination activities which commenced in the fourth quarter of 2009, and would expect it to continue to the extent the venture capital community continues to accelerate its own pace of new investments. To the extent that we are able, we intend to seek new investment opportunities; however, we remain cautious and conservative in our investment and credit management strategies and we do not expect to see significant growth in the portfolio until the second half of 2010.

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

•

Valuations currently assigned to technology-related companies in private financing rounds have generally decreased since 2008 as a result of the turmoil in the general market and should provide a good opportunity for attractive capital returns.

Technology-Related Companies are Under served by Traditional Lenders. We believe many viable technology-related companies backed by financial sponsors have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies, particularly due to the recent credit market dislocation and because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with financial sponsor-backed companies effectively.

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

Due to the difficulties described above, we believe traditional lenders are generally refraining from entering the structured mezzanine marketplace, instead preferring the risk-reward profile of asset based lending. Traditional lenders generally do not have flexible product offerings that meet the needs of technology-related companies. The financing products offered by traditional lenders typically impose on borrowers many restrictive covenants and conditions, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

Unfulfilled Demand for Structured Debt Financing to Technology-Related Companies. Private debt capital in the form of structured debt financing from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for structured debt financing is a function of the level of annual venture equity investment activity. In 2009, venture capital-backed companies received, in approximately 2,400 transactions, equity financing in an aggregate amount of approximately $20.5 billion, representing a 32% decrease from the preceding year, as reported by Dow Jones VentureSource. In addition, overall, the median round size in 2009 was $5.0 million, down from $7.0 million in 2008. These decreases were primarily a result of contraction of the capital markets experienced during the past year. Overall, seed- and first-round deals made up 18% of the deal flow in 2009, and later-stage deals made up roughly 56% of all capital invested.

We believe that demand for structured debt financing is currently under served, in part because of the credit market collapse in 2008 and the resulting exit of debt capital providers to technology-related companies during

2008 and 2009. In addition, lending requirements of traditional lenders have recently become more stringent due to the significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated market, and the financial turmoil affecting the banking system and financial market, which have negatively impacted the debt and equity capital market in the United States and most other markets. At the same time, the venture capital market for the technology-related companies in which we invest has continued to be active. Therefore, to the extent we have capital available, we believe this is an opportune time to be active in the structured lending market for technology-related companies.

Structured Debt with Warrants Products Complement Equity Financing From Venture Capital and Private Equity Funds. We believe that technology-related companies and their financial sponsors will continue to view structured debt securities as an attractive source of capital because it augments the capital provided by venture capital and private equity funds. We believe that our structured debt with warrants product provides access to growth capital that otherwise may only be available through incremental investments by existing equity investors. As such, we provide portfolio companies and their financial sponsors with an opportunity to diversify their capital sources. Generally, we believe technology-related companies at all stages of development target a portion of their capital to be debt in an attempt to achieve a higher valuation through internal growth. In addition, because financial sponsor-backed companies have reached a more mature stage prior to reaching a liquidity event, we believe our investments could provide the debt capital needed to grow or recapitalize during the extended period prior to liquidity events.

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, at Hercules, our team members have originated structured debt, debt with warrants and equity investments in over 130 technology-related companies, representing over $1.6 billion in commitments, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2009, our proprietary SQL-based database system included over 20,000 technology-related companies and approximately 4,800 venture capital, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $1.0 million to $25.0 million. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period of 3 to 18 months for emerging growth and expansion-stage companies and longer for established-stage companies. Our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from Prime to 17% as of December 31, 2009. As of December 31, 2009, 61.3% of our loans were at variable rates or variable rates with a floor and 38.7% of the loans were at fixed rates. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment and facility fees.

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

Typically, our structured debt and equity investments take one of the following forms:

•

Structured debt with warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Traditional “mezzanine” debt is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically have maturities of between two and seven years, with full amortization after an interest only period for emerging-growth or expansion-stage companies and longer deferred amortization for select established-stage companies. Our structured debt with warrants generally carry a contractual interest rate between Prime and 17% and may include an additional end-of-term payment or PIK (“Paid in Kind”), and are in an amount between $1.0 million and $25.0 million. In most cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

•

Senior Debt. We seek to invest a limited portion of our assets in senior debt. Senior debt may be collateralized by accounts receivable and/or inventory financing of prospective portfolio companies. Senior debt has a senior position with respect to a borrower’s scheduled interest and principal payments and holds a first priority security interest in the assets pledged as collateral. Senior debt also may impose covenants on a borrower with regard to cash flows and changes in capital structure, among other items. We generally collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may obtain a negative pledge covering a company’s intellectual property. Our senior loans, in certain instances, may be tied to the financing of specific assets. In connection with a senior debt investment, we may also provide the borrower with a working capital line-of-credit that will carry an interest rate ranging from Prime or LIBOR plus a spread with a floor, generally maturing in one to three years, and will be secured by accounts receivable and/or inventory.

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

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2009, we held equity interests in 39 portfolio companies.

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

Portfolio Composition. While we generally focus our investments in venture capital and private equity-backed technology-related companies, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. During 2009, we began increasing our investments in lower middle market companies that may be or are approaching an operational level where they are EBITDA positive and possibly cash flow positive thereby decreasing their reliance on additional venture capital or private equity investments.

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

Company Stage of Development. While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate to have commitments for their first institutional round of equity financing for early stage companies. Starting in 2008, we began shifting our focus to expansion and established-stage companies that have revenues or significant anticipated revenue growth. We expect a prospective portfolio company to demonstrate progress in its product development or demonstrate a path towards revenue generation or increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. Our investment origination team, which consists of approximately 27 investment professionals, is headed by our Senior Managing Directors of Technology and Life Science, and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into middle market, technology and life sciences sub-teams to better source potential portfolio companies.

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2009, our proprietary SQL-based database system included over 20,000 technology-related companies and approximately 4,800 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The unanimous approval of our investment committee is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Legal Officer, our Chief Financial Officer and the Senior Managing Directors of Technology and Life Science. The investment committee generally meets weekly and more frequently on an as-needed basis. The Senior Managing Directors abstain from voting with respect to investments they originate.

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

From time to time, we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and our investment committee monitors the progress against the strategy. We will incur losses from our investing activities, however, we work with our troubled portfolio companies in order to recover as much of our investments as is practicable, including possibly taking control of the portfolio company. There can be no assurance that principal will be recovered.

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

At December 31, 2009, our investments had a weighted average investment grading of 2.71.

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

CORPORATE STRUCTURE

We are a Maryland corporation and an internally-managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. Hercules Technology II, L.P. (“HT II”), our wholly-owned subsidiary, is licensed under the Small Business Investment Act of 1958 as a Small Business Investment Company (“SBIC”). Hercules Technology SBIC Management, LLC (“HTM”), another wholly-owned subsidiary, functions as the general partner of our subsidiary HT II. Hercules Funding I LLC, our wholly owned subsidiary, and Hercules Funding Trust I function are vehicles we used to collateralize loans under our Credit Facility and are currently inactive. We also use wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to permit us to hold portfolio companies organized as limited liability companies, or LLCs, (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income. Our wholly owned subsidiary, Hercules Funding II, LLC, functions as a vehicle to collateralize loans under our securitized facility with Wells Fargo Foothill, Inc.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301. We also have offices in: Boston, Massachusetts; Boulder, Colorado and Chicago, Illinois.

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

EMPLOYEES

As of December 31, 2009, we had 45 employees, including approximately 27 investment and portfolio management professionals all of whom have extensive experience working on financing transactions for technology-related companies.

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

Capital Structure

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of the Company and our stockholders have approved the practice of making such sales. Our stockholders approved a proposal at our 2009 annual meeting of Stockholders permitting us to sell up to an amount equal to 20% of our outstanding common stock at a price below our net asset value. We did not conduct any public offering of our shares at a price below our net asset value during 2009. We intend to include a similar proposal in our proxy statement for our 2010

Annual Meeting of Stockholders. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

On November 9, 2009 we filed a request with the SEC for exemptive relief that would permit our employees to exercise their stock options and restricted stock and pay any related income taxes using a cashless exercise program. There can be no assurance that such relief will be granted.

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

Small Business Administration Regulations

HT II, our wholly-owned subsidiary, is licensed by the Small Business Administration as a small business investment company (“SBIC”) under Section 301(c) of the Small Business Investment Act of 1958. In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current SBA borrowing limit to $150.0 million. At December 31, 2009, we had invested approximately $68.55 million in regulatory capital in HT II permitting us to borrow up to $137.1 million under our guaranteed debentures commitment from the SBA, of which, $130.6 million was outstanding. The maximum borrowing available from the SBA could be increased to $150.0 million with an additional regulatory capital investment of $6.45 million allowing us access to an additional $12.9 million, subject to SBA approval. The limit may be increased to $225.0 million with the approval of a second SBIC lender license and an additional investment of $37.5 million of regulatory capital. We have submitted an application for a second license, although there is no assurance that such license will be granted. In addition, there is no assurance that we will be able to draw up to the maximum limit available under the SBIC program. As of December 31, 2009, the investments held by HT II represented approximately 33.6% of our total investments.

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

We generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain ( i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. As described above, we made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore will not be subject to built-in gains tax when we sell those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired.) We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

In order to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as a regulated investment company under the 1940 Act;

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

Pursuant to a recent revenue procedure issued by the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If the number of share-holders electing to receive cash would cause cash distributions in excess of 10%, then each shareholder electing to receive cash would receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2012.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

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

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

At December 31, 2009, approximately 73% of our total assets represented investments in portfolio companies recorded at fair value, as determined by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

With respect to private debt and equity-related securities, each investment is valued using industry valuation benchmarks and, where appropriate, equity values are assigned a discount reflecting the illiquid nature of the investment and our minority, non-control position. When a qualifying external event such as a significant purchase transaction or public offering occurs, the pricing indicated by the external event will be used to corroborate our private debt or equity valuation.

We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. We may consider, but are not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in our evaluation of the fair value of our investment. Securities that are traded in the over-the-counter market or on a stock exchange will be valued at the closing price on the valuation date.

Our Board of Directors has engaged an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio investments on a quarterly basis. We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. However, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

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

Risks Related to our Business Structure and Current Economic and Market Conditions

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

Despite the current capital market disruption and recession, venture capitalists increased their investment activity during the second half of 2009. As a result of this favorable level of venture capital investment activities, we are experiencing an increase in new investment origination activities which commenced in the fourth quarter of 2009, and we expect it to continue as the venture capital community continues to make new investments. To the extent that we are able, we intend to seek new investment opportunities; however, we remain cautious and conservative in our investment and credit management strategies and we do not expect to see any significant balance sheet loan portfolio growth until the second half of 2010 or beyond.

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

Under a revenue procedure issued by the Internal Revenue Service, RICs are permitted to treat certain distributions made with respect to tax years ending prior to January 1, 2012, and payable in up to 90% in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes. We previously determined to pay 90% of our first quarter 2009 dividend in shares of newly issued common stock, and we may in the future determine to distribute taxable dividends that are payable in part in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

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

We expect that members of our management team will maintain their relationships with venture capital and private equity firms, and we will rely to a significant extent upon these relationships to provide us with our deal flow. If we fail to maintain our existing relationships, our relationships become strained as a result of enforcing our rights with respect to non-performing portfolio companies in protecting our investments or we fail to develop new relationships with other firms or sources of investment opportunities, then we will not be able to grow our investment portfolio. In addition, persons with whom members of our management team have relationships are not obligated to provide us with investment opportunities and, therefore, there is no assurance that such relationships will lead to the origination of debt or other investments.

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

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly our stockholders will bear the cost associated with our leverage activity. Our secured credit facilities with Wells Fargo Capital Finance LLC and Union Bank, N.A. contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2009, there was no outstanding borrowing under Wells Facility. In addition, as of December 31, 2009, we had approximately $130.6 million outstanding under the SBA debenture program.

As a business development company, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2009 our asset coverage for senior indebtedness is well over 200% since we exclude SBA leverage from this ratio and we have no other borrowings outstanding.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

At December 31, 2009, portfolio investments, which are valued at fair value by the Board of Directors, were approximately 73% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2009 that represent greater than 5% of net assets:

	December 31, 2009
(in thousands)	Fair Value	Percentage of Net Assets
Infologix, Inc.	$32,184	8.8%
Zayo Bandwidth, Inc.	24,317	6.6
Labopharm USA, Inc.	21,025	5.7

InfoLogix, Inc. is a provider of enterprise mobility and radio frequency identification (RFID) solutions. The Company provides these solutions to its customers by utilizing a combination of products and services, including consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure. At December 31, 2009 we owned a controlling interest in this portfolio company.

Zayo Bandwidth Corporation owns and operates fiber optic networks in various regions of the United States and provides bandwidth services to carriers, web-centric companies, public institutions and enterprises.

Labopharm, Inc. is a specialty pharmaceutical company that, together with its subsidiaries, develops drugs using its proprietary controlled-release technologies.

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

Our equity ownership in a portfolio company may represent a Control Investment. Our ability to exit a debt or equity investment in a timely manner because we are in a control position or have access to inside information in the portfolio company could result in a realized loss on the investment.

If we obtain a Control Investment in a portfolio company our ability to divest ourselves from a debt or equity investment could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a Control Investment. Additionally, we may choose not to take certain actions to protect a debt investment in a Control Investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

A failure on our part to maintain our qualification as a business development company would significantly reduce our operating flexibility.

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Item 1. Business—Regulation as a Business Development Company.”

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

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related original issue discount, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with Internal Revenue Service requirements, to satisfy such distribution requirements.

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our income. See “Item 1. Business—Certain United States Federal Income Tax Considerations.”

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

Citigroup, a former credit facility provider to Hercules, has an equity participation right through a warrant participation agreement on the pool of loans and certain warrants formerly collateralized under the then existing Citigroup Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on certain warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2009, the Company reduced its realized gain by approximately $175,000 for Citigroup’s participation in the gain on sale of equity securities and recorded a decrease on participation liability and increased its unrealized gains by a net amount of approximately $29,000 for Citigroup’s participation. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing our realized gains. In addition, our realized gains will be reduced by the amounts owed to Citigroup under the warrant participation agreement. The value of Citigroup’s participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $468,000 at December 31, 2009 and is included in accrued liabilities and increased the unrealized gain recognized by us at December 31, 2009. Citigroup’s rights under the warrant participation agreement increase our cost of borrowing and reduce our realized gains.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

On August 25, 2008, we entered into the Wells Facility, a two-year revolving senior secured credit facility with an optional one-year extension with initial commitments of $50 million at closing. The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the lending syndicate. See Note 4 to our consolidated financial statements. As of December 31, 2009, we have no outstanding borrowings under the Wells Facility. In February 2010, we extended the Wells Facility maturity to August of 2011 from August 2010 under the same terms and conditions of the existing agreement.

As of December 31, 2009, we had not added any additional lenders under the Wells Facility, although if the credit markets re-open we intend to do so in the future. Due to current credit conditions as a result of the recession, our cost of borrowing may increase with the addition of additional lenders under the Wells Facility.

The current lenders under the Wells Facility have, and any future lender or lenders will have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. In addition, we may grant a security interest in our assets in connection with any such borrowing. We expect such a facility to contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, such facilities are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially, the business our portfolio companies that are financed through the facilities. An event of default under any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

In addition to regulatory restrictions that restrict our ability to raise capital, the Wells Facility and the Union Bank Facility contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreements governing the Wells Facility and the Union Bank Facility both require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceed $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of December 31, 2009, we were in compliance with the covenants under the Wells Facility. The Union Bank Facility was put into place on February 10, 2010. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. For example, during the quarter ended December 31, 2009, as a result of depreciation of the fair value of our investments, our net worth declined to approximately $366 million from $382 million at December 31, 2008. Accordingly, there are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate repayment under the facilities and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

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

As of December 31, 2009, we had no outstanding borrowings under the Wells Facility and $130.6 million under SBA debenture and $69.4 million available borrowing capacity under these facilities, subject to terms and conditions.

In February of 2010, we closed on our new $20.0 million credit facility with Union Bank, a one year revolving credit facility. Pricing of credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

As of December 31, 2009, we have been unable to secure additional lenders under our Wells Facility. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

One of our wholly-owned subsidiaries is licensed by the U.S. Small Business Administration, and as a result, we will be subject to SBA regulations.

Our wholly-owned subsidiary HT II is licensed to act as a small business investment company and is regulated by the SBA. The SBIC license allows our SBIC subsidiary to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause HT II to forego attractive investment opportunities that are not permitted under SBA regulations.

SBA regulations currently limit the amount that our SBIC subsidiary may borrow up to a maximum of $150 million when it has at least $75 million in regulatory capital, receives a capital commitment from the SBA and has been through an examination by the SBA subsequent to licensing. As of December 31, 2009, 33.6% of our total investment portfolio is in our SBIC subsidiary.

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

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver and if our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern business development companies, SBICs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

Risks Related to Our Investments

Our investments are concentrated in certain industries and in a number of technology-related companies, which subjects us to the risk of significant loss if any of these companies default on their obligations under any of their debt securities that we hold, or if any of the technology-related industry sectors experience a downturn.

We have invested and intend to continue investing in a limited number of technology-related companies. A consequence of this limited number of investments is that the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Beyond the asset diversification requirements to which we will be subject as a RIC, we do not have fixed guidelines for diversification or limitations on the size of our investments in any one portfolio company and our investments could be concentrated in relatively few issuers. In addition, we have invested in and intend to continue investing, under normal circumstances, at least 80% of the value of our total assets (including the amount of any borrowings for investment purposes) in technology-related companies. As of December 31, 2009, approximately 56.5% of the fair value of our portfolio was composed of investments in four industries: 15.7% was composed of investments in the communications and networking industry; 16.6% was composed of investments in the software industry; 14.0% was composed of investments in the drug discovery industry; and 10.2% was composed of investments in the information services industries. As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by or under the direction of our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The continuing unprecedented declines in prices and liquidity in the capital markets have resulted in some net unrealized depreciation in our portfolio. As of December 31, 2009, conditions in the public and private debt and equity markets had continued to deteriorate and pricing levels continued to decline. As a result, in the future, depending on market conditions, we could incur substantial realized losses and may suffer substantial unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

The U.S. and most other markets have entered into a period of recession. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. There were five loans on non-accrual status as of December 31, 2009 with a fair value of approximately $10.5 million. There were four loans on non-accrual status as of December 31, 2008 with a fair value of approximately $864,000. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

Generally, we do not control our portfolio companies. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing which they are unable to secure and which we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.

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

Beginning in about 2001, fewer venture capital-backed companies per annum have been able to complete initial public offerings (“IPOs”) than in the years of the previous decade. For the year ended December 31, 2009, only 8 venture capital-backed companies completed IPOs in the United States according to Dow Jones Venture Source. Now that some of our companies are becoming more mature, a continuing lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A continuing lack of IPO opportunities for venture capital-backed companies is also causing some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment in a successful situation, for example, the exercise of a warrant to purchase common stock. Any decision we make not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or otherwise reduce the expected yield on our investment. Moreover, a follow-on investment may limit the number of companies in which we can make initial investments. In determining whether to make a follow-on investment, our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments and this could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

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

We generally do not control our portfolio companies and therefore our portfolio companies may make decisions with which we disagree.

Generally, we do not control any of our portfolio companies, even though we may have board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In 2009, we received early loan repayments and paydown of working capital loans of approximately $171.9 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

At December 31, 2009, approximately 71.9 % of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 1.9 % of our portfolio company loans were secured by a second priority security in all of the assets of the portfolio company and 26.2 % portfolio company loans were prohibited from pledging or encumbering their intellectual property pursuant to negative pledges.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 13.4% of the aggregate outstanding balance of our portfolio as of December 31, 2009. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of business development companies, including shares of our common stock, have been trading at discounts to their net asset values. As of December 31, 2009, our net asset value per share was $10.29. The daily average closing price of our shares on the NASDAQ Global Select Market for the quarter ended December 31, 2009 was $9.79. If our common stock trades below net asset value, the higher cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

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

At our Annual Meeting of Stockholders on June 3, 2009, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to Board approval of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stocks at a price below our net asset value during year ended December 31, 2009.

Current levels of market volatility are high. Our common stock price has been and continues to be volatile and may decrease substantially.

The capital and credit market have been experiencing high volatility and disruption for more than 12 months. In 2009, we experienced greater than usual stock price volatility. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

In addition, the trading price of our common stock following an offering may fluctuate substantially. The price of the common stock that will prevail in the market after an offering may be higher or lower than the price you paid and the liquidity of our common stock may be limited, in each case depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of RICs, business development companies or other financial services companies;

•	any inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the financial performance of specific industries in which we invest in on a recurring basis;

•	announcement of strategic developments, acquisitions, and other material events by us or our competitors, or operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;

•	losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;

•	changes in the value of our portfolio of investments;

•	realized losses in investments in our portfolio companies;

•	general economic conditions and trends;

•	inability to access the capital markets;

•	loss of a major funded source; or

•	departures of key personnel.

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

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 11,200 square feet of office space in Palo Alto, California for our corporate headquarters. We also lease office space in: Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; and San Diego, California (which was closed in January 2009 and the office space was subleased).

Item 3.	Legal Proceedings

As of December 31, 2009, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HTGC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each of the quarterly periods during 2009 and 2008. Our common stock may trade at prices that are at, above, or below our net asset value.

	Price Range
Quarter Ended	High	Low
March 31, 2008	12.75	9.59
June 30, 2008	11.32	8.93
September 30, 2008	11.35	7.95
December 31, 2008	10.24	4.57
March 31, 2009	8.62	3.93
June 30, 2009	8.89	4.76
September 30, 2009	8.33	10.35
December 31, 2009	11.22	8.96

As of February 11, 2010, we had 40 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 12,000 additional beneficial holders of our common stock.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. At times, our shares of common stock have traded at a premium to net asset value and with the recent collapse of the financial markets, our shares of common stock have traded at a significant discount to the net assets attributable to those shares.

SALES OF UNREGISTERED SECURITIES

During 2009, one of our Directors elected to take part of his compensation in the form of common stock in lieu of cash. We issued a total of 3,334 shares of common stock to the Director with an aggregate price for the shares of common stock of approximately $22,000.

ISSUER PURCHASES OF EQUITY SECURITIES

On May 5, 2009, our Board of Directors approved a $15.0 million share repurchase program. The program expired on November 7, 2009 and we did not repurchases any shares of our common stock under the program.

In February 2010, the Board of Directors approved a $35.0 million open market share repurchase program. This program replaces a $15 million repurchase program which expired in November 2009. We may repurchase common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in its then most recently published financial statements. We anticipate that the manner, timing, and amount of any share purchases will be determined by company management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. As a 1940 Act reporting company, we are required to notify shareholders of the existence of a repurchase program when such a program is initiated or implemented. The repurchase program does not require us to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for our 2010 Annual Meeting of Stockholders.

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

For the year ended December 31, 2009, we did not record a provision for excise tax since we have paid out greater than 98% of our taxable earnings for 2009. For the year ended December 31, 2008, we recorded a provision for excise tax of approximately $203,000. Effective in 2009, our Board of Directors adopted a policy to distribute four quarterly distributions in an amount that approximates 90-95% of our taxable income. In addition, at the end of the year we may also pay an additional special dividend, such that we may distribute approximately 98% of our annual taxable income in the year it was earned, instead of spilling over our excess taxable income.

Pursuant to a recent revenue procedure issued by the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If too many shareholders elect to receive cash, each shareholder electing to receive cash must receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distribution made with respect to taxable year ending prior to January 1, 2012. During the quarter ended March 31, 2009 we made a distribution to our shareholders that was comprised of approximately 90% of our common stock and approximately 10% in cash.

On February 11, 2010, the Board of Directors declared a cash dividend of $0.20 per share to shareholders of record as of February 19, 2010 and payable on March 19, 2010.

The following table summarizes dividends declared and paid on all shares as of December 31, 2009:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 15, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040

			$5.005

*	Dividend paid in cash and stock. On February 12, 2009, the Board of Directors announced a dividend of $0.32 per share to shareholders of record as of February 23, 2009. In accordance with the Internal Revenue Procedure released in January 2009, our Board of Directors determined that 90% of the dividend would be paid in newly issued shares of common stock and no more than 10% of the dividend would be paid in cash. On March 30, 2009, we paid approximately $1.1 million in cash and issued approximately 1.9 million common shares as a stock dividend in satisfaction of the dividend declared on February 12, 2009. The market value per share of common stock used to compute the stock dividend (the “Dividend Share Value”) was the volume weighted average price per share of HTGC’s common stock for the three business day period of March 23, March 24 and March 25, 2009.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless you specifically “opt out” of the dividend reinvestment plan and choose to receive cash dividends.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on June 9, 2005, a person invested $100 in each of our common stock, the S&P 500 Index, the S&P Asset Management & Custody Banks Index, the NASDAQ Financial 100 and the Dow Jones U.S. Financial Sector Index—IYF (iShares). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

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

	As of December 31,
($ in thousands, except per share data)	2009	2008	2007	2006	2005
Balance sheet data:
Investments, at value	$370,437	$581,301	$529,972	$283,234	$176,673
Cash and cash equivalents	124,828	17,242	7,856	16,404	15,362
Total assets	508,967	608,672	541,943	301,142	193,648
Total liabilities	142,452	226,214	141,206	45,729	79,296
Total net assets	366,515	382,458	400,737	255,413	114,352

Other Data:
Total debt investments, at value	320,902	540,054	482,123	266,724	166,646
Total warrant investments, at value	14,450	17,883	21,646	8,441	5,160
Total equity investments, at value	35,085	23,364	26,203	8,069	4,867
Unfunded Commitments	11,700	82,000	130,602	55,500	30,200
Net asset value per share(1)	$10.29	$11.56	$12.31	$11.65	$11.67

(1)	Based on common shares outstanding at period end.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007	2006	2005
Investment income:
Interest	$62,200	$67,283	$48,757	$26,278	$9,791
Fees	12,077	8,552	5,127	3,230	876

Total investment income	74,277	75,835	53,884	29,508	10,667
Operating expenses:
Interest	9,387	13,121	4,404	5,770	1,801
Loan fees	1,880	2,649	1,290	810	1,098
General and administrative	7,281	6,899	5,437	5,409	2,285
Employee Compensation:
Compensation and benefits	10,737	11,595	9,135	5,779	3,706
Stock-based compensation	1,888	1,590	1,127	617	252

Total employee compensation	12,625	13,185	10,262	6,396	3,958

Total operating expenses	31,173	35,854	21,393	18,385	9,142
Net investment income before provision for income taxes and investment gains and losses	43,104	39,981	32,491	11,123	1,525
Provision for income taxes	—	—	2	643	255

Net investment income	43,104	39,981	32,489	10,480	1,270

Net realized gain (loss) on investments	(30,801)	2,643	2,791	(1,604)	482
Provision for excise tax	—	(203)	(139)	—	—
Net increase in unrealized appreciation on investments	1,269	(21,426)	7,268	2,508	353

Net realized and unrealized gain	(29,532)	(18,986)	9,920	904	835

Net increase in net assets resulting from operations	$13,572	$20,995	$42,409	$11,384	$2,105

Change in net assets per common share (basic):	$0.38	$0.64	$1.50	$0.85	$0.30

Dividends declared per common share	$1.26	$1.32	$1.20	$0.90	$0.33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development which include select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and may also finance custom select publicly traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley and we have additional offices in the Boston and Boulder.

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. Our equity ownership in our portfolio companies may represent a controlling interest. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. During 2008 and 2009, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and lower middle market companies. We expect to continue this investment strategy in 2010 and, to a limited amount, increase investments in early stage companies as the investment activity by venture capitalist increases in this sector. We have also historically focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

Current Economic and Market Environment

The U.S. capital and credit markets have been experiencing extreme disruption and volatility since the summer of 2008 as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a continuing severe economic recession that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has been active, but is continuing to show signs of stress and reduced investment activity. Therefore, to the extent we have capital available; we believe this is an opportune time to invest on a limited basis in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for at least the next two quarters as the economic environment may cause additional portfolio stress. Due to the continuing economic slowdown and due to reduced venture capital investment activity, we determined that it would be prudent to substantially curtail new investment activity in 2009 in order to have working capital available to support our existing portfolio companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

Like many other companies, we have continued to engage in activities to deleverage our balance sheet and strengthen cash resources available to us.

•

As discussed herein, on March 25, 2009, we paid off all outstanding borrowings under the Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. credit facility (“the Credit Facility”).

•

To minimize disruptions in our business as a result of current market conditions, we entered into an amendment with Wells Fargo Foothill, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, as discussed in the Wells Facility section of “Borrowings.” In February 2010 we extended the facility by one year to August 2011.

•

As of December 31, 2009, the maximum statutory limit on the dollar amount of outstanding debentures guaranteed by the U.S. Small Business Administration (“SBA”) issued to a single small business investment company (“SBIC”) is $150.0 million. As of December 31, 2009, Hercules Technology II, L.P. (“HT II”), our wholly owned SBIC subsidiary, has regulatory capital of $68.55 million and a commitment from the SBA to issue debentures up to $137.1 million, of which approximately $130.6 million was outstanding as of December 31, 2009. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program. In addition, we are eligible to be approved for a second license which would allow us to draw an aggregate of $225 million with an additional investment of $37.5 million of regulatory capital. We submitted our application to obtain a second lender license, and, in February 2010, we responded to the SBA’s comment letter relating to our second lender license. We anticipate that the license should be approved during the spring of 2010; however there can be no assurance that the SBA will grant us a second lender license or when the license will be approved.

•

In addition, to strengthen our liquidity position and preserve cash, in March 2009, 90% of our first quarter 2009 dividend was paid with approximately 1.9 million newly issued shares of common stock and 10% or approximately $1.1 million, was paid in cash.

•

In February 2010, we completed our credit facility negotiations with Union Bank providing a one year credit facility of $20.0 million. Pricing of the credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

Portfolio and Investment Activity

The total value of our investment portfolio was $370.4 million at December 31, 2009, as compared to $581.3 million at December 31, 2008. During the year ended December 31, 2009, we had debt commitments to 21 portfolio companies totaling $180.7 million and funded $95.5 million under these commitments and commitments from prior years. We also made equity investments totaling approximately $2.9 million during the year ended December 31, 2009. The fair value of our equity and warrant portfolios at December 31, 2009 were $35.1 million and $14.5 million, respectively. For the year ended December 31, 2009, we recognized net unrealized depreciation on our debt, and warrant portfolios of approximately $4.7 million and $1.4 million and net unrealized appreciation on our equity portfolio of approximately $7.3 million, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”), formerly known as FAS 157.

At December 31, 2009, we had unfunded contractual commitments of $11.7 million to five portfolio companies. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In addition, we executed six non-binding term sheets for approximately $93.5 million for proposed future commitments. Non-binding outstanding term sheets are subject to completion of Hercules’ due diligence and final approval process as well as negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

In response to the current lack of liquidity in the debt and capital markets, during 2008 and 2009 we slowed our origination activities, adopting a slow and steady investment strategy and shifting our focus to established-stage companies. These changes were made to manage our credit performance, maintain adequate liquidity and to manage our operating expenses in this extremely challenging and unprecedented credit environment. In 2009, we continued our origination and follow-on investment activity consistent with our slow and steady investment strategy. Investing in accordance with this strategy may result in limited, no, or negative growth until market conditions improve, and may negatively impact our operating results.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the year ended December 31, 2009, we received normal principal repayments of $110.6 million, and early repayments and working line of credit paydowns totaling $171.9 million. Total portfolio investment activity (exclusive of unearned income) as of and for each of the years ended December 31, 2009 and 2008 was as follows:

(in millions)	December 31, 2009	December 31, 2008
Beginning Portfolio	$581.3	$530.0
Debt investments	95.5	346.0
Equity Investments	2.9	5.9
Sale of investments	(36.5)	(17.5)
Principal payments received on investments	(110.6)	(110.3)
Early pay-offs and recoveries	(171.9)	(159.6)
Accretion of loan discounts and paid-in-kind principal	8.4	8.2
Net change in unrealized appreciation on investments	1.3	(21.4)

Ending Portfolio	$370.4	$581.3

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2009 and December 31, 2008 (excluding unearned income):

	December 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$229,454	61.9%	$445,574	76.6%
Senior secured debt	99,725	26.9%	106,266	18.2%
Preferred stock	22,875	6.2%	21,249	3.8%
Senior debt-second lien with warrants	6,173	1.7%	6,097	1.0%
Common Stock	12,210	3.3%	2,115	0.4%

	$370,437	100.0%	$581,301	100.0%

A summary of the company’s investment portfolio at value by geographic location is as follows:

	December 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$344,984	93.1%	$537,470	92.5%
Canada	21,567	5.8%	21,210	3.6%
Israel	1,310	0.4%	19,621	3.4%
Netherlands	2,576	0.7%	3,000	0.5%

	$370,437	100.0%	$581,301	100.0%

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

The largest companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For years ended December 31, 2009 and 2008, our ten largest portfolio companies represented approximately 51.5% and 33.6% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2009 and 2008, we had three and six investments, respectively, that represented 5% or more of our net assets. At December 31, 2009, we had five equity investments representing approximately 50.3% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2008, we had six equity investments which represented approximately 43.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

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

At December 31, 2009, we had an investment in one portfolio company deemed to be a Control Investment and no investments in 2008 were deemed to be Control Investments. $1.4 million in investment income was derived from our debt investments in this portfolio company. No realized gains or losses related to Control Investments were recognized during the years ended December 31, 2009, 2008 and 2007. We recognized unrealized appreciation of approximately $8.4 million on Control Investments in 2009. No unrealized appreciation or depreciation was recognized on Control Investments during the year end December 31, 2008 and 2007.

At December 31, 2009, the Company had an investment in one portfolio company deemed to be an Affiliate. Income derived from this investment was zero, as this is a non-income producing equity investment. At December 31, 2008, the Company had three portfolio companies deemed to be Affiliates. For the year ended December 31, 2008, income derived from three investments was less than $230,000. One company that was an Affiliate in 2008 performed a capital raise in 2009 which resulted in our ownership percentage decreasing to less than 5% of the voting securities in the portfolio company. As a result, this portfolio company is no longer an Affiliate. We recognized a realized loss of approximately $4.0 million in the second quarter of 2009 in a portfolio company that was an Affiliate prior to the disposal of the investment. No realized gains or losses related to Affiliates were recognized in 2008 or 2007. During the year end December 31, 2009, we recognized unrealized appreciation of approximately $4.0 million related to Affiliates, primarily attributable to the reversal of unrealized depreciation to realized loss. During the years end December 31, 2008 and 2007, we recognized unrealized depreciation of approximately $3.3 million and $1.7 million on Affiliate investments, respectively.

The following table shows the fair value of our portfolio by industry sector at December 31, 2009 and December 31, 2008 (excluding unearned income):

	December 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$61,647	16.6%	$80,885	13.9%
Communications & networking	58,088	15.7%	118,133	20.3%
Drug discovery	51,848	14.0%	70,320	12.1%
Information services	37,740	10.2%	63,533	10.9%
Consumer & business products	25,467	6.9%	25,250	4.3%
Specialty pharmaceuticals	25,193	6.8%	29,870	5.1%
Drug delivery	21,493	5.8%	24,952	4.3%
Internet consumer & business services	20,352	5.5%	19,759	3.4%
Electronics & computer hardware	17,701	4.8%	40,481	7.0%
Therapeutic	13,470	3.6%	15,661	2.7%
Semiconductors	11,481	3.1%	17,766	3.1%
Diagnostic	11,399	3.1%	13,494	2.3%
Biotechnology tools	9,669	2.6%	29,124	5.0%
Surgical Devices	2,410	0.7%	10,013	1.7%
Media/Content/Info	2,375	0.6%	17,667	3.1%
Energy	104	—	4,393	0.8%

	$370,437	100.0%	$581,301	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of returns on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2009 and 2008, respectively:

	December 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$15,777	4.9%	$22,293	4.1%
2	147,520	46.0	326,106	60.4
3	108,716	33.9	159,980	29.6
4	38,384	11.9	29,460	5.5
5	10,505	3.3	2,215	0.4

	$320,902	100.00%	$540,054	100.00%

As of December 31, 2009, our investments had a weighted average investment grading of 2.71 as compared to 2.39 at December 31, 2008. We intend for our shift in focus to expansion- and established-stage companies, to assist us in maintaining our portfolio credit quality despite current market volatility. However, there is no guarantee that this strategy will be successful. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. Risk ratings are used by us to indicate companies requiring clear monitoring and are not generally indicative of loan valuation. At December 31, 2009, 17 portfolio companies were graded 3 and 4 portfolio companies were graded 4, as compared to 19 and 5 portfolio companies, respectively, at December 31, 2008. At December 31, 2009 and 2008, 5 portfolio companies were graded 5.

The effective yield on our debt investments during the year was 16.7% and was attributed in part to interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan obligations was approximately 13.6% at December 31, 2009, increased slightly compared to 12.9% at December 31, 2008, attributed to increased investments to both expansion and established-stage companies and asset based financing offered to more mature middle market companies. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from prime to 17% as of December 31, 2009. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At December 31, 2009, approximately 71.9% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 1.9% of our portfolio company loan was secured by a second priority security in all of the assets of the portfolio company and 26.2% of our portfolio company loans were prohibited from pledging or encumbering their intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in structured debt with warrants also generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. As of December 31, 2009, we have received warrants in connection with the majority of our debt investments in our portfolio companies. We currently hold warrants in 83 portfolio companies, with a fair value of approximately $14.5 million. The fair value of the warrant portfolio has decreased by 19% as compared to the fair value of $17.9 million at December 31, 2008, primarily due to a decrease in fair value. These warrant holdings would allow us to invest approximately $48.7 million if such warrants are exercised. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of periods ended December 31, 2009 and 2008

Operating Income

Interest income totaled approximately $62.2 million and $67.3 million for 2009 and 2008, respectively. The decrease in interest income was directly related to decreases in investment assets. In 2009 and 2008, interest income included approximately $6.7 million and $4.3 million of income from accrued exit fees. Income from commitment, facility and loan related fees such as amendment fees and pre-payment penalties totaled approximately $12.1 million and $8.6 million for 2009 and 2008, respectively. At December 31, 2009 and 2008, we had approximately $2.4 million and $6.9 million of deferred income related to commitment and facility fees, respectively. The decrease in deferred income was attributed to the amortization of fee income and the lower deferred income due to lower investment originations.

Operating Expenses

Operating expenses totaled approximately $31.2 million and $35.9 million during 2009 and 2008, respectively. Operating expenses for the years ended December 31, 2009 and 2008 included interest expense, loan fees and unused commitment fees of approximately $11.3 million and $15.8 million, respectively. The 28.6% decrease in interest expense was primarily due to lower outstanding loan balances on our credit facilities and lower cost of financing. The average debt balance outstanding in 2009 is $147.4 million as compared to $196.9 million in 2008. The weighted average cost of debt was approximately 7.7% at December 31, 2009 as compared to 8.0% at December 31, 2008. Employee compensation and benefits were approximately $10.7 million and $11.6 million during 2009 and 2008, respectively. The decrease in employee compensation and benefits is primarily due to the reduction in workforce in the first quarter of 2009. General and administrative expenses, including legal and accounting fees, insurance premiums, rent and various other expenses totaled $7.3 million and $6.9 million in 2009 and 2008 respectively. We incurred approximately $1.9 million of stock-based compensation expense in 2009 as compared to $1.6 million in 2008 due to additional option and restricted stock grants made in 2009. We anticipate that operating expenses will increase over the next twelve months as we expanded our investment and operations team in fourth quarter of 2009 and in anticipation of building our investment portfolio in 2010.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2009 totaled $43.1 million as compared with a net investment income before income tax expense in 2008 of approximately $40.0 million. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

In 2009, we generated realized gains totaling approximately $3.7 million primarily due to the sale of warrants and common stock of four portfolio companies. We recognized realized losses in 2009 of approximately $34.5 million on the disposition of investments in sixteen portfolio companies. We recognized realized gains of approximately $6.9 million during the year ended December 31, 2008 from the sale of common stock of nine portfolio companies. We recognized realized losses in 2008 of approximately $4.3 million on the disposition of investments in ten portfolio companies. A summary of realized gains and losses for the years end December 31, 2009 and 2008 is as follows:

	December 31,
(in thousands)	2009	2008
Realized gains	$3,738	$6,925
Realized losses	(34,539)	(4,282)

Net realized gains (losses)	$(30,801)	$2,643

For the year ended December 31, 2009, net unrealized investment appreciation totaled approximately $1.3 million and for the year ended December 31, 2008, net unrealized depreciation totaled approximately $21.4 million. The year to year increase is primarily due to the reversal of unrealized depreciation to realized losses. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. During the year ended December 31, 2009, net unrealized investment appreciation recognized by the company was reduced by approximately $29,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under “Borrowings” of this Item 7. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2009 and 2008:

	December 31,
(in thousands)	2009	2008
Gross unrealized appreciation on portfolio investments	$42,272	$6,139
Gross unrealized depreciation on portfolio investments	(73,969)	(25,250)
Reversal of prior period net unrealized appreciation (depreciation) upon a realization event	32,937	(2,458)
Citigroup Warrant Participation	29	143

Net unrealized appreciation (depreciation) on portfolio investments	$1,269	$(21,426)

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, formerly known as FAS 109 which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized.

Through December 31, 2005, we were taxed under Subchapter C of the Code. We elected to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise taxes to the extent we make the requisite distributions to stockholders. At December 31, 2009, no excised tax provision was recorded since we have paid out distributable earnings. See “Item 1. Business—Certain United States Federal Income Tax Considerations.” Of the dividends declared during the year ended December 31, 2009, 100% was comprised of ordinary income. In 2008, of the dividends paid, $1.23 was comprised of ordinary income and $0.09 was comprised of capital gains.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2009 net increase in net assets resulting from operations totaled approximately $13.6 million compared to net income of approximately $21.0 million for the period ended December 31, 2008. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share were $0.38 and $0.37, respectively, for the year ended December 31, 2009, compared to both basic net and fully diluted net income per share of $0.64 for the year ended December 31, 2008.

Comparison of periods ended December 31, 2008 and 2007

Operating Income

Interest income totaled approximately $67.3 million and $48.8 million for 2008 and 2007, respectively. In 2008 and 2007, interest income included approximately $4.3 million and $1.8 million of income from accrued exit fees, respectively. Income from commitment and facility fees totaled approximately $8.6 million and $5.1 million for 2008 and 2007, respectively. The increase in both interest and fee income was directly related to increases in origination activity, as net loan investments at fair value grew by $57.9 million by the end of 2008. At December 31, 2008 and 2007, we had approximately $6.9 million and $6.6 million of deferred income related to commitment and facility fees.

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

	December 31,
(in millions)	2008	2007
Realized gains	$6.9	$3.6
Realized losses	(4.3)	(0.8)

Net realized gains	$2.6	$2.8

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

	December 31,
($ in millions)	2008	2007
Gross unrealized appreciation on portfolio investments	$6.1	$17.7
Gross unrealized depreciation on portfolio investments	(25.2)	(9.4)
Reversal of prior period net unrealized appreciation upon a realization	(2.4)	(0.3)
Citigroup Warrant Participation	0.1	(0.7)

Net unrealized appreciation/(depreciation) on portfolio investments	$(21.4)	$7.3

Income Taxes

Through December 31, 2005 we were taxed under Subchapter C of the Code. We elected to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise taxes to the extent we make the requisite distributions to stockholders. At December 31, 2008, we elected to pay an excise tax of approximately $203,000 on approximately $5.0 million of undistributed earnings from operations and capital gains that we distributed in 2009. Of the dividends declared during the year ended December 31, 2008, $1.23 comprised ordinary income and $0.09 comprised long-term capital gains.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2008, net income totaled approximately $21.0 million compared to net income of approximately $42.4 million for the period ended December 31, 2007. These changes are made up of the items previously described.

Basic and fully diluted net income per share were both $0.64, for the year ended December 31, 2008, compared to basic net income per share of $1.50 and fully diluted net income per share of $1.49 for the year ended December 31, 2007.

Financial Condition, Liquidity and Capital Resources

At December 31, 2009, we had approximately $124.8 million in cash and cash equivalents and available borrowing capacity of $50.0 million under our Wells Credit Facility and $19.4 million availability under the SBA program, subject to existing terms and advance rates. Of this amount, $12.9 million requires commitment approval from the SBA and investment of additional regulatory capital of $6.45 million. We primarily invest cash on hand in interest bearing deposit accounts.

For the year ended December 31, 2009, net cash provided by operating activities totaled approximately $225.9 million as compared to cash used by operations of $27.5 million in 2008. This increase was due primarily due to principal payments received on our debt investments of $282.5 million offset by $98.4 million used for investments, as compared to $269.9 million of proceeds received in principal payments offset by $351.9 million used for investments in our portfolio companies in 2008. Cash used in investing activities for the year ended December 31, 2009, totaled approximately $494,000 and was primarily used for the purchase of computer equipment, leasehold improvements and office furniture and other long term assets. Net cash reductions attributable to financing activities totaled $117.8 million for the year ended December 31, 2009. In 2009, we had borrowings of $3.4 million of SBA debentures, net paydowns of $99.0 million from our credit facilities; we made cash dividend payments of $31.5 million and paid fees of $147,000 on our credit facilities and debenture borrowings.

As of December 31, 2009, net assets totaled $366.5 million, with a net asset value per share of $10.29. We intend to generate additional cash primarily from future borrowings as well as cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. After we have used our current capital resources, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, which we have received shareholder approval to do, existing investors will experience dilution. However, there can be no assurance that these capital resources will be available in the near term given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2009, we are in compliance with the asset coverage ratio.

As of December 31, 2009, we had $130.6 million under the SBA program and there were no outstanding borrowings under the Wells Facility. As of December 31, 2009, there were $76.3 million of loans in the Wells Facility collateral pools and, based on eligible loans in the pools and existing advance rates, we have access to approximately $8.2 million of borrowing capacity available under the $50.0 million currently available through the Wells Facility.

In addition, Citigroup has an equity participation right of 10% of the realized gains on certain warrants collateralized under the Credit Facility. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. See Note 3 to the consolidated financial statements for discussion of the participation right.

On September 27, 2006, HT II received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. In February 2009, the American Recovery and Reinvestment Act of 2009 included a provision increasing the current limit to $150.0 million, the increase of approximately $12.9 million from the previous $137.1 million limit as of December 31, 2008, subject to periodic adjustments by the SBA. At December 31, 2009 we had a commitment from the SBA permitting us to draw up to $137.1 million. The maximum borrowing available from the SBA could be increased to $150.0 million with an additional regulatory capital investment by us of approximately $6.5 million, subject to SBA approval. At December 31, 2009, we had a net investment of $68.55 million in HT II, and there are investments in 43 companies with a fair value of approximately $124.5 million. Investments held by HT II comprised approximately 33.6% of the fair value of our investments at December 31, 2009. The Company is the sole limited partner of HT II and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II is our wholly owned subsidiary.

The SBA leverage limit may be increased by an additional $75.0 million to a total of $225.0 million with the approval of a second SBIC lender license and the additional investment of $37.5 million of regulatory capital. We have submitted an application for a second license, although there is no assurance that such license will granted. In addition, there is no assurance that we will be able to draw up to the maximum limit available under the SBIC program. In addition, in February 2010, Hercules completed its credit facility negotiations with Union Bank providing a one year credit facility of $20.0 million. Pricing of the credit facility is LIBOR +2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

At December 31, 2009 and December 31, 2008, we had the following borrowing capacity and outstandings:

	December 31, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Wells Facility	$50,000	$—	$50,000	$—
SBA Debenture	150,000	130,600	137,100	127,200

Total	$200,000	$130,600	$187,100	$127,200

At our Annual Meeting of Stockholders on June 3, 2009, stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below our net asset value per share, subject to Board approval of the offering. If we determine to conduct an offering to raise equity capital at a price below our net asset value, stockholders will experience immediate dilution following the offering. See Item 1A—Risk Factors. We intend to include a similar proposal in our proxy statement for 2010.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2009, we had unfunded commitments of approximately $11.7 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cashflow from normal and early principal repayments, SBA debentures and our Wells Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2009:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	2010	2011	2012	2013	2014	Thereafter
Borrowings(3)	$130,600	$—	$—	$—	$—	$—	$130,600
Operating lease obligations(4)	3,657	991	967	991	708	—	—

Total	$134,257	$991	$967	$991	$708	$—	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Credit Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility at December, 31, 2009.
(4)	Long-term facility leases.

Borrowings

Through Hercules Funding Trust I, an affiliated statutory trust, we had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. On October 31, 2008, the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt was included in the Credit Facility collateral pool were to be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal were due and payable. During the amortization period, borrowings under the Credit Facility bore interest at a rate per annum equal to LIBOR plus 6.50%. At December 31, 2008, $89.6 million was outstanding under the Credit Facility. During the first quarter of 2009, we paid off all remaining principal and interest owed under the Credit Facility using approximately $10.4 million from our regular principal and interest collection, approximately $36.7 million of borrowings from the Wells Facility and approximately $42.5 million from early payoffs.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. During the year ended December 31, 2009, we recorded a reduction of the derivative liability related to this obligation and decreased its unrealized losses by approximately $29,000 for Citigroup’s participation in unrealized gains in the warrant portfolio. The value of their participation right on unrealized gains in the related equity investments was approximately $468,000 at December 31, 2009 and is included in accrued liabilities. Based on the Company’s average borrowings for the year ended December 31, 2009 and December 31, 2008, the amount of expense it recorded for its realized and unrealized gains for the related periods, the additional cost of borrowings as a result of the warrant participation agreement could increase by approximately 1.48% and 0.09%, respectively. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, Citigroup has been paid approximately $1.1 million under the warrant participation agreement thereby reducing our realized gains by this amount.

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time

SBA guaranteed debentures up to twice the amount of its regulatory capital. The February 2009 enacted American Recovery and Reinvestment Act of 2009 (“Stimulus Bill”) contains provisions to increase the borrowing capacity of participants in the SBIC program. As of December 31, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With $68.55 million of regulatory capital as of December 31, 2009, HT II has the current capacity to issue up to a total of $137.1 million of SBA guaranteed debentures, of which $130.6 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.4 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

Included in the February Stimulus Bill is a provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of up to $75 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary). Hercules has filed an application for a second SBIC license.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

Through our wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of December 31, 2009, HT II could draw up to $137.1 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannualy in March and September range from 4.233% to 5.725%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on debenture pooling date on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2009 was approximately $129.4 million and the average interest rate was approximately 6.27%. Interest payments are payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of our SBA debentures will occur in April 2017.

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Foothill as a lender and as an arranger and administrative agent. The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires on August 25, 2011, unless the option to extend the facility is exercised by the parties to the agreement. To date, we have not added any additional lenders under the Wells Facility but intend to seek to do so when the financial markets reopen.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The average debt outstanding under the Wells Facility for the year ended December 31, 2009 was approximately $2.8 million and the average interest rate was approximately 5.4%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% upon the one year anniversary of the credit facility on August 25, 2009. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one- time structuring fee of $750,000 in connection with the Wells Facility which is being amortized over a 2 year period. There was no outstanding debt under the Wells Facility at December 31, 2009. In February 2010, the facility was extended an additional year until August 2011 and we paid a $375,000 extension fee.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $360 million. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceed $250 million; the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by us. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2009.

Debt financing costs are fees and other direct incremental costs incurred by us in obtaining debt financing and are recognized as prepaid expenses amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. As part of the Credit Facility, at December 31, 2008, we had prepaid debt financing costs of approximately $466,000, no prepaid charges as of December 31, 2009 as the total debt has been paid off fully in the first quarter of 2009. The prepaid debt financing costs incurred by us in connection with the Wells Facility was approximately $325,000 and $814,000, net of accumulated amortization as of December 31, 2009 and 2008, respectively. In addition, as part of the SBA debenture, we had approximately $3.6 million and $3.9 million, net of accumulated amortization, of prepaid commitment and leverage fees as of December 31, 2009 and 2008, respectively.

In February of 2010, we closed on our new $20.0 million credit facility with Union Bank, a one year revolving credit facility. Pricing of credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

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

Dividends

The following table summarizes our dividends declared and paid on all shares, including restricted stock as of December 31, 2009:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 15, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040

			$5.005

Of the dividends declared during the year ended December 31, 2009, 100% is distribution of ordinary income. Of the dividends declared during the year ended December 31, 2008, $1.23 comprised ordinary income and $0.09 comprised long term capital gains.

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

Pursuant to a recent revenue procedure, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If the number of share-holders electing to receive cash would cause cash distributions to be in excess of 10%, then each shareholder electing to receive cash would receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2012.

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. Effective in 2009, our Board of Directors adopted a policy to distribute four quarterly distributions in an amount that approximates 90-95% of our taxable income. In addition, at the end of the year we may also pay an additional special dividend, such that we may distribute approximately 98% of our annual taxable income in the year it was earned, instead of spilling over our excess taxable income. We will continue to review our dividend policy on a periodic basis. We are subject to a nondeductible federal excise tax if we do not distribute at least 98% of our capital gains and net income for each one year period ending on October 31st. In December 2009 we paid a special fifth dividend of $0.04 per share and, as such, at December 31, 2009, no excise tax was recorded because we distributed greater than 98% of capital gains and net income in 2009.

The table below shows the detail of our distributions for the years ended December 31, 2009 and 2008:

(in thousands)	2009	2008
Ordinary Income	$43,914	$40,780
Capital Gains	—	2,502
Return of Capital	—	—

Tax Reported on tax form 1099-DIV	$43,914	$43,282

On February 11, 2010, the Board of Directors declared a cash dividend of $0.20 per share to shareholders of record as of February 19, 2010 and payable on March 19, 2010.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Valuation of Portfolio Investments. The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At December 31, 2009, approximately 73% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Our Board of Directors has engaged an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio investments on a quarterly basis. We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. However, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were five and four loans on non-accrual status as of December 31, 2009 and 2008 with a fair value of approximately $10.5 million and $864,000, respectively. The cost of non-accrual loans are approximately $25.5 million and $2.9 million as of December 31, 2009 and 2008, respectively. The increase of the non-accrual loan value in 2009 is primarily driven by the investment in one consumer business portfolio company. There were no loans on non accrual status as of December 31, 2007.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2009, 2008 and 2007, approximately $2.9 million, $1.0 million and $381,000 in PIK income was recorded respectively.

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

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options and restricted stock to employees under our 2004 Equity Incentive Plan and Board members under our 2006 Equity Incentive Plan. We follow ASC 718, formally known as FAS 123 “Share-Based Payments” to account for stock options granted. Under ASC 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized.

Federal Income Taxes. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98% of our capital gain net income for each 1 year period ending on October 31. At December 31, 2009, no excise tax was recorded. At December 31, 2008, we recorded a liability for excise tax of approximately $203,000 on income and capital gains of approximately $5.0 million which was distributed in 2009.

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

We adopted ASC 105 beginning with our quarter report on Form 10Q for the quarter ended September 30, 2009. In connection with adoption of this standard, The Company’s discussion about specific accounting standards must now reference the standards as set forth in the new codification. The original reference as well as the new ASC reference has been included to assist readers of the financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1—Interim Disclosures about Fair Value of Financial Instruments, which was subsequently incorporated into ASC Topic 825—Financial Instruments. The April 2009 guidance requires disclosures about financial instruments, including fair value, carrying amount, and method and significant assumptions used to estimate the fair value. This standard was adopted as of June 30, 2009. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, which was subsequently included in ASC 320-10-35. This guidance amends the existing guidance regarding impairments for investments in debt securities. Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting. This standard also requires increased disclosures. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance during the quarter ended June 30, 2009.

In February 2010, the FASB issued ASU 2010-09 to amend ASC 855 to address certain implementation issues, including (1) eliminating the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, (2) clarifying the period through which conduit bond obligors must evaluate subsequent events, and (3) refining the scope of the disclosure requirements for reissued financial statements. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2001-01”), which addresses the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can receive in the aggregate. ASU 2010-01 clarifies that the stock portion of such a distribution is considered a share issuance reflected prospectively in earnings per share. ASU 2010-01 is effective for interim and annual periods ending after December 15, 2009 and should be applied on a prospective basis. We adopted the requirements of ASU 2010-01 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2010-06.

Subsequent Events

Dividend Declaration

On February 11, 2010, the Board of Directors announced a dividend of $0.20 per share to shareholders of record as of February 19, 2010 and payable on March 19, 2010. This is the Company’s eighteenth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividends declared to-date to $5.21 per share.

Liquidity and Capital Resources

In February of 2010, we closed on our new $20.0 million credit facility with Union Bank, a one year revolving credit facility. Pricing of the credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

In February 2010, we extended the maturity date of the Wells Facility to August of 2011 from August 2010 under the same terms and conditions of the existing agreement. We have also commenced negotiations to expand the Wells Facility.

In February 2010, we responded to the Small Business Administration’s comment letter relating to our second SBIC license for an additional $75 million of borrowings. We anticipate that the license should be approved during the spring of 2010; however there can be no assurance that the SBA will grant Hercules a second license or when the license will be approved.

Share Repurchase Program

In February 2010, our Board of Directors approved a $35.0 million open market share repurchase program. This program replaces a $15.0 million repurchase program which expired in November 2009. We may repurchase common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in our then most recently published financial statements. We anticipate that the manner, timing, and amount of any share purchases will be determined by company management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. As a 1940 Act reporting company, we are required to notify shareholders of the existence of a repurchase program when such a program is initiated or implemented. The repurchase program does not require Hercules to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2009, approximately 61.3% of our portfolio loans were at variable rates or at variable rates with a floor rate and 38.7% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten-year treasury every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.233% to 5.725%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on debenture pooling date on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Interest payments on our SBA debentures are payable semi-annually and there are no principal payments required on these issues prior to maturity.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% upon the one year anniversary of the credit facility on August 25, 2009. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. There were no borrowings outstanding under this facility at December 31, 2009. In February 2010 the facility was extended an additional year to August 2011 under the same terms and conditions.

In February of 2010, we closed on our $20.0 million credit facility with Union Bank, a one year revolving credit facility. Pricing of credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Their attestation report on the Company’s internal control over financial reporting appears on Page 80.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the accompanying consolidated statements of assets and liabilities of Hercules Technology Growth Capital, Inc. (the Company) including the consolidated schedules of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2009, and the consolidated financial highlights for each of the five years in the period ended December 31, 2009. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2009, by correspondence with the custodian or by other appropriate auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of Hercules Technology Growth Capital, Inc. at December 31, 2009 and 2008, the consolidated results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2009 and the consolidated financial highlights for each of the five years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hercules Technology Growth Capital, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited Hercules Technology Growth Capital, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hercules Technology Growth Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hercules Technology Growth Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments of Hercules Technology Growth Capital, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2009 and the consolidated financial highlights for each of the five years in the period ended December 31, 2009. Our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California

March 12, 2010

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets
Investments:
Non-Control/Non-Affiliate investments (cost of $353,648 and $583,592)	$335,979	$579,079
Affiliate investments (cost of $2,880 and $8,756)	2,274	2,222
Control investments (cost of $23,823 and $0, respectively)	32,184	—

Total investments, at value (cost of $380,351 and $592,348 respectively)	370,437	581,301
Deferred loan origination revenue	(2,425)	(6,871)
Cash and cash equivalents	124,828	17,242
Interest receivable	10,309	8,803
Other assets	5,818	8,197

Total assets	508,967	608,672

Liabilities
Accounts payable and accrued liabilities	11,852	9,432
Short-term credit facility	—	89,582
Long-term SBA debentures	130,600	127,200

Total liabilities	142,452	226,214

Net assets	$366,515	$382,458

Net assets consist of:
Common stock, par value	$35	$33
Capital in excess of par value	409,036	395,760
Unrealized depreciation on investments	(10,028)	(11,297)
Accumulated realized gains (losses) on investments	(28,129)	3,906
Distributions in excess of investment income	(4,399)	(5,944)

Total net assets	$366,515	$382,458

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	35,634	33,096

Net asset value per share	$10.29	$11.56

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$1,157
		Preferred Stock Warrants		35	215
		Preferred Stock		1,243	2,508

Total Acceleron Pharmaceuticals, Inc.				1,347	3,880

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures May 2012 Interest rate 11.13%	$14,564	14,509	14,509
		Preferred Stock Warrants		190	725
		Preferred Stock Warrants		104	219
		Preferred Stock Warrants		24	76

Total Aveo Pharmaceuticals, Inc.				14,827	15,529

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$6,603	6,434	6,434
		Preferred Stock Warrants		206	128
		Preferred Stock Warrants		31	22

Total Dicerna Pharmaceuticals, Inc.				6,671	6,584

Elixir Pharmaceuticals, Inc.	Drug Discovery	Senior Debt
		Matures October 2011 Interest rate Prime + 9.25% or Floor rate of 12.5%	$8,067	8,067	8,067
		Preferred Stock Warrants		217	—

Total Elixir Pharmaceuticals, Inc.				8,284	8,067

EpiCept Corporation	Drug Discovery	Common Stock Warrants		8	38
		Common Stock Warrants		40	201

Total EpiCept Corporation				48	239

Horizon Therapeutics, Inc.	Drug Discovery	Senior Debt
		Matures July 2011 Interest rate Prime + 1.50%	$4,699	4,638	4,638
		Preferred Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				4,869	4,638

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	353

Total Inotek Pharmaceuticals Corp.				1,500	353

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	269
		Preferred Stock		2,000	1,699

Total Merrimack Pharmaceuticals, Inc.				2,155	1,968

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	55
		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,055

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$6,666	$6,667
					$6,671
		Preferred Stock Warrants		152	288

Total Portola Pharmaceuticals, Inc.				6,819	6,959

Recoly, N.V.(5)	Drug Discovery	Senior Debt Matures June 2012 Interest rate Prime + 4.25%	$2,576	2,576	2,576

Total Recoly, N.V.				2,576	2,576

Total Drug Discovery (14.15%)*				50,233	51,848

Affinity Videonet, Inc.(4)	Communications & Networking	Senior Debt
		Matures June 2012 Interest rate Prime + 8.75% or Floor rate of 12.00%	$2,318	2,326	2,326
		Senior Debt
		Matures June 2012 Interest rate Prime + 14.75% or Floor rate of 18.00%	$2,000	2,052	2,052
		Revolving Line of Credit
		Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	500	500
		Preferred Stock Warrants		102	83

Total Affinity Videonet, Inc.				4,980	4,961

E-band Communications, Inc.(6)	Communications & Networking	Preferred Stock		2,880	2,274

Total E-Band Communications, Inc.				2,880	2,274

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$6,472	6,472	6,472
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				6,589	6,472

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	42
		Preferred Stock		250	247

Total Neonova Holding Company				344	289

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	—
		Preferred Stock		1,000	800

Total Peerless Network, Inc.				1,095	800

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	168

Total Ping Identity Corporation				52	168

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		$123	$386

Total Purcell Systems, Inc.				123	386

Rivulet Communications, Inc. (4)	Communications & Networking	Senior Debt Matures March 2010 Interest rate Prime + 8.00% or Floor rate of 12%	$1,063	1,060	1,060
		Preferred Stock Warrants		146	—
		Common Stock		250	—

Total Rivulet Communications, Inc.				1,456	1,060

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	11

Total Seven Networks, Inc.				174	11

Stoke, Inc.	Communications & Networking	Preferred Stock Warrants		53	81

Total Stoke, Inc.				53	81

Tectura Corporation	Communications & Networking	Senior Debt
		Matures September 2010 Interest rate Prime + 10.75% or Floor rate of 14.00%	$1,875	1,875	1,875
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$9,908	10,238	10,238
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$5,000	5,156	5,156
		Preferred Stock Warrants		51	—

Total Tectura Corporation				17,320	17,269

Zayo Bandwidth, Inc.	Communications & Networking	Senior Debt Matures November 2013 Interest rate Libor + 5.25%	$24,750	24,750	24,317

Total Zayo Bandwith, Inc.				24,750	24,317

Total Communications & Networking (15.85%)*				59,816	58,088

Atrenta, Inc.	Software	Preferred Stock Warrants		102	99
		Preferred Stock Warrants		34	32
		Preferred Stock Warrants		95	159
		Preferred Stock		250	375

Total Atrenta, Inc.				481	665

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$3,329	$3,234	$3,234
		Preferred Stock Warrants		25	128
		Preferred Stock Warrants		299	69

Total Blurb, Inc.				3,558	3,431

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		188	116

Total Braxton Technologies, LLC.				188	116

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	248

Total Bullhorn, Inc.				43	248

Clickfox, Inc.	Software	Senior Debt Matures September 2011 Interest rate Prime + 5.00% or Floor rate of 10.25%	$3,754	3,683	3,683
		Revolving Line of Credit Matures July 2010 Interest rate Prime + 8.50% or Floor rate of 13.5%
			$2,000	2,003	2,003
		Preferred Stock Warrants		177	143

Total Clickfox, Inc.				5,863	5,829

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	77

Total Forescout Technologies, Inc.				99	77

GameLogic, Inc.	Software	Preferred Stock Warrants		92	1

Total GameLogic, Inc.				92	1

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc.	Software	Preferred Stock Warrants		44	13

Total HighRoads, Inc.				44	13

Infologix, Inc.(4)(7)	Software	Senior Debt Matures November 2013 Interest rate 12.00%	$5,500	5,500	5,500
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%
			$5,000	5,004	10,060
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%
			$7,559	7,559	7,559
		Common Stock Warrants		760	1,494
		Common Stock		5,000	7,571

Total Infologix, Inc.				23,823	32,184

Intelliden, Inc.	Software	Preferred Stock Warrants		18	—

Total Intelliden, Inc.				18	—

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	71

Total PSS Systems, Inc.				51	71

Rockyou, Inc.	Software	Preferred Stock Warrants		117	140

Total Rockyou, Inc.				117	140

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Savvion, Inc.(4)	Software	Senior Debt Matures February 2011 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,117	$2,065	$2,065
		Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.75% or Floor rate of 10.00%
			$1,500	1,500	1,500
		Preferred Stock Warrants		52	183

Total Savvion, Inc.				3,617	3,748

Sportvision, Inc.	Software	Preferred Stock Warrants		39	47

Total Sportvision, Inc.				39	47

WildTangent, Inc.	Software	Preferred Stock Warrants		238	77

Total WildTangent, Inc.				238	77

Total Software (16.82%)*				53,272	61,647

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 12.875%	$1,062	1,062	1,062
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				1,663	1,062

Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,220	5,220
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%
			$4,409	4,409	4,409
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 2.25%
			$2,500	2,580	2,580
		Common Stock		81	170

Total Maxvision Holding, LLC				12,290	12,379

Shocking Technologies, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.50%	$1,867	1,858	1,858
		Preferred Stock Warrants		63	119

Total Shocking Technologies, Inc.				1,921	1,977

Spatial Photonics, Inc.	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$1,980	1,957	1,957
		Senior Debt Mature April 2011 Interest rate 9.217%
			$197	197	197
		Preferred Stock Warrants		129	—
		Preferred Stock		500	129

Total Spatial Photonics Inc.				2,783	2,283

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		$54	$—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (4.83%)*				18,757	17,701

Aegerion Pharmaceuticals, Inc.(4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 11.00%	$5,481	5,482	5,482
		Convertible Senior Debt Matures December 2010	$279	279
					279
		Preferred Stock Warrants		69	253
Aegerion Pharmaceuticals, Inc.		Preferred Stock		1,000	1,019

Total Aegerion Pharmaceuticals, Inc.				6,830	7,033

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$15,417	15,299	15,299
		Convertible Senior Debt Matures March 2010
			$1,888	1,888	2,861
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—
		Preferred Stock		750	—

Total QuatRx Pharmaceuticals Company				18,464	18,160

Total Specialty Pharmaceuticals (6.87%)*				25,294	25,193

Annie’s, Inc.	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50% or Floor rate of 10.00%	$6,000	6,060	6,060
		Preferred Stock Warrants		321	113

Total Annie’s, Inc.				6,381	6,173

IPA Holdings, LLC.(4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 8.25% or Floor rate of 12.5%	$9,500	9,633	9,633
		Senior Debt Matures May 2013 Interest rate Prime + 11.25% or Floor rate of 15.5%
			$6,500	6,625	6,625
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.00%
			$856	856	856
		Common Stock Warrants		275	—
		Common Stock		500	120

Total IPA Holding, LLC.				17,889	17,234

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		$24	$—
		Preferred Stock		500	267

Total Market Force Information, Inc.				524	267

OnTech Operations, Inc.(8)	Consumer & Business Products	Senior Debt Matures June 2010 Interest rate 16.00%	$106	106	—
		Preferred Stock Warrants		452	—
		Preferred Stock Warrants		218	—
		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,776	—

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,425
		Preferred Stock		250	368

Total Wageworks, Inc.				502	1,793
					—

Total Consumer & Business Products (6.95%)*				27,072	25,467

Custom One Design, Inc.(8)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$426	422	122
		Common Stock Warrants		18	—

Total Custom One Design, Inc.				440	122

Enpirion, Inc.	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 2.00% or Floor rate of 7.625%	$5,094	5,055	5,053
		Preferred Stock Warrants		157	2

Total Enpirion, Inc.				5,212	5,055

iWatt Inc.	Semiconductors	Preferred Stock Warrants		628	—
		Preferred Stock		490	950

Total iWatt Inc.				1,118	950

NEXX Systems, Inc.(4)	Semiconductors	Senior Debt Matures March 2010 Interest rate Prime + 3.50% or Floor rate of 11.25%	$565	423	423
		Revolving Line of Credit Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 13.25%	$3,000	3,000	3,000
		Revolving Line of Credit Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 14.00%	$500	500	500
		Preferred Stock Warrants		562	784
		Preferred Stock		6	332

Total NEXX Systems, Inc.				4,491	5,039

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Quartics, Inc.	Semiconductors	Senior Debt Matures May 2010 Interest rate 10.00%	$139	$134	$134
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				187	134

Solarflare Communications, Inc.	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$197	181	181
		Preferred Stock Warrants		83	—
		Common Stock		641	—

Total Solarflare Communications, Inc.				905	181

Total Semiconductors (3.13%)*				12,353	11,481

Labopharm USA, Inc.(5)	Drug Delivery	Senior Debt Matures June 2012 Interest rate 10.95%	$20,000	19,718	19,718
		Common Stock Warrants		687	1,307

Total Labopharm USA, Inc.				20,405	21,025

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	94
		Common Stock Warrants		51	91
		Common Stock		500	283

Total Transcept Pharmaceuticals, Inc.				587	468

Total Drug Delivery (5.86%)*				20,992	21,493

BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$5,481	5,473	5,473
		Revolving Line of Credit
		Matures May 2010
		Interest rate 10.00%	$1,000	1,000	1,000
		Preferred Stock Warrants		76	111
		Preferred Stock		1,500	2,303

Total BARRX Medical, Inc.				8,050	8,887

EKOS Corporation	Therapeutic	Senior Debt
		Matures November 2010 Interest rate Prime + 2.00%	$2,677	2,629	2,630
		Preferred Stock Warrants		175	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				2,957	2,630

Gelesis, Inc.(8)	Therapeutic	Senior Debt
		Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,847	2,814	—
		Preferred Stock Warrants		58	—

Total Gelesis, Inc.				2,872	—

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		18	5
		Preferred Stock		250	627

Total Gynesonics, Inc.				268	632

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		$99	$26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.(4)	Therapeutic	Senior Debt
		Matures January 2010 Interest rate 9.70%	$295	295	295
		Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	—
		Preferred Stock		1,000	1,000

Total Novasys Medical, Inc.				1,420	1,295

Total Therapeutic (3.68%)*				15,665	13,470

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		148	—
		Preferred Stock		177	7

Total Cozi Group, Inc.				325	7

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	129
		Preferred Stock Warrants		26	29

Total Invoke Solutions, Inc.				82	158

Prism Education Group Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$801	789	790
		Preferred Stock Warrants		43	104

Total Prism Education Group Inc.				832	894

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.00% or Floor rate of 12.00%	$10,000	10,000	10,000
		Preferred Stock Warrants		14	223
		Preferred Stock Warrants		28	33
		Preferred Stock		1,000	1,037

Total RazorGator Interactive Group, Inc.				11,042	11,293

Spa Chakra, Inc.(8)	Internet Consumer & Business Services	Senior Debt
		Matures from December 2009 to October 2011 Interest rate from 16.45% to 17%	$12,482	12,778	8,000
		Preferred Stock Warrants		1	—

Total Spa Chakra, Inc.				12,779	8,000

Total Internet Consumer & Business Services (5.55%)*				25,060	20,352

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		107	104
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				155	104

Total Energy (0.03%)*				155	104

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50%	$676	$658
					$658
		Senior Debt Matures September 2011 Interest rate Prime + 0.50%	$287	287
					287
		Preferred Stock Warrants		73	53

Total Box.net, Inc.				1,018	998

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
		Preferred Stock		250	74

Total Buzznet, Inc.				259	74

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networkss, Inc.	Information Services	Senior Debt Matures December 2010 Interest rate Prime + 2.5%	$1,559	1,559	1,559
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$3,401	3,356
					3,356
		Preferred Stock Warrants		213	—

Total hi5 Networks, Inc.				5,128	4,915

Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2012 Interest rate Prime + 3.50% or Floor rate of 9.5%	$14,750	14,891	14,892
		Revolving Line of Credit Matures October 2010 Interest rate Prime + 3.50% or Floor rate of 9.5%
			$2,500	2,504	2,504
		Preferred Stock Warrants		265	151

Total Jab Wireless, Inc.				17,660	17,547

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	83

Total Solutionary, Inc.				346	83

Ancestry.com, Inc.	Information Services	Common Stock		452	880

Total Ancestry.com, Inc.				452	880

Good Technologies, Inc.		Common Stock		603	603

Total Good Technologies Inc.				603	603

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Zeta Interactive Corporation	Information Services	Senior Debt Matures November 2012 Interest rate 9.50%	$4,731	$4,732	$4,731
		Senior Debt Matures November 2012 Interest rate 10.50%
			$6,484	6,719	6,719
		Preferred Stock Warrants		172	—
		Preferred Stock		500	310

Total Zeta Interactive Corporation				12,123	11,760

Total Information Services (10.30%)*				38,476	37,740

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,567	542

Total Novadaq Technologies, Inc.				1,567	542

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$7,696	7,516	7,515
		Preferred Stock Warrants		760	342
Optiscan Biomedical, Corp.		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				11,276	10,857

Total Diagnostic (3.11%)*				12,843	11,399

Kamada, LTD. (5)	Biotechnology Tools	Common Stock Warrants		159	149
		Common Stock		794	1,161

Total Kamada, LTD.				953	1,310

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures November 2012 Interest rate Prime + 8.6% or Floor rate of 11.85%
			$3,500	3,323	3,323
		Common Stock Warrants		192	235

Total Labcyte, Inc.				3,515	3,558

NuGEN Technologies, Inc.	Biotechnology Tools	Senior Debt
		Matures November 2010 Interest rate Prime + 3.45% or Floor rate of 6.75%	$785	780	780
		Senior Debt
		Matures November 2010 Interest rate Prime + 1.70% or Floor rate of 6.75%	$442	442	442
		Preferred Stock Warrants		45	391
		Preferred Stock Warrants		33	41
		Preferred Stock		500	587

Total NuGEN Technologies, Inc.				1,800	2,241

Solace Pharmaceuticals, Inc.(4)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$2,617	2,560	2,560
		Preferred Stock Warrants		42	—
		Preferred Stock Warrants		54	—

Total Solace Pharmaceuticals, Inc.				2,656	2,560

Total Biotechnology Tools (2.64%)*				8,924	9,669

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Transmedics, Inc.(4)(8)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25% or Floor rate of 10.50%	$9,475	$9,384	$2,384
		Preferred Stock Warrants		225	—

Total Transmedics, Inc.				9,609	2,384

Total Surgical Devices (0.66%)*				9,896	2,410

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Waterfront Media Inc.	Media/Content/Info	Preferred Stock Warrants		60	592
		Preferred Stock		1,000	1,500

Total Waterfront Media Inc.				1,060	2,092

Total Media/Content/Info (0.65%)*				1,542	2,375

Total Investments				$380,351	$370,437

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $17,409, $30,495 and $13,086, respectively. The tax cost of investments is $379,600.
(3)	Except for warrants in five publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2009. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at December 31, 2009, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2009	2008	2007
Investment Income:
Interest income
Non Control/Non Affiliate investments	$61,781	$67,080	$48,757
Affiliate investments	153	203	—
Control investments	266	—	—

Total interest income	62,200	67,283	48,757

Fees
Non Control/Non Affiliate investments	10,883	8,533	5,127
Affiliate investments	19	19	—
Control investments	1,175	—	—

Total fees	12,077	8,552	5,127

Total investment income	74,277	75,835	53,884
Operating expenses:
Interest	9,387	13,121	4,404
Loan fees	1,880	2,649	1,290
General and administrative	7,281	6,899	5,437
Employee Compensation:
Compensation and benefits	10,737	11,595	9,135
Stock-based compensation	1,888	1,590	1,127

Total employee compensation	12,625	13,185	10,262

Total operating expenses	31,173	35,854	21,393
Net investment income before provision for income taxes and investment gains and losses	43,104	39,981	32,491
Provision for income taxes	—	—	2

Net investment income	43,104	39,981	32,489
Net realized gain (loss) on investments
Non Control/Non Affiliate investments	(26,501)	2,643	2,791
Affiliate investments	(4,300)	—
Control investments	—	—	—

Total net realized gain (loss) on investments	(30,801)	2,643	2,791

Provision for excise tax	—	(203)	(139)
Net increase (decrease) in unrealized appreciation on investments
Non Control/Non Affiliate investments	(12,426)	(18,082)	8,980
Affiliate investments	5,334	(3,344)	(1,712)
Control investments	8,361	—	—

Total net increase (decrease) in unrealized appreciation on investments	1,269	(21,426)	7,268

Total net realized and unrealized gain (loss)	(29,532)	(18,986)	9,920

Net increase in net assets resulting from operations	$13,572	$20,995	$42,409

Net investment income before provision for income taxes and investment gains and losses per common share (see note 13):
Basic	$1.25	$1.23	$1.15

Diluted	$1.23	$1.23	$1.14

Change in net assets per common share:
Basic	$0.38	$0.64	$1.50

Diluted	$0.37	$0.64	$1.49

Weighted average shares outstanding
Basic	34,486	32,619	28,295

Diluted	34,891	32,619	28,387

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2006	21,927	$22	$257,235	$2,861	$(1,972)	$(2,732)	$—	$255,413
Net increase in net assets resulting from operations	—	—	—	7,268	2,791	32,488	(139)	42,409
Issuance of common stock	26	—	371	—	—	—	—	371
Issuance of common stock in public offerings, net of offering costs	10,040	11	128,331	—	—	—	—	128,342
Issuance of common stock from warrant exercises	291	—	3,071	—	—	—	—	3,071
Issuance of common stock under dividend reinvestment plan	250	—	3,304	—	—	—	—	3,304
Issuance of common stock under restricted stock plan	7	—	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	(33,313)	—	(33,313)
Stock-based compensation	—	—	1,140	—	—	—	—	1,140

Balance at December 31, 2007	32,541	$33	$393,452	$10,129	$819	$(3,557)	$(139)	$400,737

Net increase in net assets resulting from operations	—	—	—	(21,426)	2,643	39,981	(203)	20,995
Issuance of common stock	7	—	70	—	—	—	—	70
Issuance of common stock from exercise of warrants	88	—	934	—	—	—	—	934
Issuance of common stock under restricted stock plan	238	—	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	222	—	1,414	—	—	—	—	1,414
Dividends declared	—	—	—	—	—	(43,282)	—	(43,282)
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,700)	—	444	1,256	—	—
Stock-based compensation	—	—	1,590	—	—	—	—	1,590

Balance at December 31, 2008	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458

Net increase in net assets resulting from operations	—	—	—	1,269	(30,801)	43,104	—	13,572
Issuance of common stock	3	—	22	—	—	—	—	22
Issuance of common stock under restricted stock plan	307	—	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	307	—	2,862	—	—	—	—	2,862
Issuance of common stock dividend in first quarter of 2009	1,921	2	9,530	—	—	—	—	9,532
Dividends declared	—	—	—	—	—	(43,914)	—	(43,914)
Stock-based compensation	—	—	1,983	—	—	—	—	1,983
Tax reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,121)	—	(1,234)	2,355	—	—

Balance at December 31, 2009	35,634	$35	$409,036	$(10,028)	$(28,129)	$(4,057)	$(342)	$366,515

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net increase in net assets resulting from operations	$13,572	$20,995	$42,409
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(98,413)	(351,928)	(368,118)
Principal payments received on investments	282,544	269,930	128,683
Proceeds from sale of investments	5,769	20,170	5,966
Net unrealized appreciation on investments	(1,269)	21,426	(7,268)
Net unrealized appreciation on investments due to lender	29	143	(82)
Net realized loss (gain) on investments	30,801	(2,643)	(2,791)
Accretion of paid-in-kind principal	(2,959)	(954)	(321)
Accretion of loan discounts	(5,463)	(7,239)	(2,115)
Accretion of loan exit fees	(4,649)	(1,588)	(974)
Depreciation	367	306	204
Stock-based compensation	1,983	1,590	1,140
Common stock issued in lieu of Director compensation	22	70	371
Amortization of deferred loan origination revenue	(4,821)	(5,175)	(3,016)
Change in operating assets and liabilities:
Interest receivable	1,487	(830)	(2,506)
Prepaid expenses and other assets	4,335	506	(421)
Income tax receivable	—	—	34
Accounts payable	(70)	302	(360)
Excise tax payable	(196)	98	139
Accrued liabilities	2,484	1,840	1,758
Deferred loan origination revenue	375	5,454	6,158

Net cash provided by (used in) operating activities	225,928	(27,527)	(201,110)

Cash flows from investing activities:
Purchases of capital equipment and leasehold improvements	(134)	(606)	(181)
Other long-term assets	(360)	(6)	215

Net cash provided by (used in) investing activities	(494)	(612)	34

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	934	131,413
Dividends paid	(31,519)	(41,868)	(30,009)
Borrowings of credit facilities	98,988	252,499	246,550
Repayments of credit facilities	(185,170)	(169,967)	(153,300)
Fees paid for credit facilities and debentures	(147)	(4,073)	(2,126)

Net cash provided by (used in) financing activities	(117,848)	37,525	192,528
Net increase (decrease) in cash	107,586	9,386	(8,548)
Cash and cash equivalents at beginning of period	17,242	7,856	16,404

Cash and cash equivalents at end of period	$124,828	$17,242	$7,856

Supplemental Disclosure:
Interest paid	$9,386	$10,880	$2,812
Income taxes paid	—	6	2
Stock dividend	9,532	—	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development, which include select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts, Boulder, Colorado and Chicago, Illinois. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003. The Company commenced operations on February 2, 2004 and commenced investment activities in September 2004.

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

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157,

Fair Value Measurements). At December 31, 2009, approximately 73% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

Our Board of Directors has engaged an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio investments on a quarterly basis. We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. However, our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

We adopted ASC 820 on January 1, 2008. ASC 820 establishes a framework for measuring the fair value of the assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC 820 also enhances disclosure requirements for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but doesn’t expand the use of fair value in any new circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In October 2008, the Financial Accounting Standards Board, or the FASB, issued ASC 820-10-35, formerly known as FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of ASC 820 in a market that is not active. More specifically, this standard states that significant judgment should be applied to determine if observable data in a dislocated market represents forced liquidations or distressed sales and are not representative of fair value in an orderly transaction. The standard also provides further guidance that the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. In addition, the standard provides guidance on the level of reliance of broker quotes or pricing services when measuring fair value in a non active market stating that less reliance should be placed on a quote that does not reflect actual market transactions and a quote that is not a binding offer.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2009 and 2008:

(in thousands) Description	12/31/2009	Investments at Fair Value as of December 31, 2009
		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$314,842	$—	$—	$314,842
Senior debt-second lien	6,060	—	—	6,060
Preferred stock	22,875	—	—	22,875
Common stock	12,210	1,986	8,451	1,773
Warrants	14,450	—	3,374	11,076

	$370,437	$1,986	$11,825	$356,626

(in thousands) Description	12/31/2008	Investments at Fair Value as of December 31, 2008
		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$534,230	$—	$—	$534,230
Senior debt-second lien	5,824	—	—	5,824
Preferred stock	21,249	—	—	21,249
Common stock	2,115	221	—	1,894
Warrants	17,883	—	2,931	14,952

	$581,301	$221	$2,931	$578,149

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended December 31, 2009 and 2008

(in thousands)	Balance, January 1, 2009	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2009
Senior debt	$534,230	$(27,192)	$4,698	$(196,894)	$—	$314,842
Senior debt-second lien	5,824	—	—	236	—	6,060
Preferred stock	21,249	(3,000)	4,373	661	(408)	22,875
Common stock	1,894	(105)	(749)	1,204	(471)	1,773
Warrants	14,952	(1,150)	(4,116)	1,390	—	11,076

Total	$578,149	$(31,447)	$4,206	$(193,403)	$(879)	$356,626

(in thousands)	Balance, January 1, 2008	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2008
Senior debt	$482,123	$(2,089)	$(4,596)	$58,792	$—	$534,230
Senior debt-second lien	—	—	—	5,824	—	5,824
Preferred stock	23,265	(923)	(7,330)	6,237	—	21,249
Common stock	500	—	104	1,290	—	1,894
Warrants	16,852	(246)	(5,854)	4,200	—	14,952

Total	$522,740	$(3,258)	$(17,676)	$76,343	$—	$578,149

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.

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

At December 31, 2009, The Company had an investment in one portfolio company deemed to be a Control Investment and no investments in 2008 were deemed to be Control Investments. $1.4 million in investment income was derived from our debt investments in this portfolio company. No realized gains or losses related to Control Investments were recognized during the years end December 31, 2008 and 2007. The Company recognized unrealized appreciation of approximately $8.4 million on Control Investments in 2009. No unrealized appreciation or depreciation was recognized on Control Investments during the year end December 31, 2008 and 2007.

At December 31, 2009, the Company had an investment in one portfolio company deemed to be an Affiliate. Income derived from this investment was zero, as this is a non-income producing equity investment. At December 31, 2008, the Company had three portfolio companies deemed to be Affiliates.

For the year ended December 31, 2008, income derived from three investments was less than $230,000. One company that was an Affiliate in 2008 performed a capital raise in 2009 which resulted in the Company’s ownership percentage decreasing to less than 5% of the voting securities in the portfolio company. As a result, this portfolio company is no longer an Affiliate. We recognized a realized loss of approximately $4.0 million in the second quarter of 2009 in a portfolio company that was an Affiliate prior to the disposal of the investment. No realized gains or losses related to Affiliates were recognized in 2008 or 2007. During the year end December 31, 2009, The Company recognized unrealized appreciation of approximately $5.3 million related to Affiliates, primarily attributable to the reversal of unrealized depreciation to realized losses on one of the Affiliates. During the years end December 31, 2008 and 2007, The Company recognized unrealized depreciation of approximately $3.3 million and $1.7 million on Affiliate investments, respectively.

Security transactions are recorded on the trade-date basis.

Income Recognition

Interest income is recorded on the accrual basis to the extent it is expected to be collected. Original Issue Discount (“OID”), represents the estimated fair value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest has been brought current through payment. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were five loans on non-accrual status as of December 31, 2009 with an aggregated cost of $25.5 million and fair values of $10.5 million. There were four loans on non-accrual as of December 31, 2008 with an aggregate cost of $2.9 million and fair value of approximately $864,000.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect the portfolio company to be able to pay all principal and interest due. To maintain its status as a RIC, PIK income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $2.9 million, $1.0 million and $381,000 in PIK income, respectively.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. The Company had approximately $2.4 million, $6.9 million and $6.6 million of unamortized fees at December 31, 2009, 2008 and 2007, respectively, and approximately $6.6 million, $3.6 million $2.0 million in exit fees receivable at December 31, 2009, 2008 and 2007, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in 2009, 2008 and 2007.

Financing costs

Debt financing costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, were as follows:

	As of December 31
(in thousands)	2009	2008
Credit Facility	$—	$466
Wells Facility	325	814
SBA Debenture	3,622	3,922

	$3,947	$5,202

Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with a maturity of less than 90 days to be cash equivalents.

Stock Based Compensation

The Company recognizes share based compensation in accordance with ASC topic 718, formerly known as FAS 123, Share-Based Payment. Under ASC 718, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

Earnings Per Share (EPS)

Basic EPS is calculated by dividing net earnings applicable to common shareholders by the weighted average number of common shares outstanding. Common shares outstanding includes common stock and restricted stock for which no future service is required as a condition to the delivery of the underlying common stock. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the dilutive effect of the common stock deliverable pursuant to stock options and to restricted stock for which future service is required as a condition to the delivery of the underlying common stock.

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

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98% of our capital gain net income for each one year period ending on October 31. We did not record an excise tax provision for the year ended December 31, 2009. In 2008, we recorded a provision for excise tax of approximately $203,000, on income and capital gains of approximately $5.0 million, which were distributed in 2009. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

Dividends

Dividends and distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the dividend payable is recorded on the ex-dividend date.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2009 and 2008, the Company issued approximately 307,000 and 222,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

On February 12, 2009, the Board of Directors announced a dividend of $0.32 per share payable to shareholders March 30, 2009. In accordance with the Internal Revenue Procedure released in January 2009, our Board of Directors determined that 90% of the dividend would be paid in newly issued shares of common stock and no more than 10% of the dividend would be paid in cash. The total dividend distribution was approximately $10.6 million of which $1.1 million was paid in cash and we distributed approximately 1.9 million shares of common stock. The market value per share of common stock used to compute the stock dividend was based on the volume weighted average price per share of the Company’s common stock for the three business day period of March 23, March 24 and March 25, 2009.

Segments

The Company lends to and invests in portfolio companies in various technology-related and life science sectors. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In 2008, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) 260, Earnings per Share, that required us to calculate EPS using the two-class method beginning January 1, 2009. As a result, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock , are considered to be participating securities. The adoption of this standard did not change previously reported basic and diluted change in net assets per share for 2008 and 2007.

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

In May 2009, the FASB issued SFAS 165—Subsequent Events, which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted this guidance during the quarter ended June 30, 2009. For the period ended December 31, 2009, management has evaluated all subsequent events through the filing date of this report.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2001-01”), which addresses the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can receive in the aggregate. ASU 2010-01 clarifies that the stock portion of such a distribution is considered a share issuance reflected prospectively in earnings per share. ASU 2010-01 is effective for interim and annual periods ending after December 15, 2009 and should be applied on a prospective basis. The Company adopted the requirements of ASU 2010-01 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2010-06.

In February 2010, the FASB issued ASU 2010-09 to amend ASC 855 to address certain implementation issues, including (1) eliminating the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, (2) clarifying the period through which conduit bond obligors must evaluate subsequent events, and (3) refining the scope of the disclosure requirements for reissued financial statements. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

A summary of the composition of the Company’s investment portfolio as of December 31, 2009 and 2008 at fair value is shown as follows:

	December 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$229,454	61.9%	$445,574	76.6%
Senior secured debt	99,725	26.9%	106,266	18.2%
Preferred stock	22,875	6.2%	21,249	3.8%
Senior debt-second lien with warrants	6,173	1.7%	6,097	1.0%
Common Stock	12,210	3.3%	2,115	0.4%

	$370,437	100.0%	$581,301	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	December 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$344,984	93.1%	$537,470	92.5%
Canada	21,567	5.8%	21,210	3.6%
Israel	1,310	0.4%	19,621	3.4%
Netherlands	2,576	0.7%	3,000	0.5%

	$370,437	100.0%	$581,301	100.0%

The following table shows the fair value of our portfolio by industry sector as of December 31, 2009 and 2008 (excluding unearned income):

	December 31, 2009		December 31, 2008
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$61,647	16.6%	$80,885	13.9%
Communications & networking	58,088	15.7%	118,133	20.3%
Drug discovery	51,848	14.0%	70,320	12.1%
Information services	37,740	10.2%	63,533	10.9%
Consumer & business products	25,467	6.9%	25,250	4.3%
Specialty pharmaceuticals	25,193	6.8%	29,870	5.1%
Drug delivery	21,493	5.8%	24,952	4.3%
Internet consumer & business services	20,352	5.5%	19,759	3.4%
Electronics & computer hardware	17,701	4.8%	40,481	7.0%
Therapeutic	13,470	3.6%	15,661	2.7%
Semiconductors	11,481	3.1%	17,766	3.1%
Diagnostic	11,399	3.1%	13,494	2.3%
Biotechnology tools	9,669	2.6%	29,124	5.0%
Surgical Devices	2,410	0.7%	10,013	1.7%
Media/Content/Info	2,375	0.6%	17,667	3.1%
Energy	104	—	4,393	0.8%

	$370,437	100.0%	$581,301	100.0%

During the years ended December 31, 2009 and 2008, the Company made investments in debt securities totaling $95.5 million and $346.0 million, respectively, and made investments in equity securities of approximately $3.0 million and $5.9 million, respectively. In addition, during the year ended December 31, 2009, the Company converted approximately $6.4 million of debt to equity in three portfolio companies. As a result of the debt conversion in Infologix, Inc. during the fourth quarter, the Company obtained a controlling interest in the portfolio company. The Company and converted $3.1 million of debt to equity during the year ended December 31, 2008. No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2009 and 2008.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. As of December 31, 2009, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $141.6 million, compared to carrying amount of $130.6 million as of December 31,2009.

See the accompanying consolidated schedule of investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investment is discussed in Note 1.

4. Borrowings

Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. and Deutsche Bank Securities Inc. On October 31, 2008, the Company’s Credit Facility expired under the normal terms. All subsequent payments secured from the portfolio companies whose debt was included in the Credit Facility collateral pool were to be applied against interest and principal outstanding under the Credit Facility until April 30, 2009, when all outstanding interest and principal were due and payable. During the amortization period, borrowings under the Credit Facility bore interest at a rate per annum equal to LIBOR plus 6.50%. At December 31, 2008, $89.6 million was outstanding under the Credit Facility. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility using approximately $10.4 million from our regular principal and interest collection, approximately $36.7 million borrowing from the Wells Facility and approximately $42.5 million from early payoffs.

Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $468,000 at December 31, 2009 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

In January 2005, the Company formed HT II and HTM. HT II is licensed as a SBIC. HT II borrows funds from the SBA against eligible investments and additional deposits to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2009, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With $68.55 million of regulatory capital as of December 31, 2009, HT II has the current capacity to issue up to a total of $137.1 million of SBA guaranteed debentures, of which $130.6 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.4 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II is periodically examined and audited by the Small Business Administration’s staff to determine its compliance with small business investment company regulations. As of December 31, 2009, HT II could draw up to $137.1 million of leverage from the SBA as noted above. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.233% to 5.725%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on debenture pooling date on September 23, 2009 was 0.406%. The annual fees on all other debentures issued to The Company have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2009 was approximately $129.4 million and the average interest rate was approximately 6.27%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Wells Facility

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Foothill as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility was originally set to expire on August 25, 2010. In February 2010, the Company extended the maturity date to August 2011 under the same terms and conditions of the existing agreement.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to Libor plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The average debt outstanding under the Wells Facility for the year ended December 31, 2009 was approximately $2.8 million and the average interest rate was approximately 5.4%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We paid a one time $750,000 structuring fee in connection with the Wells Facility which is being amortized over a 2 year period. There was no outstanding debt under the Wells Facility at December 31, 2009.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $360 million. The Wells Facility was amended, effective April 30, 2009, to decrease the minimum tangible net worth covenant from $360 million to $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeding $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2009.

At December 31, 2009 and December 31, 2008, the Company had the following borrowing capacity and outstandings:

	December 31, 2009		December 31, 2008
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Wells Facility	$50,000	$—	$50,000	$—
SBA Debenture	150,000	130,600	137,100	127,200

Total	$200,000	$130,600	$187,100	$127,200

5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2009 and 2008, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

(in thousands)	2009	2008
Distributions in excess of investment income	$2,355	$1,256
Accumulated realized gains (losses)	(1,234)	444
Additional paid-in capital	(1,121)	(1,700)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2009 and 2008 was as follows:

(in thousands)	2009	2008
Ordinary Income(a)	$43,914	$40,780
Capital Gains	—	2,501
Return of Capital	—	—

Tax Reported on tax form 1099-DIV	$43,914	$43,281

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $17.4 million and $8.5 million as of December 31, 2009 and 2008, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $30.5 million and $22.6 million as of December 31, 2009 and 2008, respectively. The net unrealized depreciation over cost for federal income tax purposes was $13.1 million as of December 31, 2009 and net unrealized depreciation over cost for federal income tax purposes was $14.1 million as of December 31, 2008. The aggregate cost of securities for federal income tax purposes was $379.6 million and $595.4 million as of December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Net Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	2009	2008
Accumulated Capital Gains (Losses)	$(27,153)	$—
Other Temporary Differences	(6,974)	(4,729)
Undistributed Ordinary Income	849	5,723
Unrealized Appreciation (Depreciation)	(9,278)	(14,329)

Components of Distributable Earnings	$(42,556)	$(13,335)

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which is codified in FASB ASC Topic 740, Income Taxes (“ASC 740”), on January 1, 2007. ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that an uncertain tax position is required to meet before tax benefits associated with such uncertain tax position are recognized in the consolidated financial statements. The adoption of ASC 740 did not require a cumulative effect adjustment to the January 1, 2007 undistributed net realized earnings. The Company will classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria of ASC 740. The Company is currently not subject to income tax examinations. The 2006, 2007 and 2008 federal tax years for Hercules remain subject to examination by the IRS.

6. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In conjunction with a June 2004 private placement, the Company issued warrants to purchase one share of common stock within five years (the “Five Year Warrants”). The warrants expired in June of 2009.

A summary of activity in the 5 Year Warrants for each of the three periods ended December 31, 2009 is as follows:

Five-Year Warrants
Outstanding at January 1, 2007	616,672
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(244,735)

Outstanding at December 31, 2007	371,937
Warrants issued	—
Warrants cancelled	—
Warrants exercised	(88,323)

Outstanding at December 31, 2008	283,614
Warrants issued	—
Warrants exercised	—
Warrants expired	(283,614)

Outstanding at December 31, 2009	—

The Company received net proceeds of approximately $934,000 and $3.1 million from the exercise of the 5-Year Warrants in the periods ended December 31, 2008 and 2007. No warrants were exercised in 2009.

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

During 2009, 2008 and 2007 the Board of Directors elected to receive approximately $22,000, $70,000 and $371,000 respectively, of their compensation in the form of common stock and the Company issued 3,334, 6,668 and 26,668 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

Common stock subject to future issuance is as follows:

	2009	2008
Stock options and warrants	4,924,405	3,942,219
Warrants issued in June 2004	—	283,614

Common stock reserved	4,924,405	4,225,833

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

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted common stock to Messrs. Badavas, Chow and Woodward, its independent Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. In May 2008, the Company issued restricted shares to Messrs. Badavas and Chow in the amount of 5,000 shares each. In June 2009, the Company issued 5,000 restricted stock shares to Mr. Woodward. The shares were issued pursuant to the 2006 Plan and vest 33% on an annual basis from the date of grant and deferred compensation cost will be recognized ratably over the three year vesting period.

In 2009 and 2008, the company issued 306,500 and 248,650 restricted shares, respectively, pursuant to the 2004 Plan. There were 530,475 restricted shares outstanding as of December 31, 2009. The shares granted in 2008 vest 25% per year on an annual basis from the date of grant and the shares granted in 2009 vest as to 25% on the first anniversary of the grant and ratably over the succeeding 36 months. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008. A summary of restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2009 is as follows:

	2006 Plan	2004 Plan
Outstanding at January 1, 2007	—	—
Granted	6,668	—
Cancelled	—	—

Outstanding at December 31, 2007	6,668	—
Granted	10,000	248,650
Cancelled	—	(20,500)

Outstanding at December 31, 2008	16,668	228,150
Granted	5,000	306,500
Cancelled	—	(4,175)

Outstanding at December 31, 2009	21,668	530,475

In conjunction with stock options issued in 2004, the Company issued warrants to purchase one share of common stock within five years. The warrants expired in June 2009.

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2009 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at January 1, 2007	1,881,013	56,551
Granted	1,131,000	—
Exercised	—	(45,859)
Cancelled	(111,500)	—

Outstanding at December 31, 2007	2,900,513	10,692
Granted	1,319,086	—
Exercised	—	—
Cancelled	(288,072)	—

Outstanding at December 31, 2008	3,931,527	10,692
Granted	1,357,000	—
Exercised	—	—
Cancelled	(364,122)	(10,692)

Outstanding at December 31, 2009	4,924,405	—

Weighted-average exercise price at December 31, 2009	$10.72	$—

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2009, options for approximately 3.1 million shares were exercisable at a weighted average exercise price of approximately $12.96 per share with weighted average of remaining contractual term of 3.62 years. The Company determined that the fair value of options and warrants granted under the 2006 and 2004 Plans during the years ended December 31, 2009, 2008 and 2007 was approximately $746,000, $1.2 million and $1.6 million, respectively. During the years ended December 31, 2009, 2008 and 2007, approximately $977,000 $1.0 million and $1.1 million, of share-based cost was expensed, respectively. As of December 31, 2009, there was $1.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2009:

	2009	2008	2007
Expected Volatility	31.52%-45.88%	23%	24%
Expected Dividends	10%	8%-10%	8%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	1.77%-2.22%	2.27%-3.18%	4.29-4.92%

The following table summarizes stock options outstanding and exercisable at December 31, 2009:

(Dollars in thousands)	Options outstanding				Options exercisable
Range of exercises prices	Number of shares	Weighted average remaining contractual life	Aggregate Intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate Intrinsic value	Weighted average exercise price
$4.21-$6.59	1,124,500	6.21	6,941	4.22	—	—	—	—
$6.74-$10.39	343,279	6.69	182	9.86	75,352	5.99	24	10.07
$10.49-$15.00	3,456,626	3.76	—	12.93	3,036,165	3.56	—	13.04

$4.21-$15.00	4,924,405	4.52	7,123	10.72	3,111,517	3.62	24	12.96

8. Earnings per Share

In June 2008, the FASB issued ASC 260 (formerly known FASB EITF 03-6-1). Under this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as our restricted stock issued under the 2004 Plan and 2006 Plan, are considered participating securities for purposes of calculating change in net assets per share. Under the two-class method, a portion of net increase in net assets resulting from operations is allocated to these participating securities and therefore is excluded from the calculation of change in net assets per share allocated to common stock, as shown in the table below. This standard requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard beginning with financial statements ended March 31, 2009. The adoption of the standard did not change the previously reported basic change in net assets per share and diluted change in net assets per share for the years ended December 31, 2008 and 2007.

Computation and reconciliation of change in net assets per common share are as follows:

	Year Ended December 31
(in thousands, except per share data)	2009	2008	2007
Numerator
Net increase in net assets resulting from operations	$13,572	$20,995	$42,410
Less: Dividends declared-common and restricted shares	43,914	43,281	33,313

Undistributed earnings	(30,342)	(22,286)	9,097

Undistributed earnings-common shares	(30,342)	(22,286)	9,096
Add: Dividend declared-common shares	43,377	43,048	33,309

Numerator for basic and diluted change in net assets per common share	13,035	20,762	42,405

Denominator
Basic weighted average common shares outstanding	34,486	32,619	28,295
Common shares issuable	405	—	92

Weighted average common shares outstanding assuming dilution	34,891	32,619	28,387

Change in net assets per common share
Basic	$0.38	$0.64	$1.50
Diluted	$0.37	$0.64	$1.49

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2009, 2008 and 2007, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 4,124,000; 3,844,000; and 2,217,000 shares, respectively.

9. Related-Party Transactions

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

In connection with the sale of public equity investments, the Company paid JMP Securities LLC approximately $49,000, $80,000 and $22,000 respectively, in brokerage commissions during the years ended December 31, 2009, 2008 and 2007, respectively.

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unused commitments to extend credit at December 31, 2009 totaled approximately $93.5 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $966,000, $957,000 and $749,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Future commitments under the credit facility and operating leases were as follows at December 31, 2009:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	2010	2011	2012	2013	2014	Thereafter
Borrowings(3)	$130,600	$—	$—	$—	$—	$—	$130,600
Operating lease obligations(4)	3,657	991	967	991	708	—	—

Total	$134,257	$991	$967	$991	$708	$—	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 3.
(3)	Includes borrowings under the SBA debentures. There were no outstanding borrowings under the Wells Facility at December 31, 2009.
(4)	Long-term facility leases.

As of December 31, 2009, the Company was not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. For the years ended December 31, 2009 and 2008, the Company’s ten largest portfolio companies represented approximately 51.5% and 33.6%, respectively, of the total fair value of its investments. At December 31, 2009, we had five equity investments which represented 50.3% of the total fair value of its equity investments and each represents 5% or more of the total fair value of such investments. At December 31, 2008, we had six equity investments representing approximately 43.8% of the total fair value of our equity investments and each represents 5% or more of the total fair value of such investments.

13. Financial Highlights

Following is a schedule of financial highlights for five years ended December 31, 2009.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(in thousands, except per share data)

	For the Years Ended December 31,
	2009		2008		2007		2006		2005
Per share data:
Net asset value at beginning of period	$11.56		$12.31		$11.65		$11.67		$12.18
Net investment income(1)	1.25		1.23		1.15		0.78		0.18
Net realized gain (loss) on investments	0.03		0.07		0.09		(0.12)		0.07
Net unrealized appreciation (depreciation) on investments	(0.90)		(0.66)		0.26		0.19		0.05

Total from investment operations	0.38		0.64		1.50		0.85		0.30
Net increase/(decrease) in net assets from capital share transactions	(0.44)		(0.12)		0.32		0.28		(0.82)
Distributions	(1.26)		(1.32)		(1.20)		(1.20)		(0.03)
Stock-based compensation expense included in investment income(2)	0.05		0.05		0.04		0.05		0.04

Net asset value at end of period	$10.29		$11.56		$12.31		$11.65		$11.67

Ratios and supplemental data:
Per share market value at end of period	$10.39		$7.92		$12.42		$14.25		$11.99
Total return	45.6	%(3)	(25.60	)%(3)	(4.42	)%(3)	28.86	%(3)	(7.58	)%(4)
Shares outstanding at end of period	35,634		33,096		32,541		21,927		9,802
Weighted average number of common shares outstanding	34,486		32,619		28,295		13,352		6,939
Net assets at end of period	$366,515		$382,458		$400,737		$255,413		$114,352
Ratio of operating expense to average net assets	8.23%		8.85%		6.46%		13.11%		11.57%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	11.38%		9.86%		9.81%		7.93%		1.93%
Average debt outstanding	$147,446		$196,928		$66,334		$77,795		$20,285
Weighted average debt per common share	$4.28		$6.04		$2.34		$5.83		$2.92
Portfolio turnover	1.38%		3.39%		0.42%		1.50%		0.60%

(1)	For 2009 and 2008, basic and diluted net investment income per share are calculated as net investment income divided by the basic and diluted weighted average share outstanding. Basic net investment income per share calculated under the two class methods are $1.23 and $1.22 for 2009 and 2008, respectively. Diluted net investment income per share calculated under the two class methods are $1.22 and $1.22 for 2009 and 2008, respectively. There is no difference of net investment income calculated under the two class method and as disclosed above for 2007, 2006, and 2005.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the period ended December 31, 2009, 2008, 2007 and 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.
(4)	The total return for the period ended December 31, 2005 is for a shareholder who owned common shares throughout the period, and received one additional common share for every two 5 Year Warrants cancelled. Shareholders who purchased common shares on January 26, 2005, exercised 1 Year Warrants, or purchased common shares in the initial public offering will have a different total return. The Company completed its initial public offering on June 11, 2005; prior to that date shares were issued in private placements.

14. Senior Securities

Information about Company’s senior securities is shown in the following table for the periods as of December 31, 2009, 2008, 2007, 2006, 2005 and 2004.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Bridge Loan Credit Facility with Alcmene
Funding L.L.C.
December 31, 2004	—	—	N/A
December 31, 2005	$25,000	$2,505	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A
Securitized Credit Facility
December 31, 2004	—	—	N/A
December 31, 2005	$51,000	$2,505	N/A
December 31, 2006	$41,000	$7,230	N/A
December 31, 2007	$79,200	$6,755	N/A
December 31, 2008	$89,582	$6,689	N/A
December 31, 2009	—	—	N/A
Small Business Administration
Debentures(4)
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	$55,050	$9,718	N/A
December 31, 2008	$127,200	$4,711	N/A
December 31, 2009	$130,600	$3,806	N/A
Wells Facility
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented, rounded to nearest thousand.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit.
(3)	Not applicable because senior securities are not registered for public trading.
(4)	Issued by our SBIC subsidiary to the SBA. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act.

15. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the eight quarters ended December 31, 2009. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Total investment income	$20,450	$19,480	$17,681	$16,666
Net investment income before provision for income taxes and investment gains and losses	11,558	11,821	10,347	9,377
Net increase (decrease) in net assets resulting from operations	4,482	(13,059)	13,690	8,459
Change in net assets per common share (basic)	$0.14	$(0.38)	$0.39	$0.24

	Quarter Ended
	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Total investment income	$15,600	$19,022	$19,248	$21,963
Net investment income before provision for income taxes and investment gains and losses	9,000	9,972	9,992	11,015
Net increase (decrease) in net assets resulting from operations	11,037	8,358	12,538	(10,939)
Change in net assets per common share (basic)	$0.34	$0.25	$0.38	$(0.33)

16. Subsequent Events

Dividend Declaration

On February 11, 2010, the Board of Directors announced a dividend of $0.20 per share to shareholders of record as of February 19, 2010 and payable on March 19, 2010. This is the Company’s eighteenth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividends declared to-date to $5.21 per share.

Liquidity and Capital Resources

In February of 2010, we closed on our new $20.0 million credit facility with Union Bank, a one year revolving credit facility. Pricing of credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

In February 2010, we extended the Wells Fargo Foothill facility maturity to August of 2011 from August 2010 under the same terms and conditions of the existing agreement. We have also commenced negotiations to expand the Credit Facility.

In February 2010, we responded to the Small Business Administration’s comment letter relating to our second SBIC license for an additional $75 million of borrowings. We anticipate that the license should be approved during the spring of 2010; however, there can be no assurance that the SBA will grant Hercules a second license or when the license will be approved.

Share Repurchase Program

In February 2010, the Board of Directors approved a $35 million open market share repurchase program. This program replaces a $15 million repurchase program which expired in November 2009. Hercules may repurchase common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in its then most recently published financial statements. Hercules anticipates that the manner, timing, and amount of any share purchases will be determined by company management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. As a 1940 Act reporting company, Hercules is required to notify shareholders of the existence of a repurchase program when such a program is initiated or implemented. The repurchase program does not require Hercules to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

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

Management’s annual report on internal control over financial reporting is set forth under the heading “Management’s Annual Report on Internal Control Over Financial Reporting” in this Annual Report which is included on page 80.

b. Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP has issued an attestation report on our internal control over financial reporting, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c. Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “PROPOSAL I: ELECTION OF DIRECTORS,” “INFORMATION ABOUT EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS” and “CERTAIN RELATIONSHIPS AND TRANSACTIONS.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11. Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our 2010 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers and Directors” in our 2010 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our 2010 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Auditors” in our 2010 Proxy Statement and is incorporated in this Annual Report by reference to this item.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the consolidated statements of assets and liabilities of Hercules Technology Growth Capital, Inc., (the Company) including the consolidated schedules of investments, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2009, and the consolidated financial highlights for each of the five years in the period ended December 31, 2009 and have issued our report thereon dated March 12, 2010 (included elsewhere in the Form 10-K). Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

March 12, 2010

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFLIATES

As of and for the year ended December 31, 2009

(in thousands)

Portfolio Company	Investment(1)	Amount of Interest Credited to Income(2)	As of December 31, 2008 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2009 Fair Value
Control Investments
InfoLogix, Inc.(5)	Senior Debt	$77	$12,007	$2,049	$8,556	$5,500
	Convertible Senior Debt	85	—	10,060	—	10,060
	Revolving Line of Credit	104	9,000	603	2,044	7,559
	Common stock warrants		—	1,494	—	1,494
	Common stock		—	7,571	—	7,571

		266	21,007	21,777	10,600	32,184
Affiliate Investments
E-band Communications, Inc.	Preferred Stock	—	904	1,370	—	2,274
Proficiency, Inc.(6)	Senior Debt	150	—			—
	Preferred stock warrants		—			—
	Preferred Stock		—			—
Peerless Network, Inc.(6)	Senior Debt	3	1,318
	Preferred stock warrants		—
	Preferred Stock		—

		158	2,222	1,370	—	2,274

Total Control and Affliate Investments		$419	$2,222	$23,147	$10,600	$34,458

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2009.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was an affiliate or control investment.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increase in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increase in unrealized depreciation or net decreases in unrealized appreciation.
(5)	Not a Control Investment in 2008. During the fourth quarter of 2009, as a result of debt conversion, the Company obtained a controlling interest in InfoLogix Inc.
(6)	As of December 31, 2008, the investments were classified as Affiliate investments. As of December 31, 2009, the investments are not classified as Affiliate investments. In 2009, the Company recognized a realized loss on Proficiency investment and in 2009, the Company didn’t participate a new equity round with Peerless Network, Inc, which resulted a decrease of the percentage of ownership to less than 5%.

3. Exhibits

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(8)

3(b)	Amended and Restated Bylaws.(8)

3(c)	Articles of Amendment.(7)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.(1)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.(2)

4(d)	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.(1)

4(e)	Registration Rights Agreement dated March 2, 2006 between the Company and affiliates of Farallon Management, L.L.C.(3)

10(a)	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(b)	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.(2)

10(g)	Indenture between Hercules Funding Trust I & U.S. Bank National Association dated as of August 1, 2005.(2)

10(h)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.(2)

10(i)	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2007 Amendment and Restatement).(10)

10(j)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 amendment and Restatement).(11)

10(k)	Form of Custody Agreement between the Company and Union Bank of California.(8)

10(l)	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.(19)

10(m)	Subscription Agreement by and among the Company and the subscribers named therein dated March 2, 2006.(17)

10(n)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(o)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(8)

Exhibit Number	Description
10(p)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(8)

10(q)	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(r)	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).(9)

10(s)	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.(8)

10(t)	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.(8)

10(u)	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein.(8)

10(v)	Lease Agreement dated June 13, 2006 between the Company and 400 Hamilton Associates.(4)

10(w)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of July 28, 2006.(5)

10(x)	Second Omnibus Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated December 6, 2006.(6)

10(y)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated March 30, 2007.(13)

10(z)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 2, 2007.(14)

10(aa)	Fourth Amendment to the Warrant Participation Agreement dated as of May 2, 2007.(15)

10(bb)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 2, 2007.(15)

10(cc)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 7, 2008.(16)

10(dd)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 7, 2008.(16)

10(ee)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC dated August 25, 2008.(18)

10(ff)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated August 25, 2008.(18)

10(gg)	Form of SBA Debenture.(19)

10(hh)	First Amendment to Loan and Security Agreement.(20)

Exhibit Number	Description
10(ii)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A. dated February 10, 10.(21)

14	Code of Ethics.(8)

21*	List of Subsidiaries.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed June 8, 2005 (Registration No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.
(3)	Previously filed as part of a Form 8-K filed with the Commission on March 2, 2006.
(4)	Previously filed as part of a Form 8-K filed with the Commission on June 13, 2006.
(5)	Previously filed as part of a Form 8-K filed with the Commission on July 28, 2006.
(6)	Previously filed as part of a Form 8-K filed with the Commission on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed March 9, 2007.
(8)	Previously filed as part of a Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on February 22, 2005.
(10)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed June 22, 2007.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed May 5, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403 ) to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of a Form 10-K filed with the Commission on March 16, 2009.
(20)	Previously filed as part of a Form 10-Q filed with the Commission on May 11, 2009.
(21)	Previously filed as part of a Form 8-K filed with the Commission on February 17, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 12, 2010	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 16, 2010.

Signature	Title	Date

/s/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 12, 2010

/s/ DAVID M. LUND David M. Lund	Chief Financial Officer (principal financial and accounting officer)	March 12, 2010

/s/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	March 12, 2010

/s/ JOSEPH W. CHOW Joseph W. Chow	Director	March 12, 2010

/s/ ROBERT P. BADAVAS Robert P. Badavas	Director	March 12, 2010

EXHIBIT INDEX

Exhibit Number	Descriptions

21	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.