Form 10-Q
period 2010-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2010-05-07
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

On May 5, 2010, there were 36,248,195 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(dollars in thousands, except per share data)

	March 31, 2010 (unaudited)	December 31, 2009
Assets
Investments:
Non-Control/Non-Affiliate investments (cost of $342,218 and $353,648, respectively)	$332,728	$335,979
Affiliate investments (cost of $2,880 and $2,880, respectively)	2,222	2,274
Control investments (cost of $44,806 and $23,823, respectively)	45,023	32,184

Total investments, at value (cost of $389,904 and $380,351 respectively)	379,973	370,437
Deferred loan origination revenue	(3,210)	(2,425)
Cash and cash equivalents	106,138	124,828
Interest receivable	11,369	10,309
Other assets	6,687	5,818

Total assets	500,957	508,967

Liabilities
Accounts payable and accrued liabilities	3,945	11,852
Short-term credit facility	—	—
Long-term SBA debentures	130,600	130,600

Total liabilities	134,545	142,452

Net assets	$366,412	$366,515

Net assets consist of:
Common stock, par value	$35	$35
Capital in excess of par value	410,349	409,036
Unrealized appreciation (depreciation) on investments	(10,288)	(10,028)
Accumulated realized gains (losses) on investments	(27,767)	(28,129)
Distributions in excess of investment income	(5,917)	(4,399)

Total net assets	$366,412	$366,515

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	36,248	35,634

Net asset value per share	$10.11	$10.29

See Notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$1,100
		Preferred Stock Warrants		35	226
		Preferred Stock		1,243	2,464

Total Acceleron Pharmaceuticals, Inc.				1,347	3,790

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures May 2012 Interest rate 11.13%	$13,232	13,187	13,187
		Preferred Stock Warrants		190	279
		Preferred Stock Warrants		104	67
		Preferred Stock Warrants		24	26

Total Aveo Pharmaceuticals, Inc.				13,505	13,559

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$5,987	5,851	5,851
		Preferred Stock Warrants		206	154
		Preferred Stock Warrants		31	27

Total Dicerna Pharmaceuticals, Inc.				6,088	6,032

Elixir Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures October 2011 Interest rate Prime + 9.25% or Floor rate of 12.5%	$6,967	6,967	1,967
		Preferred Stock Warrants		217	—

Total Elixir Pharmaceuticals, Inc.				7,184	1,967

EpiCept Corporation	Drug Discovery	Common Stock Warrants		4	22
		Common Stock Warrants		40	255

Total EpiCept Corporation				44	277

Horizon Therapeutics, Inc.	Drug Discovery	Senior Debt Matures July 2011 Interest rate Prime + 1.50%	$3,989	3,945	3,945
		Preferred Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				4,176	3,945

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	353

Total Inotek Pharmaceuticals Corp.				1,500	353

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	64
		Preferred Stock		2,000	2,459

Total Merrimack Pharmaceuticals, Inc.				2,155	2,523

See Notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$137	$117
		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,117

PolyMedix, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.1%	$10,000	9,679	9,679
		Preferred Stock Warrants		321	321

Total PolyMedix, Inc.				10,000	10,000

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$5,416	5,416	5,416
		Preferred Stock Warrants		152	370

Total Portola Pharmaceuticals, Inc.				5,568	5,786

Total Drug Discovery (13.47%)*				52,704	49,349

Affinity Videonet, Inc. (4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 8.75% or Floor rate of 12.00%	$2,117	2,139	2,139
		Senior Debt
		Matures June 2012 Interest rate Prime + 14.75% or Floor rate of 18.00%	$2,000	2,063	2,063
		Revolving Line of Credit
		Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	500	500
		Preferred Stock Warrants		101	99

Total Affinity Videonet, Inc.				4,803	4,801

E-band Communications, Inc. (6)	Communications & Networking	Preferred Stock		2,880	2,222

Total E-Band Communications, Inc.				2,880	2,222

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$5,156	5,156	5,156
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				5,273	5,156

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	44
		Preferred Stock		250	247

Total Neonova Holding Company				344	291

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		$95	$—
		Preferred Stock		1,000	820

Total Peerless Network, Inc.				1,095	820

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	199

Total Ping Identity Corporation				52	199

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	402

Total Purcell Systems, Inc.				123	402

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	2

Total Seven Networks, Inc.				174	2

Stoke, Inc.	Communications & Networking	Preferred Stock Warrants		53	60

Total Stoke, Inc.				53	60

Tectura Corporation	Communications & Networking	Senior Debt Matures September 2010 Interest rate Prime + 10.75% or Floor rate of 14.00%	$1,250	1,250	1,250
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$9,908	10,367	10,367
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$5,000	5,220	5,220
		Preferred Stock Warrants		51	—

Total Tectura Corporation				16,888	16,837

Total Communications & Networking (8.40%)*				31,685	30,790

Atrenta, Inc.	Software	Preferred Stock Warrants		102	225
		Preferred Stock Warrants		34	74
		Preferred Stock Warrants		95	174
		Preferred Stock		250	375

Total Atrenta, Inc.				481	848
Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$2,804	2,737	2,737
		Preferred Stock Warrants		25	308
		Preferred Stock Warrants		299	190

Total Blurb, Inc.				3,061	3,235

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Braxton Technologies, LLC.	Software	Preferred Stock Warrants		$188	$119

Total Braxton Technologies, LLC.				188	119

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	247

Total Bullhorn, Inc.				43	247

Clickfox, Inc.	Software	Senior Debt
		Matures September 2011 Interest rate Prime + 5.00% or Floor rate of 10.25%	$3,259	3,213	3,213
		Revolving Line of Credit
		Matures July 2010 Interest rate Prime + 8.50% or Floor rate of 13.5%	$2,000	1,996	1,996
		Preferred Stock Warrants		177	299

Total Clickfox, Inc.				5,386	5,508

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	127

Total Forescout Technologies, Inc.				99	127

GameLogic, Inc.	Software	Preferred Stock Warrants		92	2

Total GameLogic, Inc.				92	2

HighJump Acquisition, LLC.	Software	Senior Debt
		Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc.	Software	Preferred Stock Warrants		44	44

Total HighRoads, Inc.				44	44

Infologix, Inc. (4),(7)	Software	Senior Debt
		Matures November 2013 Interest rate 12.00%	$5,500	5,500	5,500
		Convertible Senior Debt
		Matures November 2014 Interest rate 12.00%	$5,000	5,035	9,563
		Revolving Line of Credit
		Matures May 2011 Interest rate 12.00%	$8,909	8,909	8,909
		Senior Debt
		Matures December 2010 Interest rate 18.00%	$2,250	2,250	2,250
		Preferred Stock Warrants		725	1,073
		Common Stock		5,036	5,414

Total Infologix, Inc.				27,455	32,709

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
PSS Systems, Inc.	Software	Preferred Stock Warrants		$51	$94

Total PSS Systems, Inc.				51	94

Rockyou, Inc.	Software	Preferred Stock Warrants		117	132

Total Rockyou, Inc.				117	132

Sportvision, Inc.	Software	Preferred Stock Warrants		39	36

Total Sportvision, Inc.				39	36

WildTangent, Inc.	Software	Preferred Stock Warrants		239	46

Total WildTangent, Inc.				239	46

Total Software (15.87%)*				52,295	58,147

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 11.875%	$1,290	1,290	1,290
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				1,891	1,290

Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,255	5,255
		Senior Debt
		Matures April 2012 Interest rate Prime + 2.25%	$4,159	4,159	4,159
		Revolving Line of Credit
		Matures April 2012 Interest rate Prime + 2.25%	$2,500	2,580	2,580
		Common Stock		81	170

Total Maxvision Holding, LLC				12,075	12,164

Shocking Technologies, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.50%	$1,414	1,409	1,409
		Preferred Stock Warrants		63	108

Total Shocking Technologies, Inc.				1,472	1,517

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Spatial Photonics, Inc.	Electronics & Computer Hardware	Senior Debt
		Matures April 2011 Interest rate 10.07%	$1,651	$1,635	$1,635
		Senior Debt
		Mature April 2011 Interest rate 9.22%	$164	164	165
		Preferred Stock Warrants		130	—
		Preferred Stock		500	129

Total Spatial Photonics Inc.				2,429	1,929

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (4.61%)*				17,967	16,900

Aegerion Pharmaceuticals, Inc. (4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 11.00%	$4,763	4,763	4,763
		Convertible Senior Debt
		Matures December 2010	$340	340	340
		Preferred Stock Warrants		69	142
		Preferred Stock		1,000	710

Total Aegerion Pharmaceuticals, Inc.				6,172	5,955

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$14,306	14,212	14,212
		Convertible Senior Debt
		Matures March 2012	$1,888	1,888	2,861
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		308	—
		Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				17,378	17,073

Total Specialty Pharmaceuticals (6.28%)*				23,550	23,028

Annie’s, Inc.	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50% or Floor rate of 10.00%	$6,000	6,119	6,119
		Preferred Stock Warrants		321	85

Total Annie's, Inc.				6,440	6,204

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
IPA Holdings, LLC. (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 8.25% or Floor rate of 12.5%	$9,250	$9,442	$9,442
		Senior Debt
		Matures May 2013 Interest rate Prime + 11.25% or Floor rate of 15.5%	$6,500	6,709	6,709
		Revolving Line of Credit
		Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.00%	$1,356	1,356	1,356
		Preferred Stock Warrants		275	—
		Common Stock		500	120

Total IPA Holding, LLC.				18,282	17,627

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	42
		Preferred Stock		500	500

Total Market Force Information, Inc.				524	542

OnTech Operations, Inc.	Consumer & Business Products	Senior Debt Matures June 2010 Interest rate 16.00%	$106	106	—
		Preferred Stock Warrants		452	—
		Preferred Stock Warrants		218	—
		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,776	—

Velocity Technology Solutions	Consumer & Business Products	Senior Debt Matures February 2015 Interest rate LIBOR + 8%	$16,667	16,667	16,667
		Senior Debt
		Matures February 2015 Interest rate LIBOR + 8%	$8,333	8,339	8,339

Total Velocity Technology Solutions				25,006	25,006

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,371
		Preferred Stock		250	368

Total Wageworks, Inc.				502	1,739

Total Consumer & Business Products (13.95%)*				52,530	51,118

Enpirion, Inc.	Semiconductors	Senior Debt
		Matures August 2011 Interest rate Prime + 2.00% or Floor rate of 7.625%	$4,341	4,313	4,313
		Preferred Stock Warrants		157	0

Total Enpirion, Inc.				4,470	4,313

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
iWatt Inc.	Semiconductors	Preferred Stock Warrants		$46	$—
		Preferred Stock Warrants		51	—
		Preferred Stock Warrants		73	—
		Preferred Stock Warrants		458	—
		Preferred Stock		490	950

Total iWatt Inc.				1,118	950

NEXX Systems, Inc. (4)	Semiconductors	Revolving Line of Credit
		Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 13.25%	$3,000	2,923	2,923
		Revolving Line of Credit
		Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 17.50%	$2,500	2,500	2,500
		Preferred Stock Warrants		297	489
		Preferred Stock		277	733

Total NEXX Systems, Inc.				5,997	6,645

Quartics, Inc.	Semiconductors	Senior Debt
		Matures May 2010 Interest rate 10.00%	$55	55	55
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				108	55

Solarflare Communications, Inc.	Semiconductors	Senior Debt
		Matures August 2010 Interest rate 11.75%	$125	116	116
		Preferred Stock Warrants		83	—
		Common Stock		641	—

Total Solarflare Communications, Inc.				840	116

Total Semiconductors (3.30%)*				12,533	12,079

Labopharm USA, Inc. (5)	Drug Delivery	Senior Debt
		Matures June 2012 Interest rate 10.95%	$20,000	19,765	19,765
		Common Stock Warrants		635	710

Total Labopharm USA, Inc.				20,400	20,475

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	52
		Common Stock Warrants		51	45
		Common Stock		500	331

Total Transcept Pharmaceuticals, Inc.				587	428

Total Drug Delivery (5.70%)*				20,987	20,903

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
BARRX Medical, Inc.	Therapeutic	Senior Debt
		Mature December 2011 Interest rate 11.00%	$4,861	$4,855	$4,855
		Revolving Line of Credit
		Matures May 2010 Interest rate 10.00%	$1,000	1,000	1,000
		Preferred Stock Warrants		76	86
		Preferred Stock		1,500	2,318

Total BARRX Medical, Inc.				7,431	8,259

EKOS Corporation	Therapeutic	Senior Debt
		Matures November 2010 Interest rate Prime + 2.00%	$1,959	1,932	1,932
		Preferred Stock Warrants		174	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				2,259	1,932

Gelesis, Inc. (8)	Therapeutic	Senior Debt
		Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,847	2,820	—
		Preferred Stock Warrants		58	—

Total Gelesis, Inc.				2,878	—

Gynesonics, Inc.	Therapeutic	Convertible Subordinated Debt
		Matures July 2010 Interest rate 8.00%	$51	51	51
		Preferred Stock Warrants		17	—
		Preferred Stock		250	250

Total Gynesonics, Inc.				318	301

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	—
		Preferred Stock		1,000	1,170

Total Novasys Medical, Inc.				1,125	1,170

Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt
		Matures January 2015 Interest rate 8.0%	$6,750	6,750	6,750
		Senior Debt
		Matures January 2015 Interest rate 10.50%	$5,900	5,928	5,928

Total Pacific Child & Family Associates, LLC				12,678	12,678

Total Therapeutic (6.65%)*				26,788	24,366

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		$147	$—
		Preferred Stock		177	7

Total Cozi Group, Inc.				324	7

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	117
		Preferred Stock Warrants		26	26

Total Invoke Solutions, Inc.				82	143

Prism Education Group Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$609	601	601
		Preferred Stock Warrants		43	98

Total Prism Education Group Inc.				644	699

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Revolving Line of Credit Matures October 2011 Interest rate Prime + 9.50% or Floor rate of 14.00%	$6,158	6,158	6,158
		Preferred Stock Warrants		13	582
		Preferred Stock Warrants		28	45
		Preferred Stock		1,000	452

Total RazorGator Interactive Group, Inc.				7,199	7,237

Spa Chakra Acquisition Corporation (7)	Internet Consumer & Business Services	Revolving Line of Credit Matures April 2011 Interest rate Prime + 9.00% or Floor rate of 12.50%	$2,314	2,314	2,314
		Preferred Stock		15,037	10,000

Total Spa Chakra Acquisition Corporation				17,351	12,314

Total Internet Consumer & Business Services (5.57%)*				25,600	20,400

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		107	92
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				155	92

Total Energy (0.03%)*				155	92

Box.net, Inc.	Information Services	Senior Debt
		Matures May 2011 Interest rate Prime + 1.50%	$563	552	552
		Senior Debt
		Matures September 2011 Interest rate Prime + 0.50%	$248	248	248
		Preferred Stock Warrants		73	195

Total Box.net, Inc.				873	995

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants		$9	$1
		Preferred Stock		250	74

Total Buzznet, Inc.				259	75

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Senior Debt
		Matures December 2010 Interest rate Prime + 2.5%	$1,182	1,182	1,182
		Senior Debt
		Matures June 2011 Interest rate Prime + 0.5%	$2,856	2,825	2,825
		Preferred Stock Warrants		212	—

Total hi5 Networks, Inc.				4,219	4,007

Jab Wireless, Inc.	Information Services	Senior Debt
		Matures November 2012 Interest rate Prime + 3.50% or Floor rate of 9.5%	$14,375	14,603	14,603
		Revolving Line of Credit
		Matures October 2010 Interest rate Prime + 3.50% or Floor rate of 9.5%	$2,500	2,517	2,517
		Preferred Stock Warrants		265	158

Total Jab Wireless, Inc.				17,385	17,278

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	50

Total Solutionary, Inc.				346	50

Ancestry.com, Inc.	Information Services	Common Stock		452	1,348

Total Ancestry.com				452	1,348

Intelligent Beauty, Inc.		Senior Debt
		Matures March 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$6,000	6,000	6,000

Total Intelligent Beauty, Inc.				6,000	6,000

Good Technologies, Inc.	Information Services	Common Stock		603	603

Total Good Technologies, Inc.				603	603

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Coveroo, Inc.	Information Services	Preferred Stock Warrants		$7	$—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Senior Debt
		Matures November 2012 Interest rate 10.0%	$4,731	4,378	4,378
		Senior Debt
		Matures November 2012 Interest rate 12.0%	$6,025	6,261	6,261
		Preferred Stock Warrants		172	—
		Preferred Stock		500	310

Total Zeta Interactive Corporation				11,311	10,949

Total Information Services (11.51%)*				42,335	42,185

Novadaq Technologies, Inc. (5)	Diagnostic	Common Stock		1,474	497

Total Novadaq Technologies, Inc.				1,474	497

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt
		Matures June 2011 Interest rate 10.25%	$6,496	6,372	6,372
		Preferred Stock Warrants		761	168
		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				10,133	9,540

Total Diagnostic (2.74%)*				11,607	10,037

Kamada, LTD. (5)	Biotechnology Tools	Preferred Stock Warrants		159	310
		Common Stock		752	1,697

Total Kamada, LTD.				911	2,007

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures November 2012 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,500	3,347	3,347
		Common Stock Warrants		192	—

Total Labcyte, Inc.				3,539	3,347
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	298
		Preferred Stock Warrants		33	24
		Preferred Stock		500	517

Total NuGEN Technologies, Inc.				578	839

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment	Principal Amount	Cost(2)	Value(3)
Solace Pharmaceuticals, Inc. (4)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$2,386	$2,351	$2,351
		Senior Debt
		Matures August 2012 Interest rate 8.0%	$250	250	250
		Preferred Stock Warrants		42	—
		Preferred Stock Warrants		54	—

Total Solace Pharmaceuticals, Inc.				2,697	2,601

Total Biotechnology Tools (2.40%)*				7,725	8,794

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

Transmedics, Inc.	Surgical Devices	Senior Debt
		Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,288	8,288
		Preferred Stock Warrants		225	—
		Preferred Stock		1,100	1,100

Total Transmedics, Inc.				9,613	9,388

Total Surgical Devices (2.57%)*				9,900	9,414

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		483	283

Total Glam Media, Inc.				483	283

Everyday Health (Waterfront Media)	Media/Content/Info	Preferred Stock Warrants		60	588
		Preferred Stock		1,000	1,500

Total Everyday Health				1,060	2,088

Total Media/Content/Info (0.65%)*				1,543	2,371

Total Investments				389,904	379,973

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $14,747, $27,408 and $12,661, respectively. The tax cost of investments is $389,558.
(3)	Except for warrants in seven publicly traded companies and common stock in five publicly traded companies, all investments are restricted at March 31, 2010. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at March 31, 2010, and is therefore considered non-income producing.

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

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Investment income:
Interest income
Non Control/Non Affiliate investments	$10,430	$17,823
Affiliate investments	—	153
Control investments	805	—

Total interest Income	11,235	17,976

Fees
Non Control/Non Affiliate investments	1,113	2,455
Affiliate investments	—	19
Control investments	172	—

Total fees	1,285	2,474

Total investment income	12,520	20,450

Operating expenses:
Interest	2,026	3,159
Loan fees	298	946
General and administrative	1,889	1,471
Employee Compensation:
Compensation and benefits	2,238	2,884
Stock-based compensation	457	432

Total employee compensation	2,695	3,316

Total operating expenses	6,908	8,892

Net investment income	5,612	11,558
Net realized gain (loss) on investments	362	(1,146)
Net increase (decrease) in unrealized appreciation on investments	(260)	(5,930)

Net realized and unrealized gain (loss)	102	(7,076)

Net increase in net assets resulting from operations	$5,714	$4,482

Net investment income before investment gains and losses per common share:
Basic	$0.16	$0.35

Diluted	$0.16	$0.35

Change in net assets per common share:
Basic	$0.16	$0.14

Diluted	$0.16	$0.14

Weighted average shares outstanding
Basic	35,181	32,775

Diluted	35,813	32,798

See notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands)

	Common Stock		Capital in Excess of Par Value	Unrealized Accumulated (Depreciation) on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2008	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458
Net increase in net assets resulting from operations	—	—	—	(5,930)	(1,146)	11,558	—	4,482
Issuance of common stock	2	—	13	—	—	—	—	13
Issuance of common stock under restricted stock plan	306	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	1,921	2	9,530	—	—	—	—	9,532
Dividends declared	—	—	—	—	—	(10,591)	—	(10,591)
Stock-based compensation	—	—	452	—	—	—	—	452

Balance at March 31, 2009	35,325	$35	$405,755	$(17,227)	$2,760	$(4,635)	$(342)	$386,346

Balance at December 31, 2009	35,634	$35	$409,036	$(10,028)	$(28,129)	$(4,057)	$(342)	$366,515
Net increase (decrease) in net assets resulting from operations	—	—	—	(260)	362	5,612	—	5,714
Issuance of common stock	81	—	446	—	—	—	—	446
Issuance of common stock under restricted stock plan	491	—	—	—	—	—	—	—
Acquisition of common stock under stock repurchase plan	(25)	—	(234)	—	—	—	—	(234)
Issuance of common stock under dividend reinvestment plan	67	—	620	—	—	—	—	620
Dividends declared	—	—	—	—	—	(7,130)	—	(7,130)
Stock-based compensation	—	—	481	—	—	—	—	481

Balance at March 31, 2010	36,248	$35	$410,349	$(10,288)	$(27,767)	$(5,575)	$(342)	$366,412

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,714	$4,482
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(88,108)	(48,648)
Principal payments received on investments	77,983	91,690
Proceeds from sale of investments	2,090	1,239
Net unrealized appreciation (depreciation) on investments	260	5,930
Net realized gain on investments	(362)	1,146
Accretion of paid-in-kind principal	(568)	(411)
Accretion of loan discounts	(588)	(2,445)
Accretion of loan exit fees	(568)	(225)
Depreciation	95	91
Stock-based compensation	176	452
Amortization of restricted stock grants	305	—
Common stock issued in lieu of Director compensation	—	13
Amortization of deferred loan origination revenue	(639)	(1,647)
Change in operating assets and liabilities:
Interest receivable	(614)	1,081
Prepaid expenses and other assets	(788)	1,036
Accounts payable	(112)	(330)
Income tax payable	8	(192)
Accrued liabilities	(7,764)	(4,915)
Deferred loan origination revenue	1,424	172

Net cash (used in) provided by operating activities	(12,056)	48,519
Cash flows from investing activities:
Purchases of capital equipment	(50)	(13)
Other long-term assets	153	25

Net cash provided by (used in) investing activities	103	12
Cash flows from financing activities:
Proceeds from issuance of common stock, net	383	—
Stock repurchase program	(234)	—
Dividends paid	(6,510)	(1,060)
Borrowings of credit facilities	—	53,858
Repayments of credit facilities	—	(110,687)
Fees paid for credit facilities and debentures	(376)	—

Net cash provided by (used in) financing activities	(6,737)	(57,889)

Net increase (decrease) in cash	(18,690)	(9,358)
Cash and cash equivalents at beginning of period	124,828	17,242

Cash and cash equivalents at end of period	$106,138	$7,884

See Notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development, from seed and emerging growth to expansion and established, which include select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in the Boston, Massachusetts and Boulder, Colorado. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). We currently qualify as a RIC for federal income tax purposes, which allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. The purpose of establishing these entities is to satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2009. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Valuation of Investments

Our investments are carried at fair value in accordance with the Investment Act of 1948, (the “1948 Act”) Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures. At March 31, 2010, approximately 76% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith by its Board of Directors pursuant to a consistent valuation policy and a consistent valuation process in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

As a business development company, the Company invests primarily in illiquid securities including debt and equity-related securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, its valuation process requires an analysis of various factors that might be considered in a hypothetical secondary market. The Company’s valuation methodology includes the examination of, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

An unrealized loss is recorded when an investment has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral or operational performance, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation for the debt or equity security. Conversely, unrealized appreciation is recorded when the investment has appreciated in value. Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Board of Directors estimates the fair value of warrants and other equity-related securities in good faith using a Black-Scholes pricing model and consideration of the issuer’s earnings, sales to third parties of similar securities, the comparison to publicly traded securities, and other factors.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2010 and as of December 31, 2009:

		Investments at Fair Value as of March 31, 2010
(in thousands) Description	March 31, 2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$315,523	$—	$—	$315,523
Senior debt-second lien	6,119	—	—	6,119
Preferred stock	34,102	—	—	34,102
Common stock	11,061	2,526	6,762	1,773
Warrants	13,168	—	3,159	10,009

	$379,973	$2,526	$9,921	$367,526

		Investments at Fair Value as of December 31, 2009
(in thousands) Description	December 31, 2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$314,842	$—	$—	$314,842
Senior debt-second lien	6,060	—	—	6,060
Preferred stock	22,875	—	—	22,875
Common stock	12,210	1,986	8,451	1,773
Warrants	14,450	—	3,374	11,076

	$370,437	$1,986	$11,825	$356,626

The table below presents a reconciliation for all financial assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and as of December 31, 2009:

(in thousands)	Balance, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, March 31, 2010
Senior Debt	$314,842	$579	$6,974	$(6,872)	$—	$315,523
Senior Debt-Second Lien	6,060	—	—	59	—	6,119
Preferred Stock	22,875	—	(5,180)	16,407	—	34,102
Common Stock	1,773	—	—	0	—	1,773
Warrants	11,076	(514)	466	0	(1,019)	10,009

Total	$356,626	$65	$2,260	$9,594	$(1,019)	$367,526

(in thousands)	Balance, January 1, 2009	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2009
Senior Debt	$534,230	$(27,192)	$4,698	$(196,894)	$—	$314,842
Senior Debt-Second Lien	5,824	—	—	236	—	6,060
Preferred Stock	21,249	(3,000)	4,373	661	(408)	22,875
Common Stock	1,894	(105)	(749)	1,204	(471)	1,773
Warrants	14,952	(1,150)	(4,116)	1,390	—	11,076

Total	$578,149	$(31,447)	$4,206	$(193,403)	$(879)	$356,626

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.

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

At March 31, 2010, the Company had investments in two portfolio companies deemed to be Control Investments. Approximately $821,000 and $156,000 in investment income was derived from our debt investments in these Software and Internet Consumer and Business Services portfolio companies, respectively. Approximately $1,000 of realized losses related to Control Investments was recognized during the quarter ended March 31, 2010. The Company recognized net unrealized depreciation of approximately $3.4 million on control investments during the quarter ended March 31, 2010. As of March 31, 2009, no portfolio companies were deemed to be Control Investments.

At March 31, 2010, the Company had an investment in one portfolio company deemed to be an Affiliate. No income was derived from this investment as this is a non-income producing equity investment. At March 31, 2009, the Company had three portfolio companies deemed to be Affiliates. For the quarter ended March 31, 2009, income derived from these investments was approximately $153,000. One company that was an Affiliate as of March 31, 2009 performed a capital raise in 2009 which resulted in our ownership percentage decreasing to less than 5% of the voting securities in the portfolio company. As a result, this portfolio company is no longer considered an Affiliate for reporting purposes. We recognized a realized loss of approximately $4.0 million in the second quarter of 2009 in a portfolio company that was an Affiliate prior to the disposal of the investment. During the quarters ended March 31, 2010 and 2009, we recognized net unrealized depreciation of approximately $52,000 and $867,000, respectively, related to Affiliates.

A summary of the composition of the Company’s investment portfolio as of March 31, 2010 and December 31, 2009 at fair value is shown as follows:

	March 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$250,459	65.9%	$229,454	61.9%
Senior secured debt	78,147	20.6%	99,725	26.9%
Preferred stock	34,102	9.0%	22,875	6.2%
Senior debt-second lien with warrants	6,204	1.6%	6,173	1.7%
Common Stock	11,061	2.9%	12,210	3.3%

	$379,973	100.0%	$370,437	100%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
United States	$356,994	94.0%	$344,984	93.1%
Canada	20,972	5.5%	21,567	5.8%
Israel	2,007	0.5%	1,310	0.4%
Netherlands	—	—%	2,576	0.7%

	$379,973	100.0%	$370,437	100%

The following table shows the fair value of our portfolio by industry sector at March 31, 2010 and December 31, 2009 (excluding unearned income):

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
Software	$58,147	15.3%	$61,647	16.6%
Consumer & Business Products	51,118	13.5%	25,467	6.9%
Drug Discovery	49,348	13.0%	51,848	14.0%
Information Services	42,185	11.1%	37,740	10.2%
Communications & Networking	30,790	8.1%	58,088	15.7%
Therapeutic	24,366	6.4%	13,470	3.6%
Specialty Pharma	23,028	6.1%	25,193	6.8%
Drug Delivery	20,903	5.5%	21,493	5.8%
Internet Consumer & Business Services	20,400	5.4%	20,352	5.5%
Electronics & Computer Hardware	16,900	4.4%	17,701	4.8%
Semiconductors	12,079	3.2%	11,481	3.1%
Diagnostic	10,037	2.6%	11,399	3.1%
Surgical Devices	9,414	2.5%	2,410	0.7%
Biotechnology Tools	8,795	2.3%	9,669	2.6%
Media/Content/Info	2,371	0.6%	2,375	0.6%
Energy	92	—%	104	—%

	$379,973	100%	$370,437	100%

During the three-month periods ended March 31, 2010 and 2009, the Company made investments in debt securities totaling approximately $87.3 million and $48.6 million, respectively, and funded equity investments of approximately $16.1 million in the three-month periods ended March 31, 2010, including restructured loans. The Company did not fund any equity investments in the three months ended March 31, 2009.

During the three-month period ended March 31, 2010, the Company recognized net realized gains of approximately $151,000 from the sale of common stock in public companies, approximately $644,000 from mergers of private portfolio companies and realized losses of approximately $433,000 from equity and warrant investments in portfolio companies that have been liquidated. During the three-month period ended March 31, 2009, the Company recognized realized gains of approximately $700,000 from sale of common and preferred stock in two portfolio companies and realized losses on warrants of portfolio companies that had been acquired of approximately $1.8 million.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $3.2 million and $2.4 million of unamortized fees at March 31, 2010 and December 31, 2009, respectively and approximately $7.1 million and $6.6 million in exit fees receivable at March 31, 2010 and December 31, 2009, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $568,000 and $477,000 in PIK income in the three-month period ended March 31, 2010 and 2009, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2010, approximately 74.2% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 23.9% of portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1.9% of portfolio company loans had a second lien facility.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $142.2 million, compared to the carrying amount of $130.6 million as of March 31, 2010.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investment is discussed in Note 2.

4. Borrowings

Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”) and Deutsche Bank Securities which expired under the normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $430,000 as of March 31, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. As of March 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With the Company’s net investment of $68.55 million in HT II as of March 31, 2010, HT II has the current capacity to issue a total of $137.1 million of SBA guaranteed debentures, of which $130.6 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.4 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

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

Through our wholly-owned subsidiary HT II, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments. HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of March 31, 2010, HT II could draw up to $137.1 million of leverage from the SBA as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.233% to 5.725%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT II debentures that pooled on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended March 31, 2010 was approximately $130.6 million and the average interest rate was approximately 6.27%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

The American Recovery and Reinvestment Act of 2009 (the “Federal Stimulus Bill”) includes a provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of up to $75 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary). Hercules has filed an application for a second SBIC license. In September 2009, the Company formed HT III for the purposes of obtaining a second SBIC license. In April 2010, the Company received the approval of the Divisional Licensing Committee of the SBA for a second SBIC license. Upon final approval by the Agency Committee of the SBA, which is expected in May 2010, the second SBIC license would provide the Company with access to an additional $75.0 million of SBIC debentures, subject to compliance with SBA regulations and an additional capital contribution by the Company of $37.5 million into HT III, the Company’s new SBIC subsidiary.

Wells Facility

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires in August 2011.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. The Company has paid a total of approximately $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at March 31, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitment exceeds $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2010.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At March 31, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

At March 31, 2010 and December 31, 2009, the Company had the following borrowing capacity and outstanding borrowings:

	March 31, 2010		December 31, 2009
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
(in thousands)
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture	150,000	130,600	150,000	130,600

Total	$220,000	$130,600	$200,000	$130,600

5. Income taxes

The Company intends to continue to operate so as to qualify to be taxed as a RIC under the Code and, as such, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its annual investment company taxable income, as defined by the Code. The amount to be paid out as a dividend is determined by the Board of Directors each quarter and is based upon the annual earnings estimated by the management of the Company. To the extent that the Company’s earnings fall below the amount of dividends declared, however, a portion of the total amount of the Company’s dividends for the fiscal year may be deemed a return of capital for tax purposes to the Company’s stockholders.

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

For the quarter ended March 31, 2010, the Company declared a distribution of $0.20 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of March 31, 2010, approximately 89.9% would be from ordinary income and spill over earnings from 2009 and 10.1% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2010 distributions to shareholders will actually be.

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

Taxable income for the three-month periods ended March 31, 2010 and 2009 was approximately $5.6 million or $0.16 per share, and $10.0 million or $0.30 per share, respectively. Taxable net realized losses for the three-month periods ended March 31, 2010 were approximately $6.6 million or approximately $0.19 loss per share. Taxable net realized losses for the same period in 2009 were approximately $270,000 or $0.01 per share.

In accordance with RIC distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2009 before the Company files its 2009 tax return in September 2010, and the Company must pay such dividends by December 31, 2010.

6. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

Common stock subject to future issuance is as follows:

	March 31, 2010	March 31, 2009
Stock options and warrants	5,086,021	4,964,818
Warrants issued in June 2004	—	283,614

Common stock reserved	5,086,021	5,248,432

In February 2010, the Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $35.0 million of its common stock. During the quarter ended March 31, 2010, the Company repurchased 25,125 shares of its common stock at a total cost of approximately $234,000.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 7,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2004 Plan will terminate on June 9, 2014, and no additional awards may be made under the 2004 Plan after that date.

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan” and, together with the 2004 Plan, the “Plans”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on May 29, 2016 and no additional awards may be made under the 2006 Plan after that date. The Company filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan which was approved on October 10, 2007.

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

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted common stock to Messrs. Badavas, Chow and Woodward, the independent members of its Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. In May 2008, the Company issued restricted shares to Messrs. Badavas and Chow in the amount of 5,000 shares each. In June 2009, the Company issued 5,000 restricted stock shares to Mr. Woodward. The shares were issued pursuant to the 2006 Plan and vest 33% on an annual basis from the date of grant and deferred compensation cost will be recognized ratably over the three year vesting period.

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the three months ended March 31, 2010 and 2009 is as follows:

	For the three month period ended March 31,
	2010		2009
	Common Stock Options	Five-Year Warrants	Common Stock Options	Five-Year Warrants
Outstanding at Beginning of Period	4,924,405	—	3,931,527	10,692
Granted	242,250	—	1,163,000	—
Exercised	(80,634)	—	—	—
Cancelled	—	—	140,401	—

Outstanding at End of Period	5,086,021	—	4,954,126	10,692

Weighted-average exercise price	$10.79	$—	$10.75	$10.57

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2010, options for approximately 3.5 million shares were exercisable at a weighted average exercise price of approximately $12.18 per share with a weighted average remaining contractual term of 3.64 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the three-month periods ended March 31, 2010 and 2009 was approximately $442,000 and $447,000, respectively. During the three-month periods ended March 31, 2010 and 2009, approximately $171,000 and $251,000 of share-based cost was expensed, respectively. As of March 31, 2010, there was approximately $1.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three-month periods ended March 31, 2010 and 2009:

	2010	2009
Expected Volatility	46.39%	32%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	2.13% - 2.36%	1.86%

The following table summarizes stock options outstanding and exercisable at March 31, 2010:

(Dollars in thousands)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.00 - $6.60	1,063,395	5.97	$6,776	4.22	312,645	5.97	$1,994	4.21
$6.70 - $10.39	376,000	6.57	250	9.93	64,696	5.76	27	10.17
$10.49 - $15.00	3,646,626	3.69	24	12.80	3,140,955	3.36	4	13.01

$4.00 - $15.00	5,086,021	4.38	$7,050	10.79	3,518,296	3.64	$2,025	12.18

During the three months ended March 31, 2010 and 2009, respectively, the Company granted approximately 491,500 and 306,500 shares of restricted stock pursuant to the Plans. Each restricted stock award granted in 2009 and 2010 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. The value of the restricted stock was determined to be the Company’s closing prices on March 16, 2010 and March 24, 2010, the date of the grants. During the three months ended March 31, 2010 and 2009 the Company recognized compensation expense related to restricted stock of approximately $286,792 and $201,000, respectively.

8. Earnings Per Share

In 2008, the FASB issued ASC 260, Earnings Per Share formerly known as FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as our restricted stock issued under the Plans, are considered participating securities for purposes of calculating change in net assets per share. Under the two-class method a portion of net increase in net assets resulting from operations is allocated to these participating securities and therefore is excluded from the calculation of change in net assets per share allocated to common stock, as shown in the table below. The standard was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard beginning with financial statements ended March 31, 2009. The adoption of this standard did not result in a change to the previously reported basic change in net assets per share and diluted change in net assets per share.

Computation and reconciliation of change in net assets per common share are as follows:

	Quarter Ended March 31,
(in thousands, except per share data)	2010	2009
Numerator
Net increase in net assets resulting from operations	$5,714	$4,482
Less: Dividends declared-common and restricted shares	7,130	10,592

Undistributed earnings	(1,416)	(6,110)

Undistributed earnings-common shares	(1,416)	(6,110)
Add: Dividend declared-common shares	7,031	10,519

Numerator for basic and diluted change in net assets per common share	5,615	4,409

Denominator
Basic weighted average common shares outstanding	35,181	32,775
Common shares issuable	632	23

Weighted average common shares outstanding assuming dilution	35,813	32,798
Change in net assets per common share
Basic	$0.16	$0.14
Diluted	$0.16	$0.14

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For both the quarters ended March 31, 2010 and 2009, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 3.8 million shares.

9. Related-Party Transactions

In connection with the sale of public equity investments, during the three-month periods ended March 31, 2010 and 2009, the Company paid JMP Securities LLC approximately $6,000 and $15,000, respectively.

10. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2009 and 2010:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollar in thousands, except per share amounts)

	Three Months Ended March 31,
	2010		2009
Per share data:
Net asset value at beginning of period	$10.29		$11.56
Net investment income (1)	0.16		0.35
Net realized gain (loss) on investments	0.01		(0.03)
Net unrealized appreciation (depreciation) on investments	(0.01)		(0.18)

Total from investment operations	0.16		0.14

Net increase/(decrease) in net assets from capital share transactions	(0.15)		(0.45)
Distributions	(0.20)		(0.32)
Stock-based compensation expense included in investment income (2)	0.01		0.01

Net asset value at end of period	$10.11		$10.94

Ratios and supplemental data:
Per share market value at end of period	$10.59		$5.00
Total return	0.09	%(3)	(34.08	)%(3)
Shares outstanding at end of period	36,248		35,325
Weighted average number of common shares outstanding	35,181		32,775
Net assets at end of period	$366,412		$386,346
Ratio of operating expense to average net assets (annualized)	7.19%		9.20%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	5.84%		11.96%
Average debt outstanding	$130,600		$194,282
Weighted average debt per common share	$3.71		$5.89
Portfolio turnover	0.20%		0.22%

(1)

For the three months ended March 31 2010 and 2009, basic and diluted net investment income per share are calculated as net investment income divided by the basic and net diluted weighted average shares outstanding. Basic net investment income per share calculated under the two class method are $0.16 and $0.35 for the three months ended March 31, 2010 and 2009, respectively. Diluted net investment income per share calculated under the two class method are $0.16 and $0.14 for the three months ended March 31, 2010 and 2009, respectively.

(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)	The total return equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unused commitments to extend credit at March 31, 2010 totaled approximately $20.0 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $90.0 million of non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $237,000 and $251,000 during the three-month periods ended March 31, 2010 and 2009, respectively.

Future commitments under the credit facility and operating leases as of March 31, 2010 were as follows:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)	$130,600	$—	$—	$—	$130,600
Operating Lease Obligations (4)	3,307	976	1,877	453	—

Total	$133,907	$976	$1,877	$453	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation obligation with Citigroup. See Note 4.
(3)	Includes borrowings under the Wells Facility the Union Bank Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility or the Union Bank Facility at March 31, 2010.
(4)	Long-term facility leases.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2010-06.

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

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under Item 1A—“Risk Factors” as well as Item 1A—“Risk Factors” of our annual report of Form 10-K. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors”, Item 1A—“Risk Factors” of our annual report on Form 10-K, and “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and also may finance certain publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as additional offices in Boston and Boulder.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code. We are treated for federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code as of January 1, 2006. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $380.0 million at March 31, 2010 as compared to $370.4 million at December 31, 2009. During the quarter ended March 31, 2010 we made debt commitments totaling $93.5 million and funded approximately $87.3 million, respectively. Debt commitments for the quarter ended March 31, 2010 included commitments of approximately $63.2 million to four new portfolio companies and $30.3 million to eight existing companies. During the quarter ended March 31, 2010 we made and funded an equity commitment of $1.1 million to one company. These commitments further diversify our portfolio by stage and industry sector. During the quarter ended March 31, 2009, we made debt commitments to eight portfolio companies totaling $61.0 million and funded approximately $48.6 million to nine companies. No equity investment was made during the quarter ended March 31, 2009. At March 31, 2010, we had unfunded contractual commitments of $20.0 million to eight portfolio companies. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $90.0 million of non-binding term sheets outstanding to seven new companies and one existing company at March 31, 2010. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at March 31, 2010 was approximately $ 321.6 million, compared to a fair value of approximately $493.4 million at March 31, 2009. The fair value of the equity portfolio at March 31, 2010 and 2009 was approximately $45.2 million and $23.5 million, respectively. The fair value of our warrant portfolio at March 31, 2010 and 2009 was approximately $13.2 million and $15.9 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the quarter ended March 31, 2010, we received normal principal amortization repayments of $26.7 million, and early repayments and working line of credit pay-downs totaling $51.6 million. Total portfolio investment activity (exclusive of unearned income) as of the quarter ended March 31, 2010 and for the year ended December 31, 2009 is as follows:

(in millions)	March 31, 2010	December 31, 2009
Beginning Portfolio	$370.4	$581.3
Purchase of debt investments	87.3	95.5
Equity Investments	1.1	2.9
Sale of Investments	(1.7)	(36.5)
Principal payments received on investments	(26.7)	(110.6)
Early pay-offs and recoveries	(51.6)	(171.9)
Accretion of loan discounts and paid-in-kind principal	1.2	8.4
Net change in unrealized depreciation in investments	—	1.3

Ending Portfolio	$380.0	$370.4

The high level of loan repayments we experienced during the quarter ended March 31, 2010 occurred at the beginning of the quarter while the increase in investment origination activity we experienced during the quarter occurred at the end of the quarter.

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
Senior secured debt with warrants	$250,459	65.9%	$229,454	61.9%
Senior secured debt	78,147	20.6%	99,725	26.9%
Preferred stock	34,102	9.0%	22,875	6.2%
Senior debt-second lien with warrants	6,204	1.6%	6,173	1.7%
Common Stock	11,061	2.9%	12,210	3.3%

	$379,973	100.0%	$370,437	100%

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
United States	$356,994	94.0%	$344,984	93.1%
Canada	20,972	5.5%	21,567	5.8%
Israel	2,007	0.5%	1,310	0.4%
Netherlands	—	—	2,576	0.7%

	$379,973	100.0%	$370,437	100%

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

At March 31, 2010, we had investments in two portfolio companies deemed to be Control Investments. Approximately $821,000 and $156,000 in investment income was derived from our debt investments in these Software and Internet Consumer and Business Services portfolio companies, respectively. Approximately $1,000 of realized losses related to Control Investments was recognized during the quarter ended March 31, 2010. We recognized net unrealized depreciation of approximately $3.4 million on control investments during the quarter ended March 31, 2010. During the quarter ended March 31, 2009, no portfolio companies were deemed to be Control Investments.

We currently hold a controlling interest in the following two portfolio companies:

•

InfoLogix, Inc., a public company, is a provider of enterprise mobility and radio frequency identification (RFID) solutions. Our investment in InfoLogix represents 8.9% of our total investments at March 31, 2010. We currently have a greater than 60% equity interest in InfoLogix and have representation on its board of directors. We also have a total debt investment of approximately $26.2 million at fair value in InfoLogix. InfoLogix has received a delisting notification from the Nasdaq Stock Market which may impact our ability to divest ourselves of our equity investment in InfoLogix. We recognized approximately $821,000 in income from InfoLogix during the first quarter of 2010.

•

Spa Chakra is one of the top spa operators in the world. Our investment in Spa Chakra represents 3.2% of our total investments at March 31, 2010. We currently own 100% of the outstanding stock in Spa Chakra and control its board of directors. We also have a debt investment at fair value of $2.3 million in Spa Chakra. In connection with Spa Chakra’s recent emergence from bankruptcy, we converted our debt position into an equity position and we expect to play an integral role in assisting Spa Chakra as it continues to operate and maintain normal business operations. We recognized approximately $156,000 in income from Spa Chakra during the first quarter of 2010.

Our financial results could be negatively affected if either InfoLogix or Spa Chakra encounter financial difficulty and fail to repay their obligations or to perform as expected.

At March 31, 2010 we had an investment in one portfolio company deemed to be an Affiliate. Income derived from this investment was zero, as this is a non-income producing equity investment. At March 31, 2009, we had three portfolio companies deemed to be Affiliates. For the quarter ended March 31, 2009, income derived from these investments was approximately $172,000. One company that was an Affiliate as of March 31, 2009 performed a capital raise in 2009 which resulted in our ownership percentage decreasing to less than 5% of the voting securities in the portfolio company. As a result, this portfolio company is no longer an Affiliate. We recognized a realized loss of approximately $4.0 million in the second quarter of 2009 in a portfolio company that was an Affiliate prior to the disposal of the investment. During the quarters ended March 31, 2010 and 2009, we recognized net unrealized depreciation of approximately $52,000 and $867,000, respectively, related to Affiliates.

The following table shows the fair value of our portfolio by industry sector at March 31, 2010 and December 31, 2009 (excluding unearned income):

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
Software	$58,147	15.3%	$61,647	16.6%
Consumer & Business Products	51,118	13.5%	25,467	6.9%
Drug Discovery	49,348	13.0%	51,848	14.0%
Information Services	42,185	11.1%	37,740	10.2%
Communications & Networking	30,790	8.1%	58,088	15.7%
Therapeutic	24,366	6.4%	13,470	3.6%
Specialty Pharma	23,028	6.1%	25,193	6.8%
Drug Delivery	20,903	5.5%	21,493	5.8%
Internet Consumer & Business Services	20,400	5.4%	20,352	5.5%
Electronics & Computer Hardware	16,900	4.4%	17,701	4.8%
Semiconductors	12,079	3.2%	11,481	3.1%
Diagnostic	10,037	2.6%	11,399	3.1%
Surgical Devices	9,414	2.5%	2,410	0.7%
Biotechnology Tools	8,795	2.3%	9,669	2.6%
Media/Content/Info	2,371	0.6%	2,375	0.6%
Energy	92	—%	104	—%

	$379,973	100%	$370,437	100%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
(in thousands)
Investment Grading
1	$53,641	16.7%	$15,777	4.9%
2	152,209	47.3%	147,520	46.0%
3	80,888	25.1%	108,716	33.9%
4	32,936	10.3%	38,384	12.0%
5	1,967	0.6%	10,505	3.2%

	$321,641	100.0%	$320,902	100.0%

As of March 31, 2010, our investments had a weighted average investment grading of 2.35 as compared to 2.71 at December 31, 2009. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At March 31, 2010, 11 portfolio companies were graded 3, 4 portfolio companies were graded 4, and 3 portfolio companies were graded 5 as compared to 17 portfolio companies that were graded 3, 4 portfolio companies that were graded 4 and 5 portfolio companies that were graded 5 at December 31, 2009. The improvement in investment grading for the quarter ended March 31, 2010 was driven in part by meaningful progress in the economy and among our portfolio companies, many of which have experienced improved operating performance and greater access to the venture capital market as they secure new equity financings.

At March 31, 2010, there was one portfolio company on non-accrual status with a fair value of $0. There were five loans on non-accrual status as of December 31, 2009 with a fair value of approximately $10.5 million. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income.

The effective yield on our debt investments for the quarters ended March 31, 2010 and December 31, 2009 was 14.5% and 13.3%, respectively. The increase in the effective yield is primarily attributed to the lower weighted average loan balance from the fourth quarter of 2009. This decline is related to the quarterly decrease in non-accrual loans, the timing of early repayments and the late quarter timing of new debt investments in 2010.

The overall weighted average yield to maturity of our loan obligations was approximately 14.1% at March 31, 2010 as compared to 13.6% as of December 31, 2009, attributed to higher interest rates on new loans and loans refinanced in the first three months of 2010. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from PRIME to 18% as of March 31, 2010. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At March 31, 2010, approximately 74.2% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 23.9% of portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1.9% of portfolio company loans had a second lien facility. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of March 31, 2010, we held warrants in 77 technology and life science portfolio companies, with a fair value of approximately $13.2 million. These warrant holdings would require us to invest approximately $49.0 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2010 and 2009

Operating Income

Interest income totaled approximately $11.2 million for the quarter ended March 31, 2010, compared with $18.0 million for the quarter ended March 31, 2009, respectively. Income from commitment, facility and loan related fees totaled approximately $1.3 million and $2.5 million for the quarters ended March 31, 2010 and March 31, 2009, respectively. The decreases in interest income and income from commitment, facility and loan related fees are the result of a reduction in accelerated one-time and restructuring fees, attributable to significant improvement in credit performance in the portfolio as a result of overall credit improvement in the debt portfolio and a lower average interest earning investment portfolio and due to a lower average interest earning investment portfolio.

Operating Expenses

Operating expenses totaled approximately $6.9 million and $8.9 million during the quarter ended March 31, 2010 and 2009, respectively. Operating expenses for the three months ended March 31, 2010 and 2009 included interest expense, loan fees and unused commitment fees of approximately $2.3 million and $4.1 million , respectively. The 44% decrease in interest and loan fee expenses relates to a lower average outstanding debt balance of $130.6 million during the first quarter of 2010 as compared to $194.3 million in the first quarter of 2009.

Employee compensation and benefits were lower at $2.2 million compared to $2.9 million during the quarters ended March 31, 2010 and 2009, respectively. This decrease is primarily attributable to a lower bonus accrued in the quarter ended March 31, 2010. General and administrative expenses which include legal, consulting and accounting fees, insurance premiums, rent and various other expenses increased to $1.9 million for the quarter March 31, 2010 compared to $1.5 million during the quarter ended March 31, 2009. The increase quarter over quarter is attributed primarily to higher work out related expenses. In addition, we incurred approximately $457,000 of stock compensation expense in the first quarter of 2010 as compared to $432,000 in the first quarter of 2009. The increase was due to additional option and restricted stock grants made in 2009 and the first quarter of 2010.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.16 for the quarter ended March 31 2010 compared to $0.35 per share in the quarter ended March 31 2009. Net investment income before investment gains and losses for the three months ended March 31, 2010 totaled $5.6 million as compared to $11.6 million in the quarter ended March 31, 2009. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

During the quarter ended March 31, 2010, the Company recognized net realized gains of approximately $151,000 from the sale of common stock in public companies, approximately $644,000 from merges of private portfolio companies and realized losses of approximately $433,000 from equity and warrant investments in portfolio companies that have been liquidated. During the quarter ended March 31, 2009, the Company recognized realized gains of approximately $700,000 from sale of common and preferred stock in two portfolio companies and realized losses on warrants of portfolio companies that had been acquired of approximately $1.8 million.

A summary of realized gains and losses for the quarter ended March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009
(in millions)
Realized gains	$0.9	$0.7
Realized losses	(0.5)	(1.8)

Net realized gains (losses)	$0.4	$(1.1)

During the quarter ended March 31, 2010, unrealized appreciation totaled approximately $10.6 million and during the quarter ended March 31, 2010, unrealized depreciation totaled approximately $11.8 million. The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. This net unrealized appreciation was primarily comprised of increases in the carrying value of our portfolio companies due to company performance and market conditions. For the quarter ended March 31, 2010 approximately $5.5 million of the net appreciation recognized was attributable to debt investments in our portfolio companies. The remaining appreciation was attributable to appreciation of approximately $2.3 million equity investments and approximately $1.8 million investment in warrants held in our portfolio companies. As of March 31, 2010, the net unrealized appreciation recognized by the Company was increased by approximately $38,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

The following table itemizes the change in net unrealized depreciation of investments for the quarters ended March 31, 2009 and 2010:

	March 31, 2010		March 31, 2009
	Companies	Amount	Companies	Amount
(in thousands)
Gross unrealized appreciation on portfolio investments	27	$10,596	37	$4,175
Gross unrealized depreciation on portfolio investments	34	(11,823)	47	(11,417)
Reversal of prior period net unrealized appreciation upon realization		928		(700)
Reversal of prior period net unrealized depreciation upon realization		—		1,992
Citigroup Warrant Participation		38		20

Net unrealized appreciation (depreciation) on portfolio investments		$(260)		$(5,930)

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, formerly known as FAS 109, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized.

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three months ended March 31, 2010, the net increase in net assets resulting from operations totaled approximately $5.7 million compared to approximately $4.5 million for the three months ended March 31, 2009. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share were $0.16 and $0.16, respectively, for the three month period ended March 31, 2010, compared to both basic and fully diluted net change in net assets per common share of $0.14 for the three month period ended March 31, 2009.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2010, we had approximately $106.1 million in cash and cash equivalents and available borrowing capacity of approximately $50.0 million under the Wells Facility, $20.0 million under the Union Bank Facility and $19.4 million under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

As of March 31, 2010, net assets totaled $366.4 million, with a net asset value per share of $10.11. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2009 Annual Shareholder Meeting held on June 3, 2009, our shareholders authorized the Company, with the approval of its board of directors (the “Board”), to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of its common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available in the near term given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of March 31, 2010 was significantly above the required asset coverage ratio, excluding SBA leverage.

At March 31, 2010 and December 31, 2009, we had the following borrowing capacity and outstanding amounts:

	March 31, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture	150,000	130,600	150,000	130,600

Total	$220,000	$130,600	$200,000	$130,600

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

With our net investment of $68.55 million in HT II as of March 31, 2010, HT II has the current capacity to issue a total of $137.1 million of SBA guaranteed debentures, of which $130.6 million was outstanding. As of March 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of March 31, 2010, we hold investments in HT II in 35 companies with a fair value of approximately $157.0 million. HT II’s portfolio accounted for approximately 41.3% of our total portfolio at March 31, 2010.

The American Recovery and Reinvestment Act of 2009 (the “Federal Stimulus Bill”) includes a provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of up to $75.0 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary). Hercules has filed an application for a second SBIC license. In September 2009, we formed HT III for the purpose of obtaining a second SBIC license. In April 2010, we received the approval of the Divisional Licensing Committee of the SBA for a second SBIC license. Upon final approval by the Agency Committee of the SBA, which is expected in May 2010, the second SBIC license would provide us with access to an additional $75.0 million of SBIC debentures, subject to compliance with SBA regulations and an additional capital contribution by us of $37.5 million into the HT III, the Company’s new SBIC subsidiary.

Current Market Conditions

The U.S. capital and credit markets have been experiencing extreme disruption and volatility since the summer of 2008 as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a severe economic recession that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has been active but at reduced investment activity levels. Therefore, to the extent we have capital available; we believe this is an opportune time to invest in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for at least the next two quarters as the economic environment recovers from the recession of the past 18 months. Due to the economic slowdown and reduced venture capital investment activity, we determined that it would be prudent to substantially curtail new investment activity in 2009 in order to have working capital available to support our existing portfolio companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

Despite the current capital market disruption and recession, we continue to see a steady pace of new investments by venture capitalists. As a result of this favorable level of venture capital investment activities, we are experiencing an increase in new investment origination activities which commenced in the fourth quarter of 2009, and would expect it to continue to the extent the venture capital community continues to accelerate its own pace of new investments. We are encouraged by signs of an improving economy, including improved valuations and higher levels of liquidity for our portfolio companies, increased investment activity from venture capitalists and the opening of the IPO marketplace. To the extent that we are able, we intend to seek new investment opportunities; however, we remain cautious and conservative in our investment and credit management strategies and we do not expect to see significant growth in the portfolio until the second half of 2010.

We periodically review and assess investment portfolio acquisition opportunities of target companies that would be accretive to us. In the future, we may determine to acquire such portfolios which could affect our liquidity position and necessitate our need to raise additional capital to fund our growth.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our origination activity unfunded commitments may be significant from time to time. As of March 31, 2010, we had unfunded commitments of approximately $20.0 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cashflow from normal and early principal repayments, SBA debentures and our Wells Facility and our Union Bank Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2010:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)	$130,600	$0	$0	$0	$130,600
Operating Lease Obligations (4)	3,307	976	1,877	453	0

Total	$133,907	$976	$1,877	$453	$130,600

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation obligation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under the normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants are included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $430,000 as of March 31, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible previously approved investments and additional contributions to regulatory capital. Under the Small Business Investment Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With our net investment of $68.55 million in HT II as of March 31, 2010, HT II has the current capacity to issue up to a total of $137.1 million of SBA guaranteed debentures, of which $130.6 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.4 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

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

HT II is periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of March 31, 2010, HT II could draw up to $137.1 million of leverage from the SBA, as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.233% to 5.725%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT II debentures that pooled on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended March 31, 2010 was approximately $130.6 million and the average interest rate was approximately 6.27%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Included in the Federal Stimulus Bill is a provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of up to $75 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary). Hercules has filed an application for a second SBIC license. In September 2009, we formed HT III for the purpose of obtaining a second SBIC license. In April 2010, we received the approval of the Divisional Licensing Committee of the SBA for a second SBIC license. Upon final approval by the Agency Committee of the SBA, which is expected in May 2010, the second SBIC license would provide us with access to an additional $75.0 million of SBIC debentures, subject to compliance with SBA regulations and an additional capital contribution by us of $37.5 million into HT III, the Company’s new SBIC subsidiary.

Wells Facility

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to

$300 million if additional lenders are added to the syndicate. The Wells Facility was originally set to expire on August 25, 2010. In February 2010, the Company extended the maturity date to August 2011 under the same terms and conditions of the existing agreement.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. We have paid a total of $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at March 31, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeds $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2010.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At March 31, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

At March 31, 2010 and 2009, the Company had the following borrowing capacity and outstanding borrowings:

	March 31, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture	150,000	130,600	150,000	130,600

Total	$220,000	$130,600	$200,000	$130,600

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200

			$5.405

*	Dividend paid in cash and stock.

On May 6, 2010, the Board of Directors announced a cash dividend of $0.20 per share that was paid on June 18, 2010 to shareholders on record as of May 12, 2010. This is the Company’s nineteenth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $5.41 per share.

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of its distributions year-to-date as of March 31, 2010, approximately 89.9% would be from ordinary income and spill over earnings from 2009 and 10.1% would be a return of capital. However there can be no certainty to stockholders that this determination is representative of what the tax attributes of its 2010 distributions to stockholders will actually be.

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

At March 31, 2010 approximately 76% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

As a business development company, we invest primarily in illiquid securities including debt and equity related securities of private companies. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our valuation methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation, estimated remaining life, and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Income Recognition.

Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2010, we had one loan on non-accrual with a fair value of zero. There was one loan on non-accrual status as of March 31, 2009 with a fair value of approximately $1.5 million.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month periods ended March 31, 2010 and 2009, approximately $1.7 million and $1.7 million in PIK and end of term income was recorded.

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

Subsequent Events

In April 2010, Hercules was approved by the Divisional Licensing Committee for a second SBIC license. Upon final approval by the Agency Committee of the SBA, which is expected in May, the second SBIC license would provide the Company with access to an additional $75.0 million of SBIC debentures, subject to compliance with SBA regulations and an additional capital contribution by Hercules of $37.5 million into the new SBIC subsidiary. To date, Hercules has invested $2.5 million of regulatory capital into this new facility.

InfoLogix, a control portfolio company, received a staff determination letter from the Nasdaq Stock Market (“Nasdaq”) regarding the company’s non-compliance with the Nasdaq continued listing standards. Nasdaq is reviewing the delisting of InfoLogix’s securities and InfoLogix has requested a hearing before Nasdaq Listing Qualifications Panel. Its common stock will remain listed pending the issuance of a decision. There can be no assurance that InfoLogix’s securities will remain listed on Nasdaq. If InfoLogix’s securities are delisted, it may impact our ability to divest of our equity investment in InfoLogix and potentially impact the carrying value of our investment in InfoLogix.

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

As of March 31, 2010, approximately 69.8% of our portfolio loans were at floating rates or floating with a floor and 30.2% of our loans were at fixed rates. Over time additional investments may be at floating rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR.

Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.233% to 5.725%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on HT II debentures that pooled on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. There were no borrowings outstanding under this facility at March 31, 2010. In February 2010 the facility was extended an additional year to August 2011 under the same terms and conditions.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. The Union Bank Facility requires the payment of a unused fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at March 31, 2010.

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

At March 31, 2010, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

We are currently in a period of capital markets disruption and recession and we cannot predict whether these conditions will improve in the near future.

Since late 2007, and particularly since mid-2008, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. Initially, these market conditions were triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. During this period of disruption, the global markets have been characterized by substantially increased volatility, short-selling and an overall loss of investor confidence. While recent economic indicators have shown modest improvements in the capital markets, these indicators could worsen. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

Despite the capital market disruption and recession, venture capitalists increased their investment activity during the second half of 2009. As a result of this favorable level of venture capital investment activities, we continue to experience an increase in new investment origination activities which commenced in the fourth quarter of 2009, and we expect it to continue as the venture capital community continues to make new investments. To the extent that we are able, we intend to seek new investment opportunities; however, we remain cautious and conservative in our investment and credit management strategies and we do not expect to see any significant balance sheet loan portfolio growth until the second half of 2010 or beyond.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2010 that represent greater than 5% of net assets:

	March 31, 2010
(in thousands)	Fair Value	Percentage of Net Assets
Infologix, Inc.	32,709	8.9%
Velocity Technology Solutions	25,006	6.8%
Labopharm USA, Inc.	20,475	5.6%

InfoLogix, Inc. is a provider of enterprise mobility and radio frequency identification (RFID) solutions. The Company provides these solutions to its customers by utilizing a combination of products and services, including consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure. At March 31, 2010 we owned a controlling interest in this portfolio company.

Velocity Technology Solutions manages, hosts, and provides systems integration services for companies that outsource enterprise software support.

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

Since the nation entered into a recession in late 2007, the stock market has declined, many financial institutions have failed, the availability of debt and equity capital became severely constrained, unemployment rose and consumer confidence eroded significantly, all of which led to a decline in consumer spending. The U.S. government has acted to restore liquidity and stability to the financial system, but there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. The current economic and capital markets conditions in the U.S. have severely reduced capital availability. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

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

As of March 31, 2010, we had no outstanding borrowings under the Wells Facility or the Union Bank Facility and $130.6 million under the SBA debenture program.

As of March 31, 2010, we have been unable to secure additional lenders under our Wells Facility. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

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

The continuing unprecedented declines in prices and liquidity in the capital markets have resulted in some net unrealized depreciation in our portfolio. As of March 31, 2010, conditions in the public and private debt and equity markets had continued to deteriorate and pricing levels continued to decline. While the U.S. government has acted to restore liquidity and stability to the financial system, there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. As a result, in the future, depending on market conditions, we could incur substantial realized losses and may suffer substantial unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stocks at a price below our net asset value during three months ended March 31, 2010.

Current levels of market volatility are high. Our common stock price has been and continues to be volatile and may decrease substantially.

The capital and credit market have been experiencing volatility and disruption for more than 12 months. Although the U.S. government has acted to restore liquidity and stability to the financial system, there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 7, 2010	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 7, 2010	/S/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002