Form 10-Q
period 2010-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2010-08-09
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

On August 5, 2010, there were 35,987,292 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(Unaudited—dollars in thousands, except per share data)

	June 30,
	2010	December 31,
	(unaudited)	2009
Assets
Investments:
Non-Control/Non-Affiliate investments (cost of $408,570 and $353,648, respectively)	$390,399	$335,979
Affiliate investments (cost of $2,880 and $2,880, respectively)	3,218	2,274
Control investments (cost of $44,583 and $23,823, respectively)	37,904	32,184

Total investments, at value (cost of $456,033 and $380,351, respectively)	431,521	370,437
Deferred loan origination revenue	(4,893)	(2,425)
Cash and cash equivalents	52,751	124,828
Interest receivable	11,114	10,309
Other assets	6,948	5,818

Total assets	497,441	508,967

Liabilities
Accounts payable and accrued liabilities	7,658	11,852
Long-term SBA Debentures	137,100	130,600

Total liabilities	144,758	142,452

Net assets	$352,683	$366,515

Net assets consist of:
Common stock, par value	$36	$35
Capital in excess of par value	408,502	409,036
Unrealized appreciation (depreciation) on investments	(25,141)	(10,028)
Accumulated realized gains (losses) on investments	(24,408)	(28,129)
Distributions in excess of investment income	(6,306)	(4,399)

Total net assets	$352,683	$366,515

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	35,972	35,634

Net asset value per share	$9.80	$10.29

See Notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$866
		Preferred Stock Warrants		35	204
		Preferred Stock		1,243	1,978

Total Acceleron Pharmaceuticals, Inc.				1,347	3,048

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	24,448	24,448
		Preferred Stock Warrants		190	312
		Preferred Stock Warrants		104	76
		Preferred Stock Warrants		24	28
		Preferred Stock Warrants		288	296
		Preferred Stock Warrants		288	296

Total Aveo Pharmaceuticals, Inc.				25,342	25,456

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures July 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$5,567	5,454	5,454
		Preferred Stock Warrants		206	202
		Preferred Stock Warrants		31	35

Total Dicerna Pharmaceuticals, Inc.				5,691	5,691

Elixir Pharmaceuticals, Inc.(8)	Drug Discovery	Senior Debt Matures October 2011 Interest rate Prime + 9.25% or Floor rate of 12.5%	$6,531	6,531	—
		Preferred Stock Warrants		217	—

Total Elixir Pharmaceuticals, Inc.				6,748	—

EpiCept Corporation.	Drug Discovery	Common Stock Warrants		4	9
		Common Stock Warrants		40	108

Total EpiCept Corporation.				44	117

Horizon Therapeutics, Inc.	Drug Discovery	Preferred Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				231	—

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	23
		Preferred Stock		2,000	2,459

Total Merrimack Pharmaceuticals, Inc.				2,155	2,482

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	97
		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,097

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
PolyMedix, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$10,000	$9,562	$9,562
		Preferred Stock Warrants		480	446

Total PolyMedix, Inc.				10,042	10,008

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$4,166	4,166	4,166
		Preferred Stock Warrants		153	506

Total Portola Pharmaceuticals, Inc.				4,319	4,672

Total Drug Discovery (14.91%)*				58,556	52,571

Affinity Videonet, Inc. (4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 8.75% or Floor rate of 12.00%	$1,899	1,934	1,934
		Senior Debt Matures June 2012 Interest rate Prime + 14.75% or Floor rate of 18.00%	$2,000	2,073	2,073
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	500	500
		Preferred Stock Warrants		102	99

Total Affinity Videonet, Inc.				4,609	4,606

E-band Communications, Inc.(6)	Communications & Networking	Preferred Stock		2,880	3,218

Total E-Band Communications, Inc.				2,880	3,218

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$3,908	3,908	3,908
		Preferred Stock Warrants		44	—
		Preferred Stock Warrants		71	—

Total IKANO Communications, Inc.				4,023	3,908

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2011 Interest rate Prime + 8.125%	$2,017	1,930	1,930
		Preferred Stock Warrants		102	102

Total Intelepeer, Inc.				2,032	2,032

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	46
		Preferred Stock		250	247

Total Neonova Holding Company				344	293

Opsource, Inc. (4)	Communications & Networking	Senior Debt Matures June 2013 Interest rate Prime + 7.75% or Floor rate of 11.00%	$5,000	4,781	4,781
		Revolving Line of Credit Matures June 2011 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,500	1,500	1,500
		Preferred Stock Warrants		223	230

Total Opsource, Inc.				6,504	6,511

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$3,000	$2,942	$2,942
		Preferred Stock Warrants		61	61

Total PeerApp, Inc.				3,003	3,003

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	11
		Preferred Stock		1,000	1,000

Total Peerless Network, Inc.				1,095	1,011

Ping Identity Corporation.	Communications & Networking	Preferred Stock Warrants		52	236

Total Ping Identity Corporation.				52	236

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	371

Total Purcell Systems, Inc.				123	371

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	1

Total Seven Networks, Inc.				174	1

Stoke, Inc. (4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$4,000	3,939	3,939
		Preferred Stock Warrants		53	71
		Preferred Stock Warrants		65	66

Total Stoke, Inc.				4,057	4,076

Tectura Corporation	Communications & Networking	Senior Debt Matures September 2010 Interest rate 11%	$833	833	833
		Revolving Line of Credit Matures March 2011 Interest rate 11%	$17,005	17,875	17,875
		Preferred Stock Warrants		51	—

Total Tectura Corporation				18,759	18,708

Trilliant, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate 10%	$10,000	9,915	9,915
		Preferred Stock Warrants		89	91
		Preferred Stock Warrants		73	74

Total Trilliant, Inc.				10,077	10,080

Total Communications & Networking (16.46%)*				57,732	58,054

Atrenta, Inc.	Software	Preferred Stock Warrants		103	263
		Preferred Stock Warrants		34	86
		Preferred Stock Warrants		95	195
		Preferred Stock		250	375

Total Atrenta, Inc.				482	919

Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$2,268	2,225	2,225
		Preferred Stock Warrants		25	324
		Preferred Stock Warrants		299	234

Total Blurb, Inc.				2,549	2,783

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Braxton Technologies, LLC.	Software	Preferred Stock Warrants		$188	$127

Total Braxton Technologies, LLC.				188	127

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	247

Total Bullhorn, Inc.				43	247

Clickfox, Inc.	Software	Senior Debt Matures September 2011 Interest rate Prime + 5.00% or Floor rate of 10.25%	$2,753	2,720	2,720
		Revolving Line of Credit Matures July 2010 Interest rate Prime + 8.50% or Floor rate of 13.5%	$2,000	1,999	1,999
		Preferred Stock Warrants		178	295

Total Clickfox, Inc.				4,897	5,014

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	135

Total Forescout Technologies, Inc.				99	135

GameLogic, Inc.	Software	Preferred Stock Warrants		92	18

Total GameLogic, Inc.				92	18

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc.	Software	Preferred Stock Warrants		44	64

Total HighRoads, Inc.				44	64

InfoLogix, Inc. (4) (7)	Software	Senior Debt Matures November 2013 Interest rate 12.00%	$5,500	5,500	5,500
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%	$5,000	5,382	9,295
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%	$8,097	8,097	8,097
		Senior Debt Matures December 2010 Interest rate 18.00%	$2,250	2,250	2,250
		Senior Debt Matures April 2013 Interest rate 8.00%	$1,350	1,350	1,364
		Preferred Stock Warrants		725	2,754
		Common Stock		3,391	8,643

Total InfoLogix, Inc.				26,695	37,903

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	124

Total PSS Systems, Inc.				51	124

Rockyou, Inc.	Software	Preferred Stock Warrants		117	134

Total Rockyou, Inc.				117	134

Sportvision, Inc.	Software	Preferred Stock Warrants		39	50

Total Sportvision, Inc.				39	50

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Unify Corporation.	Software	Senior Debt Matures June 2015 Interest rate Libor + 8.25% or Floor rate of 10.25%	$24,000	$22,568	$22,568
		Revolving Line of Credit Matures June 2015 Interest rate Libor + 7.25% or Floor rate of 9.25%	$4,000	4,000	4,000
		Preferred Stock Warrants		1,434	1,430

Total Unify Corporation				28,002	27,999

WildTangent, Inc.	Software	Preferred Stock Warrants		238	63

Total WildTangent, Inc.				238	63

Total Software (25.68%)*				78,536	90,580

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 11.875%	$1,290	1,290	1,290
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				1,891	1,290

Maxvision Holding, LLC	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 7.25% or Floor rate of 10.75%	$5,000	5,282	5,282
		Senior Debt Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,909	3,909	3,909
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$2,500	2,580	2,580
		Common Stock		81	170

Total Maxvision Holding, LLC				11,852	11,941

Shocking Technologies, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.50%	$954	951	951
		Preferred Stock Warrants		64	136

Total Shocking Technologies, Inc.				1,015	1,087

Spatial Photonics, Inc.	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.07%	$1,314	1,305	583
		Senior Debt Mature April 2011 Interest rate 9.22%	$130	130	130
		Preferred Stock Warrants		130	—
		Preferred Stock		500	—

Total Spatial Photonics Inc.				2,065	713

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (4.26%)*				16,923	15,031

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Aegerion Pharmaceuticals, Inc. (4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 11.00%	$4,026	$4,026	$4,026
		Convertible Senior Debt Matures December 2011	$370	370	370
		Preferred Stock Warrants		69	277
		Preferred Stock		1,000	500

Total Aegerion Pharmaceuticals, Inc.				5,465	5,173

Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$10,000	9,552	9,552
		Preferred Stock Warrants		490	580

Total Chroma Therapeutics, Ltd.				10,042	10,132

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$12,639	12,568	12,568
		Convertible Senior Debt Matures March 2012	$1,888	1,888	2,861
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		308	—
		Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				15,734	15,429

Total Specialty Pharmaceuticals (8.71%)*				31,241	30,734

Annie’s, Inc.	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50% or Floor rate of 10.00%	$6,000	6,178	6,178
		Preferred Stock Warrants		321	149

Total Annie’s, Inc.				6,499	6,327

IPA Holdings, LLC. (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 8.25% or Floor rate of 12.5%	$9,000	9,252	9,252
		Senior Debt Matures May 2013 Interest rate Prime + 11.25% or Floor rate of 15.5%	$6,500	6,795	6,795
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.00%	$856	856	856
		Preferred Stock Warrants		276	—
		Common Stock		500	75

Total IPA Holding, LLC.				17,679	16,978

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	—
		Preferred Stock		500	500

Total Market Force Information, Inc.				524	500

OnTech Operations, Inc.	Consumer & Business Products	Preferred Stock Warrants		452	—
		Preferred Stock Warrants		218	—
		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,670	—

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Trading Machines, Inc.	Consumer & Business Products	Preferred Stock Warrants		$878	$880

Total Trading Machines, Inc.				878	880

Velocity Technology Solutions	Consumer & Business Products	Senior Debt Matures February 2015 Interest rate LIBOR + 8% or Floor rate of 11.00%	$16,250	16,250	16,250
		Senior Debt Matures February 2015 Interest rate LIBOR + 10% or Floor rate of 13.00%	$8,333	8,393	8,393

Total Velocity Technology Solutions				24,643	24,643

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	2,445
		Preferred Stock		250	440

Total Wageworks, Inc.				502	2,885

Total Consumer & Business Products (14.80%)*				52,395	52,213

Enpirion, Inc.	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 2.00% or Floor rate of 7.625%	$3,575	3,556	3,556
		Preferred Stock Warrants		157	1

Total Enpirion, Inc.				3,713	3,557

iWatt Inc.	Semiconductors	Preferred Stock Warrants		46	—
		Preferred Stock Warrants		51	—
		Preferred Stock Warrants		73	—
		Preferred Stock Warrants		458	—
		Preferred Stock		490	950

Total iWatt Inc.				1,118	950

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	931
		Preferred Stock		277	662

Total NEXX Systems, Inc.				574	1,593

Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

Solarflare Communications, Inc.	Semiconductors	Preferred Stock Warrants		84	—
		Common Stock		641	—

Total Solarflare Communications, Inc.				725	—

Total Semiconductors (1.73%)*				6,183	6,100

Alexza Pharmaceuticals(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$15,000	14,389	14,389
		Preferred Stock Warrants		645	467

Total Alexza Pharmaceuticals				15,034	14,856

Labopharm USA, Inc.	Drug Delivery	Senior Debt Matures December 2012 Interest rate 10.95%	$20,000	19,740	19,740
		Common Stock Warrants		635	310

Total Labopharm USA, Inc.				20,375	20,050

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	108
		Common Stock Warrants		51	91
		Common Stock		500	346

Total Transcept Pharmaceuticals, Inc.				587	545

Total Drug Delivery (10.05%)*				35,996	35,451

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$4,226	$4,222	$4,222
		Revolving Line of Credit Matures May 2011 Interest rate 10.00%	$1,000	1,000	1,000
		Preferred Stock Warrants		76	95
		Preferred Stock		1,500	2,378

Total BARRX Medical, Inc.				6,798	7,695

EKOS Corporation	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$1,233	1,223	1,223
		Preferred Stock Warrants		175	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				1,551	1,223

Gelesis, Inc.(8)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,847	2,820	27
		Preferred Stock Warrants		58	—

Total Gelesis, Inc.				2,878	27

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		18	—
		Preferred Stock		531	496

Total Gynesonics, Inc.				549	496

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	—
		Preferred Stock		1,000	1,002

Total Novasys Medical, Inc.				1,125	1,002

Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$6,750	6,750	6,750
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%	$5,900	5,985	5,985

Total Pacific Child & Family Associates, LLC				12,735	12,735

Total Therapeutic (6.58%)*				25,735	23,204

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147	—
		Preferred Stock		177	7

Total Cozi Group, Inc.				324	7

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	139
		Preferred Stock Warrants		26	31

Total Invoke Solutions, Inc.				82	170

Prism Education Group Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	105

Total Prism Education Group Inc.				43	105

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
RazorGator Interactive Group, Inc.(4)	Internet Consumer & Business Services	Revolving Line of Credit Matures October 2011 Interest rate Prime + 9.50% or Floor rate of 14.00%	$9,158	$8,276	$8,276
		Preferred Stock Warrants		13	—
		Preferred Stock Warrants		28	—
		Preferred Stock Warrants		1,183	—
		Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				10,500	8,276

Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2013 Interest rate Prime + 6.5% or Floor rate of 9.75%	$4,000	4,000	4,000

Total Reply! Inc				4,000	4,000

Spa Chakra Acquisition Corporation(7)	Internet Consumer & Business Services	Revolving Line of Credit Matures April 2011 Interest rate Prime + 9.00% or Floor rate of 12.50%	$2,851	2,851	—
		Preferred Stock		15,038	—

Total Spa Chakra Acquisition Corporation				17,889	—

Total Internet Consumer & Business Services (3.56%)*				32,838	$12,558

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	92
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				154	92

Propel Biofuels, Inc.	Energy	Senior Debt Matures September 2013 Interest rate 11.0%	$1,116	920	920
		Preferred Stock Warrants		211	273

Total Propel Biofuels, Inc.				1,131	1,193

Total Energy (0.36%)*				1,285	1,285

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50%	$449	442	442
		Senior Debt Matures September 2011 Interest rate Prime + 0.50%	$209	209	209
		Preferred Stock Warrants		72	208
		Preferred Stock		500	746

Total Box.net, Inc.				1,223	1,605

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	4
		Preferred Stock		250	74

Total Buzznet, Inc.				259	78

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213	—
		Preferred Stock		250	250

Total hi5 Networks, Inc.				463	250

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2012 Interest rate Prime + 3.50% or Floor rate of 9.5%	$14,000	$14,315	$14,315
		Revolving Line of Credit Matures October 2010 Interest rate Prime + 3.50% or Floor rate of 9.5%	$2,500	2,530	2,530
		Preferred Stock Warrants		265	—

Total Jab Wireless, Inc.				17,110	16,845

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	50

Total Solutionary, Inc.				346	50

Intelligent Beauty, Inc.	Information Services	Senior Debt Matures March 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$6,000	6,000	6,000

Total Intelligent Beauty, Inc.				6,000	6,000

Good Technologies, Inc.(Visto Corporation)	Information Services	Common Stock		603	165

Total Visto Corporation				603	165

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	—
		Preferred Stock		500	310

Total Zeta Interactive Corporation				672	310

Total Information Services (7.42%)*				27,563	26,183

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,415	706

Total Novadaq Technologies, Inc.				1,415	706

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$5,680	5,584	5,584
		Preferred Stock Warrants		760	—
		Preferred Stock		3,656	3,322

Total Optiscan Biomedical, Corp.				10,000	8,906

Total Diagnostic (2.73%)*				11,415	9,612

Kamada, LTD.(5)	Biotechnology Tools	Preferred Stock Warrants		159	145
		Common Stock		752	1,628

Total Kamada, LTD.				911	1,773

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$4,000	3,856	3,856
		Common Stock Warrants		192	—

Total Labcyte, Inc.				4,048	3,856

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	361
		Preferred Stock Warrants		33	34
		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				578	895

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solace Pharmaceuticals, Inc. (4) (8)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$2,313	$2,307	$32
		Senior Debt Matures August 2012 Interest rate 8.0%	$250	250	—
		Preferred Stock Warrants		42	—
		Preferred Stock Warrants		54	—

Total Solace Pharmaceuticals, Inc.				2,653	32

Total Biotechnology Tools (1.86%)*				8,190	6,556

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

Transmedics, Inc. (4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,291	8,291
		Preferred Stock Warrants		225	—
		Preferred Stock		1,100	1,100

Total Transmedics, Inc.				9,616	9,391

Total Surgical Devices (2.67%)*				9,903	9,417

Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Waterfront Media Inc. (Everyday Health)	Media/Content/Info	Preferred Stock Warrants		60	312
		Preferred Stock		1,000	1,377

Total Everyday Health				1,060	1,689

Total Media/Content/Info (0.56%)*				1,542	1,972

Total Investments (122.35%)*				456,033	431,521

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled and $23,436, 48,172 and 24,736 respectively. The tax cost of investments is $455,745.
(3)	Except for warrants in nine publicly traded companies and common stock in four publicly traded companies, all investments are restricted at June 30, 2010. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at June 30, 2010, and is therefore considered non-income producing.

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

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		$99	$26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.(4)	Therapeutic	Senior Debt
		Matures January 2010 Interest rate 9.70%	$295	295	295
		Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	—
		Preferred Stock		1,000	1,000

Total Novasys Medical, Inc.				1,420	1,295

Total Therapeutic (3.68%)*				15,665	13,470

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		148	—
		Preferred Stock		177	7

Total Cozi Group, Inc.				325	7

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	56	129
		Preferred Stock Warrants		26	29

Total Invoke Solutions, Inc.				82	158

Prism Education Group Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$801	789	790
		Preferred Stock Warrants		43	104

Total Prism Education Group Inc.				832	894

RazorGator Interactive Group, Inc.(4)	Internet Consumer & Business Services	Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.00% or Floor rate of 12.00%	$10,000	10,000	10,000
		Preferred Stock Warrants		14	223
		Preferred Stock Warrants		28	33
		Preferred Stock		1,000	1,037

Total RazorGator Interactive Group, Inc.				11,042	11,293

Spa Chakra, Inc.(8)	Internet Consumer & Business Services	Senior Debt Matures from December 2009 to October 2011 Interest rate from 16.45% to 17%	$12,482	12,778	8,000
		Preferred Stock Warrants		1	—

Total Spa Chakra, Inc.				12,779	8,000

Total Internet Consumer & Business Services (5.55%) *				25,060	20,352

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		107	104
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				155	104

Total Energy (0.03%)*				155	104

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

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Zeta Interactive Corporation	Information Services	Senior Debt Matures November 2012 Interest rate 9.50%	$4,731	$4,732	$4,731
		Senior Debt Matures November 2012 Interest rate 10.50%	$6,484	6,719	6,719
		Preferred Stock Warrants		172	—
		Preferred Stock		500	310

Total Zeta Interactive Corporation				12,123	11,760

Total Information Services (10.30%)*				38,476	37,740

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,567	542

Total Novadaq Technologies, Inc.				1,567	542

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$7,696	7,516	7,515
		Preferred Stock Warrants		760	342
		Preferred Stock		3,000	3,000

Total Optiscan Biomedical, Corp.				11,276	10,857

Total Diagnostic (3.11%)*				12,843	11,399

Kamada, LTD.(5)	Biotechnology Tools	Common Stock Warrants		159	149
		Common Stock		794	1,161

Total Kamada, LTD.				953	1,310

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures November 2012 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,500	3,323	3,323
		Common Stock Warrants		192	235

Total Labcyte, Inc.				3,515	3,558

NuGEN Technologies, Inc.	Biotechnology Tools	Senior Debt
		Matures November 2010 Interest rate Prime + 3.45% or Floor rate of 6.75%	$785	780	780
		Senior Debt
		Matures November 2010 Interest rate Prime + 1.70% or Floor rate of 6.75%	$442	442	442
		Preferred Stock Warrants		45	391
		Preferred Stock Warrants		33	41
		Preferred Stock		500	587

Total NuGEN Technologies, Inc.				1,800	2,241

Solace Pharmaceuticals, Inc.(4)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$2,617	2,560	2,560
		Preferred Stock Warrants		42	—
		Preferred Stock Warrants		54	—

Total Solace Pharmaceuticals, Inc.				2,656	2,560

Total Biotechnology Tools (2.64%) *				8,924	9,669

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transmedics, Inc.(4)(8)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25% or Floor rate of 10.50%	$9,475	$9,384	$2,384
		Preferred Stock Warrants		225	—

Total Transmedics, Inc.				9,609	2,384

Total Surgical Devices (0.66%)*				9,896	2,410

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Waterfront Media Inc.	Media/Content/Info	Preferred Stock Warrants		60	592
		Preferred Stock		1,000	1,500

Total Waterfront Media Inc.				1,060	2,092

Total Media/Content/Info (0.65%)*				1,542	2,375

Total Investments (101.7%)*				$380,351	$370,437

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $17,409, $30,495 and $13,086, respectively. The tax cost of investments is $379,600.
(3)	Except for warrants in five publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2009. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at December 31, 2009, and is therefore considered non-income producing.

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited—in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment income:
Interest income
Non Control/Non Affiliate investments	$11,863	$15,857	$22,293	$33,679
Affiliate investments	—	—	—	153
Control investments	916	—	1,721	—

Total interest income	12,779	15,857	24,014	33,832

Fees
Non Control/Non Affiliate investments	1,648	3,623	2,761	6,079
Affiliate investments	—	—	—	19
Control investments	74	—	246	—

Total fees	1,722	3,623	3,007	6,098

Total investment income	14,501	19,480	27,021	39,930

Operating expenses:
Interest	2,072	2,106	4,098	5,265
Loan fees	306	329	603	1,274
General and administrative	1,651	1,880	3,540	3,351
Employee Compensation:
Compensation and benefits	2,859	2,828	5,097	5,712
Stock-based compensation	750	516	1,207	948

Total employee compensation	3,609	3,344	6,304	6,660

Total operating expenses	7,638	7,659	14,545	16,550

Net investment income	6,863	11,821	12,476	23,380
Net realized gain (loss) on investments	3,359	(4,186)	3,721	(5,332)
Net increase in unrealized appreciation on investments	(14,852)	(20,694)	(15,112)	(26,625)

Net realized and unrealized gain (loss)	(11,493)	(24,880)	(11,391)	(31,957)

Net increase (decrease) in net assets resulting from operations	(4,630)	(13,059)	1,085	(8,577)

Net investment income before investment gains and losses per common share:
Basic	$0.19	$0.34	$0.35	$0.69

Diluted	$0.19	$0.34	$0.34	$0.69

Change in net assets per common share:
Basic	$(0.14)	$(0.38)	$0.02	$(0.26)

Diluted	$(0.14)	$(0.38)	$0.02	$(0.26)

Weighted average shares outstanding
Basic	35,260	34,632	35,266	33,702

Diluted	35,260	34,632	36,043	33,702

See notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands)

	Common Stock		Capital in excess of par value	Unrealized (Depreciation) on Investments	Accumulated Realized Gains(Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Total Net Assets
	Shares	Par Value
Balance at December 31, 2008	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458
Net increase (decrease) in net assets resulting from operations	—	—	—	(26,625)	(5,332)	23,380	—	(8,577)
Issuance of common stock	3	—	22	—	—	—	—	22
Issuance of common stock under restricted stock plan	312	—	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	2,041	2	10,529	—	—	—	—	10,531
Dividends declared	—	—	—	—	—	(21,190)	—	(21,190)
Stock-based compensation	—	—	989	—	—	—	—	989

Balance at June 30, 2009	35,452	$35	$407,300	$(37,922)	$(1,426)	$(3,412)	$(342)	$364,233

Balance at December 31, 2009	35,634	$35	$409,036	$(10,029)	$(28,129)	$(4,056)	$(342)	$366,515
Net increase in net assets resulting from operations	—	—	—	(15,112)	3,721	12,476	—	1,085
Issuance of common stock	110	—	578	—	—	—	—	578
Issuance of common stock under restricted stock plan	491	1	—	—	—	—	—	1
Acquisition of common stock under repurchase plan	(403)	—	(3,699)	—	—	—	—	(3,699)
Issuance of common stock under dividend reinvestment plan	140	—	1,332	—	—	—	—	1,332
Dividends declared	—	—	—	—	—	(14,384)	—	(14,384)
Stock-based compensation	—	—	1,255	—	—	—	—	1,255

Balance at June 30, 2010	35,972	$36	$408,502	$(25,141)	$(24,408)	$(5,964)	$(342)	$352,683

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$1,085	$(8,577)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(234,064)	(68,622)
Principal payments received on investments	157,485	167,464
Proceeds from sale of investments	7,826	2,589
Net unrealized depreciation on investments	15,112	26,625
Net realized gain (loss) on investments	(3,721)	5,332
Accretion of paid-in-kind principal	(1,516)	(1,074)
Accretion of loan discounts	(1,578)	(3,351)
Accretion of loan exit fees	(329)	(1,115)
Depreciation	195	183
Stock-based compensation	366	519
Amortization of restricted stock grants	889	470
Common stock issued for Director compensation	—	22
Amortization of deferred loan origination revenue	(1,181)	(2,776)
Change in operating assets and liabilities:
Interest receivable	(261)	607
Prepaid expenses and other assets	(348)	954
Accounts payable	69	(282)
Income tax payable	8	(192)
Accrued liabilities	(4,313)	(2,363)
Deferred loan origination revenue	3,649	177

Net cash provided by (used in) operating activities	(60,627)	116,590
Cash flows from investing activities:
Purchases of capital equipment	(165)	(44)
Other long-term assets	(201)	3

Net cash provided by (used in) investing activities	(366)	(41)
Cash flows from financing activities:
Proceeds from issuance of common stock	578	—
Stock repurchase program	(3,699)	—
Dividends paid, net of dividends reinvested	(13,052)	(10,659)
Borrowings of credit facilities	6,500	64,823
Repayments of credit facilities	—	(150,588)
Fees paid for credit facilities and debentures	(1,412)	—

Net cash used in financing activities	(11,085)	(96,424)

Net increase (decrease) in cash	(72,078)	20,125
Cash and cash equivalents at beginning of period	124,828	17,242

Cash and cash equivalents at end of period	$52,751	$37,367

See Notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development, from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and lower middle market companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in Boston, Massachusetts and Boulder, Colorado. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

The Company formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, and Hercules Technology III, L.P. (“HT III”), which was licensed on May 26, 2010 to operate as Small Business Investment Companies (“SBIC”) under the authority of the Small Business Administration (“SBA”). As an SBIC, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly-owned subsidiary of the Company. The Company is the manager and member of HT II and HT III and HTM is the general partner of HT II and HT III (see Note 4).

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

2. Valuation of Investments

Our investments are carried at fair value in accordance with the Investment Company Act of 1940, (the “1940 Act”) Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures. At June 30, 2010, approximately 87% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the a substantial portion of investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith by its Board of Directors pursuant to a consistent valuation policy and a consistent valuation process in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

As a business development company, the Company invests primarily in illiquid securities, including debt and equity-related securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, its valuation process requires an analysis of various factors that might be considered in a hypothetical secondary market. The Company’s valuation methodology includes the examination of, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Unrealized depreciation is recorded when an investment has decreased in value, including: where collection of a loan is doubtful, there is an adverse change in the underlying collateral or operational performance, there is a change in the borrower’s ability to pay, or there are other factors that lead to a determination of a lower valuation for the debt or equity security. Conversely, unrealized appreciation is recorded when the investment has appreciated in value.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2010 (unaudited) and as of December 31, 2009:

		Investments at Fair Value as of June 30, 2010
(in thousands) Description	6/30/2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$367,775	$—	$—	$367,775
Senior debt-second lien	6,178	—	—	6,178
Preferred stock	24,968	—	—	24,968
Common stock	12,614	2,681	8,643	1,290
Warrants	19,986	—	6,284	13,702

	$431,521	$2,681	$14,927	$413,913

		Investments at Fair Value as of December 31, 2009
(in thousands) Description	12/31/2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$314,842	$—	$—	$314,842
Senior debt-second lien	6,060	—	—	6,060
Preferred stock	22,875	—	—	22,875
Common stock	12,210	1,986	8,451	1,773
Warrants	14,450	—	3,374	11,076

	$370,437	$1,986	$11,825	$356,626

The table below presents a reconciliation for all financial assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (unaudited) and for the year ended December 31, 2009.

(in thousands)	Balance, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, June 30, 2010
Senior Debt	$314,842	$465	$(4,578)	$(57,046)	$—	$367,775
Senior Debt-Second Lien	6,060	—	—	118	—	6,178
Preferred Stock	22,875	—	(965)	3,058	—	24,968
Common Stock	1,773	—	(15,520)	15,037	—	1,290
Warrants	11,076	(514)	4,160	—	(1,020)	13,702

Total	$356,626	$(49)	$(16,903)	$75,259	$(1,020)	$413,913

(in thousands)	Balance, January 1, 2009	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2009
Senior Debt	$534,230	$(27,192)	$4,698	$(196,894)	$—	$314,842
Senior Debt-Second Lien	5,824	—	—	236	—	6,060
Preferred Stock	21,249	(3,000)	4,373	661	(408)	22,875
Common Stock	1,894	(105)	(749)	1,204	(471)	1,773
Warrants	14,952	(1,150)	(4,116)	1,390	—	11,076

Total	$578,149	$(31,447)	$4,206	$(193,403)	$(879)	$356,626

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.

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

At June 30, 2010, the Company had investments in two portfolio companies deemed to be Control Investments. Approximately $831,000 and $158,000 in investment income was derived from our debt investments in these two Software and Internet Consumer and Business Services portfolio companies, respectively, during the three month period, and approximately $1.7 million and $315,000 during the six-month period. Approximately $2.5 million of realized gains related to Control Investments was recognized during the three and six-month periods ended June 30, 2010. The Company recognized net unrealized depreciation of approximately $6.9 million on control investments during the three and six-month periods ended June 30, 2010. As of June 30, 2009, no portfolio companies were deemed to be Control Investments.

At June 30, 2010, the Company had an investment in one portfolio company deemed to be an Affiliate. No income was derived from this investment as this is a non-income producing equity investment. At June 30, 2009, the Company had two portfolio companies deemed to be Affiliates.

Income derived from these investments was less than $500,000 since these investments became Affiliates. One company that was an Affiliate as of June 30, 2009 performed a capital raise in 2009 which resulted in our ownership percentage decreasing to less than 5% of the voting securities in the portfolio company. As a result, this portfolio company is no longer considered an Affiliate for reporting purposes. We recognized a realized loss of approximately $4.0 million in the second quarter of 2009 in a portfolio company that was an Affiliate prior to the disposal of the investment. During the six months ended June 30, 2010 and 2009, we recognized net unrealized appreciation of approximately $1.0 million and $4.2 million, respectively, related to Affiliates.

A summary of the composition of the Company’s investment portfolio as of June 30, 2010 (unaudited) and December 31, 2009 at fair value is shown as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$314,667	72.9%	$229,454	61.9%
Senior secured debt	72,974	16.9%	99,725	26.9%
Preferred stock	24,968	5.8%	22,875	6.2%
Senior debt-second lien with warrants	6,298	1.5%	6,173	1.7%
Common Stock	12,614	2.9%	12,210	3.3%

	$431,521	100.0%	$370,437	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2010 (unaudited) and as of December 31, 2009 is shown as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$398,860	92.5%	$344,984	93.1%
Canada	20,757	4.8%	21,567	5.8%
England	10,131	2.3%	—	0.0%
Israel	1,773	0.4%	1,310	0.4%
Netherlands	—	0.0%	2,576	0.7%

	$431,521	100.0%	$370,437	100.0%

The following table shows the fair value of our portfolio by industry sector at June 30, 2010 (unaudited) and December 31, 2009 (excluding unearned income):

	June 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$90,580	21.0%	$61,647	16.6%
Communications & Networking	58,054	13.5%	58,088	15.7%
Drug Discovery	52,571	12.2%	51,848	14.0%
Consumer & Business Products	52,213	12.0%	25,467	6.9%
Drug Delivery	35,451	8.2%	21,493	5.8%
Specialty Pharma	30,734	7.1%	25,193	6.8%
Information Services	26,182	6.1%	37,740	10.2%
Therapeutic	23,204	5.4%	13,470	3.6%
Electronics & Computer Hardware	15,301	3.5%	17,701	4.8%
Internet Consumer & Business Services	12,558	2.9%	20,352	5.5%
Diagnostic	9,612	2.2%	11,399	3.1%
Surgical Devices	9,418	2.2%	2,410	0.7%
Biotechnology Tools	6,555	1.5%	9,669	2.6%
Semiconductors	6,100	1.4%	11,481	3.1%
Media/Content/Info	1,973	0.5%	2,375	0.6%
Energy	1,285	0.3%	104	0.0%

	$431,521	100.0%	$370,437	100.0%

During the three and six-month periods ended June 30, 2010, the Company made investments in debt securities, including restructured loans totaling approximately $144.7 million and $248.1 million, respectively, and funded equity investments of approximately $1.7 million in the three and six-month periods ended June 30, 2010. During the three and six-month periods ended June 30, 2009, the Company made investments in debt securities totaling approximately $19.2 million and $67.8 million, respectively. The Company funded an equity investment of approximately $400,000 to one existing portfolio company in the three and six-month periods ended June 30, 2009.

During the three and six-month periods ended June 30, 2010, the Company recognized net realized gains of approximately $3.4 million and $3.6 million, respectively, from the sale of common stock in public companies, approximately $17,000 and $465,000 from mergers of private portfolio companies and realized losses of approximately $115,000 and $351,000, respectively, from equity, loan and warrant investments in portfolio companies that have been liquidated. During the three and six-month periods ended June 30, 2009, the Company recognized net realized gains of approximately $790,000 and $1.4 million, respectively, from the sale of common stock in public companies, approximately $70,000 and $118,000 from mergers of private portfolio companies and realized losses of approximately $5.0 million and $6.9 million, respectively, from equity, loan and warrant investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $4.9 million and $2.4 million of unamortized fees at June 30, 2010 and December 31, 2009, respectively, and approximately $6.9 million and $6.6 million in exit fees receivable at June 30, 2010 and December 31, 2009, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $581,000 and $1.2 million in PIK income in the three and six-month periods ended June 30, 2010, respectively. The Company recorded approximately $782,000 and $1.3 million in the same periods ended June 30, 2009, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2010, approximately 71.8% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 26.6% of portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1.6% of portfolio company loans had a second lien facility.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $142.2 million, compared to the carrying amount of $137.1 million as of June 30, 2010.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investment is discussed in Note 2.

4. Borrowings

Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”) and Deutsche Bank Securities which expired under normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $511,000 as of June 30, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of June 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With the Company’s net investment of $75.0 million in HT II as of June 30, 2010, HT II has the current capacity to issue a total of $150.0 million of SBA guaranteed debentures, of which $137.1 million was outstanding as of June 30, 2010. As of June 30, 2010, HT II had paid commitment fees of approximately $1.5 million. There is no assurance that HT II will be able to draw up to the maximum limit available under the SBIC program.

The American Recovery and Reinvestment Act of 2009 (the “Federal Stimulus Bill”) includes a provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of up to $75.0 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary).

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of June 30, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. With the Company’s net investment of $25.0 million in HT III as of June 30, 2010, HT III has the current capacity to issue a total of $25.0 million of SBA guaranteed debentures, subject to SBA approval. In order to have access to the remaining leverage, which would be subject to SBA approval, the Company would have to make an additional net investment of $12.5 million. HT III had no balance outstanding as of June 30, 2010. Currently, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT III will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBIC regulations. As of June 30, HT II could draw up to $12.9 million and HT III could draw up to $25.0 million of leverage from the SBA as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.11% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT II debentures that pooled on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended June 30, 2010 was approximately $132.3 million and the average interest rate was approximately 6.23%. No debentures were outstanding for HT III as of June 30, 2010. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Wells Facility

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50.0 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires in August 2011.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. The Company has paid a total of approximately $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at June 30, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitment exceeds $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at June 30, 2010.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At June 30, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

At June 30, 2010 (unaudited) and December 31, 2009, the Company had the following borrowing capacity and outstanding borrowings:

	June 30, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	137,100	150,000	130,600

Total	$295,000	$137,100	$200,000	$130,600

(1)	The Company has the ability to borrow $12.9 million and $25.0 million in SBA debentures under HT II and HT III, respectively.

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

For the quarter ended June 30, 2010, the Company declared a distribution of $0.20 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of its distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of June 30, 2010, approximately 87.6% would be from ordinary income and spill over earnings from 2009 and 12.4% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2010 distributions to shareholders will actually be.

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

Taxable income for the six-month period ended June 30, 2010 was approximately $12.0 million or $0.18 per share. Taxable net realized losses for the same period were $2.1 million or approximately $0.06 per share. Taxable income for the six-month period ended June 30, 2009 was approximately $20.8 million or $0.60 per share. Taxable net realized losses for the same period were approximately $4.5 million or $0.12 per share. In accordance with RIC distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2009 before the Company files its 2009 tax return in September 2010, and the Company must pay such dividends by December 31, 2010.

6. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In February 2010, the Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $35.0 million of its common stock. During the three and six-month periods ended June 30, 2010, the Company repurchased 377,708 and 402,833 shares of its common stock at a total cost of approximately $3.5 million and $3.7 million, respectively.

The Company has issued stock options and warrants subject to future issuance of common stock for a total of 5,137,752 and 4,924,405 common shares at June 30, 2010 and December 31, 2009, respectively.

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

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the six months ended June 30, 2010 and 2009 is as follows:

	For the Six Month Period Ended June 31,
	2010		2009
	Common Stock Options	Five-Year Warrants	Common Stock Options	Five-Year Warrants
Outstanding at Beginning of Period	4,924,405	—	3,931,527	10,692
Granted	360,750	—	1,188,500	—
Exercised	(109,885)	—	—	—
Cancelled	(37,518)	—	(221,352)	(10,692)

Outstanding at End of Period	5,137,752	—	4,898,675	—

Weighted-average exercise price	$10.81	$—	$10.72	$—

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2010, options for approximately 3.7 million shares were exercisable at a weighted average exercise price of approximately $12.02 per share with a weighted average remaining contractual term of 3.48 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the six-month periods ended June 30, 2010 and 2009 was approximately $1.5 million and $470,000 respectively. During the three-month periods ended June 30, 2010 and 2009, approximately $190,000 and $268,000 of share-based cost due to to stock option grants was expensed, respectively. During the six-month periods ended June 30, 2010 and 2009, approximately $361,000 and $519,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2010, there was approximately $2.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.4 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the six-month periods ended June 30, 2010 and 2009:

	2010	2009
Expected Volatility	46.39%	32% - 37%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.63% - 2.36%	1.77% - 2.19%

The following table summarizes stock options outstanding and exercisable at June 30, 2010:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.00 - $6.60	1,029,229	5.72	$5,146	$4.21	378,881	5.72	$1,894	$4.21
$6.70 - $10.39	416,236	6.48	46	9.73	86,877	5.98	5	9.73
$10.49 - $15.00	3,692,287	3.48	0	12.78	3,223,014	3.15	0	12.78

$4.00 - $15.00	5,137,752	4.18	$5,192	$10.81	3,688,772	3.48	$1,900	$12.02

During the six months ended June 30, 2010 and 2009, the Company granted approximately 491,500 and 311,500 shares respectively, of restricted stock pursuant to the Plans. Each restricted stock award granted in 2009 and 2010 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. The value of the restricted stock was determined to be the Company’s closing prices on March 16, 2010 and March 24, 2010, the date of the grants. During the three-month periods ended June 30, 2010 and 2009, the Company expensed approximately $584,000 and $269,000 of compensation expense related to restricted stock, respectively. During the six-month periods ended June 30, 2010, and 2009, the Company expensed approximately $871,000 and $470,000 related to restricted stock.

The Securities and Exchange Commission, through an Exemptive Order granted on June 22, 2010, approved amendments to the Equity Incentive Plan and the Non-Employee Director Plan which allows participants to elect to have the Company withhold shares of Hercules stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”). The Exemptive Order also permits the holders of restricted stock to elect to have the Company withhold shares of Hercules stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual can make, and does not preclude the participant from electing to make, a cash payment at the time of option exercise or to pay taxes on restricted stock.

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

Computation and reconciliation of change in net assets per common share are as follows:

	Three months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator
Net increase in net assets resulting from operations	$(4,630)	$(13,059)	$1,085	$(8,577)
Less: Dividends declared-common and restricted shares	(7,259)	(10,599)	(14,390)	(21,190)

Undistributed earnings	(11,889)	(23,658)	(13,305)	(29,767)

Undistributed earnings-common shares	(11,889)	(23,658)	(13,305)	(29,767)
Add: Dividend declared-common shares	7,090	10,449	14,123	20,963

Numerator for basic and diluted change in net assets per common share	(4,799)	(13,209)	818	(8,804)

Denominator
Basic weighted average common shares outstanding	35,260	34,632	35,266	33,702
Common shares issuable	—	—	777	—

Weighted average common shares outstanding assuming dilution	35,260	34,632	36,043	33,702
Change in net assets per common share
Basic	$(0.14)	$(0.38)	$0.02	$(0.26)
Diluted	$(0.14)	$(0.38)	$0.02	$(0.26)

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three and six-month periods ended June 30, 2010 and 2009 respectively, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 2.2 million and 2.0 million shares. For the three month period ended June 30, 2010 and the three and six-month periods ended June 30, 2009 approximately 847,000, 578,000 and 272,000 shares were anti-dilutive due to net assets decreasing during these periods as a result of operations.

9. Related-Party Transactions

In connection with the Company’s sales of public equity investments, during the three and six-month periods ended June 30, 2010, the Company paid JMP Securities LLC approximately $29,300 and $34,600 respectively, in brokerage commissions. The Company paid JMP Securities LLC approximately $22,000 and $37,000 for the three and six-month periods ended June 30, 2009.

10. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2010 (unaudited) and 2009:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollar in thousands, except per share amounts)

	Six Months Ended June 30,
	2010		2009
Per share data:
Net asset value at beginning of period	$10.29		$11.56
Net investment income	0.35		0.69
Net realized gain (loss) on investments	0.10		(0.16)
Net unrealized appreciation (depreciation) on investments	(0.43)		(0.79)

Total from investment operations	0.02		(0.26)

Net increase/(decrease) in net assets from capital share transactions	(0.15)		(0.43)
Distributions	(0.40)		(0.63)
Stock-based compensation expense included in investment income (1)	0.04		0.03

Net asset value at end of period	$9.80		$10.27

Ratios and supplemental data:
Per share market value at end of period	$9.21		$8.40
Total return	-12.71	% (2)	11.77	%(2)
Shares outstanding at end of period	35,972		35,453
Weighted average number of common shares outstanding	35,260		33,702
Net assets at end of period	$352,683		$364,233
Ratio of operating expense to average net assets (annualized)	7.64%		7.89%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	6.86%		12.17%
Average debt outstanding	$132,800		$165,749
Weighted average debt per common share	$3.77		$4.92
Portfolio turnover	1.64%		0.64%

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

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at June 30, 2010 totaled approximately $99.2 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $143.2 million of non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $260,000 and $498,000 during the three and six-month periods ended June 30, 2010, respectively. There was approximately $253,000 and $504,000 of rent expenses recorded in the same periods ended June 30, 2009.

Future commitments under the credit facility and operating leases as of June 30, 2010 (unaudited) were as follows:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)	$137,100	—	—	—	$137,100
Operating Lease Obligations (4)	3,954	1,210	2,402	342	—

Total	$141,054	$1,210	$2,402	$342	$137,100

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation obligation with Citigroup. See Note 4.
(3)	Includes borrowings under the Wells Facility, the Union Bank Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility or the Union Bank Facility at June 30, 2010.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165—Subsequent Events , which was subsequently included in ASC Topic 855—Subsequent Events, or ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance during the quarter ended June 30, 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management is currently evaluating the impact of the Level 3 disclosure requirement on our consolidated financial statements of adopting ASU 2010-06.

13. Subsequent Events

The Board of Directors declared a cash dividend of $0.20 per share that will be payable on September 17, 2010 to shareholders of record as of August 12, 2010. This dividend would represent the Company’s twentieth consecutive dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $5.61 per share.

In August 2010, Horizon Pharma, Inc., formerly Horizon Therapeutics Inc., filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of shares of its common stock. All shares of the common stock to be sold in the offering will be offered by the company.

As of August 5, 2010, Hercules closed $52.0 million of commitments in the third quarter as previously announced. Additionally, Hercules has $62.2 million in pending commitments.

As of August 5, 2010, Hercules entered into approximately $367.5 million in closed and pending commitments (signed term sheets) since the beginning of the year. This breaks down as follows:

2010 Closed Commitments and Pending Commitments (in millions)

1st Half 2010 Closed Commitments(a)	$253.3
Q3 Closed Debt Commitments (as of August 5, 2010)	$52.0
Total 2010 Closed Commitments(b)	$305.3
Pending Commitments (as of August 5, 2010)(c)	$62.2
Total	$367.5
(a).	1st half 2010 closed commitments excludes $59.2 million of credit restructures and renewals
(b).	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close
(c).	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements

In July 2010, the NASDAQ granted Infologix’s request for an extension of time to regain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on the NASDAQ Stock Market. The extension granted by the NASDAQ requires, among other things, the occurrence of certain events by August 15, 2010 and Infologix’s ability to regain compliance with all the requirements for continued listing on the NASDAQ by October 18, 2010. There can be no assurance that the Company will be able to comply with this decision. Our ability to divest ourselves of our equity investments in Infologix is at risk if the Company does not resolve the matter with the NASDAQ.

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

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of companies active in the technology, clean technology, and life science industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. Since 2007, our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and lower middle market companies. We have also historically focused our Investment Company Activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

Portfolio and Investment Company Activity

The total value of our investment portfolio was $431.5 million at June 30, 2010 as compared to $370.4 million at December 31, 2009. During the three and six-month periods ended June 30, 2010 we made debt commitments totaling $215.7 million and $309.2 million and funded approximately $143.0 million and $230.3 million, respectively. Debt commitments for the six-month period ended June 30, 2010 included commitments of approximately $211.1 million to fourteen new portfolio companies and $98.1 million to fourteen existing companies. During the three and six-month periods ended June 30, 2010 we made and funded equity commitments of $1.7 million and $2.84 million to five and six companies, respectively. These commitments further diversify our portfolio by stage and industry sector. During the three and six-month periods ended June 30, 2009, we made debt commitments totaling $73.8 million and $134.8 million and funded approximately $19.6 million and $68.2 million, respectively. During the three and six-month periods ended June 30, 2009, we made an equity investment of approximately $400,000 in one existing portfolio company. At June 30, 2010, we had unfunded contractual commitments of $99.2 million to nineteen portfolio companies. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we had approximately $143.2 million of non-binding term sheets outstanding to eight new companies at June 30, 2010. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at June 30, 2010 was approximately $374.0 million, compared to a fair value of approximately $411.7 million at June 30, 2009. The fair value of the equity portfolio at June 30, 2010 and 2009 was approximately $37.6 million and $25.4 million, respectively. The fair value of our warrant portfolio at June 30, 2010 and 2009 was approximately $20.0 million and $15.3 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the six-month period ended June 30, 2010, we received normal principal amortization repayments of $48.2 million, and early repayments and working line of credit pay-downs totaling $109.3 million. Total portfolio Investment Company Activity (exclusive of unearned income) as of the six-month periods ended June 30, 2010 and 2009 is as follows:

(in millions)	June 30, 2010	June 30, 2009
Beginning Portfolio	$370.4	$581.3
Purchase of debt investments	231.3	68.2
Equity Investments	2.8	0.4
Sale of Investments	(4.0)	(7.9)
Principal payments received on investments	(48.2)	(62.0)
Early pay-offs and recoveries	(109.3)	(105.5)
Accretion of loan discounts and paid-in-kind principal	3.1	4.5
Net change in unrealized depreciation in investments	(14.6)	(26.6)

Ending Portfolio	$431.5	$452.4

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

	June 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$314,667	72.9%	$229,454	61.9%
Senior secured debt	72,974	16.9%	99,725	26.9%
Preferred stock	24,968	5.8%	22,875	6.2%
Senior debt-second lien with warrants	6,298	1.5%	6,173	1.7%
Common Stock	12,614	2.9%	12,210	3.3%

	$431,521	100.0%	$370,437	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	June 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$398,860	92.5%	$344,984	93.1%
Canada	20,757	4.8%	21,567	5.8%
England	10,131	2.3%	—	0.0%
Israel	1,773	0.4%	1,310	0.4%
Netherlands	—	0.0%	2,576	0.7%

	$431,521	100.0%	$370,437	100.0%

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

At June 30, 2010, we had investments in two portfolio companies deemed to be Control Investments. Approximately $831,000 and $158,000 in investment income was derived from our debt investments in these two Software and Internet Consumer and Business Services portfolio companies during the three month period, and approximately $1.7 million and $315,000 during the six-month period. Approximately $2.5 million of realized losses related to Control Investments were recognized during the three and six-month periods ended June 30, 2010. We recognized net unrealized depreciation of approximately $6.9 million on control investments during the three and six-month periods ended June 30, 2010. During the six-month period ended June 30, 2009, no portfolio companies were deemed to be Control Investments.

We currently hold a controlling interest in the following two portfolio companies:

•

InfoLogix, Inc., a public company, is a provider of enterprise mobility and radio frequency identification (RFID) solutions. Our investment in InfoLogix represents 5.9% and 8.7% of our total investments at cost and value, respectively at June 30, 2010. We currently have a greater than 60% equity interest in InfoLogix and have representation on its board of directors. We also have a total debt investment of approximately $26.5 million at fair value in InfoLogix. On July 8, 2010, the NASDAQ granted Infologix’s request for an extension of time to regain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on the NASDAQ Stock Market. The extension granted by the NASDAQ requires, among other things, the occurrence of certain events by August 15, 2010 and Infologix’s ability to regain compliance with all the requirements for continued listing on the NASDAQ by October 18, 2010. There can be no assurances that the Company will be able to comply with this decision. Our ability to divest ourselves of our equity investment in InfoLogix is at risk if the company does not resolve the matter with the Nasdaq Stock Market. We recognized approximately $1.6 million in interest and fee income from InfoLogix during the six-month period ended June 30, 2010. Our financial results could be negatively affected if any of our Control Investments encounter financial difficulty and fail to repay their obligations or to perform as expected.

•

Spa Chakra is a premier spa operator. Our investment in Spa Chakra represents 3.9% and 0.0% of our total investments at cost and value, respectively, at June 30, 2010. We currently own 100% of the outstanding stock in Spa Chakra and control its board of directors. In the first quarter of 2010, Hercules converted its debt position into an equity position. As of June 30, 2010 we value both our debt and equity investments at zero. We recorded unrealized losses of approximately $13.1 million on our debt and equity investments and recognized approximately $315,000 in income from Spa Chakra during the six-month period ended June 30, 2010. During the three months ended June 30, 2010, we wrote down our investment in Spa Chakra to zero due to performance and concerns regarding long-term consumer spending.

At June 30, 2010 we had an investment in one portfolio company deemed to be an Affiliate. Income derived from this investment was zero, as this is a non-income producing equity investment. At June 30, 2009, we had investments in two portfolio companies deemed to be affiliates. Income derived from these investments was less than $500,000 since these investments became affiliates. We recognized a realized loss of approximately $4.0 million during the three and six-month periods ended June 30, 2009 in a portfolio company that was an affiliate prior to the disposal of the investment.

The following table shows the fair value of our portfolio by industry sector at June 30, 2010 and December 31, 2009 (excluding unearned income):

	June 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$90,580	21.0%	$61,647	16.6%
Communications & Networking	58,054	13.5%	58,088	15.7%
Drug Discovery	52,571	12.2%	51,848	14.0%
Consumer & Business Products	52,213	12.0%	25,467	6.9%
Drug Delivery	35,451	8.2%	21,493	5.8%
Specialty Pharma	30,734	7.1%	25,193	6.8%
Information Services	26,182	6.1%	37,740	10.2%
Therapeutic	23,204	5.4%	13,470	3.6%
Electronics & Computer Hardware	15,031	3.5%	17,701	4.8%
Internet Consumer & Business Services	12,558	2.9%	20,352	5.5%
Diagnostic	9,612	2.2%	11,399	3.1%
Surgical Devices	9,418	2.2%	2,410	0.7%
Biotechnology Tools	6,555	1.5%	9,669	2.6%
Semiconductors	6,100	1.4%	11,481	3.1%
Media/Content/Info	1,973	0.5%	2,375	0.6%
Energy	1,285	0.3%	104	0.0%

	$431,521	100.0%	$370,437	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$58,416	15.6%	$15,777	4.9%
2	207,750	55.6%	147,520	46.0%
3	67,837	18.1%	108,716	33.9%
4	39,179	10.5%	38,384	12.0%
5	771	0.2%	10,505	3.2%

	$373,953	100.0%	$320,902	100.0%

As of June 30, 2010, our investments had a weighted average investment grading of 2.33 as compared to 2.70 at December 31, 2009. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At June 30, 2010, 5 portfolio companies were graded 3, 4 portfolio companies were graded 4, and 4 portfolio companies were graded 5 as compared to 17 portfolio companies that were graded 3, 4 portfolio companies that were graded 4 and 5 portfolio companies that were graded 5 at December 31, 2009. The improvement in investment grading for the period ended June 30, 2010 was driven in part by meaningful progress in the economy and among our portfolio companies, many of which have experienced improved operating performance and greater access to the venture capital market as they secure new equity financings.

At June 30, 2010, there were three portfolio companies on non-accrual status with a fair value of approximately $58,000. There were five loans on non-accrual status as of December 31, 2009 with a fair value of approximately $10.5 million. The significant decrease in this balance is related to the conversion of Spa Chakra debt to equity during the first quarter of 2010. In general, interest is not accrued on loans and debt securities if we have doubt about interest collection or where the enterprise value of the portfolio company may not support further accrual. To the extent interest payments are received on a loan that is not accruing interest, we may use such payments to reduce our cost basis in the investment in lieu of recognizing interest income.

The effective yield on our debt investments for the six month periods ended June 30, 2010 and 2009 was 14.5% and 16.1%, respectively. This decline is related to the lower weighed average balance of low yielding cash reserves relative to the higher yielding weighted average balance in the debt portfolio during the six month period ended June 30, 2009 relative to the same period ended 2010.

The overall weighted average yield to maturity of our loan obligations was approximately 13.6% at June 30, 2010 and December 31, 2009. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $30.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from PRIME to 18% as of June 30, 2010. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At June 30, 2010, approximately 71.8% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 26.6% of portfolio company loans were prohibited from pledging or encumbering their intellectual property and 1.6% of portfolio company loans had a second lien facility. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of June 30, 2010, we held warrants in 86 technology and life science portfolio companies, with a fair value of approximately $20.0 million. These warrant holdings would require us to invest approximately $62.0 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three and Six-Month Periods Ended June 30, 2010 and 2009

Operating Income

Interest income totaled approximately $12.8 and $24.0 million for the three and six-month periods ended June 30, 2010, compared with $15.9 million and $33.8 million for the three and six-month periods ended June 30, 2009, respectively. Income from commitment, facility and loan related fees totaled approximately $1.7 million and $3.0 million for the three and six-month periods ended June 30, 2010, compared with $3.6 million and $6.1 million for the same periods ended June 30, 2009, respectively. The decreases in interest income and income from commitment, facility and loan related fees are the result of a reduction in accelerated one-time and restructuring fees, attributable to significant improvement in credit performance in the portfolio and due to a lower average interest earning investment portfolio.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $7.6 million and $7.7 million during the three month periods ended June 30, 2010 and 2009, respectively. Operating expenses totaled approximately $14.5 million and $16.6 million for the six-month periods ended June 30, 2009 and 2010, respectively.

Interest and fees totaled approximately $2.4 million during the three month periods ended June 30, 2010 and 2009 and $4.7 million and $6.5 million for the six-month periods ended June 30, 2009 and 2010, respectively. This $1.8 million year over year decrease is primarily attributable to the interest expense and one time fees on the Citigroup Credit Facility that was paid off in full in March of 2009.

General and administrative expenses include legal, consulting and accounting fees, insurance premiums, rent, workout and various other expenses. Expenses decreased to $1.7 million from $1.9 million for the three month periods ended June 30, 2010 and 2009, respectively, primarily due to lower workout related expenses. Expenses increased to $3.5 million from $3.3 million for the six-month periods ended June 30, 2010 and 2009, respectively, primarily due to higher recruiting expenses offset by lower accounting and public reporting related expenses.

Employee compensation and benefits totaled approximately $2.9 million and $2.8 million during the three month periods ended June 30, 2010 and 2009 and $5.1 million and $5.7 million for the six-month periods ended June 30, 2010 and 2009, respectively. This decrease is primarily due to a lower bonus accrual during the six-month period ended June 30, 2010 as compared to the same period of 2009. Stock-based compensation totaled approximately $750,000 and $516,000 during the three month periods ended June 30, 2010 and 2009 and $1.2 million and $948,000 for the six-month periods ended June 30, 2010 and 2009, respectively. These increases were due to the expense on restricted stock grants issued in the first quarter of 2010.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.19 for the quarter ended June 30, 2010 compared to $0.34 per share in the quarter ended June 30, 2009. Net investment income before investment gains and losses for the three and six-month periods ended June 30, 2010 totaled $6.9 million and $12.5 million as compared to $11.8 million and $23.4 million in the three and six-month periods ended June 30, 2009. The changes are made up of the items described above under “Operating Income” and “Operating Expenses.”

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

During the three months ended June 30, 2010, we recognized net realized gains of approximately $3.4 million from the sale of common stock in its public portfolio companies, approximately $17,000 from mergers of private portfolio companies and realized losses of approximately $115,000 from equity and warrant investments in portfolio companies that have been liquidated. During the three months ended June 30, 2009, we recognized realized gains of approximately $872,000 from the sale of common stock of two biotech companies and one drug discovery company. We recognized realized losses on loans, equity and warrants of approximately $5.1 million from the investment exit from two software companies and one communication and networking company for the same period ended June 30, 2009.

The high level of loan repayments we experienced throughout the quarter ended June 30, 2010 occurred at the beginning of the quarter, while the increase in investment origination activity we experienced during the quarter occurred at the end of the quarter.

A summary of realized gains and losses for the three and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
( in millions)
Realized gains	$3.5	$0.9	$4.4	$1.5
Realized losses	(0.1)	(5.1)	(0.6)	(6.8)

Net realized gains (losses)	$3.4	$(4.2)	$3.8	$(5.3)

During the three and six-months ended June 30, 2010, net unrealized depreciation totaled approximately $14.9 million and $15.1 million. During the same periods ending June 30, 2009 net unrealized depreciation totaled approximately $20.7 million and $26.6 million, respectively. The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. This net unrealized depreciation was primarily comprised of decreases in the carrying value of our portfolio companies due to company performance and market conditions. For the three month period ended June 30, 2010 approximately $8.1 million of the net depreciation recognized was attributable to debt investments in our portfolio companies. The remaining depreciation was attributable to depreciation of approximately $7.1 million equity investments and approximately $200,000 of other invested assets offset by approximately $630,000 of appreciation in investments in warrants held in our portfolio companies. As of June 30, 2010, the net unrealized appreciation recognized by the Company was increased by approximately $81,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

The following table itemizes the change in net unrealized depreciation of investments for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010		2009
(in thousands)	Companies	Amount	Companies	Amount
Gross unrealized appreciation on portfolio investments	31	$11,207		$8,445
Gross unrealized depreciation on portfolio investments	41	(25,220)		(33,984)
Reversal of prior period net unrealized appreciation upon realization		(918)		(342)
Reversal of prior period net unrealized depreciation upon realization		160		5,257
Citigroup Warrant Participation		(81)		(70)

Net unrealized appreciation(depreciation) on portfolio investments		$(14,852)		$(20,694)

	Six Months Ended June 30,
	2010		2009
(in thousands)	Companies	Amount	Companies	Amount
Gross unrealized appreciation on portfolio investments	34	$21,804		$12,620
Gross unrealized depreciation on portfolio investments	46	(37,043)		(45,402)
Reversal of prior period net unrealized appreciation upon realization		10		(1,042)
Reversal of prior period net unrealized depreciation upon realization		160		7,249
Citigroup Warrant Participation		(43)		(50)

Net unrealized appreciation(depreciation) on portfolio investments		$(15,112)		$(26,625)

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three months ended June 30, 2010, the net decrease in net assets resulting from operations totaled approximately $4.6 million and for the six months ended June 30, 2010, the net increase in net assets resulting from operations totaled approximately $1.1 million. For the three and six months ended June 30, 2009, the net decrease in net assets resulting from operations totaled approximately $13.1 million and $8.6 million, respectively. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share for the three and six-month periods ended June 30, 2010 was $(0.14) and $0.02, respectively, as compared to basic and fully diluted change in net assets per common share of $(0.38) and $(0.26) for the three and six-month periods ended June 30, 2009, respectively.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2010, we had approximately $52.8 million in cash and cash equivalents and available borrowing capacity of approximately $50.0 million under the Wells Facility, $20.0 million under the Union Bank Facility and $87.9 million under the SBA program, subject to existing terms and advance rates. We primarily invest cash on hand in interest bearing deposit accounts.

As of June 30, 2010, net assets totaled $352.7 million, with a net asset value per share of $9.80. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2010 Annual Shareholder Meeting held on June 9, 2010, our shareholders authorized the Company, with the approval of its Board of Directors, to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of its common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available in the near term given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of June 30, 2010 was significantly above the required asset coverage ratio, excluding SBA leverage.

At June 30, 2010 and December 31, 2009, we had the following borrowing capacity and outstanding amounts:

	June 30, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	137,100	150,000	130,600

Total	$295,000	$137,100	$200,000	$130,600

(1)	The Company has the ability to borrow $12.9 million and $25.0 million in SBA debentures under HT II and HT III, respectively.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. The Company is the sole limited partner of HT II and HT III and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II is our wholly owned subsidiary.

With our net investment of $75.0 million in HT II as of June 30, 2010, HT II has the current capacity to issue a total of $150.0 million of SBA guaranteed debentures, of which $137.1 million was outstanding. As of June 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of June 30, 2010, we hold investments in HT II in 51 companies with a fair value of approximately $178.1 million. HT II’s portfolio accounted for approximately 41.3% of our total portfolio at June 30, 2010.

As of June 30, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. With our net investment of $25.0 million in HT III as of June 30, 2010, HT III has the current capacity to issue a total of $25.0 million of SBA guaranteed debentures, subject to SBA drawdown approval. HT III has the current capacity to issue a total of $25.0 million of SBA guaranteed debentures, subject to SBA drawdown approval. In order to have access to the remaining leverage, which would be subject to SBA drawdown approval, the Company would have to make an additional net investment of $12.5 million. HT III had no balance outstanding as of June 30, 2010. As of June 30, 2010, we hold investments in HT III in three companies with a fair value of approximately $22.6 million. HT III’s portfolio accounted for approximately 5.2% of our total portfolio at June 30, 2010.

Current Market Conditions

The U.S. capital and credit markets have been experiencing disruption and volatility since the summer of 2008 as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of many major financial institutions. These events have contributed to a severe economic contraction that is materially and adversely impacting the broader financial and credit markets and reducing the availability of credit and equity capital for the markets as a whole and financial services firms in particular, including us.

At the same time, the venture capital market for the technology-related companies in which we invest has been active but at reduced investment activity levels. Therefore, to the extent we have capital available; we believe this is an opportune time to invest in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for the remainder of 2010 as the economic environment recovers from the recession of the past 18 months. Due to the economic slowdown and reduced venture capital investment activity in 2009, we determined that was prudent to substantially curtail new investment activity in 2009 in order to have working capital available to support our existing portfolio companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

Despite the current capital market disruption and recession, we continue to see a steady pace of new investments by venture capitalists. As a result of this favorable level of venture capital investment activities, we are experiencing an increase in new investment origination activities which commenced in the fourth quarter of 2009 and into 2010, and would expect it to continue to the extent the venture capital community continues to accelerate its own pace of new investments. We are encouraged by signs of an improving economy, including improved valuations and higher levels of liquidity for our portfolio companies, increased investment activity from venture capitalists and the opening of the IPO marketplace. As a result, we have once again commenced making investments in new and existing portfolio companies. To the extent that we are able, we intend to continue to seek new investment opportunities; however, we remain cautious in our investment and credit management strategies as the pace of economic recovery continues to improve.

We periodically review and assess investment portfolio acquisition opportunities of target companies that would be accretive to us. In the future, we may determine to acquire such portfolios which could affect our liquidity position and necessitate our need to raise additional capital to fund our growth.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our origination activity unfunded commitments may be significant from time to time. As of June 30, 2010, we had unfunded commitments of approximately $99.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cashflow from normal and early principal repayments, SBA debentures and our Wells Facility and our Union Bank Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $143.2 million of non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2010:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)	$137,100	—	—	—	$137,100
Operating Lease Obligations (4)	3,954	1,210	2,402	342	—

Total	$141,054	$1,210	$2,402	$342	$137,100

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation obligation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Wells Facility and the SBA debentures.
(4)	Long-term facility leases.

Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under the normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $511,000 as of June 30, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II and on May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150 million, subject to periodic adjustments by the SBA. With our net investment of $75.0 million in HT II as of June 30, 2010, HT II has the current capacity to issue up to a total of $150 million of SBA guaranteed debentures, of which $137.1 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.5 million. As of June 30, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. With our net investment of $25.0 million in HT III as of June 30, 2010, HT III has the current capacity to issue a total of $25.0 million of SBA guaranteed debentures, subject to SBA approval. In order to have access to the remaining leverage, which would be subject to SBA approval, the Company would have to make an additional net investment of $12.5 million. HT III had no balance outstanding as of June 30, 2010. Currently, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. As of June 30, 2010, HT II could draw up to $12.9 million and HT III could draw up to $25.0 million of additional leverage from the SBA, as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.11% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT II debentures that pooled on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for HT II for the three months ended June 30, 2010 was approximately $132.3 million and the average interest rate was approximately 6.23%. No debentures were outstanding for HT III as of June 30, 2010. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Wells Facility

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. We continue to be in discussions with various other potential lenders to join the facility; however, there is no assurance that additional lenders may join the facility. The Wells Facility expires in August 2011.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. We have paid a total of $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at June 30, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeds $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2010.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At June 30, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

At June 30, 2010 and December 31, 2009, the Company had the following borrowing capacity and outstanding borrowings:

	June 30, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding

Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	137,100	150,000	130,600

Total	$295,000	$137,100	$200,000	$130,600

(1)	We have the ability to borrow $12.9 million and $25.0 million in SBA debentures under HT II and HT III, respectively.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200
August 2, 2010	August 12, 2010	September 17, 2010	0.200

			$5.605

*	Dividend paid in cash and stock.

On August 2, 2010, the Board of Directors announced a cash dividend of $0.20 per share to be paid on September 17, 2010 to shareholders on record as of August 12, 2010. This is the Company’s twentieth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $5.61 per share.

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2010, approximately 90% would be from ordinary income and spill over earnings from 2009 and approximately 10% would be a return of capital. However there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2010 distributions to stockholders will actually be.

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

At June 30, 2010 approximately 87% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Income Recognition.

Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2010, we had three portfolio companies on non-accrual status with a fair value of approximately $58,000. There were four loans on non-accrual status with a fair value of approximately $6.0 million as of June 30, 2009.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month periods ended June 30, 2010 and 2009, approximately $1.8 million and $2.4 million, respectively in PIK and end of term income was recorded. There was approximately $3.5 million and $4.6 million in PIK and end of term income recorded for the six-month periods ended June 30, 2010 and 2009, respectively.

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

Federal Income Taxes.

We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98% of our capital gain net income for each one year period ending on October 31. At December 31, 2009, no excise tax was recorded. At December 31, 2008, we recorded a liability for excise tax of approximately $203,000 on income and capital gains of approximately $5.0 million which was distributed in 2009. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Subsequent Events

The Board of Directors declared a cash dividend of $0.20 per share that will be payable on September 17, 2010 to shareholders of record as of August 12, 2010. This dividend would represent the Company’s twentieth consecutive dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $5.61 per share.

In August 2010, Horizon Pharma, Inc., formerly Horizon Therapeutics Inc., filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) relating to a proposed initial public offering of shares of its common stock. All shares of the common stock to be sold in the offering will be offered by the company.

As of August 5, 2010, Hercules closed $52.0 million of commitments in the third quarter as previously announced. Additionally, Hercules has $62.2 million in pending commitments.

As of August 5, 2010, Hercules entered into approximately $367.5 million in closed and pending commitments (signed term sheets) since the beginning of the year. This breaks down as follows:

2010 Closed Commitments and Pending Commitments (in millions)

1st Half 2010 Closed Commitments(a)	$253.3
Q3 Closed Debt Commitments (as of August 5, 2010)	$52.0
Total 2010 Closed Commitments(b)	$305.3
Pending Commitments (as of August 5, 2010)(c)	$62.2
Total	$367.5
(a).	1st half 2010 closed commitments excludes $59.2 million of credit restructures and renewals
(b).	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close
(c).	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements

In July 2010, the NASDAQ granted Infologix’s request for an extension of time to regain compliance with the $2.5 million minimum stockholders’ equity requirement for continued listing on the NASDAQ Stock Market. The extension granted by the NASDAQ requires, among other things, the occurrence of certain events by August 15, 2010 and Infologix’s ability to regain compliance with all the requirements for continued listing on the NASDAQ by October 18, 2010. There can be no assurances that the Company will be able to comply with this decision. Our ability to divest ourselves of our equity investments in InfoLogix is at risk if the company does not resolve the matter with the NASDAQ.

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

As of June 30, 2010, approximately 80.2% of our portfolio loans were at floating rates or floating with a floor and 19.8% of our loans were at fixed rates. Over time additional investments may be at floating rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR.

Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 4.11% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on HT II debentures that pooled on September 23, 2009 was 0.406%. The annual fees on other debentures have been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no borrowings outstanding under this facility at June 30, 2010. The facility expires in August 2011.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. The Union Bank Facility requires the payment of a unused fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at June 30, 2010.

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

At June 30, 2010, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Since late 2007, and particularly since mid-2008, the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. Initially, these market conditions were triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. During this period of disruption, the global markets were characterized by substantially increased volatility, short-selling and an overall loss of investor confidence. While recent economic indicators have shown modest improvements in the capital markets, these indicators could worsen. In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity and extreme volatility in fixed-income, credit, currency and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on our business.

Despite the capital market disruption and recession, we continue to see a steady pace of new investments by venture capitalists. As a result of this favorable level of venture capital investment activities, we continue to experience an increase in new investment origination activities which commenced in the fourth quarter of 2009 and has continued throughout 2010, and we would expect it to continue as the venture capital community continues to accelerate its own pace of new investments. To the extent that we are able, we intend to continue to seek new investment opportunities; however, we remain cautious in our investment and credit management strategies as the pace of economic recovery continues to improve.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2010 that represent greater than 5% of net assets:

	June 30, 2010
(in thousands)	Fair Value	Percentage of Net Assets
Infologix, Inc.	$37,904	10.75%
Unify Corp.	27,999	7.94%
Aveo Pharmaceuticals	25,456	7.22%
Velocity Technology Solutions	24,643	6.99%
Labopharm, Inc.	20,051	5.69%
Tectura Corp.	18,708	5.30%

InfoLogix, Inc. is a provider of enterprise mobility and radio frequency identification (RFID) solutions. The Company provides these solutions to its customers by utilizing a combination of products and services, including consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure. At June 30, 2010 we owned a controlling interest in this portfolio company.

Unify Corporation is a global provider of application development, data management and migration solutions.

Aveo Pharmaceuticals is a biopharmaceutical company dedicated to the discovery and development of new, targeted cancer therapeutics.

Velocity Technology Solutions manages, hosts, and provides systems integration services for companies that outsource enterprise software support.

Labopharm, Inc. is a specialty pharmaceutical company that, together with its subsidiaries, develops drugs using its proprietary controlled-release technologies.

Tectura Corporation is an IT services firm that specializes in Microsoft Business Solutions applications.

Our financial results could be negatively affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and Investment Company Activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

As of June 30, 2010, we had no outstanding borrowings under the Wells Facility or the Union Bank Facility and $137.1 million under the SBA debenture program.

As of June 30, 2010, we have been unable to secure additional lenders under our Wells Facility. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act institutes a wide range of reforms that will have an impact on all financial institutions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future. Accordingly, we cannot predict the effect the Act or its implementing regulations will have on our business, results of operations or financial condition.

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

The continuing unprecedented declines in prices and liquidity in the capital markets have resulted in some net unrealized depreciation in our portfolio. As of June 30, 2010, conditions in the public and private debt and equity markets had continued to deteriorate and pricing levels continued to decline. While the U.S. government has acted to restore liquidity and stability to the financial system, there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. As a result, in the future, depending on market conditions, we could incur substantial realized losses and may suffer substantial unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

If we conduct an offering of our common stock at a price below net asset value, investors are likely to incur immediate dilution upon the closing of the offering.

At our Annual Meeting of Stockholders on June 9, 2010, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to Board approval of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stocks at a price below our net asset value during six months ended June 30, 2010.

Current levels of market volatility are high. Our common stock price has been and continues to be volatile and may decrease substantially.

The capital and credit market have been experiencing volatility and disruption for more than 18 months. Although the U.S. government has acted to restore liquidity and stability to the financial system, there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

We issued a total of approximately 73,000 shares of common stock under our dividend reinvestment plan during the three months ended June 30, 2010. This issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was approximately $9.73.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 9, 2010	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez Chairman, President, and Chief Executive Officer

Dated: August 9, 2010	/S/ DAVID M. LUND
David M. Lund Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002