Form 10-Q
period 2010-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2010-11-04
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 4, 2010, there were 36,170,811 shares outstanding of the Registrant’s common stock, $0.001 par value.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-Q TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

In this Quarterly Report, the “Company,” “Hercules,” “we,” “us” and “our” refer to Hercules Technology Growth Capital, Inc. and its wholly owned subsidiaries and its affiliated securitization trusts unless the context otherwise requires.

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(Unaudited—dollars in thousands, except per share data)

	September 30, 2010 (unaudited)	December 31, 2009
Assets
Investments:
Non-affiliate investments (cost of $397,925 and $353,648, respectively)	$370,720	$335,979
Affiliate investments (cost of $2,880 and $2,880, respectively)	2,846	2,274
Control investments (cost of $26,992 and $23,823, respectively)	33,935	32,184

Total investments, at value (cost of $427,796 and $380,351 respectively)	407,501	370,437
Deferred loan origination revenue	(5,033)	(2,425)
Cash and cash equivalents	83,011	124,828
Interest receivable	11,512	10,309
Other assets	7,291	5,818

Total assets	504,282	508,967

Liabilities
Accounts payable and accrued liabilities	5,733	11,852
Long-term SBA Debentures	160,000	130,600

Total liabilities	165,733	142,452

Net assets	$338,549	$366,515

Net assets consist of:
Common stock, par value	$36	$35
Capital in excess of par value	409,389	409,036
Unrealized appreciation (depreciation) on investments	(22,247)	(10,028)
Accumulated realized gains (losses) on investments	(43,273)	(28,129)
Distributions in excess of investment income	(5,356)	(4,399)

Total net assets	$338,549	$366,515

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	36,158	35,634

Net asset value per share	$9.36	$10.29

See Notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$920
		Preferred Stock Warrants		35	181
		Preferred Stock Warrants		39	95
		Preferred Stock		1,341	2,316

Total Acceleron Pharmaceuticals, Inc.				1,484	3,512

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	24,517	24,517
		Preferred Stock Warrants		190	426
		Preferred Stock Warrants		104	103
		Preferred Stock Warrants		24	37
		Preferred Stock Warrants		288	398
		Preferred Stock Warrants		288	398

Total Aveo Pharmaceuticals, Inc.				25,411	25,879

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures July 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$5,355	5,259	5,259
		Preferred Stock Warrants		206	164
		Preferred Stock Warrants		31	29
		Preferred Stock Warrants		28	22
		Preferred Stock		503	503

Total Dicerna Pharmaceuticals, Inc.				6,027	5,977

Elixir Pharmaceuticals, Inc (8)	Drug Discovery	Senior Debt Matures October 2011 Interest rate Prime + 9.25% or Floor rate of 12.5%	$6,531	6,531	—
		Preferred Stock Warrants		217	—

Total Elixir Pharmaceuticals, Inc.				6,748	—

EpiCept Corporation	Drug Discovery	Common Stock Warrants		4	42
		Common Stock Warrants		40	4

Total EpiCept Corporation				44	46

Horizon Therapeutics, Inc.	Drug Discovery	Preferred Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				231	—

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	113
		Preferred Stock		2,000	1,470

Total Merrimack Pharmaceuticals, Inc.				2,155	1,583

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	122
		Preferred Stock		1,000	999

Total Paratek Pharmaceuticals, Inc.				1,137	1,121

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
PolyMedix, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$10,000	$9,618	$9,618
		Preferred Stock Warrants		480	268

Total PolyMedix, Inc.				10,098	9,886

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$2,916	2,916	2,916
		Preferred Stock Warrants		152	441

Total Portola Pharmaceuticals, Inc.				3,068	3,357

Total Drug Discovery (15.17%)*				57,903	51,361

Affinity Videonet, Inc (4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 8.75% or Floor rate of 12.00%	$1,685	1,736	1,736
		Senior Debt
		Matures June 2012 Interest rate Prime + 14.75% or Floor rate of 18.00%	$2,000	2,084	2,084
		Revolving Line of Credit
		Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	500	500
		Preferred Stock Warrants		102	166

Total Affinity Videonet, Inc.				4,422	4,486

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock		2,880	2,846

Total E-Band Communications, Corp.				2,880	2,846

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$2,779	2,779	2,779
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				2,896	2,779

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.125%	$5,185	5,114	5,114
		Preferred Stock Warrants		102	94

Total Intelepeer, Inc.				5,216	5,208

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	39
		Preferred Stock		250	225

Total Neonova Holding Company				344	264

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Opsource, Inc.(4)	Communications & Networking	Senior Debt Matures June 2013 Interest rate Prime + 7.75% or Floor rate of 11.00%	$5,000	$4,811	$4,811
		Revolving Line of Credit Matures June 2011 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,500	1,500	1,500
		Preferred Stock Warrants		222	208

Total Opsource, Inc.				6,533	6,519

PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$3,000	2,951	2,951
		Preferred Stock Warrants		61	56

Total PeerApp, Inc.				3,012	3,007

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	134
		Preferred Stock		1,000	1,930

Total Peerless Network, Inc.				1,095	2,064

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	4

Total Ping Identity Corporation				52	4

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	327

Total Purcell Systems, Inc.				123	327

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	34

Total Seven Networks, Inc.				174	34

Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or	$4,000	3,947	3,947
		Preferred Stock Warrants		53	71
		Preferred Stock Warrants		65	61

Total Stoke, Inc.				4,065	4,079

Tectura Corporation	Communications & Networking	Senior Debt Matures March 2011 Interest rate 11%	$833	833	833
		Revolving Line of Credit Matures July 2011 Interest rate 11%	$16,517	17,456	17,456
		Preferred Stock Warrants		51	3

Total Tectura Corporation				18,340	18,292

Total Communications & Networking (14.74%)*				49,152	49,909

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock Warrants		$102	$36
		Preferred Stock Warrants		34	12
		Preferred Stock Warrants		95	15
		Preferred Stock		250	136

Total Atrenta, Inc.				481	199

Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$1,721	1,696	1,696
		Preferred Stock Warrants		25	348
		Preferred Stock Warrants		299	224

Total Blurb, Inc.				2,020	2,268

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		188	—

Total Braxton Technologies, LLC.				188	—

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	234

Total Bullhorn, Inc.				43	234

Clickfox, Inc.	Software	Senior Debt
		Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$6,000	5,851	5,851
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 5.00% or Floor rate of 12.00%	$2,000	2,000	2,000
		Preferred Stock Warrants		177	128
		Preferred Stock Warrants		152	163

Total Clickfox, Inc.				8,180	8,142

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	10

Total Forescout Technologies, Inc.				99	10

GameLogic, Inc.	Software	Preferred Stock Warrants		92	—

Total GameLogic, Inc.				92	—

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC.				15,000	15,000

HighRoads, Inc.	Software	Preferred Stock Warrants		44	61

Total HighRoads, Inc.				44	61

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Infologix, Inc (4) (7)	Software	Senior Debt
		Matures November 2013 Interest rate 12.00%	$5,500	$5,500	$5,500
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%		707	723
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%	$7,617	7,617	7,617
		Senior Debt Matures December 2010 Interest rate 18.00%	$2,202	2,202	2,202
		Senior Debt Matures April 2013 Interest rate 8.00%	$1,350	1,350	1,350
		Senior Debt Matures September 2011 Interest rate 10.00%	$500	500	500
		Preferred Stock Warrants		725	2,740
		Common Stock		5,000	5,680
		Common Stock		3,391	7,623

Total Infologix, Inc.				26,992	33,935

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	13

Total PSS Systems, Inc.				51	13

Rockyou, Inc.	Software	Preferred Stock Warrants		117	183

Total Rockyou, Inc.				117	183

Sportvision, Inc.	Software	Preferred Stock Warrants		39	—

Total Sportvision, Inc.				39	—

Unify Corporation	Software	Senior Debt Matures June 2015 Interest rate Libor + 8.25% or Floor rate of 10.25%	$24,000	22,746	22,746
		Revolving Line of Credit Matures June 2015 Interest rate Libor + 7.25% or Floor rate of 9.25%	$3,250	3,250	3,250
		Preferred Stock Warrants		1,435	1,567

Total Unify Corporation				27,431	27,563

WildTangent, Inc.	Software	Preferred Stock Warrants		238	12

Total WildTangent, Inc.				238	12

Total Software (25.88%)*				81,015	87,620

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 11.875%	$1,290	$1,290	$1,290
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				1,891	1,290

Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 7.25% or Floor rate of 10.75%	$5,000	5,318	318
		Senior Debt Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,659	3,659	3,659
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,100	3,180	3,180
		Common Stock		82	—

Total Maxvision Holding, LLC				12,239	7,157

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	89

Total Shocking Technologies, Inc.				63	89

Spatial Photonics, Inc.(8)	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.07%	$722	722	—
		Preferred Stock Warrants		130	—
		Preferred Stock		500	—

Total Spatial Photonics, Inc.				1,352	—

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (2.52%)*				15,645	8,536

Aegerion Pharmaceuticals, Inc (4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 11.00%	$3,269	3,269	3,269
		Convertible Senior Debt
		Matures December 2011	$401	401	401
		Preferred Stock Warrants		69	382
		Preferred Stock		1,000	500

Total Aegerion Pharmaceuticals, Inc.				4,739	4,552

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$12,000	$11,711	$11,711
		Preferred Stock Warrants		309	245

Total Althea Technologies, Inc.				12,020	11,956

Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$10,000	9,610	9,610
		Preferred Stock Warrants		490	366

Total Chroma Therapeutics, Ltd.				10,100	9,976

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$10,972	10,921	10,921
		Convertible Senior Debt
		Matures March 2012	$1,888	1,888	2,861
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—
		Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				14,086	13,782

Total Specialty Pharmaceuticals (11.89%)*				40,945	40,266

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	99

Total Annie’s, Inc.				321	99

IPA Holdings, LLC (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.0%	$8,625	8,919	8,919
		Senior Debt Matures May 2013 Interest rate Prime + 10.75% or Floor rate of 15.0%	$6,500	6,873	6,873
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.25% or Floor rate of 11.50%	$856	856	856
		Preferred Stock Warrants		275	—
		Common Stock		500	—

Total IPA Holdings, LLC				17,423	16,648

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		$24	$49
		Preferred Stock		500	306

Total Market Force Information, Inc.				524	355

OnTech Operations, Inc.	Consumer & Business Products	Preferred Stock Warrants		452	—
		Preferred Stock Warrants		218	—
		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,670	—

Trading Machines, Inc.	Consumer & Business Products	Senior Debt Matures January 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%	$10,000	9,174	9,174
		Preferred Stock Warrants		879	751
		Preferred Stock		50	50

Total Trading Machines, Inc.				10,103	9,975

Velocity Technology Solutions, Inc.	Consumer & Business Products	Senior Debt Matures February 2015 Interest rate LIBOR + 8% or Floor rate of 11.00%	$15,834	15,834	15,834
		Senior Debt Matures February 2015 Interest rate LIBOR + 10% or Floor rate of 13.00%	$8,333	8,446	8,446

Total Velocity Technology Solutions, Inc.				24,280	24,280

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,218
		Preferred Stock		250	265

Total Wageworks, Inc.				502	1,483

Total Consumer & Business Products (15.61%)*				54,823	52,840

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	—

Total Enpirion, Inc.				157	—

iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	2
		Preferred Stock Warrants		51	—
		Preferred Stock Warrants		73	—
		Preferred Stock Warrants		458	18
		Preferred Stock		490	362

Total iWatt, Inc.				1,118	382

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		$297	$1,032
		Preferred Stock		277	704

Total NEXX Systems, Inc.				574	1,736

Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

Solarflare Communications, Inc.	Semiconductors	Preferred Stock Warrants		83	—
		Common Stock		642	—

Total Solarflare Communications, Inc.				725	—

Total Semiconductors (0.63%)*				2,627	2,118

Alexza Pharmaceuticals, Inc. (4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$15,000	14,459	14,459
		Preferred Stock Warrants		645	570

Total Alexza Pharmaceuticals, Inc.				15,104	15,029
Labopharm USA, Inc. (5)	Drug Delivery	Senior Debt Matures December 2012 Interest rate 10.95%	$20,000	19,768	19,768
		Common Stock Warrants		635	368

Total Labopharm USA, Inc.				20,403	20,136

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	65
		Common Stock Warrants		51	30
		Common Stock		499	290

Total Transcept Pharmaceuticals, Inc.				586	385

Total Drug Delivery (10.50%)*				36,093	35,550

BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$3,573	3,570	3,570
		Revolving Line of Credit
		Matures May 2011 Interest rate 10.00%
		Preferred Stock Warrants		76	66
		Preferred Stock		1,500	1,890

Total BARRX Medical, Inc.				5,146	5,526

EKOS Corporation	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$496	502	502
		Preferred Stock Warrants		175	1
		Preferred Stock Warrants		153	—

Total EKOS Corporation				830	503

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Gelesis, Inc. (8)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,847	$2,826	$—
		Preferred Stock Warrants		58	—

Total Gelesis, Inc.				2,884	—

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		18	5
		Preferred Stock		532	377

Total Gynesonics, Inc.				550	382

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	1
		Preferred Stock Warrants		54	8
		Preferred Stock		1,000	1,359

Total Novasys Medical, Inc.				1,125	1,368

Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$6,750	6,750	6,750
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%	$5,900	6,042	6,042

Total Pacific Child & Family Associates, LLC				12,792	12,792

Total Therapeutic (6.08%)*				23,426	20,597

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147	—
		Preferred Stock		177	292

Total Cozi Group, Inc.				324	292

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	73
		Preferred Stock Warrants		26	17

Total Invoke Solutions, Inc.				82	90

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	36

Total Prism Education Group, Inc.				43	36

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Revolving Line of Credit Matures October 2011 Interest rate Prime + 9.50% or Floor rate of 14.00%	$3,658	3,217	3,217
		Preferred Stock Warrants		13	—
		Preferred Stock Warrants		28	—
		Preferred Stock Warrants		1,183	—
		Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				5,441	3,217

Reply! Inc. (4)	Internet Consumer & Business Services	Senior Debt Matures June 2013 Interest rate Prime + 6.5% or Floor rate of 9.75%
			$5,000	5,000	5,000

Total Reply! Inc.				5,000	5,000

Total Internet Consumer & Business Services (2.55%)				10,890	8,635

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		$106	$1
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	1

Total Energy (0.00%)*				155	1

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50% or Floor rate of 7.50%	$332	329	329
		Senior Debt Matures September 2011 Interest rate Prime + 0.50% or Floor rate of 6.50%	$168	168	168
		Preferred Stock Warrants		73	182
		Preferred Stock		500	500

Total Box.net, Inc.				1,070	1,179

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
		Preferred Stock		250	45

Total Buzznet, Inc.				259	45

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213	—
		Preferred Stock		250	247

Total hi5 Networks, Inc.				463	247

Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	102

Total Jab Wireless, Inc.				265	102

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	50

Total Solutionary, Inc.				346	50

Intelligent Beauty, Inc.	Information Services	Senior Debt Matures March 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$6,000	6,000	6,000

Total Intelligent Beauty, Inc.				6,000	6,000
Good Technologies, Inc.	Information Services	Common Stock		603	165

Total Good Technologies, Inc.				603	165

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	12
		Preferred Stock		500	254

Total Zeta Interactive Corporation				672	266

Total Information Services (2.64%)				10,565	8,934

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,415	670

Total Novadaq Technologies, Inc.				1,415	670

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$5,136	$5,083	$5,083

		Preferred Stock Warrants		760	—

		Preferred Stock		3,656	2,759

Total Optiscan Biomedical, Corp.				9,499	7,842

Total Diagnostic (2.51%)*				10,914	8,512

Kamada, LTD.(5)	Biotechnology Tools	Preferred Stock Warrants		159	108

		Common Stock		752	1,382

Total Kamada, LTD.				911	1,490
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$4,000	3,876	3,876
		Common Stock Warrants		192	—

Total Labcyte, Inc.				4,068	3,876

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	284
		Preferred Stock Warrants		33	19

		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				578	803

Solace Pharmaceuticals, Inc. (4) (8)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$813	810	367
		Senior Debt Matures August 2012 Interest rate 8.0%	$250	250	—
		Preferred Stock Warrants		42	—
		Preferred Stock Warrants		54	—

Total Solace Pharmaceuticals, Inc.				1,156	367

Total Biotechnology Tools (1.93%)*				6,713	6,536

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	5
		Preferred Stock		250	14

Total Crux Biomedical, Inc.				287	19

Transmedics, Inc. (4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,295	8,295
		Preferred Stock Warrants		225	146
		Preferred Stock		1,100	1,100

Total Transmedics, Inc.				9,620	9,541

Total Surgical Devices (2.82%)*				9,907	9,560

Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2010

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Waterfront Media, Inc. (Everyday Health)	Media/Content/Info	Preferred Stock Warrants		$60	$188
		Preferred Stock		1,000	713

Total Everyday Health				1,060	901

Total Media/Content/Info (0.35%)*				1,542	1,184

Calera, Inc.	Clean Tech	Senior Debt Matures July 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,621	3,135	3,135
		Preferred Stock Warrants		513	470

Total Calera, Inc.				3,648	3,605
Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate 11.0%	$1,030	863	863
		Preferred Stock Warrants		211	172

Total Propel Biofuels, Inc.				1,074	1,035
Solexel, Inc.	Clean Tech	Preferred Stock Warrants		670	624

Total Solexel, Inc.				670	624
Trilliant, Inc.	Clean Tech	Senior Debt Matures May 2013 Interest rate Prime + 6.75% or Floor rate of 10.0%	$10,000	9,927	9,927
		Preferred Stock Warrants		89	83
		Preferred Stock Warrants		73	68

Total Trilliant, Inc.				10,089	10,078

Total Clean Tech (4.53%)*				15,481	15,342

Total Investments				427,796	407,501

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled and $16,329, $36,621 and $20,292 respectively. The tax cost of investments is $430,088.
(3)	Except for warrants in nine publicly traded companies and common stock in four publicly traded companies, all investments are restricted at September 30, 2010. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at September 30, 2010, and is therefore considered non-income producing.

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

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$6,666	$6,667	$6,671
		Preferred Stock Warrants		152	288

Total Portola Pharmaceuticals, Inc.				6,819	6,959

Recoly, N.V. (5)	Drug Discovery	Senior Debt Matures June 2012 Interest rate Prime + 4.25%	$2,576	2,576	2,576

Total Recoly, N.V.				2,576	2,576
Total Drug Discovery (14.15%)*				50,233	51,848

Affinity Videonet, Inc. (4)	Communications & Networking	Senior Debt Matures June 2012 Interest rate Prime + 8.75% or Floor rate of 12.00%	$2,318	2,326	2,326
		Senior Debt Matures June 2012 Interest rate Prime + 14.75% or Floor rate of 18.00%	$2,000	2,052	2,052
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	500	500
		Preferred Stock Warrants		102	83

Total Affinity Videonet, Inc.				4,980	4,961

E-Band Communications Corp. (6)	Communications & Networking	Preferred Stock		2,880	2,274

Total E-Band Communications Corp.				2,880	2,274

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$6,472	6,472	6,472
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				6,589	6,472

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	42
		Preferred Stock		250	247

Total Neonova Holding Company				344	289

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	—
		Preferred Stock		1,000	800

Total Peerless Network, Inc.				1,095	800

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	168

Total Ping Identity Corporation				52	168

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

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$3,329	$3,234	$3,234
		Preferred Stock Warrants		25	128
		Preferred Stock Warrants		299	69

Total Blurb, Inc.				3,558	3,431

Braxton Technologies, LLC	Software	Preferred Stock Warrants		188	116

Total Braxton Technologies, LLC				188	116

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	248

Total Bullhorn, Inc.				43	248

Clickfox, Inc.	Software	Senior Debt Matures September 2011 Interest rate Prime + 5.00% or Floor rate of 10.25%	$3,754	3,683	3,683
		Revolving Line of Credit Matures July 2010 Interest rate Prime + 8.50% or Floor rate of 13.5%	$2,000	2,003	2,003
		Preferred Stock Warrants		177	143

Total Clickfox, Inc.				5,863	5,829

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	77

Total Forescout Technologies, Inc.				99	77

GameLogic, Inc.	Software	Preferred Stock Warrants		92	1

Total GameLogic, Inc.				92	1

HighJump Acquisition, LLC	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	15,000	15,000

Total HighJump Acquisition, LLC				15,000	15,000

HighRoads, Inc.	Software	Preferred Stock Warrants		44	13

Total HighRoads, Inc.				44	13

Infologix, Inc. (4)(7)	Software	Senior Debt Matures November 2013 Interest rate 12.00%	$5,500	5,500	5,500
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%	$5,000	5,004	10,060
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%	$7,559	7,559	7,559
		Common Stock Warrants		760	1,494
		Common Stock		5,000	7,571

Total Infologix, Inc.				23,823	32,184

Intelliden, Inc.	Software	Preferred Stock Warrants		18	—

Total Intelliden, Inc.				18	—

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	71

Total PSS Systems, Inc.				51	71

Rockyou, Inc.	Software	Preferred Stock Warrants		117	140

Total Rockyou, Inc.				117	140

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Savvion, Inc. (4)	Software	Senior Debt Matures February 2011 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,117	$2,065	$2,065
		Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.75% or Floor rate of 10.00%	$1,500	1,500	1,500
		Preferred Stock Warrants		52	183

Total Savvion, Inc.				3,617	3,748

Sportvision, Inc.	Software	Preferred Stock Warrants		39	47

Total Sportvision, Inc.				39	47

WildTangent, Inc.	Software	Preferred Stock Warrants		238	77

Total WildTangent, Inc.				238	77

Total Software (16.82%)*				53,272	61,647

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 12.875%	$1,062	1,062	1,062
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				1,663	1,062

Maxvision Holding, LLC	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,220	5,220
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$4,409	4,409	4,409
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 2.25%	$2,500	2,580	2,580
		Common Stock		81	170

Total Maxvision Holding, LLC				12,290	12,379

Shocking Technologies, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.50%	$1,867	1,858	1,858
		Preferred Stock Warrants		63	119

Total Shocking Technologies, Inc.				1,921	1,977

Spatial Photonics, Inc.	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$1,980	1,957	1,957
		Senior Debt Mature April 2011 Interest rate 9.217%	$197	197	197
		Preferred Stock Warrants		129	—
		Preferred Stock		500	129

Total Spatial Photonics, Inc.				2,783	2,283

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(3)
VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		$54	$—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (4.83%)*				18,757	17,701

Aegerion Pharmaceuticals, Inc. (4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 11.00%	$5,481	5,482	5,482
		Convertible Senior Debt Matures December 2010	$279	279	279
		Preferred Stock Warrants		69	253
		Preferred Stock		1,000	1,019

Total Aegerion Pharmaceuticals, Inc.				6,830	7,033

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$15,417	15,299	15,299
		Convertible Senior Debt Matures March 2010	$1,888	1,888	2,861
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—
		Preferred Stock		750	—

Total QuatRx Pharmaceuticals Company				18,464	18,160

Total Specialty Pharmaceuticals (6.87%)*				25,294	25,193

Annie’s, Inc.	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50% or Floor rate of 10.00%	$6,000	6,060	6,060
		Preferred Stock Warrants		321	113

Total Annie’s, Inc.				6,381	6,173

IPA Holdings, LLC (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 8.25% or Floor rate of 12.5%	$9,500	9,633	9,633
		Senior Debt Matures May 2013 Interest rate Prime + 11.25% or Floor rate of 15.5%	$6,500	6,625	6,625
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.00%	$856	856	856
		Common Stock Warrants		275	—
		Common Stock		500	120

Total IPA Holding, LLC				17,889	17,234

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost (2)	Value(3)
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		$24	$—
		Preferred Stock		500	267

Total Market Force Information, Inc.				524	267

OnTech Operations, Inc.(8)	Consumer & Business Products	Senior Debt Matures June 2010 Interest rate 16.00%	$106	106	—
		Preferred Stock Warrants		452	—
		Preferred Stock Warrants		218	—
		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,776	—

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,425
		Preferred Stock		250	368

Total Wageworks, Inc.				502	1,793

Total Consumer & Business Products (6.95%)*				27,072	25,467

Custom One Design, Inc.(8)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$426	422	122
		Common Stock Warrants		18	—

Total Custom One Design, Inc.				440	122

Enpirion, Inc.	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 2.00% or Floor rate of 7.625%	$5,094	5,055	5,053
		Preferred Stock Warrants		157	2

Total Enpirion, Inc.				5,212	5,055

iWatt, Inc.	Semiconductors	Preferred Stock Warrants		628	—
		Preferred Stock		490	950

Total iWatt, Inc.				1,118	950

NEXX Systems, Inc.(4)	Semiconductors	Senior Debt Matures March 2010 Interest rate Prime + 3.50% or Floor rate of 11.25%	$565	423	423
		Revolving Line of Credit Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 13.25%	$3,000	3,000	3,000
		Revolving Line of Credit Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 14.00%	$500	500	500
		Preferred Stock Warrants		562	784
		Preferred Stock		6	332

Total NEXX Systems, Inc.				4,491	5,039

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(3)
Quartics, Inc.	Semiconductors	Senior Debt Matures May 2010 Interest rate 10.00%	$139	$134	$134
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				187	134

Solarflare Communications, Inc.	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$197	181	181
		Preferred Stock Warrants		83	—
		Common Stock		641	—

Total Solarflare Communications, Inc.				905	181

Total Semiconductors (3.13%)*				12,353	11,481

Labopharm USA, Inc.(5)	Drug Delivery	Senior Debt Matures June 2012 Interest rate 10.95%	$20,000	19,718	19,718
		Common Stock Warrants		687	1,307

Total Labopharm USA, Inc.				20,405	21,025

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	94
		Common Stock Warrants		51	91
		Common Stock		500	283

Total Transcept Pharmaceuticals, Inc.				587	468

Total Drug Delivery (5.86%)*				20,992	21,493

BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$5,481	5,473	5,473
		Revolving Line of Credit Matures May 2010 Interest rate 10.00%	$1,000	1,000	1,000
		Preferred Stock Warrants		76	111
		Preferred Stock		1,500	2,303

Total BARRX Medical, Inc.				8,050	8,887
EKOS Corporation	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$2,677	2,629	2,630
		Preferred Stock Warrants		175	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				2,957	2,630
Gelesis, Inc.(8)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,847	2,814	—
		Preferred Stock Warrants		58	—

Total Gelesis, Inc.				2,872	—

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		18	5
		Preferred Stock		250	627

Total Gynesonics, Inc.				268	632

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(3)
Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		$99	$26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.(4)	Therapeutic	Senior Debt
		Matures January 2010 Interest rate 9.70%	$295	295	295
		Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	—
		Preferred Stock		1,000	1,000

Total Novasys Medical, Inc.				1,420	1,295

Total Therapeutic (3.68%)*				15,665	13,470

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		148	—
		Preferred Stock		177	7

Total Cozi Group, Inc.				325	7

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	$56	129	—
		Preferred Stock Warrants		26	29

Total Invoke Solutions, Inc.				82	158

Prism Education Group, Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$801	789	790
		Preferred Stock Warrants		43	104

Total Prism Education Group, Inc.				832	894

RazorGator Interactive Group, Inc.(4)	Internet Consumer & Business Services	Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.00% or Floor rate of 12.00%	$10,000	10,000	10,000
		Preferred Stock Warrants		14	223
		Preferred Stock Warrants		28	33
		Preferred Stock		1,000	1,037

Total RazorGator Interactive Group, Inc.				11,042	11,293

Spa Chakra, Inc.(8)	Internet Consumer & Business Services	Senior Debt Matures from December 2009 to October 2011 Interest rate from 16.45% to 17%	$12,482	12,778	8,000
		Preferred Stock Warrants		1	—

Total Spa Chakra, Inc.				12,779	8,000

Total Internet Consumer & Business Services (5.55%) *				25,060	20,352

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		107	104
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				155	104

Total Energy (0.03%)*				155	104

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost (2)	Value (3)
Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50%	$676	$658	$658
		Senior Debt Matures September 2011 Interest rate Prime + 0.50%	$287	287	287
		Preferred Stock Warrants		73	53

Total Box.net, Inc.				1,018	998

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
		Preferred Stock		250	74

Total Buzznet, Inc.				259	74

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Senior Debt Matures December 2010 Interest rate Prime + 2.5%	$1,559	1,559	1,559
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$3,401	3,356	3,356
		Preferred Stock Warrants		213	—

Total hi5 Networks, Inc.				5,128	4,915

Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2012 Interest rate Prime + 3.50% or Floor rate of 9.5%	$14,750	14,891	14,892
		Revolving Line of Credit Matures October 2010 Interest rate Prime + 3.50% or Floor rate of 9.5%	$2,500	2,504	2,504
		Preferred Stock Warrants		265	151

Total Jab Wireless, Inc.				17,660	17,547

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	83

Total Solutionary, Inc.				346	83

Ancestry.com, Inc.	Information Services	Common Stock		452	880

Total Ancestry.com, Inc.				452	880

Good Technologies, Inc.		Common Stock		603	603

Total Good Technologies Inc.				603	603

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost (2)	Value(3)

Zeta Interactive Corporation	Information Services	Senior Debt Matures November 2012 Interest rate 9.50%	$4,731	$4,732	$4,731
		Senior Debt Matures November 2012 Interest rate 10.50%		6,719	6,719
		Preferred Stock Warrants	$6,484	172	—
		Preferred Stock		500	310

Total Zeta Interactive Corporation				12,123	11,760

Total Information Services (10.30%)*				38,476	37,740

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,567	542

Total Novadaq Technologies, Inc.				1,567	542

Optiscan Biomedical Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$7,696	7,516	7,515
		Preferred Stock Warrants		760	342
		Preferred Stock		3,000	3,000

Total Optiscan Biomedical Corp.				11,276	10,857

Total Diagnostic (3.11%)*				12,843	11,399

Kamada, LTD.(5)	Biotechnology Tools	Common Stock Warrants		159	149
		Common Stock		794	1,161

Total Kamada, LTD.				953	1,310

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures November 2012 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,500	3,323	3,323
		Common Stock Warrants		192	235

Total Labcyte, Inc.				3,515	3,558

NuGEN Technologies, Inc.	Biotechnology Tools	Senior Debt
		Matures November 2010 Interest rate Prime + 3.45% or Floor rate of 6.75%	$785	780	780
		Senior Debt
		Matures November 2010 Interest rate Prime + 1.70% or Floor rate of 6.75%	$442	442	442
		Preferred Stock Warrants		45	391
		Preferred Stock Warrants		33	41
		Preferred Stock		500	587

Total NuGEN Technologies, Inc.				1,800	2,241

Solace Pharmaceuticals, Inc.(4)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$2,617	2,560	2,560
		Preferred Stock Warrants		42	—
		Preferred Stock Warrants		54	—

Total Solace Pharmaceuticals, Inc.				2,656	2,560

Total Biotechnology Tools (2.64%) *				8,924	9,669

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transmedics, Inc. (4)(8)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25% or Floor rate of 10.50%	$9,475	$9,384	$2,384
		Preferred Stock Warrants		225	—

Total Transmedics, Inc.				9,609	2,384

Total Surgical Devices (0.66%)*				9,896	2,410

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Waterfront Media Inc.	Media/Content/Info	Preferred Stock Warrants		60	592
		Preferred Stock		1,000	1,500

Total Waterfront Media Inc.				1,060	2,092

Total Media/Content/Info (0.65%)*				1,542	2,375

Total Investments (101.7%)*				$380,351	$370,437

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $17,409, $30,495 and $13,086, respectively. The tax cost of investments is $379,600.
(3)	Except for warrants in five publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2009. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 25% or more of the voting securities of such company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at December 31, 2009, and is therefore considered non-income producing.

See Notes to Consolidated Financial Statements

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited—dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment income:
Interest income
Non Control/Non Affiliate investments	$13,356	$13,008	$35,649	$43,945
Affiliate investments	—	—	—	153
Control investments	766	1,605	2,487	4,347

Total interest Income	14,122	14,613	38,136	$48,445

Fees
Non Control/Non Affiliate investments	1,524	2,218	4,285	7,923
Affiliate investments	—	—	—	19
Control investments	—	850	246	1,224

Total fees	1,524	3,068	4,531	9,166

Total investment income	15,646	17,681	42,667	57,611

Operating expenses:
Interest	2,139	2,050	6,237	7,315
Loan fees	333	308	936	1,583
General and administrative	1,680	2,105	5,220	5,455
Employee compensation:
Compensation and benefits	2,594	2,401	7,691	8,113
Stock-based compensation	752	470	1,959	1,418

Total employee compensation	3,346	2,871	9,650	9,531

Total operating expenses	7,498	7,334	22,043	23,884

Net investment income	8,148	10,347	20,624	33,727
Net realized gain (loss) on investments	(18,865)	(14,173)	(15,144)	(19,506)
Net increase (decrease) in unrealized appreciation on investments	2,894	17,516	(12,218)	(9,108)

Net realized and unrealized gain (loss)	(15,971)	3,343	(27,362)	(28,614)

Net increase (decrease) in net assets resulting from operations	$(7,823)	$13,690	$(6,738)	$5,113

Net investment income before investment gains and losses per common share:
Basic	$0.23	$0.30	$0.57	$0.98

Change in net assets per common share:
Basic	$(0.23)	$0.39	$(0.20)	$0.14

Diluted	$(0.23)	$0.38	$(0.20)	$0.14

Weighted average shares outstanding
Basic	35,208	34,981	35,227	34,282

Diluted	35,208	35,576	35,227	34,607

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars in thousands)

	Common Stock		Capital in	Unrealized	Accumulated Realized	Distributions in Excess of	Provision for Income Taxes
	Shares	Par Value	excess of par value	Appreciation on Investments	Gains(Losses) on Investments	Investment Income	on Investment Gains	Net Assets
Balance at December 31, 2008	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458
Net increase in net assets resulting from operations	—	—	—	(9,108)	(19,506)	33,727	—	5,113
Issuance of common stock	5	—	36	—	—	—	—	36
Issuance of common stock under restricted stock plan	307	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	2,138	2	11,449	—	—	—	—	11,451
Dividends declared	—	—	—	—	—	(31,824)	—	(31,824)
Stock-based compensation	—	—	1,488	—	—	—	—	1,488

Balance at September 30, 2009	35,546	$35	$408,733	$(20,405)	$(15,600)	$(3,699)	$(342)	$368,722

Balance at December 31, 2009	35,634	$35	$409,036	$(10,029)	$(28,129)	$(4,056)	$(342)	$366,515
Net increase in net assets resulting from operations	—	—	—	(12,218)	(15,144)	20,624	—	(6,738)
Issuance of common stock	413	—	1,856	—	—	—	—	1,856
Issuance of common stock under restricted stock plan	488	1	—	—	—	—	—	1
Acquisition of common stock under repurchase plan	(403)	—	(3,699)	—	—	—	—	(3,699)
Issuance of common stock as stock dividend	140	—	1,332	—	—	—	—	1,332
Retired shares from net issuance	(114)	—	(1,160)	—	—	—	—	(1,160)
Dividends declared	—	—	—	—	—	(21,582)	—	(21,582)
Stock-based compensation	—	—	2,024	—	—	—	—	2,024

Balance at September 30, 2010	36,158	$36	$409,389	$(22,247)	$(43,273)	$(5,014)	$(342)	$338,549

See notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(6,738)	$5,113
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(289,734)	(77,719)
Principal payments received on investments	223,383	218,317
Proceeds from sale of investments	7,295	3,841
Net unrealized depreciation on investments	12,218	9,108
Net realized loss on investments	15,144	19,506
Accretion of paid-in-kind principal	(2,366)	(2,066)
Accretion of loan discounts	(3,026)	(4,385)
Accretion of loan exit fees	(956)	(2,359)
Depreciation	298	274
Stock-based compensation	553	1,488
Amortization of restricted stock grants	1,471	—
Common stock issued in lieu of Director compensation	—	36
Amortization of deferred loan origination revenue	(2,137)	(3,894)
Change in operating assets and liabilities:
Interest receivable	(347)	796
Prepaid expenses and other assets	541	2,311
Accounts payable	(103)	(146)
Income tax payable	8	(196)
Accrued liabilities	(5,891)	(3,439)
Deferred loan origination revenue	4,745	229

Net cash provided by (used in) operating activities	(45,642)	166,815
Cash flows from investing activities:
Purchases of capital equipment	(218)	(68)
Other long-term assets	(137)	(41)

Net cash used in investing activities	(355)	(109)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,856	—
Stock repurchase program	(3,699)	—
Forfeiture of Stock due to Employee Option Exercises	(1,160)	—
Dividends paid	(20,250)	(20,372)
Borrowings of credit facilities	29,400	80,842
Repayments of credit facilities	—	(167,024)
Fees paid for credit facilities and debentures	(1,967)	(147)

Net cash provided by (used in) financing activities	4,180	(106,701)
Net increase (decrease) in cash	(41,817)	60,005
Cash and cash equivalents at beginning of period	124,828	17,242

Cash and cash equivalents at end of period	$83,011	$77,247

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

The Company formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, and Hercules Technology III, L.P. (“HT III”), which was licensed on May 26, 2010 to operate as small business investment companies (“SBIC”) under the authority of the Small Business Administration (“SBA”). As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly-owned subsidiary of the Company. The Company is the manager and member of HT II and HT III and HTM is the general partner of HT II and HT III (see Note 4).

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

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the Investment Company Act of 1940 (the “1940 Act”) and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures. At September 30, 2010, approximately 80.8% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the a substantial portion of investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith by its Board of Directors pursuant to a consistent valuation policy and a consistent valuation process in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

The Board of Directors may from time to time engage an independent valuation firm to provide us with valuation assistance with respect to certain of the Company’s portfolio investments. The Company intends to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

The Company adopted ASC 820 on January 1, 2008. ASC 820 establishes a framework for measuring the fair value of the assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC 820 also enhances disclosure requirements for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but doesn’t expand the use of fair value in any new circumstances. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

At each reporting date, privately held debt and equity securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions that could impact the valuation. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the debt and equity securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date. The Company may consider, but is not limited to, industry valuation methods such as price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks in its evaluation of the fair value of its investment. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

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

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. The Board of Directors estimates the fair value of warrants and other equity-related securities in good faith using a BlackScholes pricing model and consideration of the issuer’s earnings, sales to third parties of similar securities, the comparison to publicly traded securities, and other factors.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2010 (unaudited) and as of December 31, 2009:

		Investments at Fair Value as of September 30, 2010
(in thousands) Description	9/30/2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$349,133	—	—	$349,133
Preferred stock	22,713	—	—	22,713
Common stock	16,689	9,964	5,680	1,045
Warrants	18,966	—	7,124	11,842

	$407,501	$9,964	$12,804	$384,733

		Investments at Fair Value as of December 31, 2009
(in thousands) Description	12/31/2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$314,842	$—	$—	$314,842
Senior debt-second lien	6,060	—	—	6,060
Preferred stock	22,875	—	—	22,875
Common stock	12,210	1,986	8,451	1,773
Warrants	14,450	—	3,374	11,076

	$370,437	$1,986	$11,825	$356,626

The table below presents a reconciliation for all financial assets measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (unaudited) and for the year ended December 31, 2009.

(in thousands)	Balance, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, September 30, 2010
Senior Debt	$314,842	$(3,363)	$(5,384)	$43,540	$(502)	$349,133
Senior Debt-Second Lien	6,060	—	—	(6,060)	—	—
Preferred Stock	22,875	—	(3,870)	3,206	502	22,713
Common Stock	1,773	—	(15,765)	15,037	—	1,045
Warrants	11,076	(514)	2,893	—	(1,613)	11,842

Total	$356,626	$(3,877)	$(22,126)	$55,723	(1,613)	$384,733

(in thousands)	Balance, January 1, 2009	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2009
Senior Debt	$534,230	$(27,192)	$4,698	$(196,894)	$—	$314,842
Senior Debt-Second Lien	5,824	—	—	236	—	6,060
Preferred Stock	21,249	(3,000)	4,373	661	(408)	22,875
Common Stock	1,894	(105)	(749)	1,204	(471)	1,773
Warrants	14,952	(1,150)	(4,116)	1,390	—	11,076

Total	$578,149	$(31,447)	$4,206	$(193,403)	$(879)	$356,626

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.

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

At September 30, 2010, the Company’s investment in InfoLogix, Inc. was classified as a Control Investment and categorized as a Level 1 investment under ASC 820. Approximately $796,000 and $2.4 million in investment income was derived from our debt investment in this Software and Internet Consumer portfolio company during the three and nine month periods ended September 30, 2010, respectively. Approximately $2.5 million of realized gains and $1.4 million of net unrealized depreciation was recognized on this control investment during the nine-month period ended September 30, 2010.

On October 21, 2010, InfoLogix received notice that the NASDAQ Listing Qualifications Panel had determined to delist its common stock from the NASDAQ Stock Market and suspended trading of its common stock effective with the open of trading on October 21, 2010, as a result of InfoLogix’s non-compliance with the minimum $2.5 million stockholders’ equity requirement, set forth in Nasdaq Listing Rule 5550(b)(2). The closing price of InfoLogix’s common stock on October 20, 2010 was $4.28 compared to a closing price of $2.40 on October 21, 2010. In October, Hercules made $2.9 million of additional debt investments in InfoLogix.

Our Control Investment in Spa Chakra Acquisition Corporation, a company that was a Control Investment as of July 1, 2010, was a realized loss during the third quarter. We recognized investment income during the nine-month period of approximately $285,000 from this portfolio company and a realized loss of approximately $18.9 million in the third quarter of 2010. The elimination of this investment from our portfolio resulted in a reversal of unrealized depreciation in the third quarter of approximately $17.8 million. As of September 30, 2009, no portfolio companies were deemed to be Control Investments.

At September 30, 2010, the Company had an investment in one portfolio company deemed to be an Affiliate. No income was derived from this investment as this is a non-income producing equity investment. At September 30, 2009, the Company had two portfolio companies deemed to be Affiliates. Income derived from the Company’s investments in these portfolio companies was less than $500,000 since these portfolio companies became Affiliates. One company that was an Affiliate as of September 30, 2009 performed a capital raise in 2009 which resulted in our ownership percentage decreasing to less than 5% of the voting securities in the portfolio company. As a result, this portfolio company is no longer considered an Affiliate for reporting purposes. We recognized a realized loss of approximately $4.0 million in the second quarter of 2009 in a portfolio company that was an Affiliate prior to the disposal of the investment. During the nine months ended September 30, 2010 and 2009, we recognized net unrealized appreciation of approximately $572,000 and $7.3 million, respectively, related to Affiliates.

A summary of the composition of the Company’s investment portfolio as of September 30, 2010 (unaudited) and December 31, 2009 at fair value is shown as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$302,870	74.3%	$229,454	61.9%
Senior secured debt	65,229	16.0%	99,725	26.9%
Preferred stock	22,713	5.6%	22,875	6.2%
Senior debt-second lien with warrants	—	0.0%	6,173	1.7%
Common Stock	16,689	4.1%	12,210	3.3%

	$407,501	100.0%	$370,437	100%

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2010 (unaudited) and as of December 31, 2009 is shown as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$375,231	92.1%	$344,984	93.1%
Canada	20,805	5.1%	21,567	5.8%
England	9,976	2.4%	—	0.0%
Israel	1,489	0.4%	1,310	0.4%
Netherlands	—	0.0%	2,576	0.7%

	$407,501	100.0%	$370,437	100%

The following table shows the fair value of our portfolio by industry sector (excluding unearned income) at September 30, 2010 (unaudited) and December 31, 2009:

	September 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$87,620	21.5%	$61,647	16.6%
Consumer & Business Products	52,840	13.0%	25,467	6.9%
Drug Discovery	51,360	12.6%	51,848	14.0%
Communications & Networking	49,909	12.2%	58,088	15.7%
Specialty Pharma	40,265	9.9%	25,193	6.8%
Drug Delivery	35,550	8.7%	21,493	5.8%
Therapeutic	20,597	5.1%	13,470	3.6%
Clean Tech	15,343	3.8%	0	0.0%
Surgical Devices	9,560	2.3%	2,410	0.7%
Information Services	8,934	2.2%	37,740	10.2%
Internet Consumer & Business Services	8,635	2.1%	20,352	5.5%
Electronics & Computer Hardware	8,536	2.1%	17,701	4.8%
Diagnostic	8,512	2.1%	11,399	3.1%
Biotechnology Tools	6,536	1.6%	9,669	2.6%
Semiconductors	2,118	0.5%	11,481	3.1%
Media/Content/Info	1,185	0.3%	2,375	0.6%
Energy	1	0.0%	104	0.0%

	$407,501	100%	$370,437	100%

During the three and nine-month periods ended September 30, 2010, the Company made investments in debt securities, including restructured loans totaling approximately $55.7 million and $286.0 million, respectively. The Company funded equity investments, including restructured loans totaling approximately $187,000 and $18.0 million, respectively, in the three and nine-month periods ended September 30, 2010. During the three and nine-month periods ended September 30, 2009, the Company funded investments in debt securities totaling approximately $8.2 million and $76.4 million, respectively. The Company funded equity investments of approximately $444,000 and $816,000, respectively, in the three and nine-month periods ended September 30, 2009.

During the nine months ended September 30, 2010, we recognized net realized gains of approximately $3.6 million from the sale of common stock in its public portfolio companies, approximately $465,000 from mergers of private portfolio companies and realized losses of approximately $19.2 million from equity and warrant investments in portfolio companies that have been liquidated. During the three months ended September 30, 2010 we recognized realized losses of approximately $18.9 million from equity and loan investments in portfolio companies that have been liquidated.

During the three and nine-month periods ended September 30, 2009, the Company recognized net realized gains of approximately $533,000 and $200,000, respectively, from the sale of common stock in public companies, approximately $5,000 and $119,000 from mergers of private portfolio companies and realized losses of approximately $14.7 million and $19.8 million, respectively, from equity, loan and warrant investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $5.0 million and $2.4 million of unamortized fees at September 30, 2010 and December 31, 2009, respectively, and approximately $7.5 million and $6.6 million in exit fees receivable at September 30, 2010 and December 31, 2009, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $552,000 and $1.7 million in PIK income in the three and nine-month periods ended September 30, 2010, respectively. The Company recorded approximately $836,000 and $2.1 million in the same periods ended September 30, 2009, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2010, approximately 69% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 27.5% of portfolio company loans were prohibited from pledging or encumbering their intellectual property, 2.6% of portfolio company loans had a custom lien structure and 0.9% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $175.5 million, compared to the carrying amount of $160.0 million as of September 30, 2010.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investment is discussed in Note 2.

4. Borrowings

Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”) and Deutsche Bank Securities which expired under normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $335,000 as of September 30, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of September 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With the Company’s net investment of $75.0 million in HT II as of September 30, 2010, HT II has fully drawn its capacity to issue a total of $150.0 million of SBA guaranteed debentures, as of September 30, 2010. As of September 30, 2010, HT II has paid the SBA commitment fees of approximately $1.5 million. As of September 30, 2010, the Company held investments in HT II in 53 companies with a fair value of approximately $167.8 million. HT II’s portfolio companies accounted for approximately 41.2% of the Company’s total portfolio at September 30, 2010.

The American Recovery and Reinvestment Act of 2009 (the “Federal Stimulus Bill”) includes a provision, which allows for existing SBIC entities to obtain a second license and gain access to additional leverage of up to $75.0 million, for a maximum of $225.0 million combined SBIC leverage (subject to additional required capitalization of its second wholly owned SBIC subsidiary).

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of September 30, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With the Company’s net investment of $25.0 million in HT III as of September 30, 2010, HT III the capacity to issue a total of $ 50.0 million of SBA guaranteed debentures, subject to SBA approval, of which $10.0 million had been issued as of September 30, 2010. As of September 30, 2010, HT III has paid the SBA commitment fees of approximately $750,000. In order to have access to the remaining $25.0 million leverage, which would be subject to SBA approval and compliance with SBIC regulations, the Company would have to make an additional net investment of $12.5 million. There is no assurance that HT III will be able to draw up to the maximum limit available under the SBIC program. As of September 30, 2010, the Company held investments in HT III in three companies with a fair value of approximately $22.8 million. HT III’s portfolio accounted for approximately 5.6% of the Company’s total portfolio at September 30, 2010.

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

The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2010 for HT II was approximately $144.3 million with an average interest rate of approximately 5.11%. The average amount of debentures outstanding for the quarter ended September 30, 2010 for HT III was approximately $5.2 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.3% annually. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. The Company has paid a total of approximately $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at September 30, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250.0 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitment exceeds $250.0 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2010.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At September 30, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

At September 30, 2010 (unaudited) and December 31, 2009, the Company had the following borrowing capacity and outstanding borrowings:

	September 30, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	160,000	150,000	130,600

Total	$295,000	$160,000	$200,000	$130,600

(1)

The Company has the ability to borrow $40.0 million in SBA debentures under HT III, subject to SBA approval. In order to have access to an additional $25.0 million, which would be subject to SBA approval and compliance with SBIC regulations, the Company would have to make an additional net investment of $12.5 million in HT III.

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

For the quarter ended September 30, 2010, the Company declared a distribution of $0.20 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of September 30, 2010, approximately 95% would be from ordinary income and spill over earnings from 2009 and 5% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2010 distributions to shareholders will actually be.

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

Taxable income for the nine-month period ended September 30, 2010 was approximately $19.3 million or $0.55 per share. Taxable net realized losses for the same period were $11.1 million or approximately $0.32 per share. Taxable income for the nine-month period ended September 30, 2009 was approximately $30.8 million or $0.89 per share. Taxable net realized losses for the same period were approximately $17.8 million or approximately $0.51 loss per share. In accordance with RIC distribution rules, the Company is required to declare current year dividends to be paid from carried over excess taxable income from 2009 before the Company files its 2009 tax return in September 2010, and the Company must pay such dividends by December 31, 2010.

6. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In February 2010, the Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $35.0 million of its common stock. During the three and nine-month periods ended September 30, 2010, the Company repurchased zero and 402,833 shares of its common stock at a total cost of approximately $3.7 million.

The Company has issued stock options and warrants subject to future issuance of common stock for a total of 4,656,395 and 4,924,405 common shares at September 30, 2010 and December 31, 2009, respectively.

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

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for the nine months ended September 30, 2010 and 2009 is as follows:

	For the Nine Month Period Ended September 30,
	2010		2009
	Common Stock Options	Five-Year Warrants	Common Stock Options	Five-Year Warrants
Outstanding at Beginning of Period	4,924,405	—	3,931,527	10,692
Granted	368,250	—	1,200,500	—
Exercised	(413,337)	—	—	—
Cancelled	(222,923)	—	(306,620)	(10,692)

Outstanding at End of Period	4,656,395	—	4,825,407	—

Weighted-average exercise price	$11.28	$—	$10.75	$—

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At September 30, 2010, options for approximately 3.5 million shares were exercisable at a weighted average exercise price of approximately $12.50 per share with a weighted average remaining contractual term of 3.05 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the nine-month periods ended September 30, 2010 and 2009 was approximately $652,000 and $486,000 respectively. During the three-month periods ended September 30, 2010 and 2009, approximately $182,000 and $233,000 of share-based cost due to stock option grants was expensed, respectively. During the nine-month periods ended September 30, 2010 and 2009, approximately $538,000 and $752,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2010, there was approximately $921,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.97 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the nine-month periods ended September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010	2009
Expected Volatility	46.39%	31.5% - 37.2%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.10% - 2.51%	1.77% - 2.22%

The following table summarizes stock options outstanding and exercisable at September 30, 2010:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $6.74	716,833	5.45	$4,226	$4.21	168,376	5.39	$993	$4.21
$8.49 - $12.84	2,007,299	4.37	153	11.59	1,438,722	3.72	21	12.02
$13.00 - $15.00	1,932,263	2.36	0	13.58	1,924,669	2.34	0	13.58

$4.21 - $15.00	4,656,395	3.70	$4,379	$11.28	3,531,767	3.05	$1,014	$12.50

During the nine months ended September 30, 2010 and 2009, the Company granted approximately 491,500 and 311,500 shares respectively, of restricted stock pursuant to the Plans. Each restricted stock award granted in 2009 and 2010 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. The value of the restricted stock was determined to be the Company’s closing prices on March 16, 2010 and March 24, 2010, the date of the grants. During the three-month periods ended September 30, 2010 and 2009, the Company expensed approximately $582,000 and $265,000 compensation expense related to restricted stock, respectively. During the nine-month periods ended September 30, 2010, and 2009, the Company expensed approximately $1.5 million and $736,000 related to restricted stock.

The Securities and Exchange Commission, through an exemptive order granted on June 22, 2010, approved amendments to the Plans which allow participants to elect to have the Company withhold shares of the Company’s common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”). The exemptive order also permits the holders of restricted stock to elect to have the Company withhold shares of Hercules stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual can make, and does not preclude the participant from electing to make, a cash payment at the time of option exercise or to pay taxes on restricted stock.

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

	Three months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator
Net increase in net assets resulting from operations	$(7,823)	$13,690	$(6,738)	$5,113
Less: Dividends declared-common and restricted shares	(7,197)	10,635	(21,582)	31,825

Undistributed earnings	(15,020)	3,055	(28,320)	(26,712)

Undistributed earnings-common shares	(15,020)	3,013	(28,320)	(26,712)
Add: Dividend declared-common shares	7,034	10,486	21,152	31,451

Numerator for basic and diluted change in net assets per common share	(7,986)	13,499	(7,168)	4,739

Denominator
Basic weighted average common shares outstanding	35,208	34,981	35,227	34,282
Common shares issuable	—	595	—	325

Weighted average common shares outstanding assuming dilution	35,208	35,576	35,227	34,607
Change in net assets per common share
Basic	$(0.23)	$0.39	$(0.20)	$0.14
Diluted	$(0.23)	$0.38	$(0.20)	$0.14

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three and nine-month periods ended September 30, 2010, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 4.0 million and 3.9 million shares, respectively. For the three and nine-month periods ended September 30, 2009, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 3.8 million and 4.0 million shares. For the three and nine-month periods ended September 30, 2010 approximately 672,000 and 742,000 shares were anti-dilutive due to net assets decreasing during these periods as a result of operations.

9. Related-Party Transactions

In connection with the Company’s sales of public equity investments, during the nine-month period ended September 30, 2010, the Company paid JMP Securities LLC approximately $34,600 in brokerage commissions. The Company paid JMP Securities LLC approximately $12,000 and $48,000 for the three and nine-month periods ended September 30, 2009.

10. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2010 (unaudited) and 2009:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(Unaudited)

(Dollar in thousands, except per share amounts)

	Nine Months Ended September 30,
	2010		2009
Per share data:
Net asset value at beginning of period	$10.29		$11.56
Net investment income	0.59		0.98
Net realized gain (loss) on investments	(0.43)		(0.57)
Net unrealized appreciation (depreciation) on investments	(0.35)		(0.27)

Total from investment operations	(0.19)		0.14

Net increase/(decrease) in net assets from capital share transactions	(0.19)		(0.45)
Distributions	(0.61)		(0.92)
Stock-based compensation expense included in investment income (1)	0.06		0.04

Net asset value at end of period	$9.36		$10.37

Ratios and supplemental data:
Per share market value at end of period	$10.11		$9.82
Total return	(0.65	%)(2)	27.63%
Shares outstanding at end of period	36,158		35,546
Weighted average number of common shares outstanding	35,208		34,282
Net assets at end of period	$338,549		368,722
Ratio of operating expense to average net assets (annualized)	7.01%		8.34%
Ratio of net investment income before investment gains and losses to average net assets (annualized)	7.62%		11.78%
Average debt outstanding	$223,766		153,124
Weighted average debt per common share	$6.36		$4.42
Portfolio turnover	1.72%		0.95%

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

11. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at September 30, 2010 totaled approximately $122.3 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $70.1 million of non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $268,000 and $765,000 during the three and nine-month periods ended September 30, 2010, respectively. There was approximately $224,000 and $728,000 of rent expenses recorded in the same periods ended September 30, 2009.

Future commitments under the credit facility and operating leases as of September 30, 2010 (unaudited) were as follows:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)	$160,000	$—	$—	$—	$160,000
Operating Lease Obligations (4)	3,641	1,192	2,363	85	—

Total	$163,641	$1,192	$2,363	$85	$160,000

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation obligation with Citigroup. See Note 4.
(3)

Includes borrowings under the Wells Facility, the Union Bank Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility or the Union Bank Facility at September 30, 2010.

(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

12. Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165—Subsequent Events , which was subsequently included in ASC Topic 855— Subsequent Events, or ASC 855. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance during the quarter ended June 30, 2009.

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

13. Subsequent Events

The Board of Directors declared a cash dividend of $0.20 per share that will be payable on December 17, 2010 to shareholders of record as of November 10, 2010. This dividend would represent the Company’s twenty-first consecutive dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $5.81 per share.

As of November 2, 2010, the Company has:

1.	Closed commitments of $44.0 million to new portfolio companies and funded approximately $26.4 million since the close of the third quarter.

2.	Pending commitments (signed term sheets) of over $103.0 million.

3.	The table below summarizes the Company’s year-to-date closed and pending commitments as follows:

2010 Closed Commitments and Pending Commitments (in millions)

1st Half 2010 Closed Commitments(a)	$253.3
Q3-10 Closed Commitments(a)	$67.8
Year to Date, through Q3-10 Closed Commitments(a)	$321.1
Q4-10 Closed Commitments (as of 11-02-2010)	$44.0
Total 2010 Closed Commitments(b)	$365.1
Pending Commitments (as of 11-02-2010)(c)	$103.3
Total	$468.4
a.	Year to Date Closed Commitments excludes $74.2 million of existing credit restructures and renewals.
b.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.
c.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

In October 2010, Aegerion Pharmaceuticals, Inc. (NASDAQ:AEGR) completed its IPO of 5,000,000 shares of its common stock at $9.50 per share, before underwriting discounts and commissions. As of November 2, 2010 the Company has an unrealized gain of approximately $1.0 million based on the close price of $10.25, which is not reflected in the third quarter and will change based on future market conditions.

In October 2010, PSS Systems was acquired by IBM (NYSE: IBM) for an undisclosed amount. The PSS investment generated a total internal rate of return of 13.5%.

In October, 2010, Aveo Pharmaceuticals announced the execution of a securities purchase agreement for a private placement, or “PIPE”, financing. Upon the closing of the PIPE financing, AVEO will receive gross proceeds of approximately $61 million resulting from the sale of 4.5 million shares of common stock.

On October 21, 2010, InfoLogix received notice that the NASDAQ Listing Qualifications Panel had determined to delist its common stock from the NASDAQ Stock Market and suspended trading of its common stock effective with the open of trading on October 21, 2010, as a result of InfoLogix’s non-compliance with the minimum $2.5 million stockholders’ equity requirement, set forth in NASDAQ Listing Rule 5550(b)(2). The closing price of InfoLogix’s common stock on October 20, 2010 was $4.28 compared to a closing price of $2.40 on October 21, 2010. The closing price on September 30, 2010 was $4.22. Furthermore, the Company advanced an additional $2.9 million in October. Infologix continues to explore strategic options as previously disclosed by the company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code. We are treated for federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code as of January 1, 2006. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $407.5 million at September 30, 2010 as compared to $370.4 million at December 31, 2009. During the three and nine-month periods ended September 30, 2010 we made debt commitments totaling $82.7 million and $391.9 million and funded approximately $55.7 million and $286.0 million, respectively. Debt commitments for the nine-month period ended September 30, 2010 included commitments of approximately $266.1 million to eighteen new portfolio companies and $125.8 million to nineteen existing companies. During the three and nine-month periods ended September 30, 2010 we made and funded equity commitments of approximately $187,000 and $18.0 million to six and eight companies, respectively. These commitments further diversify our portfolio by stage and industry sector. During the three and nine-month periods ended September 30, 2009, we made debt commitments totaling $15.8 million and $150.6 million and funded approximately $8.2 million and $76.4 million, respectively. During the three and nine-month periods ended September 30, 2009, we made an equity investment of approximately $444,000 in one existing portfolio company and approximately $816,000 in two existing portfolio companies.

At September 30, 2010, we had unfunded contractual commitments of $122.3 million to 22 portfolio companies. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we had approximately $70.1 million of non-binding term sheets outstanding to six new and existing companies at September 30, 2010. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at September 30, 2010 was approximately $349.1 million, compared to a fair value of approximately $369.5 million at September 30, 2009. The fair value of the equity portfolio at September 30, 2010 and 2009 was approximately $39.4 million and $31.1 million, respectively. The fair value of our warrant portfolio at September 30, 2010 and 2009 was approximately $19.0 million and $14.2 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the nine-month period ended September 30, 2010, we received normal principal amortization repayments of $69.2 million, and early repayments and working line of credit pay-downs totaling $154.2 million. Total portfolio investment activity (exclusive of unearned income) as of the nine-month periods ended September 30, 2010 and 2009 is as follows:

(in millions)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Beginning Portfolio	$370.4	$581.3
Purchase of debt investments	286.8	76.7
Equity Investments	3.0	1.0
Sale of Investments	(24.3)	(23.3)
Principal payments received on investments	(69.2)	(68.7)
Early pay-offs and recoveries	(154.2)	(149.6)
Accretion of loan discounts and paid-in-kind principal	5.4	6.5
Net change in unrealized depreciation in investments	(10.4)	(9.1)

Ending Portfolio	$407.5	$414.8

The following table shows the fair value of our portfolio of investments by asset class (excluding unearned income):

	September 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$302,870	74.3%	$229,454	61.9%
Senior secured debt	65,229	16.0%	99,725	26.9%
Preferred stock	22,713	5.6%	22,875	6.2%
Senior debt-second lien with warrants	—	0.0%	6,173	1.7%
Common Stock	16,689	4.1%	12,210	3.3%

	$407,501	100.0%	$370,437	100%

A summary of our investment portfolio at value by geographic location is as follows:

	September 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$375,231	92.1%	$344,984	93.1%
Canada	20,805	5.1%	21,567	5.8%
England	9,976	2.4%	—	0.0%
Israel	1,489	0.4%	1,310	0.4%
Netherlands	—	0.0%	2,576	0.7%

	$407,501	100.0%	$370,437	100%

Our portfolio companies are primarily privately held expansion and established-stage companies in the biopharmaceutical, clean technology, communications and networking, consumer and business products, electronics and computers, energy, information services, internet consumer and business services, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

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

At September 30, 2010, the Company’s investment in InfoLogix, Inc. was classified as a Control Investment. Approximately $796,000 in investment income was derived from our debt investment in this Software and Internet Consumer portfolio company during the three month period, and approximately $2.4 million during the nine-month period ended September 30, 2010. Approximately $2.5 million of realized gains and net unrealized depreciation of approximately $1.4 million on this control investment were recognized during the nine-month period ended September 30, 2010.

InfoLogix, Inc., a public company, is a provider of enterprise mobility and radio frequency identification (RFID) solutions. Our investment in InfoLogix, Inc. represents 6.3% and 8.3% of our total investments at cost and value, respectively at September 30, 2010. We currently have a greater than 60% equity interest in InfoLogix, Inc. and have representation on its board of directors. We also have a total debt investment of approximately $17.9 million at fair value in InfoLogix, Inc. On October 21, 2010, InfoLogix received notice that the NASDAQ Listing Qualifications Panel had determined to delist its common stock from the NASDAQ Stock Market and suspended trading of its common stock effective with the open of trading on October 21, 2010, as a result of InfoLogix’s non-compliance with the minimum $2.5 million stockholders’ equity requirement, set forth in Nasdaq Listing Rule 5550(b)(2). The closing price of InfoLogix’s common stock on October 20, 2010 was $4.28 compared to a closing price of $2.40 on October 21, 2010. In October, Hercules made $2.9 million of additional debt investments in InfoLogix. InfoLogix continues to explore strategic options as previously disclosed by the company. Our financial results could be negatively affected if this company encounters financial difficulty and fails to repay its obligations or to perform as expected.

Our investments in Spa Chakra Acquisition Corporation, a company that was a Control Investment as of July 1, 2010, was a realized loss during the quarter. We recognized investment income during the nine-month period of approximately $285,000 and a realized loss of approximately $18.9 million in the third quarter of 2010 in this portfolio company prior to the disposal of the investment. The elimination of this investment from our portfolio resulted in a reversal of unrealized depreciation in the third quarter of approximately $17.8 million. During the nine-month period ended September 30, 2009, no portfolio companies were deemed to be Control Investments.

At September 30, 2010 we had an investment in one portfolio company deemed to be an Affiliate. Income derived from this investment was zero, as this is a non-income producing equity investment. At September 30, 2009, we had investments in two portfolio companies deemed to be affiliates. Income derived from our investments in these portfolio companies was less than $500,000 since these investments became affiliates. We recognized a realized loss of approximately $4.0 million during the three and nine-month periods ended September 30, 2009 in a portfolio company that was an affiliate prior to the disposal of the investment.

The following table shows the fair value of our portfolio by industry sector at September 30, 2010 and December 31, 2009 (excluding unearned income):

	September 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$87,620	21.5%	$61,647	16.6%
Consumer & Business Products	52,840	13.0%	25,467	6.9%
Drug Discovery	51,360	12.6%	51,848	14.0%
Communications & Networking	49,909	12.2%	58,088	15.7%
Specialty Pharma	40,265	9.9%	25,193	6.8%
Drug Delivery	35,550	8.7%	21,493	5.8%
Therapeutic	20,597	5.1%	13,470	3.6%
Clean Tech	15,343	3.8%	0	0.0%
Surgical Devices	9,560	2.3%	2,410	0.7%
Information Services	8,934	2.2%	37,740	10.2%
Internet Consumer & Business Services	8,635	2.1%	20,352	5.5%
Electronics & Computer Hardware	8,536	2.1%	17,701	4.8%
Diagnostic	8,512	2.1%	11,399	3.1%
Biotechnology Tools	6,536	1.6%	9,669	2.6%
Semiconductors	2,118	0.5%	11,481	3.1%
Media/Content/Info	1,185	0.3%	2,375	0.6%
Energy	1	0.0%	104	0.0%

	$407,501	100%	$370,437	100%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$11,961	3.4%	$15,777	4.9%
2	254,608	72.9%	147,520	46.0%
3	71,822	20.6%	108,716	33.9%
4	10,374	3.0%	38,384	12.0%
5	368	0.1%	10,505	3.2%

	$349,133	100.0%	$320,902	100.0%

As of September 30, 2010, our investments had a weighted average investment grading of 2.34 as compared to 2.71 at December 31, 2009. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At September 30, 2010, 6 portfolio companies were graded 3, 2 portfolio companies were graded 4, and 4 portfolio companies were graded 5 as compared to 17 portfolio companies that were graded 3, 4 portfolio companies that were graded 4 and 5 portfolio companies that were graded 5 at December 31, 2009. The improvement in investment grading for the period ended September 30, 2010 was driven in part by meaningful progress in the economy and among our portfolio companies, many of which have experienced improved operating performance and greater access to the venture capital market as they secure new equity financings.

At September 30, 2010, there were four portfolio companies on non-accrual status with a fair value of approximately $368,000. There were five loans on non-accrual status as of December 31, 2009 with a fair value of approximately $10.5 million. The significant decrease in this balance is related to the elimination of Spa Chakra Acquisition Corporation from our investment portfolio during the third quarter of 2010.

The effective yield on our debt investments for the three month periods ended September 30, 2010 and 2009 was 16.2% and 15.1%, respectively. This yield was higher period over period due to higher interest rate yield enhancers on new loans originated in 2010 relative to the loans that have been paid off or have amortized.

The overall weighted average yield to maturity of our loan obligations was approximately 13.8% and 13.6% at September 30, 2010 and December 31, 2009. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $30.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from PRIME to 18% as of September 30, 2010. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At September 30, 2010, approximately 69.0% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 27.5% of portfolio company loans were prohibited from pledging or encumbering their intellectual property, 2.6% of the portfolio loans had a custom lien structure and 0.9% of portfolio company loans were equipment only liens. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of September 30, 2010, we held warrants in 91 technology and life science portfolio companies, with a fair value of approximately $19.0 million. These warrant holdings would require us to invest approximately $64.3 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the Three and Nine-month Periods Ended September 30, 2010 and 2009

Investment Income

Interest income totaled approximately $14.1 and $38.1 million for the three and nine-month periods ended September 30, 2010, compared with $14.6 million and $48.4 million for the three and nine-month periods ended September 30, 2009, respectively. Income from commitment, facility and loan related fees totaled approximately $1.5 million and $4.5 million for the three and nine-month periods ended September 30, 2010, compared with $3.1 million and $9.2 million for the same periods ended September 30, 2009, respectively. The decreases in interest income and income from commitment, facility and loan related fees are the result of a reduction in accelerated one-time and restructuring fees, attributable to improvement in credit performance in the portfolio and due to a lower average interest earning investment portfolio.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $7.5 million and $7.3 million during the three month periods ended September 30, 2010 and 2009, respectively. Operating expenses totaled approximately $22.0 million and $23.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Interest and fees totaled approximately $2.5 million and $2.4 million during the three month periods ended September 30, 2010 and 2009 and $7.2 million and $8.9 million for the nine-month periods ended September 30, 2010 and 2009, respectively. This $1.7 million year over year decrease is primarily attributable to the interest expense and one time fees on the Citigroup Credit Facility that was paid off in full in March of 2009.

General and administrative expenses include legal, consulting and accounting fees, insurance premiums, rent, workout and various other expenses. Expenses decreased to $1.7 million from $2.1 million for the three month periods ended September 30, 2010 and 2009, respectively, and expenses decreased to $5.2 million from $5.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively, primarily due to lower workout related expenses.

Employee compensation and benefits totaled approximately $2.6 million and $2.4 million during the three month periods ended September 30, 2010 and 2009, respectively. This increase is primarily due to an increase in headcount as compared to the same period of 2009. Employee compensation and benefits totaled approximately $7.7 million and $8.1 million for the nine-month periods ended September 30, 2010 and 2009, respectively. This decrease is primarily due to a lower bonus accrual during the nine-month period ended September 30, 2010 as compared to the same period of 2009. Stock-based compensation totaled approximately $752,000 and $470,000 during the three month periods ended September 30, 2010 and 2009, respectively, and $2.0 million and $1.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively. These increases were due to the expense on restricted stock grants issued in the first quarter of 2010.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.23 for the quarter ended September 30, 2010 compared to $0.30 per share in the quarter ended September 30, 2009. Net investment income before investment gains and losses for the three and nine-month periods ended September 30, 2010 totaled $8.1 million and $20.6 million, respectively as compared to $10.3 million and $33.7 million in the three and nine-month periods ended September 30, 2009, respectively. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

During the nine months ended September 30, 2010, we recognized net realized gains of approximately $3.6 million from the sale of common stock in our public portfolio companies, approximately $465,000 from mergers of private portfolio companies and realized losses of approximately $19.2 million from equity and warrant investments in portfolio companies that have been liquidated. During the three months ended September 30, 2010 we recognized realized losses of approximately $18.9 million from equity and loan investments in portfolio companies that have been liquidated including Spa Chakra Acquisition Corporation.

During the three and nine-month periods ended September 30, 2009, the Company recognized net realized gains of approximately $533,000 and $200,000, respectively, from the sale of common stock in public companies, approximately $5,000 and $119,000 from mergers of private portfolio companies and realized losses of approximately $14.7 million and $19.8 million, respectively, from equity, loan and warrant investments in portfolio companies that have been liquidated.

A summary of realized gains and losses for the three and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
( in millions)
Realized gains	$—	$0.5	$4.4	$2.1
Realized losses	(18.9)	$(14.7)	(19.5)	$(21.6)

Net realized gains (losses)	$(18.9)	$(14.2)	$(15.1)	$(19.5)

During the three months period ended September 30, 2010 and September 30, 2009, net unrealized appreciation totaled approximately $2.9 million and $17.5 million, respectively. During the nine-months period ended September 30, 2010 and September 30, 2009, net unrealized depreciation totaled approximately $12.2 million and $9.2 million, respectively.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. This net unrealized depreciation was primarily comprised of decreases in the fair value of our portfolio companies due to company performance and market conditions. For the three month period ended September 30, 2010 approximately $4.3 million and $2.7 million of the net unrealized depreciation recognized was attributable to debt and warrant investments based on company performance, respectively and $11.2 million of net unrealized appreciation on our equity investments. Included in these amounts are unrealized appreciation of approximately $2.8 million and $15.0 million in debt and equity investments attributable to the reversal of prior period net unrealized depreciation upon being realized as a loss. For the nine month period ended September 30, 2010 approximately $5.4 million, $3.1 million and $1.9 million of the net unrealized depreciation recognized was attributable to debt, warrant and equity investments, respectively. As of September 30, 2010, the net unrealized appreciation recognized by the Company was increased by approximately $177,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

The following table itemizes the change in net unrealized depreciation of investments for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
(in thousands)	Amount	Amount
Gross unrealized appreciation on portfolio investments	$4,565	$16,387
Gross unrealized depreciation on portfolio investments	(15,824)	(13,326)
Reversal of prior period net unrealized appreciation upon realization	(3,912)	(500)
Reversal of prior period net unrealized depreciation upon realization	17,888	15,051
Citigroup Warrant Participation	177	(96)

Net unrealized appreciation (depreciation) on portfolio investments	$2,894	$17,516

	Nine Months Ended September 30,
	2010	2009
(in thousands)	Amount	Amount
Gross unrealized appreciation on portfolio investments	$26,369	$29,008
Gross unrealized depreciation on portfolio investments	(52,867)	(58,728)
Reversal of prior period net unrealized appreciation upon realization	(3,902)	(1,542)
Reversal of prior period net unrealized depreciation upon realization	18,048	22,300
Citigroup Warrant Participation	134	(146)

Net unrealized appreciation (depreciation) on portfolio investments	$(12,218)	$(9,108)

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three and nine months ended September 30, 2010, the net decrease in net assets resulting from operations totaled approximately $7.8 million and $6.7 million, respectively. For the three and nine months ended September 30, 2009, the net increase in net assets resulting from operations totaled approximately $13.7 million and $5.1 million, respectively. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share for the three and nine-month periods ended September 30, 2010 was $(0.23) and ($0.20), respectively, as compared to basic and fully diluted change in net assets per common share of $0.39 and $0.38 for the three month period and $0.14 for the nine-month period ended September 30, 2009, respectively.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2010, we had approximately $83.0 million in cash and cash equivalents and available borrowing capacity of approximately $50.0 million under the Wells Facility, $20.0 million under the Union Bank Facility and $65.0 million under the SBA program, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

As of September 30, 2010, net assets totaled $338.5 million, with a net asset value per share of $9.36. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2010 Annual Shareholder Meeting held on June 9, 2010, our shareholders authorized the Company, with the approval of its Board of Directors, to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of its common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available in the near term given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of September 30, 2010 was 0%, excluding SBA leverage, based on our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when excluding the SEC exemptive order is approximately 47.3% at September 30, 2010.

At September 30, 2010 and December 31, 2009, we had the following borrowing capacity and outstanding amounts:

	September 30, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	160,000	150,000	130,600

Total	$295,000	$160,000	$200,000	$130,600

(1)

The Company has the ability to borrow $40.0 million in SBA debentures under HT III, subject to SBA approval. In order to have access to an additional $25.0 million, which would be subject to SBA approval and compliance with SBIC regulations, the Company would have to make an additional net investment of $12.5 million in HT III.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as a Small Business Investment Company under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. The Company is the sole limited partner of HT II and HT III and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III our wholly owned subsidiaries. The portfolios of HT II and HT III accounted for approximately 46.8% of our total portfolio at September 30, 2010.

With our net investment of $75.0 million in HT II as of September 30, 2010, HT II has the current capacity to issue a total of $150.0 million of SBA guaranteed debentures, of which $150.0 million was outstanding. As of September 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of September 30, 2010, we hold investments in HT II in 53 companies with a fair value of approximately $167.8 million. HT II’s portfolio accounted for approximately 41.2% of our total portfolio at September 30, 2010.

As of September 30, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of September 30, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $25.0 million in HT III as of September 30, 2010, HT III has the capacity to issue a total of $ 50.0 million of SBA guaranteed debentures, subject to SBA approval, of which $10.0 million was outstanding at September 30, 2010. As of September 30, 2010, HT III has paid the SBA commitment fees of approximately $750,000. As of September 30, 2010, we hold investments in HT III in three companies with a fair value of approximately $22.8 million. HT III’s portfolio accounted for approximately 5.6% of our total portfolio at September 30, 2010.

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

At the same time, the venture capital market for the technology-related companies in which we invest has been active but at reduced investment activity levels. Therefore, to the extent we have capital available; we believe this is an opportune time to invest in the structured lending market for technology-related companies. While today’s economy creates potentially new attractive lending opportunities, our outlook remains cautious for the remainder of 2010 as the economic environment recovers from the recession of the past 21 months. Due to the economic slowdown and reduced venture capital investment activity in 2009, we determined that was prudent to substantially curtail new investment activity in 2009 in order to have working capital available to support our existing portfolio companies. These changes were made to manage our credit performance, maintain adequate liquidity and manage our operating expenses in this extremely challenging and unprecedented credit environment.

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

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our origination activity unfunded commitments may be significant from time to time. As of September 30, 2010, we had unfunded commitments of approximately $122.3 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements and typically only fund 70-80% of the committed amount. We intend to use cashflow from normal and early principal repayments, SBA debentures and our Wells Facility and our Union Bank Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $70.1 million of non-binding term sheets outstanding, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term from prior release are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2010:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3)	$160,000	$—	$—	$—	$160,000
Operating Lease Obligations (4)	3,641	1,192	2,363	85	—

Total	$163,641	$1,192	$2,363	$85	$160,000

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation obligation with Citigroup. See Note 4.
(3)	Includes borrowings under the Wells Facility, the Union Bank Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility or the Union Bank Facility at September 30, 2010.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under the normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $335,000 as of September 30, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II and on May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150 million, subject to periodic adjustments by the SBA. With our net investment of $75.0 million in HT II as of September 30, 2010, HT II has the current capacity to issue up to a total of $150 million of SBA guaranteed debentures, of which $150.0 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.5 million. As of September 30, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of September 30, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $25.0 million in HT III as of September 30, 2010, HT III has the capacity to issue a total of $50.0 million of SBA guaranteed debentures, subject to SBA approval, of which $10.0 million was outstanding at September 30, 2010. Currently, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

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

HTII and HT III are periodically examined and audited by the SBA’s staff to determine its compliance with SBIC regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II III are our wholly owned subsidiaries. As of September 30, 2010, HT III could draw up to $75.0 million of additional leverage from SBA, as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2010 for HT II was approximately $144.3 million with an average interest rate of approximately 5.11%. The average amount of debentures outstanding for the quarter ended September 30, 2010 for HT III was approximately $5.2 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.3% annually. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. We have paid a total of $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at September 30, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeds $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2010.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At September 30, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

At September 30, 2010 and December 31, 2009, the Company had the following borrowing capacity and outstanding borrowings:

	September 30, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding

Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	160,000	150,000	130,600

Total	$295,000	$160,000	$200,000	$130,600

(1)

The Company has the ability to borrow $40.0 million in SBA debentures under HT III, subject to SBA approval. In order to have access to an additional $25.0 million, which would be subject to SBA approval and compliance with SBIC regulations, the Company would have to make an additional net investment of $12.5 million in HT III.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200
August 2, 2010	August 12, 2010	September 17,2010	0.200
November 4, 2010	November 10, 2010	December 17, 2010	0.200

			$5.805

*	Dividend paid in cash and stock.

On November 4, 2010, the Board of Directors announced a cash dividend of $0.20 per share to be paid on December 17, 2010 to shareholders on record as of November 10, 2010. This is the Company’s twenty-first consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $5.81 per share.

During 2010 and as recently updated, our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend or fifth dividend; such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable.

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2010, approximately 95% would be from ordinary income and spill over earnings from 2009 and approximately 5% would be a return of capital. However there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2010 distributions to stockholders will actually be.

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

At September 30, 2010 approximately 80.8% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors in accordance with established valuation procedures and the recommendation of the Valuation Committee of the Board of Directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board of Directors pursuant to a valuation policy and a consistent valuation process. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

Our Board of Directors may from time to time engage an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio investments. We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith. No valuation assistance was provided during the third quarter of 2010.

Income Recognition.

Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2010, we had four portfolio companies on non-accrual status with a fair value of approximately $368,000. There were four loans on non-accrual status with a fair value of approximately $2.4 million as of September 30, 2009.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month periods ended September 30, 2010 and 2009, approximately $1.7 million and $2.2 million, respectively in PIK and end of term income was recorded. There was approximately $5.2 million and $6.4 million in PIK and end of term income recorded for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

Subsequent Events

The Board of Directors declared a cash dividend of $0.20 per share that will be payable on December 17, 2010 to shareholders of record as of November 10, 2010. This dividend would represent the Company’s twenty-first consecutive dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $5.81 per share.

As of November 2, 2010, we have:

1.	Closed commitments of $44.0 million to new portfolio companies and funded approximately $26.4 million since the close of the third quarter.

2.	Pending commitments (signed term sheets) of over $103.0 million.

3.	The table below summarizes our year-to-date closed and pending commitments as follows:

2010 Closed Commitments and Pending Commitments (in millions)

1st Half 2010 Closed Commitments(a)	$253.3
Q3-10 Closed Commitments(a)	$67.8
Year to Date, through Q3-10 Closed Commitments(a)	$321.1
Q4-10 Closed Commitments (as of 11-02-2010)	$44.0
Total 2010 Closed Commitments(b)	$365.1
Pending Commitments (as of 11-02-2010)(c)	$103.3
Total	$468.4
a.	Year to Date Closed Commitments excludes $74.2 million of existing credit restructures and renewals.
b.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.
c.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

In October 2010, Aegerion Pharmaceuticals, Inc. (NASDAQ:AEGR) completed its IPO of 5,000,000 shares of its common stock at $9.50 per share, before underwriting discounts and commissions. As of November 2, 2010 we have an unrealized gain of approximately $1.0 million based on a close price of $10.25, which is not reflected in the third quarter and will change based on future market conditions.

In October 2010, PSS Systems was acquired by IBM (NYSE: IBM) for an undisclosed amount. The PSS investment generated a total internal rate of return of 13.5%.

In October, 2010, Aveo Pharmaceuticals announced the execution of a securities purchase agreement for a private placement, or “PIPE”, financing. Upon the closing of the PIPE financing, AVEO will receive gross proceeds of approximately $61 million resulting from the sale of 4.5 million shares of common stock.

On October 21, 2010, InfoLogix received notice that the NASDAQ Listing Qualifications Panel had determined to delist its common stock from the NASDAQ Stock Market and suspended trading of its common stock effective with the open of trading on October 21, 2010, as a result of InfoLogix’s non-compliance with the minimum $2.5 million stockholders’ equity requirement, set forth in NASDAQ Listing Rule 5550(b)(2). The closing price of InfoLogix’s common stock on October 20, 2010 was $4.28 compared to a closing price of $2.40 on October 21, 2010. The closing price on September 30, 2010 was $4.22. Furthermore, we advanced an additional $2.9 million in October. Infologix continues to explore strategic options as previously disclosed by the company.

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

As of September 30, 2010, approximately 84.8% of our portfolio loans were at floating rates or floating with a floor and 15.2% of our loans were at fixed rates. Over time additional investments may be at floating rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR.

Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in nine-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee on HT II debentures that pooled on September 22, 2010 were 0.406% and 0.29%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which reduces to 0.3% on the one year anniversary of the credit facility. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no borrowings outstanding under this facility at September 30, 2010. The facility expires in August 2011.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. The Union Bank Facility requires the payment of a unused fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at September 30, 2010.

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

At September 30, 2010, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

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

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the Nasdaq Stock Market, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2010 that represent greater than 5% of net assets:

	September 30, 2010
(in thousands)	Fair Value	Percentage of Net Assets
Infologix, Inc.	33,935	10.02%
Unify Corporation	27,563	8.14%
Aveo Pharmaceuticals, Inc.	25,879	7.64%
Velocity Technology Solutions	24,280	7.17%
Labopharm USA, Inc.	20,135	5.95%
Tectura Corporation	18,292	5.40%

InfoLogix, Inc. is a provider of enterprise mobility and radio frequency identification (RFID) solutions. The Company provides these solutions to its customers by utilizing a combination of products and services, including consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure. At September 30, 2010 we owned a controlling interest in this portfolio company. See “Managements’ Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events” for more information regarding InfoLogix.

Unify Corporation is a global provider of application development, data management and migration solutions.

Aveo Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to the discovery and development of new, targeted cancer therapeutics.

Velocity Technology Solutions manages, hosts, and provides systems integration services for companies that outsource enterprise software support.

Labopharm USA,Inc. is a specialty pharmaceutical company that, together with its subsidiaries, develops drugs using its proprietary controlled-release technologies.

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

As of September 30, 2010, we had no outstanding borrowings under the Wells Facility or the Union Bank Facility and $160.0 million of SBA guaranteed debentures under the SBA debenture program.

As of September 30, 2010, we have been unable to secure additional lenders under our Wells Facility. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

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

The continuing unprecedented declines in prices and liquidity in the capital markets have resulted in some net unrealized depreciation in our portfolio. As of September 30, 2010, conditions in the public and private debt and equity markets had continued to deteriorate and pricing levels continued to decline. While the U.S. government has acted to restore liquidity and stability to the financial system, there can be no assurance these regulatory programs and proposals will have a long-term beneficial impact. As a result, in the future, depending on market conditions, we could incur substantial realized losses and may suffer substantial unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

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

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stocks at a price below our net asset value during the nine months ended September 30, 2010.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: November 4, 2010	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 4, 2010	/S/ DAVID M. LUND
David M. Lund
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002