Form 10-K
period 2010-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2011-03-29
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $270.5 million based upon a closing price of $9.21 reported for such date on the NASDAQ Select Global Market. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that such persons are affiliates of the Registrant.

The number of outstanding common shares of the registrant as of March 25, 2011 was 43,507,791

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms and also may finance certain select publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as through our additional offices in Boston and Boulder.

We also make investments in qualifying small businesses through two wholly-owned, small business investment company (“SBIC”) subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”). As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. As of December 31, 2010, we held investments in HT II in 51 companies with a fair value of approximately $155.3 million. HT II’s portfolio companies accounted for approximately 32.9% of our total portfolio at December 31, 2010. As of December 31, 2010, we held investments in HT III in eight companies with a fair value of approximately $50.3 million. HT III’s portfolio accounted for approximately 10.7% of our total portfolio at December 31, 2010.

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity-backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related companies including clean technology, life sciences and lower middle market companies and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by select or all of the assets of the portfolio company.

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, Internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life sciences. Within the life sciences sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. Within the clean technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

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

CURRENT ECONOMIC AND MARKET ENVIRONMENT

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While indicators suggest improvement in the capital markets, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

At the same time, the venture capital market for the technology-related companies in which we invest has been active and is continuing to show signs of increased investment activity in 2010 as compared to 2009. Therefore, to the extent we have capital available, we believe this is an opportune time to invest in the structured lending market for technology-related companies. Today’s economy creates potentially new attractive lending opportunities and we believe that the market for technology-related companies in 2011 is improving as evidenced by the improved IPO market in 2010 as compared to the previous two years.

CORPORATE HISTORY AND OFFICES

We are a Maryland Corporation formed in December 2003 that began investment operations in September 2004. We are an internally managed, non-diversified, closed-end investment company that has elected to be treated as a business development company under the Investment Company Act, as amended, or the “1940 Act”. As a business development company, we are required to meet various regulatory tests. A business development company is required to invest at least 70% of its total assets in “qualifying assets,” including securities of private and thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration, and any preferred stock we may issue in the future, of at least 200% subsequent to each borrowing or issuance of senior securities. See “Item 1. Business—Regulation as a Business Development Company”.

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986 as amended, or the “Code”. We have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under the Code. In order to continue to qualify as a RIC for federal income tax purposes, we must meet certain requirements, including certain minimum distribution requirements. See “Item 1. Business—Certain United States Federal Income Tax Considerations.”

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301 and our telephone number is (650) 289-3060. We also have additional offices in Boston and Boulder. We maintain a website on the Internet at www.herculestech.com. Information contained in our website is not incorporated by reference into this Annual Report, and you should not consider that information as part of this Annual Report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s website at www.sec.gov.

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

•

Valuations currently assigned to technology-related companies in private financing rounds generally decreased since 2008 as a result of the turmoil in the general market and should provide a good opportunity for attractive capital returns.

Technology-Related Companies are Under served by Traditional Lenders. We believe many viable technology-related companies backed by financial sponsors have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with financial sponsor-backed emerging growth or expansion stage companies effectively.

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

Unfulfilled Demand for Structured Debt Financing to Technology-Related Companies. Private debt capital in the form of structured debt financing from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for structured debt financing is a function of the level of annual venture equity investment activity. In 2010, venture capital-backed companies received, in 2,799 transactions, equity financing in an aggregate amount of approximately $26.3 billion, representing an 11.4% increase from the preceding year, as reported by Dow Jones VentureSource. In addition, overall, the median round size in 2010 was approximately $4.5 million, down from $5.0 million in 2009. Even though the median round of financing has decreased, we believe the larger number of companies provides us a greater opportunity to provide debt financing to these venture backed companies. Overall, seed- and first-round deals made up 37% of the deal flow in 2010, and later-stage deals made up roughly 42% of all capital invested.

We believe that demand for structured debt financing is currently under served, in part because of the credit market collapse in 2008 and the resulting exit of debt capital providers to technology-related companies during 2008 and 2009. The venture capital market for the technology-related companies in which we invest has been active and is continuing to show signs of increased investment activity in 2010 as compared to 2009. In addition, lending requirements of traditional lenders have become more stringent due to the significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated market and the financial turmoil affecting the banking system and financial market, which have negatively impacted the debt and equity capital market in the United States and most other markets. At the same time, the venture capital market for the technology-related companies in which we invest has continued to be active. Therefore, to the extent we have capital available, we believe this is an opportune time to be active in the structured lending market for technology-related companies.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our managing directors have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. Our team members have originated structured debt, debt with warrants and equity investments in over 150 technology-related companies, representing over $2.1 billion in commitments, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

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

Historically our structured debt investments to technology-related companies typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investment. In addition, in some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. We believe these equity interests will create the potential for meaningful long-term capital gains in connection with the future liquidity events of these technology-related companies.

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

Invest at Various Stages of Development. We provide growth capital to technology-related companies at all stages of development, from emerging-growth companies, to expansion-stage companies and established-stage companies, including select publicly listed companies and lower middle market companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally focus their investments on a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2010, our proprietary SQL-based database system included over 20,000 technology-related companies and approximately 4,800 venture capital, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

OUR INVESTMENTS AND OPERATIONS

We principally invest in debt securities and, to a lesser extent, equity securities, with a particular emphasis on structured debt with warrants.

We generally seek to invest in companies that have been operating for at least six to 12 months prior to the date of our investment. We anticipate that such entities may, at the time of investment, be generating revenues or will have a business plan that anticipates generation of revenues within 24 to 48 months. Further, we anticipate that on the date of our investment we will generally obtain a lien on available assets, which may or may not include intellectual property, and these companies will have sufficient cash on their balance sheet to operate as well as potentially amortize their debt for at least three to nine months following our investment. We generally require that a prospective portfolio company, in addition to having sufficient capital to support leverage, demonstrate an operating plan capable of generating cash flows or raising the additional capital necessary to cover its operating expenses and service its debt, for an additional six to 12 months subject to market conditions.

We expect that our investments will generally range from $1.0 million to $25.0 million. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period of three to 12 months for emerging growth and expansion-stage companies and longer for established-stage companies. Our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally range from Prime to 14.02% as of December 31, 2010. As of December 31, 2010, 81.6% of our loans were at floating rates or floating rates with a floor and 18.4% of the loans were at fixed rates. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment and facility fees.

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

Typically, our structured debt and equity investments take one of the following forms:

•

Structured debt with warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Traditional “mezzanine” debt is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically have maturities of between two and seven years, with full amortization after an interest only period for emerging-growth or expansion-stage companies and longer deferred amortization for select established-stage companies. Our structured debt with warrants generally carry a contractual interest rate between Prime and 14.02% and may include an additional end-of-term payment or PIK between $1.0 million and $25.0 million. In most cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

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

•

Equipment Loans. We intend to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in only the specific assets financed. These loans are generally for amounts up to $3.0 million but may be up to $15.0 million for certain clean technology venture investments, carry a contractual interest rate between Prime and Prime plus 10%, and have an average term between three and four years. Equipment loans may also include end of term payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2010, we held equity interests in 42 portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Senior Debt	Structured debt with warrants	Equipment Loans	Equity related Securities
Typical Structure	Term or revolving debt	Term debt with warrants	Term debt with warrants	Preferred stock or common stock
Investment Horizon	Usually under 3 years	Long term, ranging from 2 to 7 years, with an average of 3 years	Ranging from 3 to 4 years	Ranging from 3 to 7 years
Ranking/Security	Senior/First lien	Senior secured, either first out or last out, or second lien	Secured only by underlying equipment	None/unsecured
Covenants	Generally borrowing base and financial	Less restrictive; Mostly financial; Maintenance-based	None	None
Risk Tolerance	Low	Medium/High	High	High
Coupon/Dividend	Cash pay—floating or fixed rate	Cash pay—fixed and floating rate; Payment-in-kind in limited cases	Cash pay-floating or fixed rate and may include Payment-in-kind	Generally none
Customization or Flexibility	Little to none	More flexible	Little to none	Flexible
Equity Dilution	None to low	Low to medium	Low	High

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital and private equity-backed technology-related companies, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. During 2010, we began increasing our investments in lower middle market companies that may be or are approaching an operational level where they are EBITDA positive and possibly cash flow positive thereby decreasing their reliance on additional venture capital or private equity investments. At December 31, 2010, our investments in lower middle market companies accounted for approximately 40% of our total investments.

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

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2010, our proprietary SQL-based database system included over 20,000 technology-related companies and approximately 4,800 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee and an affirmative vote by our Chief Executive Officer is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Legal Officer, our Chief Financial Officer, our Chief Credit Officer and the Senior Managing Directors of Technology and Life Science. The investment committee generally meets weekly and more frequently on an as-needed basis. The Senior Managing Directors abstain from voting with respect to investments they originate.

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

Loan and Compliance Administration

Our loan and compliance administration group, headed by our Chief Financial Officer and Chief Credit Officer, administers loans and tracks covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our SQL-based database system. The loan and compliance administration group is also responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the loan and compliance administration group advises the investment committee and the Valuation Committee of our Board of Directors, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

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

From time to time, we will identify investments that require closer monitoring or become workout assets. We develop a workout strategy for workout assets and our investment committee monitors the progress against the strategy. We may incur losses from our investing activities, however, we work with our troubled portfolio companies in order to recover as much of our investments as is practicable, including possibly taking control of the portfolio company. There can be no assurance that principal will be recovered.

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

At December 31, 2010, our investments had a weighted average investment grading of 2.21.

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

CORPORATE STRUCTURE

We are a Maryland corporation and an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2006, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 5 of the notes to our consolidated financial statements).

We formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, and Hercules Technology III, L.P. (“HT III”), which was licensed on May 26, 2010 to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (the “SBA”). As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly owned subsidiary of the Company. The Company is the manager and member of HT II and HT III and HTM is the general partner of HT II and HT III (see Note 4 of the notes to our consolidated financial statements).

We also use wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to permit us to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income. Our wholly owned subsidiary, Hercules Funding II, LLC, functions as a vehicle to collateralize loans under our securitized facility with Wells Fargo Capital Finance.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301. We also have offices in Boston, Massachusetts and Boulder, Colorado.

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

EMPLOYEES

As of December 31, 2010, we had 52 employees, including approximately 27 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

The following discussion is a general summary of the material prohibitions and descriptions governing business development companies. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

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

Our code of ethics is posted on our website at www.herculestech.com and was filed with the SEC as an exhibit to the registration statement (Registration No. 333-126604) for our initial public offering. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.

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

On April 5, 2007, we received an exemptive relief from the SEC that permits us to exclude the indebtedness of our wholly-owned subsidiaries that are small business investment companies from the 200% asset coverage requirement applicable to us.

On May 2, 2007, we received approval from the SEC on our exemptive request permitting us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan and 2006 Non-Employee Incentive Plan permitting such restricted grants.

On June 22, 2010 we received approval from the SEC regarding our request for exemptive relief that would permit our employees to exercise their stock options and restricted stock and pay any related income taxes using a cashless exercise program.

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

Small Business Administration Regulations

HT II and HT III, our wholly-owned subsidiaries, are licensed by the SBA as SBICs under Section 301(c) of the Small Business Investment Act of 1958. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital.

As of December 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With our net investment of $75.0 million in HT II as of December 31, 2010, HT II has the current capacity to issue up to a total of $150.0 million of SBA guaranteed debentures, of which $150.0 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.5 million. As of December 31, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of December 31, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of December 31, 2010, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $20.0 million was outstanding at December 31, 2010.

Currently, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through our wholly-owned subsidiaries HT II and HT III, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2010 as a result of having sufficient capital as defined under the SBA regulations.

As of December 31, 2010, HT III could draw up to $55.0 million of additional leverage from SBA, as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT II was approximately $139.4 million with an average interest rate of approximately 5.11%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT III was approximately $13.9 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, HT II and HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiaries are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that our SBIC subsidiaries will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiaries upon an event of default.

In January 2011, we repaid $25.0 million of SBA debentures under our first license, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment which is subject to SBA approval. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events.”

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following is a general summary of the material U.S. federal income tax considerations applicable to us.

Election to be Taxed as a RIC

Through December 31, 2005, we were subject to Federal income tax as an ordinary corporation under subchapter C of the Code. Effective beginning on January 1, 2006 we met the criteria specified below to qualify as a RIC, and elected to be treated as a RIC under Subchapter M of the Code with the filing of our federal income tax return for 2006. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate level tax. On December 31, 2005, immediately before the effective date of our RIC election, we held assets with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeded their tax basis as of such date. We elected to recognize all of our net built-in gains at the time of the conversion and paid tax on the built-in gain with the filing of our 2005 tax return. In making this election, we marked our portfolio to market at the time of our RIC election and paid approximately $294,000 in federal income tax on the resulting gains.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•	qualify as a RIC; and

•	distribute at least 90% of our net ordinary income and realized net short-term gains in excess of realized net long-term capital losses, if any (the “Annual Distribution Requirement”);

we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute to stockholders with respect to that year. As described above, we made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore will not be subject to built-in gains tax when we sell those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired. We will be subject to United States federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

In order to qualify as a RIC for federal income tax purposes and obtain the tax benefits of RIC status, in addition to satisfying the Annual Distribution Requirement, we must, among other things:

•	have in effect at all times during each taxable year an election to be regulated as business development company under the 1940 Act;

•

derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (b) net income derived from an interest in a “qualified publicly traded partnership” (the “90% Income Test”); and

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

Pursuant to a recent revenue procedure issued by the IRS, the IRS has indicated that it will treat distributions from certain publicly traded RICs (including BDCs) that are paid part in cash and part in stock as dividends that would satisfy the RIC’s annual distribution requirements and qualify for the dividends paid deduction for income tax purposes. In order to qualify for such treatment, the revenue procedure requires that at least 10% of the total distribution be paid in cash and that each shareholder have a right to elect to receive its entire distribution in cash. If the number of shareholders electing to receive cash would cause cash distributions in excess of 10%, then each shareholder electing to receive cash would receive a proportionate share of the cash to be distributed (although no shareholder electing to receive cash may receive less than 10% of such shareholder’s distribution in cash). This revenue procedure applies to distributions made with respect to taxable years ending prior to January 1, 2012. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly reported as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. In situations where this revenue procedure is not applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of the revenue procedure) if certain requirements are satisfied. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or back-end fee interest, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” We may be restricted from making distributions under the terms of debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.

In addition, we will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC Distribution Requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may cause us to fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.

Any transactions in options, futures contracts, constructive sales, hedging, straddle, conversion or similar transactions, and forward contracts will be subject to special tax rules, the effect of which may be to accelerate income to us, defer losses, cause adjustments to the holding periods of our investments, convert long-term capital gains into short-term capital gains, convert short-term capital losses into long-term capital losses or have other tax consequences. These rules could affect the amount, timing and character of distributions to stockholders. We do not currently intend to engage in these types of transactions.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years and such net operating losses do not pass through to the RIC’s stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty are often as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of tax or exemption from tax on this related income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its shareholders.

If we acquire stock in certain foreign corporations that receive at least 75% of their annual gross income from passive sources (such as interest, dividends, rents, royalties or capital gain) or hold at least 50% of their total assets in investments producing such passive income (“passive foreign investment companies”), We could be subject to federal income tax and additional interest charges on “excess distributions” received from such companies or gain from the sale of stock in such companies, even if all income or gain actually received by us is timely distributed to our shareholders. We would not be able to pass through to our shareholders any credit or deduction for such a tax. Certain elections may, if available, ameliorate these adverse tax consequences, but any such election requires us to recognize taxable income or gain without the concurrent receipt of cash. We intend to limit and/or manage our holdings in passive foreign investment companies to minimize our tax liability.

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders. Any such transactions that are not directly related to our investment in securities (possibly including speculative currency positions or currency derivatives not used for hedging purposes) could, under future Treasury regulations, produce income not among the types of “qualifying income” from which a RIC must derive at least 90% of its annual gross income.

Failure to Qualify as a Regulated Investment Company

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions (if made in a taxable year beginning on or before December 31, 2012) would be taxable to our stockholders and, provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At December 31, 2010, approximately 79.8% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a the Company’s valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

Our Board of Directors may from time to time engage an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio companies on a quarterly basis. We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

(1) our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and discussed with our investment committee;

(3) the valuation committee of the board of directors reviews the preliminary valuation of the investment committee and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments, if any; and

(4) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the valuation committee.

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

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

During the quarter ended December 31, 2010, and in connection with the year-end audit process, the Company corrected the valuation process to refine its application of ASC 820. We applied a new procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under the new process, the Company has continued to evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method, as discussed above. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The Company’s audited consolidated financial statements for the year ended December 31, 2010 reflect the fair value of its debt investments in accordance with ASC 820 using the new valuation procedures described above. The Company determined that if it had analyzed the fair value of its investments for the year ended December 31, 2009 using this procedure, the result to the 2009 consolidated financial statements would not have been material. During the year ended December 31, 2010, the Company recognized additional unrealized depreciation of $803,000 which is not material to the 2010 consolidated financial statements.

In addition, amounts previously recorded as deferred fee income ($2.4 million at December 31, 2009) and accrued back-end fees ($6.6 million at December 31, 2009) are no longer shown separately on the consolidated Balance Sheets because these amounts are a component of fair value of the investments on the consolidated Schedule of Investments.

Under the new valuation methodology, the Company’s process includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or if under the in exchange premise when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or if under the in exchange premise the value of a debt security were to greater than amortized cost.

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

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

The Company estimates the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity related. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

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

The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level taxes on our income and gains depends on our satisfaction of distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. These constraints, among others, may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Our experience operating under these constraints is limited to the period since our inception.

Capital markets have experienced a period of disruption and instability and we cannot predict whether these conditions will reoccur.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While indicators suggest improvement in the capital markets, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed the weakness.

As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2010, management identified a material weakness related to our valuation process specifically involving debt investments. As described in “Item 9A. Controls and Procedures- Management’s Report on Internal Control Over Financial Reporting,” we have corrected the valuation process to refine our application of ASC 820 and believe that the audited consolidated financial statements included in this Annual Report reflect the fair value of our debt investments. Our audited consolidated financial statements for the year ended December 31, 2010 reflect the fair value of our debt investments in accordance with ASC 820 using the new valuation procedure. We determined that if we had analyzed the fair value of our investments for the year ended December 31, 2009 using this procedure, the result to the 2009 consolidated financial statements would not have been material. During the year ended December 31, 2010, we recognized additional unrealized depreciation of $803,000, which is not material to the 2010 consolidated financial statements. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Act institutes a wide range of reforms that will have an impact on all financial institutions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

We have and may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under a revenue procedure issued by the Internal Revenue Service, RICs are permitted to treat certain distributions made with respect to tax years ending prior to January 1, 2012, and payable in up to 90% in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes. In situations where this revenue procedure is not applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of the revenue procedure) if certain requirements are satisfied. We previously determined to pay 90% of our first quarter 2009 dividend in shares of newly issued common stock, and we may in the future determine to distribute taxable dividends that are payable in part in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then any such sales may put downward pressure on the trading price of our stock.

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

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their net asset values. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we generally will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

As of December 31, 2010, Hercules did not have any outstanding borrowings under either of its credit facilities with Wells Fargo or Union Bank. In addition, as of December 31, 2010, we had approximately $170.0 million outstanding under the SBA debenture program.

As a business development company, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2010 our asset coverage for senior indebtedness is in excess of 200% since we exclude SBA leverage from this ratio and we have no other borrowings outstanding.

If we cannot obtain additional capital because of either regulatory or market price constraints, we could be forced to curtail or cease our new lending and investment activities, our net asset value could decrease and our level of distributions and liquidity could be affected adversely.

As of December 31, 2010, we had no outstanding borrowings under the Wells Facility or the Union Bank Facility and $170.0 million of SBA guaranteed debentures under the SBA debenture program. As of December 31, 2010, we have been unable to secure additional lenders under our Wells Facility. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

At December 31, 2010, portfolio investments, which are valued at fair value by the Board of Directors, were approximately 79.8% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Valuation Committee. The Valuation Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while applying a valuation process for the types of investments we make, which includes but is not limited to deriving a hypothetical exit price. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2010 that represent greater than 5% of net assets:

	December 31, 2010
(in thousands)	Fair Value	Percentage of Net Assets
Infologix, Inc.	$40,181	9.7%
Aveo Pharmaceuticals, Inc.	28,417	6.9
Unify Corporation.	27,137	6.6
Pacira Pharmaceuticals, Inc.	26,109	6.3
Tectura Corporation	24,010	5.8
Velocity Technology Solutions	23,100	5.6

InfoLogix, Inc. is a provider of enterprise mobility and radio frequency identification (RFID) solutions. The Company provides these solutions to its customers by utilizing a combination of products and services, including consulting, business software applications, managed services, mobile workstations and devices, and wireless infrastructure. At December 31, 2010 we owned a controlling interest in this portfolio company. See “Item 7. Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for more information regarding InfoLogix.

Aveo Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to the discovery and development of new, targeted cancer therapeutics.

Unify Corporation is a global provider of application development, data management and migration solutions.

Pacira Pharmaceuticals, Inc. is an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of new pharmaceutical products.

Tectura Corporation is an IT services firm that specializes in Microsoft Business Solutions applications.

Velocity Technology Solutions, Inc. manages, hosts, and provides systems integration services for companies that outsource enterprise software support.

Our financial results could be negatively affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Our equity ownership in a portfolio company may represent a Control Investment. Our ability to exit an investment in a timely manner could be limited because we are in a control position or have access to inside information in the portfolio company and accordingly, could result in a realized loss on the investment.

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

Regulations governing our operations as a business development company may affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.

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

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Item 1. Business— Regulation as a Business Development Company.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and tax requirements, we include in income certain amounts that we have not yet received in cash, such as contracted payment-in-kind interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contracted payment-in-kind arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

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

Citigroup, a former credit facility provider to Hercules, has an equity participation right through a warrant participation agreement on the pool of loans and certain warrants formerly collateralized under its then existing credit facility (the “Citigroup Facility”). Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on certain warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citigroup Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2010, the Company recorded an increase on participation liability and decreased its unrealized gains by a net amount of approximately $13,000 for Citigroup’s participation. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing our realized gains. In addition, our realized gains will be reduced by the amounts owed to Citigroup under the warrant participation agreement. The value of Citigroup’s participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $481,000 at December 31, 2010 and is included in accrued liabilities and decreased the unrealized gain recognized by us at December 31, 2010. Citigroup’s rights under the warrant participation agreement increase our cost of borrowing and reduce our realized gains.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

On August 25, 2008, we, through a special purpose wholly owned subsidiary, entered into a two-year revolving senior secured credit facility with an optional one-year extension with initial commitments of $50 million at closing with Wells Fargo Capital Finance (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the lending syndicate. See “Item 8. Financial Statements and Supplemental Information.” As of December 31, 2010, we have no outstanding borrowings under the Wells Facility.

As of December 31, 2010, we had not added any additional lenders under the Wells Facility. We continue to be in discussions with various other potential lenders to join the Wells Facility, however, there is no assurance that additional lenders may join the facility. Due to current credit conditions, our cost of borrowing may increase with the addition of additional lenders under the Wells Facility. The Wells Facility expires in August 2011.

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At December 31, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The current lenders under the Wells Facility and the Union Bank Facility have, and any future lender or lenders will have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. In addition, we may grant a security interest in our assets in connection with any such borrowing. These facilities contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, such facilities are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially, the business our portfolio companies that are financed through the facilities. An event of default under these facilities or any credit facility would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

The credit agreements governing the Wells Facility and the Union Bank Facility both require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. The Wells Facility requires us to maintain a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. Based on the net proceeds from the equity raise we completed in November 2010 the adjusted minimum tangible net worth at December 31, 2010 would be approximately $311.0 million. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders, could accelerate repayment under the facilities and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends.

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

In February 2010, we closed on our new $20.0 million credit facility with Union Bank, a one year revolving credit facility. Pricing of the credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base.

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

As of December 31, 2010, Hercules did not have any outstanding borrowings under either of its credit facilities with Wells Fargo or Union Bank and $170.0 million outstanding borrowings under the SBA debentures. Available borrowing capacity under these facilities is $125.0 million and subject to terms and conditions.

Two of our wholly-owned subsidiaries are licensed by the U.S. Small Business Administration, and as a result, we will be subject to SBA regulations.

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2010, HT II’s and HT III’s portfolio companies accounted for approximately 32.9% and 10.7%, respectively, of our total portfolio. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits

SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause HT II and HT III to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either HT II or HT III fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2010 as a result of having sufficient capital as defined under the SBA regulations.

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

There is no assurance that HT III will be able to draw up to the maximum limit available under the SBIC program.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of December 31, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of December 31, 2010, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $20.0 million was outstanding as of December 31, 2010. Access to the remaining $55.0 million leverage is subject to SBA approval and compliance with SBA regulations. There is no assurance that HT III will be able to draw up to the maximum limit available under the SBIC program.

If we are unable to satisfy Code requirements for qualification as a RIC, then we will be subject to corporate-level income tax, which would adversely affect our results of operations and financial condition.

We elected to be treated as a RIC for federal income tax purposes with the filing of our federal corporate income tax return for 2006. We will not qualify for the tax treatment allowable to RICs if we are unable to comply with the source of income, asset diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) that we are otherwise required to distribute, and we cannot pass such net operating losses through to our stockholders. In addition, net operating losses that we carry over to a taxable year in which we qualify as a RIC normally cannot offset ordinary income or capital gains.

Changes in laws or regulations governing our business could negatively affect the profitability of our operations.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern business development companies, SBICs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

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

As of December 31, 2010, approximately 58.9% of the fair value of our portfolio was composed of investments in four industries: 20.4% was composed of investments in the software industry, 13.8% was composed of investments in the communications and networking industry; 13.5% was composed of investments in the specialty pharma industry and 11.2% was composed of investments in the drug discovery industry. As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

Our investments in the clean technology and renewable energy sector face considerable uncertainties including development, operational and regulatory challenges.

Our investments in the clean technology sector are subject to substantial risks. Companies of this nature are relatively new and have been developed through advancement in technologies which may not be proven or whose commercial application is limited. Some of these portfolio companies may be dependent upon favorable regulatory incentives, and there is significant uncertainty about the extent to which such favorable regulatory incentives will be available in the future. Furthermore, production levels for wind, solar, and other renewable energies may be dependent upon adequate wind, sunlight, or biogas production which can vary from period to period, resulting in volatility in production levels and profitability. Demand for clean technology and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases. A change in prices in these energy products could reduce demand for alternative energy. There is particular uncertainty about whether agreements providing incentives for reductions in greenhouse gas emissions, such as the Kyoto Protocol, will continue and whether countries around the world will enact or maintain legislation that provides incentives for reductions in greenhouse gas emissions, without which such investments in clean technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes expire or are adversely modified.

Our investments may be in portfolio companies which may have limited operating histories and financial resources.

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

A natural disaster may also impact the operations of our portfolio companies, including our technology-related portfolio companies. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. A portion of our technology-related portfolio companies rely on items assembled or produced in areas susceptible to natural disasters, and may sell finished goods into markets susceptible to natural disasters. A major disaster, such as an earthquake, tsunami, flood or other catastrophic event could result in disruption to the business and operations of our technology-related portfolio companies. For example, the recent earthquake and tsunami in Japan may have an adverse impact on us or our portfolio companies.

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

The effects of the price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by or under the direction of our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. As of December 31, 2010, conditions in the public and private debt and equity markets had continued to improve and pricing levels continued to rise. However, if macro and micro market conditions should deteriorate, we could incur substantial realized losses and may suffer substantial unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have an adverse effect on our results of operations.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. In such periods, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

A lack of initial public offering opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

A lack of IPO opportunities for venture capital-backed companies could lead to companies staying longer in our portfolio as private entities still requiring funding. This situation may adversely affect the amount of available funding for early-stage companies in particular as, in general, venture-capital firms are being forced to provide additional financing to late-stage companies that cannot complete an IPO. In the best case, such stagnation would dampen returns, and in the worst case, could lead to unrealized depreciation and realized losses as some companies run short of cash and have to accept lower valuations in private fundings or are not able to access additional capital at all. A lack of IPO opportunities for venture capital-backed companies can also cause some venture capital firms to change their strategies, leading some of them to reduce funding of their portfolio companies and making it more difficult for such companies to access capital and to fulfill their potential, which can result in unrealized depreciation and realized losses in such companies by other companies such as ourselves who are co-investors in such companies.

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

Economic downturns or recessions could impair the value of the collateral for our loans to our portfolio companies and consequently increase the possibility of an adverse effect on our financial condition and results of operations.

Many of our portfolio companies are susceptible to economic recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments.

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

In 2010, we received early loan repayments and pay down of working capital loans of approximately $114.5 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

At December 31, 2010, approximately 75.4% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 1.8% of our portfolio company loans were secured by a second priority security in all of the assets of the portfolio company and 22.8% portfolio company loans were prohibited from pledging or encumbering their intellectual property pursuant to negative pledges.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 14.9% of the aggregate outstanding balance of our portfolio as of December 31, 2010. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Provisions of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below net asset value during the year ended December 31, 2010.

The price of our common stock may fluctuate significantly.

As with any company, the price of our common stock will fluctuate with market conditions and other factors, which include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of RICs, business development companies or other financial services companies;

•	any inability to deploy or invest our capital;

•	fluctuations in interest rates;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	the financial performance of specific industries in which we invest in on a recurring basis;

•	announcement of strategic developments, acquisitions, and other material events by us or our competitors, or operating performance of companies comparable to us;

•	changes in regulatory policies or tax guidelines with respect to RICs, SBICs or business development companies;

•	losing RIC status;

•	actual or anticipated changes in our earnings or fluctuations in our operating results, or changes in the expectations of securities analysts;

•	changes in the value of our portfolio of investments;

•	realized losses in investments in our portfolio companies;

•	general economic conditions and trends;

•	inability to access the capital markets;

•	loss of a major funded source; or

•	departures of key personnel.

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

We received comments from the staff of the Division of Investment Management of the Securities and Exchange Commission (the “Staff”) with respect to our newly filed Registration Statement on Form N-2 (File No. 333-150403). We are in the process of responding to the Staff’s comments, including the Staff’s comment with respect to our valuation procedures.

Item 2.	Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, California for our corporate headquarters. We also lease office space in Boston, Massachusetts and Boulder, Colorado.

Item 3.	Legal Proceedings

As of December 31, 2010, we were not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HTGC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for each of the quarterly periods during 2010 and 2009. Our common stock may trade at prices that are at, above, or below our net asset value.

	Price Range
Quarter Ended	High	Low
March 31, 2009	$8.62	$3.93
June 30, 2009	8.89	4.76
September 30, 2009	10.35	8.33
December 31, 2009	11.22	8.96
March 31, 2010	11.15	9.16
June 30, 2010	11.50	8.62
September 30, 2010	10.57	9.13
December 31, 2010	10.91	9.87

As of March 7, 2011, we had 39 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 12,000 additional beneficial holders of our common stock.

Shares of business development companies may trade at a market price that is less than the value of the net assets attributable to those shares. The possibilities that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. At times, our shares of common stock have traded at a premium to net asset value or at a significant discount to the net assets attributable to those shares.

SALES OF UNREGISTERED SECURITIES

During 2010, 2009 and 2008, the Board of Directors elected to receive approximately $105,000, $22,000 and $70,000 respectively, of their compensation in the form of common stock and the Company issued 10,479, 3,334 and 6,668 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2010 and 2009, we issued approximately 199,000 and 307,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

ISSUER PURCHASES OF EQUITY SECURITIES

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

On January 27, 2011, the Company approved the extension of the stock repurchase plan as previously approved on February 8, 2010 under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock set to expire on February 11, 2011 for an additional six month period with a new expiration date of August 26, 2011.

During the year ended December 31, 2010, the Company repurchased 402,833 shares of its common stock at a total cost of approximately $3.7 million.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for our 2011 Annual Meeting of Stockholders.

DIVIDEND POLICY

As a RIC, we intend to distribute quarterly dividends to our stockholders. To the extent we do not distribute during each calendar year an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year, and (3) any ordinary income and net capital gains for the preceding year that were not distributed during such years we are required to pay a 4% excise tax on our undistributed income. To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted by the Code. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. Please refer to “Item 1. Business—Certain United States Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business—Regulation as a Business Development Company.”

For the years ended December 31, 2010 and 2009, we did not record a provision for excise tax since we have paid out greater than 98% of our taxable earnings for each fiscal year.

The following table summarizes dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200
August 2, 2010	August 12, 2010	September 17, 2010	0.200
November 4, 2010	November 10, 2010	December 17, 2010	0.200
March 1, 2011	March 10, 2011	March 24, 2011	0.220

			$6.025

*	Dividend paid in cash and stock.

On March 1, 2011 the Board of Directors increased the quarterly dividend by 10.0% and declared a cash dividend of $0.22 per share that was paid on March 24, 2011 to shareholders of record as of March 10, 2011. This dividend would represent the Company’s twenty-second consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $6.03 per share.

During 2010 and as recently updated, our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90—100% of our taxable quarterly income or potential annual income for a particular year.

Distributions in excess of our current and accumulated earnings and profits generally would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Of the dividends declared during the year ended December 31, 2010 and 2009, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless you specifically “opt out” of the dividend reinvestment plan and choose to receive cash dividends. During 2010 and 2009, we issued approximately 199,000 and 307,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

This graph and other information furnished under Part II. Item 5 of the Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

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

	As of December 31,
($ in thousands, except per share data)	2010	2009	2008	2007	2006
Balance sheet data:
Investments, at value	$472,032	$374,669	$578,211	$525,492	$280,596
Cash and cash equivalents	107,014	124,828	17,242	7,856	16,404
Total assets	591,247	508,967	608,672	541,943	301,142
Total liabilities	178,716	142,452	226,214	141,206	45,729
Total net assets	412,531	366,515	382,458	400,737	255,413

Other Data:
Total debt investments, at value	401,618	325,134	536,964	477,643	264,086
Total warrant investments, at value	23,690	14,450	17,883	21,646	8,441
Total equity investments, at value	46,724	35,085	23,364	26,203	8,069
Unfunded Commitments	117,200	11,700	82,000	130,602	55,500
Net asset value per share(1)	$9.50	$10.29	$11.56	$12.31	$11.65

(1)	Based on common shares outstanding at period end.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008	2007	2006
Investment income:
Interest	$54,700	$62,200	$67,283	$48,757	$26,278
Fees	4,774	12,077	8,552	5,127	3,230

Total investment income	59,474	74,277	75,835	53,884	29,508
Operating expenses:
Interest	8,572	9,387	13,121	4,404	5,770
Loan fees	1,259	1,880	2,649	1,290	810
General and administrative	7,086	7,281	6,899	5,437	5,409
Employee Compensation:
Compensation and benefits	10,474	10,737	11,595	9,135	5,779
Stock-based compensation	2,709	1,888	1,590	1,127	617

Total employee compensation	13,183	12,625	13,185	10,262	6,396

Total operating expenses	30,100	31,173	35,854	21,393	18,385
Net investment income before provision for income taxes and investment gains and losses	29,374	43,104	39,981	32,491	11,123
Provision for income taxes	—	—	—	2	643

Net investment income	29,374	43,104	39,981	32,489	10,480
Net realized gain (loss) on investments	(26,382)	(30,801)	2,643	2,791	(1,604)
Provision for excise tax	—	—	(203)	(139)	—
Net increase (decrease) in unrealized appreciation on investments	1,990	1,269	(21,426)	7,268	2,508

Net realized and unrealized gain (loss)	(24,392)	(29,532)	(18,986)	9,920	904

Net increase in net assets resulting from operations	$4,982	$13,572	$20,995	$42,409	$11,384

Change in net assets per common share (basic):	$0.12	$0.38	$0.64	$1.50	$0.85

Cash dividends declared per common share	$0.80	$1.26	$1.32	$1.20	$0.90

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	our informal relationships with third parties including in the venture capital industry;

•	the expected market for venture capital investments and our addressable market;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access debt markets and equity markets;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a business development company, a SBIC and a RIC;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under “Item 1A. Risk Factors.” You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A—Risk Factors” and “Forward-Looking Statements” of this Item 7.

The results of operations and statement of financial position reported on this Form 10-K have been adjusted for certain items determined subsequent to our earnings release on March 3, 2011. These adjustments primarily relate to our revenue recognition policy regarding the treatment of one-time loan fees. See “—Critical Accounting Policies.”

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and may also finance certain publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley as well as through additional offices in Boston and Boulder.

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related companies including clean technology, life sciences and lower middle market companies and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code. We are treated for federal income tax purposes as a regulated investment company, or a RIC under Subchapter M of the Code as of January 1, 2006. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of-income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

Current Economic and Market Environment

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While indicators suggest improvement in the capital markets, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital especially as a result of regulatory constraints.

At the same time, the venture capital market for the technology-related companies in which we invest has been active and is continuing to show signs of increased investment activity in 2010 as compared to 2009. Therefore, to the extent we have capital available, we believe this is an opportune time to invest in the structured lending market for technology-related companies. Today’s economy creates potentially new attractive lending opportunities and we believe that the market for technology-related companies in 2011 is improving as evidenced by the improved IPO market in 2010 when compared to the previous two years.

Portfolio and Investment Activity

The total value of our investment portfolio was $472.0 million at December 31, 2010, as compared to $374.7 million at December 31, 2009. During the year ended December 31, 2010, we had debt commitments totaling $523.0 million and funded $320.4 million under these commitments and commitments from prior years, including restructuring and recapitalization transactions. We also made equity investments totaling approximately $2.3 million during the year ended December 31, 2010. The fair value of our equity and warrant portfolios at December 31, 2010 were $46.7 million and $23.7 million, respectively. For the year ended December 31, 2010, we recognized net unrealized depreciation on our debt, and warrant portfolios of approximately $3.1 million and $0.5 million and net unrealized appreciation on our equity portfolio of approximately $5.2 million, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC 820”), formerly known as FAS 157.

At December 31, 2010, we had unfunded contractual commitments of $117.2 million to 19 portfolio companies. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we executed 8 non-binding term sheets for approximately $92.0 million for proposed future commitments. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process as well as negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

In response to the lack of liquidity in the debt and capital markets, during 2009 we slowed our origination activities, adopting a slow and steady investment strategy and shifting our focus to established-stage companies. These changes were made to manage our credit performance, maintain adequate liquidity and to manage our operating expenses in this extremely challenging and unprecedented credit environment. In 2010, we saw signs of improvement in the venture capital backed technology-related sector and entered into commitments of approximately $523.0 million to new and existing portfolio companies, including restructuring and recapitalization transactions.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the year ended December 31, 2010, we received normal principal amortization repayments of $81.6 million, and early repayments and working line of credit pay downs totaling $114.5 million. Total portfolio investment activity (inclusive of unearned income) as of and for each of the years ended December 31, 2010 and 2009 was as follows:

(in millions)	December 31, 2010	December 31, 2009
Beginning Portfolio	$374.7	$578.2
Purchase of debt investments	320.4	86.3
Equity Investments	2.3	2.9
Sale of Investments	(34.2)	(36.5)
Principal payments received on investments	(81.6)	(110.6)
Early pay-offs and recoveries	(114.5)	(164.2)
Accretion of loan discounts and paid-in-kind principal	3.3	17.3
Net change in unrealized depreciation in investments	1.6	1.3

Ending Portfolio	$472.0	$374.7

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2010 and December 31, 2009 (excluding unearned income).

	December 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$357,963	75.8%	$226,391	60.4%
Senior secured debt	59,251	12.6%	107,075	28.6%
Preferred stock	26,813	5.7%	22,875	6.1%
Senior debt-second lien with warrants	8,094	1.7%	6,118	1.6%
Common Stock	19,911	4.2%	12,210	3.3%

	$472,032	100.0%	$374,669	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$438,585	92.9%	$349,262	93.2%
Canada	20,876	4.4%	21,553	5.8%
England	10,653	2.3%	—	0.0%
Israel	1,918	0.4%	1,310	0.3%
Netherlands	—	0.0%	2,544	0.7%

	$472,032	100.0%	$374,669	100.0%

Our portfolio companies are primarily privately held expansion-and established-stage companies in the biopharmaceutical, clean technology, communications and networking, consumer and business products, electronics and computers, energy, information services, internet consumer and business services, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For years ended December 31, 2010 and 2009, our ten largest portfolio companies represented approximately 57.5% and 51.9% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2010 and 2009, we had six and three investments, respectively, that represented 5% or more of our net assets. At December 31, 2010, we had three equity investments representing approximately 48.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2009, we had five equity investments which represented approximately 50.3% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

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

At December 31, 2010, we had one Control Investment, InfoLogix, Inc. Approximately $3.0 million in investment income was derived from our debt investment in this software and internet consumer portfolio company during the period ended December 31, 2010. See “—Subsequent Events” for more information regarding InfoLogix. At December 31, 2009, we had one investment in one portfolio company deemed to be a Control Investment. $1.4 million in investment income was derived from our debt investment in this portfolio company. No investments in 2008 were deemed to be Control Investments.

Approximately $2.5 million of realized gains and net unrealized appreciation of approximately $77,000 on this control investment were recognized during the year ended December 31, 2010. No realized gains or losses related to Control Investments were recognized during the years ended December 31, 2009 and 2008. We recognized unrealized appreciation of approximately $8.4 million on Control Investments in 2009. No unrealized appreciation or depreciation was recognized on Control Investments during the year end December 31, 2008.

At December 31, 2010, the Company had one investment in a portfolio company deemed to be an Affiliate. No income was derived from this investment as this is a non-income producing equity investment. At December 31, 2009, the Company had an investment in one portfolio company deemed to be an Affiliate and did not derive income as this investment was a non-income producing equity investment. At December 31, 2008, the Company had three portfolio companies deemed to be Affiliates. For the year ended December 31, 2008, income derived from three investments was $199,000 in interest income and $18,000 related to commitment and facility fee amortization.

There were no realized gains or losses related to this Affiliate during the years ended December 31, 2010, 2009 and 2008. During the years ended December 31, 2010, 2009 and 2008, we recognized unrealized appreciation of approximately $795,000, $4.0 million and $3.3 million related to Affiliates.

The following table shows the fair value of our portfolio by industry sector at December 31, 2010 and December 31, 2009 (excluding unearned income):

	December 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Software	$96,508	20.4%	$61,514	16.5%
Communications & Networking	65,098	13.8%	58,039	15.6%
Specialty Pharma	63,607	13.5%	25,628	6.8%
Drug Discovery	52,777	11.2%	53,266	14.2%
Consumer & Business Products	45,316	9.6%	25,200	6.7%
Drug Delivery	35,250	7.5%	21,479	5.7%
Clean Tech	25,722	5.4%	—	0.0%
Therapeutic	25,300	5.4%	14,532	3.9%
Diagnostic	14,911	3.2%	11,924	3.2%
Information Services	10,857	2.3%	38,127	10.2%
Surgical Devices	10,172	2.1%	2,741	0.7%
Electronics & Computer Hardware	7,819	1.6%	17,778	4.7%
Internet Consumer & Business Services	7,255	1.5%	20,254	5.4%
Biotechnology Tools	5,987	1.3%	9,726	2.6%
Semiconductors	3,227	0.7%	11,982	3.2%
Media/Content/Info	2,223	0.5%	2,375	0.6%
Energy	3	0.0%	104	0.0%

	$472,032	100.0%	$374,669	100%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2010 and 2009, respectively:

	December 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$65,345	16.3%	$16,536	5.1%
2	232,713	57.9%	148,117	45.6%
3	90,739	22.6%	110,707	34.0%
4	8,776	2.2%	38,983	12.0%
5	4,045	1.0%	10,791	3.3%

	$401,618	100.0%	$325,134	100.0%

As of December 31, 2010, our investments had a weighted average investment grading of 2.21 as compared to 2.71 at December 31, 2009. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At December 31, 2010, eight portfolio companies were graded 3, two portfolio companies were graded 4, and two were graded 5 as compared to 17, 4 and 5 portfolio companies, respectively, at December 31, 2009. The improvement in investment grading for the period ended December 31, 2010 was driven in part by meaningful progress in the economy and among our portfolio companies , many of which have experienced improved operating performance and greater access to the venture capital market as they secure new equity financings. At December 31, 2010, we had two loans on non accrual with a fair market value of approximately $4.0 million compared to five loans at December 31, 2009 with a fair value of approximately $10.5 million.

The effective yield on our debt investments during the year was 16.0% and was attributed in part to interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan obligations was approximately 13.92% at December 31, 2010, increased slightly compared to 13.6% at December 31, 2009, attributed to increased investments to both expansion and established-stage companies and asset based financing offered to more mature middle market companies. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from prime to 14.02% as of December 31, 2010. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt. In most cases, we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At December 31, 2010, approximately 75.4% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 1.8% of our portfolio company loan was secured by a second priority security in all of the assets of the portfolio company, 22.8% of our portfolio company loans were prohibited from pledging or encumbering their intellectual property. Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security for emerging-growth, expansion-stage and established-stage companies. In addition, certain loans may include an interest-only period ranging from three to eighteen months for emerging-growth and expansion-stage companies and longer for established-stage companies. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of December 31, 2010, we held warrants in connection with the majority of our debt investments in our portfolio companies. We hold warrants in 91 portfolio companies, with a fair value of approximately $23.7 million. The fair value of the warrant portfolio has increased by approximately 63.4% as compared to the fair value of $14.5 million at December 31, 2009. These warrant holdings would require us to invest approximately $65.0 million to exercise such warrants are exercised. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of periods ended December 31, 2010 and 2009

Investment Income

Interest income totaled approximately $54.7 million and $62.2 million for 2010 and 2009, respectively. The decrease in interest income was directly related to a lower average investment portfolio outstanding in 2010 than in 2009. In 2010 and 2009, interest income included approximately $6.2 million and $6.7 million of income from accrued exit fees, respectively. Income from commitment, facility and loan related fees such as amendment fees and pre-payment penalties totaled approximately $4.8 million and $12.1 million for 2010 and 2009, respectively. At December 31, 2010 and 2009, we had approximately $6.6 million and $2.4 million of deferred income related to commitment and facility fees, respectively. The increase in deferred income was attributed to increased investment originations in 2010.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $30.1 million and $31.2 million during the periods ended December 31, 2010 and 2009, respectively.

Interest and fees totaled approximately $9.8 million and $11.3 million during the periods ended December 31, 2010 and 2009, respectively. This $1.5 million year over year decrease is primarily attributable to the interest expense and one time fees incurred in 2009 on the Citigroup Credit Facility that was paid off in full in March of 2009 offset by an increase in interest expense on higher borrowings under our SBA debentures.

General and administrative expenses include legal, consulting and accounting fees, insurance premiums, rent, workout and various other expenses. Expenses decreased to $7.1 million from $7.3 million for the periods ended December 31, 2010 and 2009, respectively, primarily due to lower workout related expenses.

Employee compensation and benefits totaled approximately $10.5 million and $10.7 million during the periods ended December 31, 2010 and 2009, respectively. This decrease is primarily due to a lower bonus accrual during the period ended December 31, 2010 as compared to 2009. Stock-based compensation totaled approximately $2.7 million and $1.9 million during the periods ended December 31, 2010 and 2009, respectively. These increases were due to the higher expense attributed to restricted stock grants issued in the first quarter of 2010.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2010 totaled $29.4 million as compared with a net investment income before income tax expense in 2009 of approximately $43.1 million. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

In 2010, we generated realized gains totaling approximately $4.7 million primarily due to the sale of warrants and common stock of 12 portfolio companies. We recognized realized losses in 2010 of approximately $31.1 million on the disposition of investments in 10 portfolio companies. We recognized realized gains of approximately $3.7 million during the year ended December 31, 2009 primarily due to the sale of warrants and common stock of four portfolio companies. We recognized realized losses in 2009 of approximately $34.5 million on the disposition of investments in 16 portfolio companies. A summary of realized gains and losses for the years end December 31, 2010 and 2009 is as follows:

	December 31,
(in thousands)	2010	2009
Realized gains	$4,677	$3,738
Realized losses	(31,059)	(34,539)

Net realized (losses)	$(26,382)	$(30,801)

For the year ended December 31, 2010, net unrealized appreciation totaled approximately $2.0 million and for the year ended December 31, 2009, net unrealized appreciation totaled approximately $1.3 million. The year to year increase is primarily due to the reversal of unrealized depreciation to realized losses.

The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. During the year ended December 31, 2010, net unrealized investment appreciation recognized by the company was reduced by approximately $13,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under “—Borrowings.”

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2010 and 2009:

	December 31,
(in thousands)	2010	2009
Gross unrealized appreciation on portfolio investments	$40,696	$42,272
Gross unrealized depreciation on portfolio investments	(64,465)	(73,969)
Reversal of prior period net unrealized appreciation upon a realization event	(3,902)	(2,319)
Reversal of prior period net unrealized depreciation upon a realization event	29,674	35,256
Citigroup Warrant Participation	(13)	29

Net unrealized appreciation/(depreciation) on portfolio investments	$1,990	$1,269

For a more detailed discussion, see the discussion set forth under “—Critical Accounting Policies—Valuation of Portfolio Investments.”

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2010 net increase in net assets resulting from operations totaled approximately $5.0 million compared to net income of approximately $13.6 million for the period ended December 31, 2009. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share were $0.12 and $0.12, respectively, for the year ended December 31, 2010, compared to a basic and fully diluted net income per share of $0.38 and $0.37, respectively, for the year ended December 31, 2009.

Comparison of periods ended December 31, 2009 and 2008

Investment Income

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

Operating Expenses

Operating expenses totaled approximately $31.2 million and $35.9 million during 2009 and 2008, respectively. Operating expenses for the years ended December 31, 2009 and 2008 included interest expense, loan fees and unused commitment fees of approximately $11.3 and $15.8 million, respectively. The 28.6% decrease in interest expense was primarily due to lower outstanding loan balances on our credit facilities and lower cost of financing. The average debt balance outstanding in 2009 is $147.4 million as compared to $196.9 million in 2008. The weighted average cost of debt was approximately 7.7% at December 31, 2009 as compared to 8.0% at December 31, 2008. Employee compensation and benefits were approximately $10.7 million and $11.6 million during 2009 and 2008, respectively. General and administrative expenses include legal and accounting fees, insurance premiums, rent and various other expenses totaling $7.3 million and $6.9 million in 2009 and 2008 respectively.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2009 totaled $43.1 as compared with a net investment income before income tax expense in 2008 of approximately $40.0 million. This change is made up of the items described above.

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

	December 31,
	2009	2008
(in thousands)
Realized gains	$3,738	$6,925
Realized losses.	(34,539)	$(4,282)

Net realized (losses)	$(30,801)	$2,643

For the year ended December 31, 2009, net unrealized investment depreciation totaled approximately $1.3 million and for the year ended December 31, 2008, net unrealized appreciation totaled approximately $21.4 million. The net unrealized appreciation and depreciation of investments is based on portfolio asset valuations determined in good faith by our Board of Directors. As of December 31, 2009, the net unrealized investment appreciation recognized by the company was reduced by approximately $29,000 for a warrant participation agreement with Citigroup. For a more detailed discussion, see the discussion set forth under “Borrowings” of this Item 7. The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2009 and 2008:

	December 31,
	2009	2008
(in thousands)
Gross unrealized appreciation on portfolio investments	$42,272	$6,139
Gross unrealized depreciation on portfolio investments	(73,969)	(25,250)
Reversal of prior period net unrealized appreciation upon a realization event	32,937	(2,458)
Citigroup Warrant Participation	29	143

Net unrealized appreciation/(depreciation) on portfolio investments	$1,269	$(21,426)

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized.

Through December 31, 2005 we were taxed under Subchapter C of the Code. We elected to be treated as a RIC under Subchapter M of the Code with the filing of our 2006 federal income tax return. Provided we continue to qualify as a RIC, our income generally will not be subject to federal income or excise taxes to the extent we make the requisite distributions to stockholders. At December 31, 2009, no excise tax provision was recorded since we have paid out distributable earnings. See “Item 1. Business—Certain United States Federal Income Tax Considerations.” Of the dividends declared during the year ended December 31, 2009, 100% was comprised of ordinary income. In 2008, of the dividends paid, $1.23 was comprised of ordinary income and $0.09 was comprised of capital gains.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2009, net income totaled approximately $13.6 million compared to net income of approximately $21.0 million for the period ended December 31, 2008. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share were $0.38 and $0.37, respectively, for the year ended December 31, 2009, compared to both basic net and fully diluted net income per share of $0.64 for the year ended December 31, 2008.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had approximately $107.0 million in cash and cash equivalents and available borrowing capacity of approximately $50.0 million under the Wells Facility, $20.0 million under the Union Bank Facility and $55.0 million under the SBA program, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

For the year ended December 31, 2010, net cash provided by operating activities totaled approximately $93.3 million as compared to cash provided by operations of $225.9 million in 2009. Cash used in investing activities for the year ended December 31, 2010, totaled approximately $106,000 and was primarily used for the purchase of computer equipment, leasehold improvements and office furniture and other long term assets. Net cash provided by financing activities totaled $75.3 million for the year ended December 31, 2010, primarily attributed to net proceeds from the issuance of common stock of $68.7 million and borrowings of $39.4 million of SBA debentures, offset by cash dividend payments of $26.9 million, common stock repurchases of $3.7 million and fees of $2.2 million paid on our credit facilities and debenture borrowings.

As of December 31, 2010, net assets totaled $412.5 million, with a net asset value per share of $9.50. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

In November 2010, we completed a follow-on public offering of approximately 7.2 million shares of common stock for gross proceeds of approximately $71.9 million and net proceeds of approximately $68.1 million. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2010 Annual Shareholder Meeting held on June 9, 2010, our shareholders authorized the Company, with the approval of its Board of Directors, to sell up to 20% of the Company’s outstanding common stock at a price below the Company’s then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of its common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of December 31, 2010 was 0%, excluding SBA leverage, based on our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when excluding the SEC exemptive order is approximately 341.8% at December 31, 2010.

On September 27, 2006 and on May 26, 2010, HT II and HT III received licenses to operate as Small Business Investment Companies under the SBIC program and are able to borrow funds from the SBA against eligible investments. As of December 31, 2010, all required contributed capital from Hercules has been invested into HT II and HT III. The Company is the sole limited partner of HT II and HT III and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were compliance with the terms of the SBIC’s leverage as of December 31, 2010 as a result of having sufficient capital as defined under the SBA regulations.

With our net investment of $75.0 million in HT II as of December 31, 2010, HT II has the current capacity to issue a total of $150.0 million of SBA guaranteed debentures, of which $150.0 million was outstanding. As of December 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of December 31, 2010, we held investments in HT II in 51 companies with a fair value of approximately $155.3 million. HT II’s portfolio accounted for approximately 32.9% of the Company’s total portfolio at December 31, 2010.

As of December 31, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of December 31, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of December 31, 2010, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $20.0 million was outstanding at December 31, 2010. As of December 31, 2010, HT III has paid the SBA commitment fees of approximately $750,000. As of December 31, 2010, we held investments in HT III in eight companies with a fair value of approximately $50.3 million. HT III’s portfolio accounted for approximately 10.7% of our total portfolio at December 31, 2010.

In January 2011, we repaid $25.0 million of SBA debentures under our first license, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment which is subject to SBA approval. See “—Subsequent Events.”

At December 31, 2010 and December 31, 2009, we had the following borrowing capacity and outstanding:

	December 31, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding

Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debentures(1)	225,000	170,000	150,000	130,600

Total	$295,000	$170,000	$200,000	$130,600

(1)	The Company has the ability to borrow $55.0 million in SBA debentures under HT III, subject to SBA approval and compliance with SBA regulations.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2010, we had unfunded origination activity commitments of approximately $117.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. In addition, we had approximately $92.0 million of non-binding term sheets with eight companies outstanding, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term from prior release are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Wells Facility and our Union Bank Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2010:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 -3 years	3 -5 years	After 5 years
Borrowings(3)	$170,000	$—	$—	$—	$170,000
Operating Lease Obligations(4)	3,367	1,202	2,165	—	—

Total	$173,367	$1,202	$2,165	$—	$170,000

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Wells Facility, Union Bank Facility and the SBA debentures. There were no outstanding borrowings under the Wells Facility or the Union Bank Facility at December 31, 2010.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $481,000 as of December 31, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II and on May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With our net investment of $75.0 million in HT II as of December 31, 2010, HT II has the current capacity to issue up to a total of $150.0 million of SBA guaranteed debentures, of which $150.0 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.5 million. As of December 31, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of December 31, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of December 31, 2010, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $20.0 million was outstanding at December 31,2010. Currently, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2010 as a result of having sufficient capital as defined under the SBA regulations.

As of December 31, 2010, HT III could draw up to $55.0 million of additional leverage from SBA, as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed.

The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT II was approximately $139.4 million with an average interest rate of approximately 5.11%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT III was approximately $13.9 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

In January 2011, we repaid $25.0 million of SBA debentures under our first license, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment which is subject to SBA approval. See “– Subsequent Events.”

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.3% annually. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. We have paid a total of $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at December 31, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of approximately $311.0 million, contingent upon our total commitments under all lines of credit not exceeding approximately $311.0 million. To the extent our total commitments exceeds approximately $311.0 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. Based on the net proceeds from the equity raise we completed in November 2010, the adjusted minimum tangible net worth at December 31, 2010 would be approximately $311.0 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2010.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At December 31, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breech of representations or covenants, bankruptcy events and change of control.

At December 31, 2010 and December 31, 2009, the Company had the following borrowing capacity and outstanding borrowings:

	December 31, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	170,000	150,000	130,600

Total	$295,000	$170,000	$200,000	$130,600

(1)	The Company has the ability to borrow $55.0 million in SBA debentures under HT III, subject to SBA approval. In January 2011, we repaid $25.0 million of SBA debentures under our first license, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment which is subject to SBA approval. See “–Subsequent Events.”

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200
August 2, 2010	August 12, 2010	September 17, 2010	0.200
November 4, 2010	November 10, 2010	December 17, 2010	0.200
March 1, 2011	March 10, 2011	March 24, 2011	0.220

			$6.025

*	Dividend paid in cash and stock.

On March 1, 2011 the Board of Directors increased the quarterly dividend by 10.0% and declared a cash dividend of $0.22 per share that was paid on March 24, 2011 to shareholders of record as of March 10, 2011. This dividend is the Company’s twenty-second consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $6.03 per share.

During 2010 and as recently updated, our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90—100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the year ended December 31, 2010 and 2009, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At December 31, 2010, approximately 79.8% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

(1) our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and discussed with our investment committee;

(3) the valuation committee of the board of directors reviews the preliminary valuation of the investment committee and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments, if any, and

(4) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the valuation committee.

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

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

During the quarter ended December 31, 2010, and in connection with the year-end audit process, the Company corrected the valuation process to refine its application of ASC 820. We applied a new procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under the new process, the Company has continued to evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method, as discussed above. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The Company’s audited consolidated financial statements for the year ended December 31, 2010 reflect the fair value of its debt investments in accordance with ASC 820 using the new valuation procedures described above. The Company determined that if it had analyzed the fair value of its investments for the year ended December 31, 2009 using this procedure, the result to the 2009 consolidated financial statements would not have been material. During the year ended December 31, 2010 the Company recognized additional unrealized depreciation of $803,000, which is not material to the 2010 consolidated financial statements.

In addition, amounts previously recorded as deferred fee income ($2.4 million at December 31, 2009) and accrued back-end fees ($6.6 million at December 31, 2009) are no longer shown separately on the consolidated Balance Sheets because these amounts are a component of fair value of the investments on the consolidated Schedule of Investments.

Under the new valuation methodology, the Company’s process includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis. See “Item 9A. Controls and Procedures.”

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or if under the in exchange premise when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or if under the in exchange premise the value of a debt security were to greater than amortized cost.

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

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

The Company estimates the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity related. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Income Recognition. Interest income is recorded on the accrual basis and is recognized as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount, (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were two, five and four loans on non-accrual status as of December 31, 2010, 2009 and 2008 with a fair value of approximately $4.0 million, $10.5 million and $864,000, respectively. The cost of non-accrual loans are approximately $11.4 million, $25.5 million and $2.9 million as of December 31, 2010, 2009 and 2008, respectively.

Paid-In-Kind and End of Term Income. Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2010, 2009 and 2008, approximately $2.3 million, $2.9 million and $1.0 million in PIK income was recorded respectively.

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

Effective January 1, 2011, we will recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and original issue discount (OID) related to early loan pay-off or material modification of the specific debt outstanding.

During its quarter ended December 31, 2010, the Company corrected its method of accounting for nonrecurring fees related to loan modifications. The Company previously recognized these fees upon modification of loans. The Company’s audited consolidated financial statements for the year ended December 31, 2010 reflect the correct accounting and recognize fee income in accordance with the procedures described in the preceding paragraph. The Company determined that if it had analyzed the one-time fees for the year ended December 31, 2009 using these procedures, the result to the 2009 consolidated financial statements would not have been material. In addition, the change in method of accounting for nonrecurring fees related to loan modifications has no impact on taxable income. During the year ended December 31, 2010, the Company deferred one-time fee revenue that was recognized in previous periods as income of approximately $1.0 million which is not material to the 2010 consolidated financial statements. The result of the change in methods applied as of December 31, 2010 was approximately $707,000 and was recorded as a reduction in revenue during the fourth quarter of 2010. In the first quarter of 2011, the Company expects to record as revenue $432,000 of the approximate $707,000.

In addition, the Company has considered the aggregated impact of the out of period adjustments recorded in 2010 related to the application of ASC 820 as discussed above under “Debt Investments” and the one-time fee recognition, and concluded that the aggregated impact would not be material to the 2010 or previously issued consolidated financial statements.

Stock-Based Compensation. We have issued and may, from time to time, issue additional stock options and restricted stock to employees under our 2004 Equity Incentive Plan and Board members under our 2006 Equity Incentive Plan. We follow ASC 718, formally known as FAS 123R “Share-Based Payments” to account for stock options granted. Under ASC 718, compensation expense associated with stock-based compensation is measured at the grant date based on the fair value of the award and is recognized.

Federal Income Taxes. We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98.2% of our taxable income and 98% of our capital gain net income for each 1 year period ending on October 31. At December 31, 2010 and 2009, no excise tax was recorded. At December 31, 2008, we recorded a liability for excise tax of approximately $203,000 on income and capital gains of approximately $5.0 million which was distributed in 2009.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), which amends ASC 855 to address certain implementation issues, including (1) eliminating the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, (2) clarifying the period through which conduit bond obligors must evaluate subsequent events, and (3) refining the scope of the disclosure requirements for reissued financial statements. The adoption of this standard did not have a significant impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), which addresses the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can receive in the aggregate. ASU 2010-01 clarifies that the stock portion of such a distribution is considered a share issuance reflected prospectively in earnings per share. ASU 2010-01 is effective for interim and annual periods ending after December 15, 2009 and should be applied on a prospective basis. We adopted the requirements of ASU 2010-01 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non- recurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the requirements of ASU 2010-06 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

Subsequent Events

Investing Activities

As of March 1, 2011, Hercules has:

a.	Closed commitments of approximately $42.0 million to new portfolio companies, excluding $0.4 million of restructurings, and funded approximately $46.0 million since the close of the fourth quarter.

b.	Pending commitments (signed term sheets) of approximately $128.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
Q1-11 Closed Commitments (as of 3-1-2011) (a,b)	$42.0
Pending Commitments (as of 3-1-2010)(c)	$128.0

Total 2011 Closed and Pending Commitments	$170.0

Notes:

a.	Closed commitments exclude $0.4 million of existing credit restructures and renewals.

b.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

c.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Dividend Declaration

On March 1, 2011 the Board of Directors increased the quarterly dividend by 10.0% and declared a cash dividend of $0.22 per share that will be payable on March 24, 2011 to shareholders of record as of March 10, 2011. This dividend would represent the Company’s twenty-second consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $6.03 per share.

Share Repurchase Program

On January 27, 2011, the Company approved the extension of the stock repurchase plan as previously approved on February 8, 2010 under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock set to expire on February 11, 2011 for an additional six month periods with a new expiration date of August 26, 2011.

Liquidity and Capital Resources

In January 2011, the Company repaid $25.0 million of SBA debentures under its first license, priced at approximately 6.63%, including annual fees. In February 2011, Hercules submitted a request to the SBA to borrow $25.0 million under a new capital commitment which is subject to SBA approval.

In February 2011, the Company extended the termination date under the credit facility with Union Bank from May 1, 2011 to July 31, 2011. Terms and conditions under the agreement remain the same through the extension period.

In January 2011, the Company’s portfolio company InfoLogix, Inc., a leading provider of enterprise mobile solutions for the healthcare and commercial industries, completed the sale of all of its shares to Stanley Black & Decker, Inc. (NYSE: SWK). The transaction was valued at approximately $61.2 million prior to transaction fees, closing costs, and working capital adjustments. The close of this sale will have no impact on net asset value as reported on December 31, 2010. In connection with the sale, we expect to realize a net gain of approximately $8.0-$8.5 million in the first quarter of 2011, representing an internal rate of return above 30% on Hercules’ investment in Infologix. This gain is reflected in net asset value as of December 31, 2010.

During March 2011, the Company received a commitment to renew its $300.0 million credit facility (the “facility”) with Wells Fargo Capital Finance, LLC (“WFCF”). Under this three-year senior secured facility, WFCF and the Royal Bank of Canada (“RBC”) have made commitments of $75 million and $25 million, respectively. Borrowings under the facility are expected to be at an interest rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The facility will be secured by loans in the borrowing base. The facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300 million, funded by additional lenders and with the agreement of WFCF and RBC and subject to other customary conditions. There can be no assurances that additional lenders will join the new credit facility. This new arrangement will replace the existing $300 million credit facility under which WFCF had committed $50 million in capital and is subject to customary closing conditions and completion of legal documentation. No assurance can be given that WFCF, RBC and the Company will execute definitive documentation, that the definitive documentation will reflect the terms described herein or that the facility will be entered into at all.

Portfolio Company Events

In February 2011, portfolio company Pacira, an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of novel pharmaceutical products, priced its initial public offering (“IPO”) on Nasdaq-GM under the symbol (“PCRX”).

In February 2011, Hercules sold part of its equity position in portfolio company Kamada (Tel Aviv: KMDA.TA), a publicly traded Israeli-based biopharmaceutical company, and expects to recognize a realized gain of $1.2 million in Q1 2011.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2010, approximately 81.5% of our portfolio loans were at variable rates or at variable rates with a floor rate and 18.5% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten-year treasury every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six month periods. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT II was approximately $139.4 million with an average interest rate of approximately 5.11%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT III was approximately $13.9 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Interest payments on our SBA debentures are payable semi-annually and there are no principal payments required on these issues prior to maturity.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.5% annually, which was reduced to 0.3% upon the one year anniversary of the credit facility on August 25, 2009. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity, which includes the extension if exercised. In February 2011 the facility was extended an additional year to August 2011 under the same terms and conditions.

In February of 2010, we closed on our $20.0 million credit facility with Union Bank, a one year revolving credit facility. Pricing of credit facility is LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. In February 2011, the Company extended the termination date under the credit facility with Union Bank from May 1, 2011 to July 31, 2011.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of

Hercules Technology Growth Capital, Inc.

In our opinion, the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2010 and the related consolidated statements of operations, of changes in net assets, and of cash flows for the year then ended present fairly, in all material respects, the financial position of Hercules Technology Growth Capital, Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to valuation of debt investments existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 25, 2011

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

/s/ Ernst & Young LLP

San Francisco, California

March 12, 2010

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2010	December 31, 2009
Assets
Investments:
Non-affiliate investments (cost of $445,782 and $357,880, respectively)	$428,782	$340,211
Affiliate investments (cost of $2,880 and $2,880, respectively)	3,069	2,274
Control investments (cost of $31,743 and $23,823, respectively)	40,181	32,184

Total investments, at value (cost of $480,405 and $384,583 respectively)	472,032	374,669
Cash and cash equivalents	107,014	124,828
Interest receivable	4,520	3,757
Other assets	7,681	5,713

Total assets	$591,247	$508,967

Liabilities
Accounts payable and accrued liabilities	8,716	11,852
Long-term SBA Debentures	170,000	130,600

Total liabilities	178,716	142,452

Net assets:
Common stock, par value	$43	$35
Capital in excess of par value	477,549	409,036
Unrealized appreciation (depreciation) on investments	(8,038)	(10,028)
Accumulated realized gains (losses) on investments	(51,033)	(28,129)
Distributions in excess of investment income	(5,990)	(4,399)

Total net assets	$412,531	$366,515

Total liabilities and net assets	$591,247	$508,967

Shares of common stock outstanding ($0.001 par value, 60,000 authorized)	43,444	35,634

Net asset value per share	$9.50	$10.29

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$922
		Preferred Stock Warrants		35	189
		Preferred Stock Warrants		39	99
		Preferred Stock		1,341	2,316

Total Acceleron Pharmaceuticals, Inc.				1,484	3,526

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	26,108	26,108
		Preferred Stock Warrants		190	686
		Preferred Stock Warrants		104	165
		Preferred Stock Warrants		24	58
		Preferred Stock Warrants		288	770
		Preferred Stock Warrants		236	630

Total Aveo Pharmaceuticals, Inc.				26,950	28,417

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures July 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$4,699	4,678	4,706
		Preferred Stock Warrants		205	182
		Preferred Stock Warrants		30	33
		Preferred Stock Warrants		28	25
		Preferred Stock		503	503

Total Dicerna Pharmaceuticals, Inc.				5,444	5,449

EpiCept Corporation	Drug Discovery	Common Stock Warrants		4	112
		Common Stock Warrants		40	10

Total EpiCept Corporation				44	122

Horizon Therapeutics, Inc.	Drug Discovery	Preferred Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				231	—

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	170
		Preferred Stock		2,000	1,547

Total Merrimack Pharmaceuticals, Inc.				2,155	1,717

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	155
		Preferred Stock		1,000	999

Total Paratek Pharmaceuticals, Inc.				1,137	1,154

PolyMedix, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$10,000	9,605	9,605
		Preferred Stock Warrants		480	248

Total PolyMedix, Inc.				10,085	9,853

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$1,666	$2,033	$2,033
		Preferred Stock Warrants		152	506

Total Portola Pharmaceuticals, Inc.				2,185	2,539

Total Drug Discovery (12.79%)*				51,215	52,777

Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants		102	180

Total Affinity Videonet, Inc.				102	180

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock		2,880	3,069

Total E-Band Communications, Corp.				2,880	3,069

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$1,654	1,953	1,953
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				2,070	1,953

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.125%	$7,624	7,468	7,459
		Preferred Stock Warrants		102	111

Total Intelepeer, Inc.				7,570	7,570

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	12
		Preferred Stock		250	140

Total Neonova Holding Company				344	152

Opsource, Inc.(4)	Communications & Networking	Senior Debt Matures June 2013 Interest rate Prime + 7.75% or Floor rate of 11.00%	$5,000	4,888	4,888
		Senior Debt Matures October 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$2,000	1,944	1,905
		Revolving Line of Credit Matures June 2011 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,500	1,458	1,458
		Preferred Stock Warrants		223	105

Total Opsource, Inc.				8,513	8,356

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures April 2014 Interest rate Prime + 7.5% or Floor rate of 12.0%	$10,000	$9,634	$9,634
		Preferred Stock Warrants		121	147

Total Pac-West Telecomm, Inc.				9,755	9,781

PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$2,911	2,855	2,792
		Preferred Stock Warrants		61	65

Total PeerApp, Inc.				2,916	2,857

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	138
		Preferred Stock		1,000	1,930

Total Peerless Network, Inc.				1,095	2,068

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	6

Total Ping Identity Corporation				52	6

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	330

Total Purcell Systems, Inc.				123	330

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	40

Total Seven Networks, Inc.				174	40

Stoke, Inc.(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$4,000	3,883	3,883
		Preferred Stock Warrants		53	210
		Preferred Stock Warrants		65	133
		Preferred Stock		500	500

Total Stoke, Inc.				4,501	4,726

Tectura Corporation	Communications & Networking	Senior Debt Matures December 2012 Interest rate 11%	$5,625	5,512	5,512
		Revolving Line of Credit Matures July 2011 Interest rate 11%	$17,477	18,488	18,488
		Preferred Stock Warrants		50	10

Total Tectura Corporation				24,050	24,010

Total Communications & Networking (15.78%)*				64,145	65,098

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock Warrants		$102	$46
		Preferred Stock Warrants		34	15
		Preferred Stock Warrants		95	22
		Preferred Stock		250	143

Total Atrenta, Inc.				481	226

Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$1,162	1,392	1,392
		Preferred Stock Warrants		25	349
		Preferred Stock Warrants		299	228

Total Blurb, Inc.				1,716	1,969

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		188	—

Total Braxton Technologies, LLC.				188	—

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	234

Total Bullhorn, Inc.				43	234

Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$6,000	5,801	5,801
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 5.00% or Floor rate of 12.00%	$2,000	1,997	1,996
		Preferred Stock Warrants		177	643
		Preferred Stock Warrants		152	643

Total Clickfox, Inc.				8,127	9,083

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	14

Total Forescout Technologies, Inc.				99	14

GameLogic, Inc.	Software	Preferred Stock Warrants		92	—

Total GameLogic, Inc.				92	—

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 9.25% or Floor rate of 12.50%	$17,500	17,386	17,386

Total HighJump Acquisition, LLC.				17,386	17,386

HighRoads, Inc.	Software	Preferred Stock Warrants		44	65

Total HighRoads, Inc.				44	65

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Infologix, Inc. (7)	Software	Senior Debt Matures November 2013 Interest rate 18.00%	$5,500	$5,162	$5,162
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%		1,111	1,127
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%	$12,317	12,317	12,317
		Senior Debt Matures December 2010 Interest rate 18.00%	$2,178	2,178	2,178
		Senior Debt Matures April 2013 Interest rate 8.00%	$1,350	1,350	1,350
		Senior Debt Matures September 2011 Interest rate 10.00%	$500	509	509
		Preferred Stock Warrants		725	1,394
		Common Stock		5,000	9,620
		Common Stock		36	69
		Common Stock		3,355	6,455

Total Infologix, Inc.				31,743	40,181

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	17

Total PSS Systems, Inc.				51	17

Rockyou, Inc.	Software	Preferred Stock Warrants		117	186

Total Rockyou, Inc.				117	186

Sportvision, Inc.	Software	Preferred Stock Warrants		39	—

Total Sportvision, Inc.				39	—

Unify Corporation	Software	Senior Debt Matures June 2015 Interest rate Libor + 8.50% or Floor rate of 10.50%	$24,000	22,248	22,968
		Revolving Line of Credit Matures June 2015 Interest rate Libor + 7.50% or Floor rate of 9.50%	$3,750	3,731	3,476
		Preferred Stock Warrants		1,434	693

Total Unify Corporation				27,413	27,137

WildTangent, Inc.	Software	Preferred Stock Warrants		238	10

Total WildTangent, Inc.				238	10

Total Software (23.39%)*				87,777	96,508

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 11.875%	$540	540	540
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				1,141	540

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 7.25% or Floor rate of 10.75%	$5,000	$5,377	$377
		Senior Debt Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,409	3,382	3,382
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,100	3,163	3,163
		Common Stock		81	—

Total Maxvision Holding, LLC.				12,003	6,922

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	90

Total Shocking Technologies, Inc.				63	90

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		129	—
		Preferred Stock		767	267

Total Spatial Photonics, Inc.				896	267

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (1.90%)*				14,203	7,819

Aegerion Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		69	761
		Preferred Stock		1,475	2,206

Total Aegerion Pharmaceuticals, Inc.				1,544	2,967

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$12,000	11,661	11,661
		Preferred Stock Warrants		309	276

Total Althea Technologies, Inc.				11,970	11,937

Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$10,000	9,797	10,021
		Preferred Stock Warrants		490	632

Total Chroma Therapeutics, Ltd.				10,287	10,653

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Pacira Pharmaceuticals, Inc. (4)	Specialty Pharmaceuticals	Senior Debt Matures May 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	$11,105	$11,105
		Senior Debt Matures May 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	13,749	13,749
		Preferred Stock Warrants		1,086	1,255

Total Pacira Pharmaceuticals, Inc.				25,940	26,109

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$9,306	9,474	9,474
		Convertible Senior Debt Interest Rate of 8.0% Matures March 2012	$1,888	1,888	2,467
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—
		Preferred Stock		751	—

Total QuatRx Pharmaceuticals Company				12,640	11,941

Total Specialty Pharmaceuticals (15.42%)*				62,381	63,607

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	75

Total Annie’s, Inc.				321	75

IPA Holdings, LLC. (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 6.75% or Floor rate of 11.0%	$8,250	8,505	8,160
		Senior Debt Matures May 2013 Interest rate Prime + 9.75% or Floor rate of 14.0%	$6,500	7,019	6,995
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 6.25% or Floor rate of 10.50%	$856	761	761
		Preferred Stock Warrants		275	—
		Common Stock		500	—

Total IPA Holdings, LLC.				17,060	15,916

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	60
		Preferred Stock		500	439

Total Market Force Information, Inc.				524	499

Trading Machines, Inc. (8)	Consumer & Business Products	Senior Debt Matures January 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%	$9,812	8,644	4,000
		Preferred Stock Warrants		878	—
		Preferred Stock		50	—

Total Trading Machines, Inc.				9,572	4,000

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Velocity Technology Solutions, Inc.	Consumer & Business Products	Senior Debt Matures February 2015 Interest rate LIBOR + 8% or Floor rate of 11.00%	$15,417	$15,072	$14,574
		Senior Debt Matures February 2015 Interest rate LIBOR + 10% or Floor rate of 13.00%	$8,333	8,317	8,526

Total Velocity Technology Solutions, Inc.				23,389	23,100

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		253	1,443
		Preferred Stock		250	283

Total Wageworks, Inc.				503	1,726

Total Consumer & Business Products (10.98%)*				51,369	45,316

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	1

Total Enpirion, Inc.				157	1

iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	1
		Preferred Stock Warrants		51	33
		Preferred Stock Warrants		73	44
		Preferred Stock Warrants		458	391
		Preferred Stock		490	940

Total iWatt, Inc.				1,118	1,409

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,113
		Preferred Stock		277	704

Total NEXX Systems, Inc.				574	1,817

Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

Solarflare Communications, Inc.	Semiconductors	Preferred Stock Warrants		83	—
		Common Stock		642	—

Total Solarflare Communications, Inc.				725	—

Total Semiconductors (0.78%)*				2,627	3,227

Alexza Pharmaceuticals, Inc. (4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$15,000	14,526	14,472
		Preferred Stock Warrants		645	193

Total Alexza Pharmaceuticals, Inc.				15,171	14,665

Labopharm USA, Inc. (5)	Drug Delivery	Senior Debt Matures December 2012 Interest rate 10.95%	$20,000	19,872	19,872
		Common Stock Warrants		635	329

Total Labopharm USA, Inc.				20,507	20,201

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		$36	$60
		Common Stock Warrants		51	16
		Common Stock		500	308

Total Transcept Pharmaceuticals, Inc.				587	384

Total Drug Delivery (8.54%)*				36,265	35,250

BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$2,901	3,350	3,350
		Preferred Stock Warrants		76	70
		Preferred Stock		1,500	1,890

Total BARRX Medical, Inc.				4,926	5,310

EKOS Corporation	Therapeutic	Preferred Stock Warrants		174	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				327	—

Gelesis, Inc.(8)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,771	2,800	45

Total Gelesis, Inc.				2,800	45

Gynesonics, Inc.	Therapeutic	Senior Debt Mature October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$6,500	6,277	6,277
		Preferred Stock Warrants		228	221
		Preferred Stock		532	456

Total Gynesonics, Inc.				7,037	6,954

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	1
		Preferred Stock Warrants		54	7
		Preferred Stock		1,000	1,159

Total Novasys Medical, Inc.				1,125	1,167

Pacific Child & Family Associates, LLC.	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$6,539	6,392	5,802
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%	$5,900	5,996	5,996

Total Pacific Child & Family Associates, LLC.				12,388	11,798

Total Therapeutic (6.13%)*				28,702	25,300

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		$147	$—
		Preferred Stock		177	292

Total Cozi Group, Inc.				324	292

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	74
		Preferred Stock Warrants		26	18

Total Invoke Solutions, Inc.				82	92

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	50

Total Prism Education Group, Inc.				43	50

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Revolving Line of Credit Matures October 2011 Interest rate Prime + 9.50% or Floor rate of 14.00%	$2,108	1,855	1,855
		Preferred Stock Warrants		13	—
		Preferred Stock Warrants		28	—
		Preferred Stock Warrants		1,183	—
		Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				4,079	1,855

Reply! Inc. (4)	Internet Consumer & Business Services	Senior Debt Matures June 2013 Interest rate Prime + 6.5% or Floor rate of 9.75%	$5,000	4,646	4,646
		Preferred Stock Warrants		320	320

Total Reply! Inc.				4,966	4,966

Total Internet Consumer & Business Services (1.76%)*				9,494	7,255

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	3
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	3

Total Energy (0.00%)*				155	3

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50% or Floor rate of 7.50%	$213	270	270
		Senior Debt Matures September 2011 Interest rate Prime + 0.50% or Floor rate of 6.50%	$127	139	139
		Preferred Stock Warrants		73	184
		Preferred Stock Warrants		117	117
		Preferred Stock		500	500

Total Box.net, Inc.				1,099	1,210

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants		$9	$—
		Preferred Stock		250	37

Total Buzznet, Inc.				259	37

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213	—
		Preferred Stock		250	247

Total hi5 Networks, Inc.				463	247
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	122

Total Jab Wireless, Inc.				265	122

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	50

Total Solutionary, Inc.				346	50

Intelligent Beauty, Inc.	Information Services	Senior Debt Matures March 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$5,812	5,563	5,557
		Senior Debt Matures October 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$2,000	1,942	1,942
		Preferred Stock Warrants		230	230

Total Intelligent Beauty, Inc.				7,735	7,729

Good Technologies, Inc.	Information Services	Common Stock		603	150

Total Good Technologies, Inc.				603	150

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	57
		Preferred Stock		500	375

Total Zeta Interactive Corporation				672	432

Total Information Services (2.63%)*				12,329	10,857

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,415	675

Total Novadaq Technologies, Inc.				1,415	675

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Optiscan Biomedical Corp.	Diagnostic	Senior Debt Matures December 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$10,750	$10,392	$10,392
		Preferred Stock Warrants		1,069	637
		Preferred Stock		3,656	3,207

Total Optiscan Biomedical Corp.				15,117	14,236

Total Diagnostic (3.61%)*				16,532	14,911

Kamada, LTD.(5)	Biotechnology Tools	Preferred Stock Warrants		159	164
		Common Stock		752	1,754

Total Kamada, LTD.				911	1,918

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,885	3,761	3,821
		Common Stock Warrants		192	—

Total Labcyte, Inc.				3,953	3,821

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	44
		Preferred Stock Warrants		33	1
		Preferred Stock		500	203

Total NuGEN Technologies, Inc.				578	248

Total Biotechnology Tools (1.45%)*				5,442	5,987

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	—

Total Crux Biomedical, Inc.				287	—

Transmedics, Inc. (4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,913	8,913
		Preferred Stock Warrants		224	159
		Preferred Stock		1,100	1,100

Total Transmedics, Inc.				10,237	10,172

Total Surgical Devices (2.47%)*				10,524	10,172

Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Everyday Health, Inc.	Media/Content/ Info	Preferred Stock Warrants		60	630
		Preferred Stock		1,000	1,310

Total Everyday Health, Inc.				1,060	1,940

Total Media/Content/Info (0.54%)*				1,542	2,223

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BrightSource Energy, Inc. (4)	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$3,750	$3,265	$3,265
		Senior Debt Matures June 2012 Interest rate Prime + 9.55% or Floor rate of 12.80%	$4,583	4,156	4,156
		Preferred Stock Warrants		675	674

Total BrightSource Energy, Inc.				8,096	8,095

Calera, Inc.	Clean Tech	Senior Debt Matures July 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,621	3,109	3,109
		Preferred Stock Warrants		513	527

Total Calera, Inc.				3,622	3,636

GreatPoint Energy, Inc.	Clean Tech	Senior Debt Matures October 2013 Interest rate Prime + 8.2% or Floor rate of 11.45%	$5,000	4,322	4,322
		Preferred Stock Warrants		548	627

Total GreatPoint Energy, Inc.				4,870	4,949

Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate 11.0%	$2,118	1,880	1,850
		Preferred Stock Warrants		211	192

Total Propel Biofuels, Inc.				2,091	2,042

Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$1,109	1,010	1,010
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$6,000	5,519	5,519
		Preferred Stock Warrants		335	292

Total Solexel, Inc.				6,864	6,821

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		88	99
		Preferred Stock Warrants		72	80

Total Trilliant, Inc.				160	179

Total Clean Tech (6.24%)*				25,703	25,722

Total Investments				$480,405	$472,032

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $22,458, $32,232 and $9,774 respectively. The tax cost of investments is $481,432
(3)	Except for warrants in ten publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2010 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but no more than 50% of the voting securities of the company
(8)	Debt is on non-accrual status at December 31, 2010, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$1,157
		Preferred Stock Warrants		35	215
		Preferred Stock		1,243	2,508

Total Acceleron Pharmaceuticals, Inc.				1,347	3,880

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures May 2012 Interest rate 11.13%	$14,564	15,121	15,121
		Preferred Stock Warrants		190	725
		Preferred Stock Warrants		104	219
		Preferred Stock Warrants		24	76

Total Aveo Pharmaceuticals, Inc.				15,439	16,141

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$6,603	6,412	6,412
		Preferred Stock Warrants		206	128
		Preferred Stock Warrants		31	22

Total Dicerna Pharmaceuticals, Inc.				6,649	6,562

Elixir Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures October 2011 Interest rate Prime + 9.25% or Floor rate of 12.5%	$8,067	8,603	8,603
		Preferred Stock Warrants		217	—

Total Elixir Pharmaceuticals, Inc.				8,820	8,603

EpiCept Corporation	Drug Discovery	Common Stock Warrants		8	38
		Common Stock Warrants		40	201
		Common Stock		—	—

Total EpiCept Corporation				48	239

Horizon Therapeutics, Inc.	Drug Discovery	Senior Debt Matures July 2011 Interest rate Prime + 1.50%	$4,699	4,740	4,740
		Preferred Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				4,971	4,740

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	353

Total Inotek Pharmaceuticals Corp.				1,500	353

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	269
		Preferred Stock		2,000	1,699

Total Merrimack Pharmaceuticals, Inc.				2,155	1,968

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	55
		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,055

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$6,666	6,893	6,893
		Preferred Stock Warrants		152	288

Total Portola Pharmaceuticals, Inc.				7,045	7,181

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Recoly, N.V. (5)	Drug Discovery	Senior Debt Matures June 2012 Interest rate Prime + 4.25%	$2,576	$2,544	$2,544

Total Recoly, N.V.				2,544	2,544

Total Drug Discovery (14.53%)*				51,655	53,266

Affinity Videonet, Inc. (4)	Communications & Networking	Senior Debt
		Matures June 2012 Interest rate Prime + 8.75% or Floor rate of 12.00%	$2,318	2,306	2,306
		Senior Debt Matures June 2012 Interest rate Prime + 14.75% or Floor rate of 18.00%	$2,000	2,030	2,030
		Revolving Line of Credit Matures June 2012 Interest rate Prime + 9.75% or Floor rate of 13.00%	$500	495	495
		Preferred Stock Warrants		102	83

Total Affinity Videonet, Inc.				4,933	4,914

E-Band Communications Corp. (6)	Communications & Networking	Preferred Stock		2,880	2,274

Total E-Band Communications Corp.				2,880	2,274

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$6,472	6,682	6,682
		Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				6,799	6,682

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	42
		Preferred Stock		250	247

Total Neonova Holding Company				344	289

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	—
		Preferred Stock		1,000	800

Total Peerless Network, Inc.				1,095	800

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	168

Total Ping Identity Corporation				52	168

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	386

Total Purcell Systems, Inc.				123	386

Rivulet Communications, Inc. (4)	Communications & Networking	Senior Debt Matures March 2010 Interest rate Prime + 8.00% or Floor rate of 12%	$1,063	1,059	1,059
		Preferred Stock Warrants		146	—
		Common Stock		250	—

Total Rivulet Communications, Inc.				1,455	1,059

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		$174	$11

Total Seven Networks, Inc.				174	11

Stoke, Inc.	Communications & Networking	Preferred Stock Warrants		53	81

Total Stoke, Inc.				53	81

Tectura Corporation	Communications & Networking	Senior Debt Matures September 2010 Interest rate Prime + 10.75% or Floor rate of 14.00%	$1,875	1,875	1,875
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$9,908	10,239	10,239
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 10.75% or Floor rate of 14.00%	$5,000	5,156	5,156
		Preferred Stock Warrants		51	—

Total Tectura Corporation				17,321	17,270

Zayo Bandwidth, Inc.	Communications & Networking	Senior Debt Matures November 2013 Interest rate Libor + 5.25%	$24,750	24,539	24,105

Total Zayo Bandwith, Inc.				24,539	24,105

Total Communications & Networking (15.84)*				59,768	58,039

Atrenta, Inc.	Software	Preferred Stock Warrants		102	99
		Preferred Stock Warrants		34	32
		Preferred Stock Warrants		95	159
		Preferred Stock		250	375

Total Atrenta, Inc.				481	665

Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$3,329	3,400	3,400
		Preferred Stock Warrants		25	128
		Preferred Stock Warrants		299	69

Total Blurb, Inc.				3,724	3,597

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		188	116

Total Braxton Technologies, LLC.				188	116

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	248

Total Bullhorn, Inc.				43	248

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Clickfox, Inc.	Software	Senior Debt Matures September 2011 Interest rate Prime + 5.00% or Floor rate of 10.25%	$3,754	$3,628	$3,628
		Revolving Line of Credit Matures July 2010 Interest rate Prime + 8.50% or Floor rate of 13.5%	$2,000	1,965	1,965
		Preferred Stock Warrants		177	143

Total Clickfox, Inc.				5,770	5,736

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	77

Total Forescout Technologies, Inc.				99	77

GameLogic, Inc.	Software	Preferred Stock Warrants		92	1

Total GameLogic, Inc.				92	1

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$15,000	14,758	14,758

Total HighJump Acquisition, LLC.				14,758	14,758

HighRoads, Inc.	Software	Preferred Stock Warrants		44	13

Total HighRoads, Inc.				44	13

Infologix, Inc. (4)(7)	Software	Senior Debt Matures November 2013 Interest rate 12.00%	$5,500	5,500	5,500
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%	$5,000	5,004	10,060
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%	$7,559	7,559	7,559
		Common Stock Warrants		760	1,494
		Common Stock		5,000	7,571

Total Infologix, Inc.				23,823	32,184

Intelliden, Inc.	Software	Preferred Stock Warrants		18	—

Total Intelliden, Inc.				18	—

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	71

Total PSS Systems, Inc.				51	71

Rockyou, Inc.	Software	Preferred Stock Warrants		117	140

Total Rockyou, Inc.				117	140

Savvion, Inc. (4)	Software	Senior Debt Matures February 2011 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,117	2,085	2,085
		Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.75% or Floor rate of 10.00%	$1,500	1,516	1,516
		Preferred Stock Warrants		52	183

Total Savvion, Inc.				3,653	3,784

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Sportvision, Inc.	Software	Preferred Stock Warrants		$39	$47

Total Sportvision, Inc.				39	47

WildTangent, Inc.	Software	Preferred Stock Warrants		238	77

Total WildTangent, Inc.				238	77

Total Software (16.78%)*				53,138	61,514

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 12.875%	$1,062	1,062	1,062
		Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				1,663	1,062

Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 5.50%	$5,000	5,192	5,192
		Senior Debt Matures April 2012 Interest rate Prime + 2.25%	$4,409	4,378	4,378
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 2.25%	$2,500	2,584	2,584
Maxvision Holding, LLC.	Electronics & Computer Hardware	Common Stock		81	170

Total Maxvision Holding, LLC.				12,235	12,324

Shocking Technologies, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2010 Interest rate Prime + 2.50%	$1,867	1,854	1,854
		Preferred Stock Warrants		63	119

Total Shocking Technologies, Inc.				1,917	1,973
Spatial Photonics, Inc.	Electronics & Computer Hardware	Senior Debt Matures April 2011 Interest rate 10.066%	$1,980	2,102	2,101
		Senior Debt Mature April 2011 Interest rate 9.217%	$197	197	197
		Preferred Stock Warrants		129	—
		Preferred Stock		500	129

Total Spatial Photonics Inc.				2,928	2,427

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (4.85%)*				18,843	17,786

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Aegerion Pharmaceuticals, Inc. (4)	Specialty Pharmaceuticals	Senior Debt Matures September 2011 Interest rate Prime + 2.50% or Floor rate of 11.00%	$5,481	$5,786	$5,786
		Convertible Senior Debt Matures December 2010	$279	279	279
		Preferred Stock Warrants		69	253
		Preferred Stock		1,000	1,019

Total Aegerion Pharmaceuticals, Inc.				7,134	7,337

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$15,417	15,422	15,422
		Convertible Senior Debt Matures March 2010	$1,888	1,888	2,861
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—
		Preferred Stock		750	—

Total QuatRx Pharmaceuticals Company				18,587	18,283

Total Specialty Pharmaceuticals (6.99%)*				25,721	25,620

Annie’s, Inc.	Consumer & Business Products	Senior Debt - Second Lien Matures April 2011 Interest rate LIBOR + 6.50% or Floor rate of 10.00%	$6,000	6,005	6,005
		Preferred Stock Warrants		321	113

Total Annie’s, Inc.				6,326	6,118

IPA Holdings, LLC. (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 8.25% or Floor rate of 12.5%	$9,500	9,432	9,432
		Senior Debt Matures May 2013 Interest rate Prime + 11.25% or Floor rate of 15.5%	$6,500	6,684	6,684
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.00%	$856	786	786
		Preferred Stock Warrants		275	—
		Common Stock		500	120

Total IPA Holdings, LLC.				17,677	17,022

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	—
		Preferred Stock		500	267

Total Market Force Information, Inc.				524	267

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
OnTech Operations, Inc. (8)	Consumer & Business Products	Senior Debt Matures June 2010 Interest rate 16.00%	$106	$106	$—
		Preferred Stock Warrants		452	—
		Preferred Stock Warrants		218	—
		Preferred Stock		1,000	—

Total OnTech Operations, Inc.				1,776	—
Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,425
		Preferred Stock		250	368

Total Wageworks, Inc.				502	1,793

Total Consumer & Business Products (6.88%)*				26,805	25,200

Custom One Design, Inc. (8)	Semiconductors	Senior Debt Matures September 2010 Interest rate 11.50%	$426	409	109
		Common Stock Warrants		18	—

Total Custom One Design, Inc.				427	109
Enpirion, Inc.	Semiconductors	Senior Debt Matures August 2011 Interest rate Prime + 2.00% or Floor rate of 7.625%	$5,094	5,359	5,359
		Preferred Stock Warrants		157	2

Total Enpirion, Inc.				5,516	5,361
iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	—
		Preferred Stock Warrants		51	—
		Preferred Stock Warrants		73	—
		Preferred Stock Warrants		458	—
		Preferred Stock		490	950

Total iWatt, Inc.				1,118	950
NEXX Systems, Inc. (4)	Semiconductors	Senior Debt Matures March 2010 Interest rate Prime + 3.50% or Floor rate of 11.25%	$565	547	547
		Revolving Line of Credit Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 13.25%	$3,000	3,102	3,102
		Revolving Line of Credit Matures June 2010 Interest rate Prime + 8.00% or Floor rate of 17.50%	$500	500	500
		Preferred Stock Warrants		562	784
		Preferred Stock		6	332

Total NEXX Systems, Inc.				4,717	5,265
Quartics, Inc.	Semiconductors	Senior Debt Matures May 2010 Interest rate 10.00%	$139	131	131
		Preferred Stock Warrants		53	—

Total Quartics, Inc.				184	131

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solarflare Communications, Inc.	Semiconductors	Senior Debt Matures August 2010 Interest rate 11.75%	$197	$166	$166
		Preferred Stock Warrants		83	—
		Common Stock		641	—

Total Solarflare Communications, Inc.				890	166

Total Semiconductors (3.27%)*				12,852	11,982

Labopharm USA, Inc. (5)	Drug Delivery	Senior Debt Matures June 2012 Interest rate 10.95%	$20,000	19,704	19,704
		Common Stock Warrants		687	1,307
Total Labopharm USA, Inc.
				20,391	21,011

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	94
		Common Stock Warrants		51	91
		Common Stock		500	283

Total Transcept Pharmaceuticals, Inc.				587	468

Total Drug Delivery (5.86%)*				20,978	21,479

BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$5,481	5,697	5,697
		Revolving Line of Credit Matures May 2010 Interest rate 10.00%	$1,000	1,000	1,000
		Preferred Stock Warrants		76	111
		Preferred Stock		1,500	2,303

Total BARRX Medical, Inc.				8,273	9,111

EKOS Corporation	Therapeutic	Senior Debt Matures November 2010 Interest rate Prime + 2.00%	$2,677	3,193	3,193
		Preferred Stock Warrants		175	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				3,521	3,193

Gelesis, Inc. (8)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,847	2,852	41
		Preferred Stock Warrants		58	—

Total Gelesis, Inc.				2,910	41

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		18	5
		Preferred Stock		250	627

Total Gynesonics, Inc.				268	632

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	26

Total Light Science Oncology, Inc.				99	26

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Novasys Medical, Inc. (4)	Therapeutic	Senior Debt Matures January 2010 Interest rate 9.70%	$295	$529	$529
		Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	—
		Preferred Stock		1,000	1,000

Total Novasys Medical, Inc.				1,654	1,529

Total Therapeutic (3.96%)*				16,725	14,532

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		148	—
		Preferred Stock		177	7

Total Cozi Group, Inc.				325	7

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	129
		Preferred Stock Warrants		26	29

Total Invoke Solutions, Inc.				82	158

Prism Education Group, Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2010 Interest rate 11.25%	$801	777	777
		Preferred Stock Warrants		43	104

Total Prism Education Group, Inc.				820	881

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Revolving Line of Credit Matures May 2010 Interest rate Prime + 6.00% or Floor rate of 12.00%	$10,000	9,989	9,989
		Preferred Stock Warrants		14	223
		Preferred Stock Warrants		28	33
		Preferred Stock		1,000	1,037

Total RazorGator Interactive Group, Inc.				11,031	11,282

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Spa Chakra, Inc. (8)	Internet Consumer & Business Services	Senior Debt Matures October 2011 Interest rate 16.45%	$10,000	$10,222	$5,444
		Senior Debt Matures April 2010 Interest rate 16.45%	$850	850	850
		Senior Debt Matures December 2009 Interest rate 16.45%	$250	250	250
		Senior Debt Matures February 2010 Interest rate 17%	$1,225	1,225	1,225
		Senior Debt Matures February 2010 Interest rate 17%	$157	157	157
		Preferred Stock Warrants		1	—

Total Spa Chakra, Inc.				12,705	7,926

Total Internet Consumer & Business Services (5.53%)*				24,963	20,254

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		107	104
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				155	104

Total Energy (0.03%)*				155	104

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50%	$676	687	687
		Senior Debt Matures September 2011 Interest rate Prime + 0.50%	$287	300	300
		Preferred Stock Warrants		73	53

Total Box.net, Inc.				1,060	1,040

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
		Preferred Stock		250	74

Total Buzznet, Inc.				259	74

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Senior Debt Matures December 2010 Interest rate Prime + 2.5%	$1,357	1,347	1,347
		Senior Debt Matures June 2011 Interest rate Prime + 0.5%	$3,603	4,305	4,305
		Preferred Stock Warrants		213	—

Total hi5 Networks, Inc.				5,865	5,652

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2012 Interest rate Prime + 3.50% or Floor rate of 9.5%	$14,750	$14,594	$14,594
		Revolving Line of Credit Matures October 2010 Interest rate Prime + 3.50% or Floor rate of 9.5%	$2,500	2,492	2,492
		Preferred Stock Warrants		265	151

Total Jab Wireless, Inc.				17,351	17,237

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	83

Total Solutionary, Inc.				346	83

Ancestry.com, Inc. (The Generation Networks, Inc.)	Information Services	Common Stock		452	880

Total Ancestry.com, Inc.				452	880

Good Technologies, Inc. (Visto Corporation)	Information Services	Common Stock		603	603

Total Visto Corporation				603	603

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Senior Debt Matures November 2012 Interest rate 9.50%	$4,731	4,649	4,649
		Senior Debt Matures November 2012 Interest rate 10.50%	$6,484	6,719	6,719
		Preferred Stock Warrants		172	—
		Preferred Stock		500	310

Total Zeta Interactive Corporation				12,040	11,678

Total Information Services (10.40%)*				38,863	38,127

Novadaq Technologies, Inc.	Diagnostic	Common Stock		1,567	542

Total Novadaq Technologies, Inc.				1,567	542

Optiscan Biomedical Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$7,696	8,040	8,040
		Preferred Stock Warrants		760	342
		Preferred Stock		3,000	3,000

Total Optiscan Biomedical Corp.				11,800	11,382

Total Diagnostic (3.25%)*				13,367	11,924

Kamada, LTD.(5)	Biotechnology Tools	Common Stock Warrants		159	149
		Common Stock		794	1,161

Total Kamada, LTD.				953	1,310

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures November 2012 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,500	$3,282	$3,282
		Common Stock Warrants		192	235

Total Labcyte, Inc.				3,474	3,517

NuGEN Technologies, Inc.	Biotechnology Tools	Senior Debt Matures November 2010 Interest rate Prime + 3.45% or Floor rate of 6.75%	$785	917	917
		Senior Debt Matures November 2010 Interest rate Prime + 1.70% or Floor rate of 6.75%	$442	442	442
		Preferred Stock Warrants		45	391
		Preferred Stock Warrants		33	41
		Preferred Stock		500	587

Total NuGEN Technologies, Inc.				1,937	2,378

Solace Pharmaceuticals, Inc.(4)	Biotechnology Tools	Senior Debt Matures August 2012 Interest rate Prime + 4.25% or Floor rate of 9.85%	$2,617	2,521	2,521
		Preferred Stock Warrants		42	—
		Preferred Stock Warrants		54	—

Total Solace Pharmaceuticals, Inc.				2,617	2,521

Total Biotechnology Tools (2.65%)*				8,981	9,726

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	26

Total Crux Biomedical, Inc.				287	26
Transmedics, Inc. (8)	Surgical Devices	Senior Debt Matures December 2011 Interest rate Prime + 5.25% or Floor rate of 10.50%	$9,475	9,715	2,715
		Preferred Stock Warrants		225	—

Total Transmedics, Inc.				9,940	2,715

Total Surgical Devices (0.75%)*				10,227	2,741

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2009

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		$482	$283

Total Glam Media, Inc.				482	283

Waterfront Media Inc.		Preferred Stock Warrants		60	592
		Preferred Stock		1,000	1,500

Total Waterfront Media Inc.				1,060	2,092

Total Media/Content/Info (0.65%)*				1,542	2,375

Total Investments				$384,583	$374,669

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $17,409, $30,495 and $13,086, respectively. The tax cost of investments is $379,600.
(3)	Except for warrants in six publicly traded companies and common stock in four publicly traded companies, all investments are restricted at December 31, 2009 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but no more than 50% of the voting securities of the company.
(8)	Debt is on non-accrual status at December 31, 2009, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008
Investment Income:
Interest income
Non Control/Non Affiliate investments	$51,417	$61,781	$67,080
Affiliate investments	—	153	203
Control investments	3,283	266	—

Total interest income	54,700	62,200	67,283

Fees
Non Control/Non Affiliate investments	5,045	10,883	8,533
Affiliate investments	—	19	19
Control investments	(271)	1,175	—

Total fees	4,774	12,077	8,552

Total investment income	59,474	74,277	75,835
Operating expenses:
Interest	8,572	9,387	13,121
Loan fees	1,259	1,880	2,649
General and administrative	7,086	7,281	6,899
Employee Compensation:
Compensation and benefits	10,474	10,737	11,595
Stock-based compensation	2,709	1,888	1,590

Total employee compensation	13,183	12,625	13,185

Total operating expenses	30,100	31,173	35,854

Net investment income	29,374	43,104	39,981
Net realized (losses) gains on investments
Non Control/Non Affiliate investments	(28,873)	(26,501)	2,643
Affiliate investments	—	(4,300)	—
Control investments	2,491	—	—

Total net realized (loss) gain on investments	(26,382)	(30,801)	2,643

Provision for excise tax	—	—	(203)
Net increase (decrease) in unrealized appreciation on investments
Non Control/Non Affiliate investments	1,118	(12,426)	(18,082)
Affiliate investments	795	5,334	(3,344)
Control investments	77	8,361	—

Total net unrealized (depreciation) appreciation on investments	1,990	1,269	(21,426)

Total net realized and unrealized gains (losses)	(24,392)	(29,532)	(18,986)

Net increase in net assets resulting from operations	$4,982	$13,572	$20,995

Net investment income per common share:
Basic	$0.80	$1.25	$1.23

Net increase in net assets resulting from operations per common share:
Basic	$0.12	$0.38	$0.64

Diluted	$0.12	$0.37	$0.64

Weighted average shares outstanding
Basic	36,156	34,486	32,619

Diluted	36,870	34,891	32,619

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2007	32,541	$33	$393,452	$10,129	$819	$(3,557)	$(139)	$400,737
Net increase in net assets resulting from operations	—	—	—	(21,426)	2,643	39,981	(203)	20,995
Issuance of common stock	7	—	70	—	—	—	—	70
Issuance of common stock from exercise of warrants	88	—	934	—	—	—	—	934
Issuance of common stock under restricted stock plan	238	—	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	222	—	1,414	—	—	—	—	1,414
Dividends declared	—	—	—	—	—	(43,282)	—	(43,282)
Tax Reclassification of stockholders’ equity	—	—	(1,700)	—	444	1,256	—	—
Stock-based compensation	—	—	1,590	—	—	—	—	1,590

Balance at December 31, 2008	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458

Net increase in net assets resulting from operations	—	$—	$—	$1,269	$(30,801)	$43,104	$—	$13,572
Issuance of common stock	3	—	22	—	—	—	—	22
Issuance of common stock under restricted stock plan	307	—	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	307	—	2,862	—	—	—	—	2,862
Issuance of common stock dividend in first quarter of 2009	1,921	2	9,530					9,532
Dividends declared	—	—	—	—	—	(43,914)	—	(43,914)
Stock-based compensation	—	—	1,983	—			—	1,983
Tax Reclassification of stockholders’ equity			(1,121)		(1,234)	2,355		—

Balance at December 31, 2009	35,634	$35	$409,036	$(10,028)	$(28,129)	$(4,057)	$(342)	$366,515

Net increase in net assets resulting from operations	—	$—	$—	$1,990	$(26,382)	$29,374	$—	$4,982
Issuance of common stock	531	1	2,661	—	—	—	—	2,662
Issuance of common stock under restricted stock plan	485	—	—	—	—	—	—	—
Acquisition of common stock under repurchase plan	(403)	—	(3,699)	—	—	—	—	(3,699)
Issuance of common stock under dividend reinvestment plan	199	—	1,927	—	—	—	—	1,927
Retired shares from net issuance	(189)	—	(1,934)	—	—	—	—	(1,934)
Public Offering	7,187	7	68,097	—	—	—	—	68,104
Dividends declared	—	—	—	—	—	(28,816)	—	(28,816)
Stock-based compensation	—	—	2,790	—	—	—	—	2,790
Tax Reclassification of stockholders’ equity			(1,329)		3,478	(2,149)		—

Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,648)	$(342)	$412,531

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net increase in net assets resulting from operations	$4,982	$13,572	$20,995
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(322,331)	(89,188)	(304,666)
Principal payments received on investments	196,119	274,819	222,668
Proceeds from sale of investments	7,613	5,769	20,170
Net unrealized (appreciation) depreciation on investments	(1,990)	(1,269)	21,426
Net realized (gain) loss on investments	26,382	30,801	(2,643)
Net unrealized appreciation on investments due to lender	(13)	29	143
Accretion of paid-in-kind principal	(3,246)	(2,959)	(954)
Accretion of loan discounts	(4,526)	(5,463)	(7,239)
Accretion of loan exit fees	437	(4,649)	(1,588)
Depreciation	400	367	306
Stock-based compensation	2,790	1,983	1,590
Common stock issued in lieu of Director compensation	105	22	70
Change in deferred loan origination revenue	4,185	(4,446)	279
Change in operating assets and liabilities:
Interest and fees receivable	(1,200)	1,478	(830)
Prepaid expenses and other assets	263	2,844	506
Accounts payable	350	(70)	302
Income tax receivable (payable)	(41)	—	—
Accrued liabilities	(3,529)	2,484	1,840
Excise tax payable	—	(196)	98

Net cash provided by (used in) operating activities	(93,250)	225,928	(27,527)

Cash flows from investing activities:
Purchases of capital equipment	(244)	(134)	(606)
Other long-term assets	350	(360)	(6)

Net cash provided by (used in) investing activities	106	(494)	(612)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	68,727	—	934
Stock repurchase program	(3,699)	—	—
Dividends paid	(26,889)	(31,519)	(41,868)
Borrowings of credit facilities	39,400	98,988	252,499
Repayments of credit facilities	—	(185,170)	(169,967)
Fees paid for credit facilities and debentures	(2,209)	(147)	(4,073)

Net cash provided by (used) in financing activities	75,330	(117,848)	37,525
Net increase in cash	(17,814)	107,586	9,386
Cash and cash equivalents at beginning of period	124,828	17,242	7,856

Cash and cash equivalents at end of period	$107,014	$124,828	$17,242

Supplemental disclosures:
Interest paid	$8,274	$9,386	$10,880
Income taxes paid	39	228	139
Stock dividend	—	9,532	—

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

The Company formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, and Hercules Technology III, L.P. (“HT III”) which was licensed on May 26, 2010, to operate as Small Business Investment Companies (“SBIC”) under the authority of the Small Business Administration (“SBA”). As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HT III, and HTM is the general partner (see Note 4).

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

Valuation of Investments

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair

Value Measurements). At December 31, 2010, approximately 79.8% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

Our Board of Directors may from time to time engage an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio investments on a quarterly basis. We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

(1) our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and discussed with our investment committee;

(3) the valuation committee of the board of directors reviews the preliminary valuation of the investment committee and that of the independent valuation firm and responds to the valuation recommendation of the independent valuation firm to reflect any comments, if any; and

(4) the board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the valuation committee.

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

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

During the quarter ended December 31, 2010, and in connection with the year-end audit process, the Company corrected the valuation process to refine its application of ASC 820. We applied a new procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under the new process, the Company has continued to evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method, as discussed above. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The Company’s audited consolidated financial statements for the year ended December 31, 2010 reflect the fair value of its debt investments in accordance with ASC 820 using the new valuation procedures described above. The Company determined that if it had analyzed the fair value of its investments for the year ended December 31, 2009 using this procedure, the result to the 2009 consolidated financial statements would not have been material. During the year ended December 31, 2010, the Company recognized additional unrealized depreciation of $803,000 which is not material to the 2010 consolidated financial statements.

In addition, amounts previously recorded as deferred fee income ($2.4 million at December 31, 2009) and accrued back-end fees ($6.6 million at December 31, 2009) are no longer shown separately on the consolidated Balance Sheets because these amounts are a component of fair value of the investments on the consolidated Schedule of Investments.

Under the new valuation methodology, the Company’s process includes the examination of criteria similar to those used in its original investment decision, including, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or if under the in exchange premise when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or if under the in exchange premise the value of a debt security were to greater than amortized cost.

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

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the valuation date.

The Company estimates the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity related. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2010 and 2009:

		Investments at Fair Value as of December 31, 2010
(in thousands) Description	12/31/2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$394,198	$—	$—	$394,198
Subordinated debt	7,420	—	—	7,420
Preferred stock	24,607	—	—	24,607
Common stock	22,117	4,943	16,144	1,030
Warrants	23,690	—	6,289	17,401

	$472,032	$4,943	$22,433	$444,656

		Investments at Fair Value as of December 31, 2009
(in thousands) Description	12/31/2009	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$319,129	$—	$—	$319,129
Senior debt-second lien	6,005	—	—	6,005
Preferred stock	22,875	—	—	22,875
Common stock	12,210	1,986	8,451	1,773
Warrants	14,450	—	3,374	11,076

	$374,669	$1,986	$11,825	$360,858

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009

(in thousands)	Balance, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2010
Senior Debt	$319,129	$(12,835)	$(3,076)	$98,058	$(7,078)	$394,198
Subordinated Debt	—	—	—	7,420	—	7,420
Senior Debt-Second Lien	6,005	—	—	(6,005)	—	—
Preferred Stock	22,875	(1,250)	(995)	2,603	1,374	24,607
Common Stock	1,773	(15,037)	(743)	15,037	—	1,030
Warrants	11,076	(1,225)	568	8,650	(1,668)	17,401

Total	$360,858	$(30,347)	$(4,246)	$125,763	$(7,372)	$444,656

(in thousands)	Balance, January 1, 2009	Net Realized Gains (losses) (1)	Net change in unrealized appreciation or depreciation (2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2009
Senior Debt	$534,230	$(27,192)	$4,698	$(192,607)	$—	$319,129
Senior Debt-Second Lien	5,824	—	—	181	—	6,005
Preferred Stock	21,249	(3,000)	4,373	661	(408)	22,875
Common Stock	1,894	(105)	(749)	1,204	(471)	1,773
Warrants	14,952	(1,150)	(4,116)	1,390	—	11,076

Total	$578,149	$(31,447)	$4,206	$(189,171)	$(879)	$360,858

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.

Transfers out of Level 3 Senior Debt resulted from four distinct transactions totaling approximately $7.1 million, the majority of which relates to the conversion of InfoLogix, Inc. debt to public equity. Further transfers out of Level 3 Warrants resulted from three distinct transactions totaling approximately $1.7 million, the majority of which relates to the Aveo Pharmaceutical IPO. Transfers in to Preferred Stock Level 3 resulted from four distinct transactions totaling approximately $1.4 million, the majority of which resulted from the conversion of Transmedics, Inc. debt to equity.

For the year ended December 31, 2010 approximately $3.1 million, $3.0 million and $461,000 in unrealized depreciation was recorded for debt equity and warrant Level 3 investments.

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

At December 31, 2010, we had one Control Investment, InfoLogix, Inc. Approximately $3.0 million in investment income was derived from the debt investment in this software and internet consumer portfolio company during the period ended December 31, 2010. See “—Subsequent Events.” At December 31, 2009, the

Company had an investment in one portfolio company deemed to be a Control Investment and $1.4 million in investment income was derived from the debt investment in this portfolio company. No investments in 2008 were deemed to be Control Investments.

Approximately $2.5 million of realized gains and net unrealized appreciation of approximately $77,000 on the Control Investment were recognized during the period ended December 31, 2010. No realized gains or losses related to Control Investments were recognized during the years ended December 31, 2009 and 2008. We recognized unrealized appreciation of approximately $8.4 million on Control Investments in 2009. No unrealized appreciation or depreciation was recognized on Control Investments during the year end December 31, 2008.

At December 31, 2010 and 2009, the Company had one investment in a portfolio company deemed to be an Affiliate. No income was derived from this investment as this is a non-income producing equity investment. At December 31, 2008, the Company had three portfolio companies deemed to be Affiliates. For the year ended December 31, 2008, income derived from these investments was $199,000 in interest income and $18,000 related to commitment and facility fee amortization. One company that was an Affiliate in 2008 performed a capital raise in 2009 which resulted in the company no longer being an Affiliate and one investment was disposed of in 2009.

There were no realized gains or losses related to Affiliates during the years ended December 31, 2010 and 2008. During 2009, the Company recognized a realized loss of approximately $4.0 million in a portfolio company that was an affiliate prior to the disposal of the investment. During the years ended December 31, 2010 and 2009, we recognized unrealized appreciation of approximately $795,000 and $5.3 million, respectively, and in unrealized depreciation in 2008 of $3.3 million related to Affiliates.

Income Recognition

Interest income is recorded on the accrual basis to the extent it is expected to be collected. Original Issue Discount (“OID”), represents the estimated fair value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will, as a general matter, place the loan on non-accrual status and cease recognizing interest income on that loan until all principal and interest has been brought current through payment. However, Hercules may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. There were two loans on non-accrual status as of December 31, 2010 with an aggregated cost of $11.4 million and fair values of $4.0 million. There were five loans on non-accrual as of December 31, 2009 with an aggregate cost of $25.5 million and fair value of approximately $10.5 million.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect the portfolio company to be able to pay all principal and interest due. To maintain its status as a RIC, PIK income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the years ended December 31, 2010, 2009 and 2008, the Company recognized approximately $2.3 million, $2.9 million and $1.0 million in PIK income, respectively.

Effective January 1, 2011, the Company will recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and original issue discount (OID) related to early loan pay-off or material modification of the specific debt outstanding.

During its quarter ended December 31, 2010, the Company corrected its method of accounting for nonrecurring fees related to loan modifications. The Company previously recognized these fees upon modification of loans. The Company’s audited consolidated financial statements for the year ended December 31, 2010 reflect the correct accounting and recognize fee income in accordance with the procedures described in the preceding paragraph. The Company determined that if it had analyzed the one-time fees for the year ended December 31, 2009 using these procedures, the result to the 2009 consolidated financial statements would not have been material. In addition, the change in method of accounting for nonrecurring fees related to loan modifications has no impact on taxable income. During the year ended December 31, 2010, the Company deferred one-time fee revenue that was recognized in previous periods as income of approximately $1.0 million which is not material to the 2010 consolidated financial statements.

In addition, the Company has considered the aggregated impact of the out of period adjustments recorded in 2010 related to the application of ASC 820 as discussed above under “Debt Investments” and the one-time fee recognition, and concluded that the aggregated impact would not be material to the 2010 or previously issued consolidated financial statements.

Loan origination, commitment and nonrecurring fees received in full at the inception of a loan or upon modification are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. The Company had approximately $6.6 million, $2.4 million and $6.9 million of unamortized fees at December 31, 2010, 2009 and 2008, respectively, and approximately $5.1 million, $6.6 million $3.6 million in exit fees receivable at December 31, 2010, 2009 and 2008, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in 2010, 2009 and 2008.

Financing costs

Debt financing costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, were as follows:

	As of December 31
(in thousands)	2010	2009
Wells Facility	$250	$325
SBA Debenture	4,917	3,622

	$5,167	$3,947

Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with a maturity of less than 90 days to be cash equivalents.

Stock Based Compensation

The Company recognizes share based compensation in accordance with ASC Topic 718, formerly known as FAS 123R, Share-Based Payment. Under ASC 718, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98.2% of our capital gain net income for each one year period ending on October 31. We did not record an excise tax provision for the years ended December 31, 2010 and 2009. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

Dividends

Dividends and distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the dividend payable is recorded on the ex-dividend date.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2010 and 2009, the Company issued approximately 199,000 and 307,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various technology-related companies, including clean technology, life sciences, and lower middle market companies. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment. All segment disclosures are included in or can be derived from the Company’s consolidated financial statements.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the requirements of ASU 2010-06 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), which amends ASC 855 to address certain implementation issues, including (1) eliminating the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, (2) clarifying the period through which conduit bond obligors must evaluate subsequent events, and (3) refining the scope of the disclosure requirements for reissued financial statements. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

A summary of the composition of the Company’s investment portfolio as of December 31, 2010 and 2009 at fair value is shown as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Senior secured debt with warrants	$357,963	75.8%	$226,391	60.4%
Senior secured debt	59,251	12.6%	107,075	28.6%
Preferred stock	26,813	5.7%	22,875	6.1%
Senior debt-second lien with warrants	8,094	1.7%	6,118	1.6%
Common Stock	19,911	4.2%	12,210	3.3%

	$472,032	100.0%	$374,669	100%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	December 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$438,585	92.9%	$349,262	93.2%
Canada	20,876	4.4%	21,553	5.8%
England	10,653	2.3%	—	0.0%
Israel	1,918	0.4%	1,310	0.3%
Netherlands	—	0.0%	2,544	0.7%

	$472,032	100.0%	$374,669	100%

The following table shows the fair value of our portfolio by industry sector as of December 31, 2010 and 2009 (excluding unearned income):

	December 31, 2010		December 31, 2009
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Software	$96,508	20.4%	$61,514	16.5%
Communications & Networking	65,098	13.8%	58,039	15.6%
Specialty Pharma	63,607	13.5%	25,628	6.8%
Drug Discovery	52,777	11.2%	53,266	14.2%
Consumer & Business Products	45,316	9.6%	25,200	6.7%
Drug Delivery	35,250	7.5%	21,479	5.7%
Clean Tech	25,722	5.4%	—	0.0%
Therapeutic	25,300	5.4%	14,532	3.9%
Diagnostic	14,911	3.2%	11,924	3.2%
Information Services	10,857	2.3%	38,127	10.2%
Surgical Devices	10,172	2.1%	2,741	0.7%
Electronics & Computer Hardware	7,819	1.6%	17,778	4.7%
Internet Consumer & Business Services	7,255	1.5%	20,254	5.4%
Biotechnology Tools	5,987	1.3%	9,726	2.6%
Semiconductors	3,227	0.7%	11,982	3.2%
Media/Content/Info	2,223	0.5%	2,375	0.6%
Energy	3	0.0%	104	0.0%

	$472,032	100.0%	$374,669	100%

During the years ended December 31, 2010 and 2009, the Company made investments in debt securities totaling $320.4 and $86.3 million, respectively, and made investments in equity securities of approximately $2.3 and $2.9 million, respectively. In addition, during the year ended December 31, 2010, the Company converted approximately $7.1 million of debt to equity in four portfolio companies. No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2010 and 2009.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. As of December 31, 2010, calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $175.5 million, compared to carrying amount of $170.0 million as of December 31, 2010.

See the accompanying consolidated schedule of investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investment is discussed in Note 1.

4. Borrowings

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under the normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $481,000 as of December 31, 2010 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II and on May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2010, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. With our net investment of $75.0 million in HT II as of December 31, 2010, HT II has the current capacity to issue up to a total of $150.0 million of SBA guaranteed debentures, of which $150.0 million was outstanding. Currently, HT II has paid commitment fees of approximately $1.5 million. As of December 31, 2010, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of December 31, 2010, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of December 31, 2010, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $20.0 million was outstanding at December 31, 2010. Currently, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine its compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2010 as a result of having sufficient capital as defined under the SBA regulations. As of December 31, 2010, HT III could draw up to $55.0 million of additional leverage from SBA, as noted above. The rates of borrowings under various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT II was approximately $139.4 million with an average interest rate of approximately 5.11%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT III was approximately $13.9 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

See Note 16 regarding the payment of the Company’s SBIC debentures.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.3% annually. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. We have paid a total of $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at December 31, 2010.

The Wells Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeds $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. Based on the net proceeds from the equity raise we completed in November 2010 the adjusted minimum tangible net worth at December 31, 2010 would be approximately $311.0 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2010.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At December 31, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a nonuse fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011.

At December 31, 2010 and December 31, 2009, the Company had the following borrowing capacity and outstandings:

	December 31, 2010		December 31, 2009
(in thousands)	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$—	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	225,000	170,000	150,000	130,600

Total	$295,000	$170,000	$200,000	$130,600

(1)	The Company has the ability to borrow $55.0 million in SBA debentures under HT III, subject to SBA approval.

5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2010 and 2009, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

(in thousands)	2010	2009
Distributions in excess of investment income	$(2,149)	$2,355
Accumulated realized gains (losses)	3,478	(1,234)
Additional paid-in capital	(1,329)	(1,121)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2010 and 2009 was as follows:

(in thousands)	2010	2009
Ordinary Income(a)	$28,816	$43,914
Capital Gains	—	—
Return of Capital	—	—

	$28,816	$43,914

(a)	Ordinary income is reported on form 1099-DIV as non-qualified.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $22.4 million and $17.4 million as of December 31, 2010 and 2009, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $32.2 million and $30.5 million as of December 31, 2010 and 2009, respectively. The net unrealized depreciation over cost for federal income tax purposes was $9.8 million as of December 31, 2010 and net unrealized depreciation over cost for federal income tax purposes was $13.1 million as of December 31, 2009. The aggregate cost of securities for federal income tax purposes was $481.4 million and $379.6 million as of December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Net Assets and Liabilities by temporary book/ tax differences primarily arising from the treatment of loan related yield enhancements.

(in thousands)	2010	2009
Accumulated Capital Gains (Losses)	$(50,057)	$(27,153)
Other Temporary Differences	(6,260)	(6,974)
Undistributed Ordinary Income	220	849
Unrealized Appreciation (Depreciation)	(8,963)	(9,278)

Components of Distributable Earnings	$(65,060)	$(42,556)

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

Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria of ASC 740. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2007, 2008 and 2009 federal tax years for the Company remain subject to examination by the IRS. The 2006, 2007, 2008 and 2009 state tax years for the Company remain subject to examination by the California Franchise Tax Board.

6. Shareholders’ Equity

The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In conjunction with a June 2004 private placement, the Company issued warrants to purchase one share of common stock within five years (the “Five Year Warrants”). Warrants for 88,323 shares were exercised in 2008 for net proceeds of approximately $934,000 and 283,614 warrants expired in June of 2009.

On November 10, 2010, the Company raised approximately $68.1 million, net of issuance costs, in a public offering of 7,187,500 shares of its common stock.

During 2010, 2009 and 2008 the Board of Directors elected to receive approximately $105,000, $22,000 and $70,000 respectively, of their compensation in the form of common stock and the Company issued 10,479, 3,334 and 6,668 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

The Company has issued stock options for common stock subject to future issuance, of which, 4,729,849 and 4,924,405 were outstanding at December 31, 2010 and 2009, respectively.

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

In 2010, 2009 and 2008, the company issued 491,500, 306,500 and 248,650 restricted shares, respectively, pursuant to the 2004 Plan. There were 1,018,103 restricted shares outstanding as of December 31, 2010. The shares granted in 2010 and 2009 vest 25% on the first anniversary of the grant and ratably over the succeeding 36 months. The shares granted in 2008 vest 25% per year on an annual basis from the date of grant. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the years ended December 31, 2010, 2009 and 2008 was approximately $5.1 million, $1.3 million and $3.0 million, respectively. During the years ended December 31, 2010, 2009 and 2008, approximately $2.0 million, $1.0 million and $600,000 of share-based cost was expensed, respectively. As of December 31, 2010, there was $5.6 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.8 years.

A summary of restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2010 is as follows:

	2006 Plan	2004 Plan
Outstanding at December 31, 2007	6,668	—
Granted	10,000	248,650
Cancelled	—	(20,500)

Outstanding at December 31, 2008	16,668	228,150
Granted	5,000	306,500
Cancelled	—	(4,175)

Outstanding at December 31, 2009	21,668	530,475
Granted	—	491,500
Cancelled	—	(3,872)

Outstanding at December 31, 2010	21,668	1,018,103

In conjunction with stock options issued in 2004, the Company issued warrants to purchase one share of common stock within five years. The warrants expired in June 2009.

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2010 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at December 31, 2007	2,900,513	10,692
Granted	1,319,086	—
Exercised	—	—
Cancelled	(288,072)	—

Outstanding at December 31, 2008	3,931,527	10,692
Granted	1,357,000	—
Exercised	—	—
Cancelled	(364,122)	(10,692)

Outstanding at December 31, 2009	4,924,405	—
Granted	575,250	—
Exercised	(520,666)	—
Cancelled	(249,140)	—

Outstanding at December 31, 2010	4,729,849	—

Weighted-average exercise price at December 31, 2010	$11.33	$—

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2010, options for approximately 3.6 million shares were exercisable at a weighted average exercise price of approximately $12.43 per share with weighted average of remaining contractual term of 2.86. The Company determined that the fair value of options and warrants granted under the 2006 and 2004 Plans during the years ended December 31, 2010, 2009 and 2008 was approximately $1.0 million, $746,000 and $1.2 million, respectively. During the years ended December 31, 2010, 2009 and 2008, approximately $719,000, $977,000 and $1.0 million, of share-based cost was expensed, respectively. As of December 31, 2010, there was $1.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.2 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2010:

	2010	2009	2008
Expected Volatility	46.39%	31.52%-45.88%	23%
Expected Dividends	10%	10%	8%-10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	0.89%-2.51%	1.77%-2.22%	2.27%-3.18%

The following table summarizes stock options outstanding and exercisable at December 31, 2010:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21-$6.74	653,116	5.18	$4,014	$4.21	196,332	5.15	$1,207	$4.21
$8.49-$12.84	2,157,470	4.44	248	11.48	1,487,726	3.60	25	12.04
$13.00-$15.00	1,919,263	2.06	—	13.57	1,919,263	2.06	—	13.57

$4.21-$15.00	4,729,849	3.58	$4,262	$11.33	3,603,321	2.86	$1,232	$12.43

8. Earnings per Share

In June 2008, the FASB issued ASC 260 (formerly known as FASB EITF 03-6-1). Under this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as our restricted stock issued under the 2004 Plan and 2006 Plan, are considered participating securities for purposes of calculating change in net assets per share. Under the two-class method, a portion of net increase in net assets resulting from operations is allocated to these participating securities and therefore is excluded from the calculation of change in net assets per share allocated to common stock, as shown in the table below. This standard requires retrospective application for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard beginning with financial statements ended March 31, 2009. The adoption of the standard did not change the previously reported basic change in net assets per share and diluted change in net assets per share for the years ended December 31, 2008.

Computation and reconciliation of change in net assets per common share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Numerator
Net increase in net assets resulting from operations	$4,982	$13,572	$20,995
Less: Dividends declared-common and restricted shares	(28,816)	(43,914)	(43,281)

Undistributed earnings	(23,834)	(30,342)	(22,286)

Undistributed earnings-common shares	(23,834)	(30,342)	(22,286)
Add: Dividend declared-common shares	28,228	43,377	43,048

Numerator for basic and diluted change in net assets per common share	4,394	13,035	20,762

Denominator
Basic weighted average common shares outstanding	36,156	34,486	32,619
Common shares issuable	714	405	—

Weighted average common shares outstanding assuming dilution	36,870	34,891	32,619

Change in net assets per common share
Basic	$0.12	$0.38	$0.64
Diluted	$0.12	$0.37	$0.64

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2010, 2009 and 2008, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 5,168,022; 4,124,000; and 3,844,000 shares, respectively.

9. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans, to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at December 31, 2010 totaled approximately $117.2 million. Since this commitment may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $1.0 million, $966,000 and $957,000 during the years ended December 31, 20010, 2009 and 2008, respectively.

Future commitments under the credit facility and operating leases were as follows at December 31, 2010:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)	$170,000	$—	$—	$—	$170,000
Operating Lease Obligations(4)	3,367	1,202	2,165	—	—

Total	$173,367	$1,202	$2,165	$—	$170,000

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)	Includes borrowings under the SBA debentures. There were no outstanding borrowings under the Wells Facility or Union Bank facility at December 31, 2010.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

As of December 31, 2010, the Company was not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

10. Indemnification

The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Concentrations of Credit Risk

The Company’s customers are primarily small and medium sized companies in the biopharmaceutical, clean technology, communications and networking, consumer and business products, electronics and computers, energy, information services, internet consumer and business services, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For years ended December 31, 2010 and 2009, our ten largest portfolio companies represented approximately 57.5% and 51.9% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2010 and 2009, we had six and three investments, respectively, that represented 5% or more of our net assets. At December 31, 2010, we had three equity investments representing approximately 48.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2009, we had five equity investments which represented approximately 50.3% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

12. Financial Highlights

Following is a schedule of financial highlights for five years ended December 31, 2010.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS (in thousands, except per share data)

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Per share data:
Net asset value at beginning of period	$10.29	$11.56	$12.31	$11.65	$11.67
Net investment income(1)	0.81	1.25	1.23	1.15	0.78
Net realized gain (loss) on investments	(0.73)	0.03	0.07	0.09	(0.12)
Net unrealized appreciation (depreciation) on investments	0.06	(0.90)	(0.66)	0.26	0.19

Total from investment operations	0.14	0.38	0.64	1.50	0.85
Net increase/(decrease) in net assets from capital share transactions	(0.21)	(0.44)	(0.12)	0.32	0.28
Distributions	(0.80)	(1.26)	(1.32)	(1.20)	(1.20)
Stock-based compensation expense included in investment income(2)	0.08	0.05	0.05	0.04	0.05

Net asset value at end of period	$9.50	$10.29	$11.56	$12.31	$11.65

Ratios and supplemental data:
Per share market value at end of period	$10.36	$10.39	$7.92	$12.42	$14.25
Total return(3)	7.70%	45.63%	(25.60)%	(4.42)%	28.86%
Shares outstanding at end of period	43,444	35,634	33,096	32,541	21,927
Weighted average number of common shares outstanding	36,156	34,486	32,619	28,295	13,352
Net assets at end of period	$412,531	$366,515	$382,458	$400,737	$255,413
Ratio of operating expense to average net assets	8.25%	8.23%	8.85%	6.46%	13.11%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	8.05%	11.38%	9.86%	9.81%	7.93%
Average debt outstanding	$142,410	$147,446	$196,928	$66,334	$77,795
Weighted average debt per common share	$3.94	$4.28	$6.04	$2.34	$5.83
Portfolio turnover	1.82%	1.38%	3.39%	0.42%	1.50%

(1)	For 2010, 2009 and 2008, basic net income per share are calculated as net investment income divided by the basic and diluted weighted average shares outstanding. Basic net income per share calculated under the two class methods are $0.12 and $0.38 and $0.64 for 2010, 2009 and 2008, respectively. There is no difference of net investment income calculated under the two class method and as disclosed above for 2007 and 2006.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the period ended December 31, 2010, 2009, 2008, 2007 and 2006 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

13. Senior Securities

Information about Company’s senior securities is shown in the following table for the periods as of December 31, 2010, 2009, 2008, 2007, 2006, 2005 and 2004.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)(5)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Bridge Loan Credit Facility with Alcmene
Funding L.L.C.
December 31, 2004	—	—	N/A
December 31, 2005	$25,000,000	$2,505	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A
December 31, 2010	—	—	N/A
Securitized Credit Facility
December 31, 2004	—	—	N/A
December 31, 2005	$51,000,000	$2,505	N/A
December 31, 2006	$41,000,000	$7,230	N/A
December 31, 2007	$79,200,000	$6,755	N/A
December 31, 2008	$89,582,000	$6,689	N/A
December 31, 2009	—	—	N/A
December 31, 2010	—	—	N/A
Small Business Administration
Debentures (HT II)(4)
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	$55,050,000	$9,718	N/A
December 31, 2008	$127,200,000	$4,711	N/A
December 31, 2009	$130,600,000	$3,806	N/A
December 31, 2010	$150,000,000	$3,942	N/A
Small Business Administration(HT III)(4)
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A
December 31, 2010	$20,000,000	$29,564	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented, rounded to nearest thousand.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit.
(3)	Not applicable because senior securities are not registered for public trading.
(4)	Issued by our SBIC subsidiaries to the SBA. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act.
(5)	The Company’s Wells Facility and Union Bank Facility had no borrowings outstanding during the periods noted above.

14. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2010. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Total investment income	$12,520	$14,501	$15,646	$16,807
Net investment income before provision for income taxes and investment gains and losses	5,612	6,863	8,148	8,751
Net increase (decrease) in net assets resulting from operations	5,714	(4,630)	(7,823)	11,721
Change in net assets resulting from operations per common share (basic)	0.16	(0.14)	(0.23)	0.30

	Quarter Ended
	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Total investment income	$20,450	$19,480	$17,681	$16,666
Net investment income before provision for income taxes and investment gains and losses	11,558	11,821	10,347	9,377
Net increase (decrease) in net assets resulting from operations	4,482	(13,059)	13,690	8,459
Change in net assets resulting from operations per common share (basic)	0.14	(0.38)	0.39	0.24

As discussed in Note 1, the Company corrected the valuation process to refine its application of ASC 820. The new procedure applied during the three month period ended December 31, 2010 resulted in a $282,000 out of period reduction in net unrealized (depreciation) appreciation on investments and net increase in net assets resulting from operations. The Company has concluded that the out of period effect of these adjustments is not material to any of its previously issued condensed consolidated financial statements. In addition, as discussed in Note 1, the Company has corrected its accounting for one-time fees. This resulted in a $776,000 out of period reduction in total investment income and net increase in net assets resulting from operations during the three month period ended December 31, 2010.

15. Subsequent Events

Dividend Declaration

On March 1, 2011 the Board of Directors increased the quarterly dividend by 10.0% and declared a cash dividend of $0.22 per share that was paid on March 24, 2011 to shareholders of record as of March 10, 2011. This dividend would represent the Company’s twenty-second consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $6.03 per share.

Share Repurchase Program

On January 27, 2011, The Company approved the extension of the stock repurchase plan as previously approved on February 8, 2010 under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock set to expire on February 11, 2011 for an additional six month periods with a new expiration date of August 26, 2011.

Liquidity and Capital Resources

In January 2011, the Company repaid $25.0 million of SBA debentures under its first license, priced at approximately 6.63%, including annual fees. In February 2011, the Company submitted a request to the SBA to borrow $25.0 million under a new capital commitment which is subject to SBA approval.

In February 2011, the Company extended the termination date under the credit facility with Union Bank from May 1, 2011 to July 31, 2011. Terms and conditions under the agreement remain the same through the extension period.

In January 2011, the Company’s portfolio company InfoLogix, Inc, a leading provider of enterprise mobile solutions for the healthcare and commercial industries, completed the sale of all of its shares to Stanley Black & Decker, Inc. (NYSE: SWK). The transaction was valued at approximately $61.2 million prior to transaction fees, closing costs, and working capital adjustments.

In February 2011, portfolio company Pacira, an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of novel pharmaceutical products, priced its initial public offering (“IPO”) on Nasdaq-GM under the symbol (“PCRX”).

In February 2011, the Company sold part of its equity position in portfolio company Kamada (Tel Aviv: KMDA.TA), a publicly traded Israeli-based biopharmaceutical company, and expects to recognize a realized gain of $1.2 million in Q1 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.	Controls and Procedures.

1. Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2010. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

In light of this material weakness, the Company refined its procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. The status of the remediation efforts (as discussed in Management’s Report on Internal Control over Financial Reporting, below) was regularly reviewed with management and the Company’s Audit Committee of the Board of Directors. The Audit Committee was advised of issues encountered and key decisions reached by management relating to the remediation efforts. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

2. Internal Control Over Financial Reporting

a. Management’s Report on Internal Control over Financial Reporting

The management of Hercules Technology Growth Capital, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”).

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2010, management identified a material weakness related to our valuation process specifically involving debt investments in our portfolio which could impact reported amounts with respect to investments and net increase (decrease) in unrealized appreciation on investments. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of December 31, 2010. We have corrected the valuation process to refine our application of valuation procedures and believe that the audited consolidated financial statements included in this Annual Report reflect the fair value of our debt investments.

Remediation Efforts

The remediation efforts, as outlined below, are designed to address the fair value of debt investments in accordance with generally accepted accounting principles and to strengthen the Company’s internal control over financial reporting.

The Company implemented the following remediation steps to address the material weakness discussed above and to improve its internal control over financial reporting:

During the quarter ended December 31, 2010, and in connection with the year-end audit process, the Company corrected the valuation process to refine its application of ASC 820. We applied a new procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under the new process, the Company has continued to evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method, as discussed above. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The Company’s audited consolidated financial statements for the year ended December 31, 2010 reflect the fair value of its debt investments in accordance with ASC 820 using the new valuation procedure. The Company determined that if it had analyzed the fair value of its investments for the year ended December 31, 2009 using this procedure, the result to the 2009 consolidated financial statements would not have been material. During the year ended December 31, 2010, the Company recognized additional unrealized depreciation of $803,000, which is not material to the 2010 consolidated financial statements.

b. Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on our internal control over financial reporting, which is included at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

c. Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described in this Item 9A regarding the described material weakness and related remediation efforts.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our 2011 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers and Directors” in our 2011 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our 2011 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in our 2011 Proxy Statement and is incorporated in this Annual Report by reference to this item.

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

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES As of and for the year ended December 31, 2010

(in thousands)

Portfolio Company	Investment(1)	Amount of Interest Credited to Income(2)	As of December 31, 2009 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2010 Fair Value
Control Investments
Infologix, Inc.	Senior Debt	$1,393	$5,500	$3,865	$166	$9,199
	Convertible Senior Debt	615	10,060	1,108	10,041	1,127
	Revolving Line of Credit	1,275	7,559	6,588	1,830	12,317
	Common stock warrants		1,494	14	114	1,394
	Common stock		7,571	10,218	1,645	16,144

		3,283	32,184	21,793	13,796	40,181
Affiliate Investments
E-band Communications, Inc.	Preferred Stock	—	2,274	795	—	3,069

Total Control and Affiliate Investments		$3,283	$34,458	$22,588	$13,796	$43,250

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2010.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was an affiliate or control investment.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increase in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increase in unrealized depreciation or net decreases in unrealized appreciation.

3. Exhibits

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(8)

3(b)	Amended and Restated Bylaws.(8)

3(c)	Articles of Amendment.(7)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.(1)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.(2)

4(d)	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.(1)

4(e)	Registration Rights Agreement dated March 2, 2006 between the Company and affiliates of Farallon Management, L.L.C.(3)

10(a)	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(b)	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.(2)

10(g)	Indenture between Hercules Funding Trust I & U.S. Bank National Association dated as of August 1, 2005.(2)

10(h)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.(2)

10(i)	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2007 Amendment and Restatement).(10)

10(j)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 amendment and Restatement).(11)

10(k)	Form of Custody Agreement between the Company and Union Bank of California.(8)

10(l)	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.(19)

Exhibit Number	Description

10(m)	Subscription Agreement by and among the Company and the subscribers named therein dated March 2, 2006.(17)

10(n)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(o)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(p)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(8)
10(q)	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(r)	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).(9)

10(s)	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.(8)

10(t)	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.(8)

10(u)	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein.(8)

10(v)	Lease Agreement dated June 13, 2006 between the Company and 400 Hamilton Associates.(4)

10(w)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of July 28, 2006.(5)

10(x)	Second Omnibus Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated December 6, 2006.(6)

10(y)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated March 30, 2007.(13)

10(z)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 2, 2007.(14)

10(aa)	Fourth Amendment to the Warrant Participation Agreement dated as of May 2, 2007.(15)

10(bb)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 2, 2007.(15)

10(cc)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 7, 2008.(16)

10(dd)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 7, 2008.(16)

10(ee)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC dated August 25, 2008.(18)

10(ff)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated August 25, 2008.(18)

Exhibit Number	Description

10(gg)	Form of SBA Debenture.(19)

10(hh)	First Amendment to Loan and Security Agreement.(20)

10(ii)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A. dated February 10, 2010.(21)

14	Code of Ethics.(8)

21*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)*	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)*	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)*	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)*	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99*	Consent of VentureSource.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed June 8, 2005 (Registration No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.
(3)	Previously filed as part of a Form 8-K filed with the Commission on March 2, 2006.
(4)	Previously filed as part of a Form 8-K filed with the Commission on June 13, 2006.
(5)	Previously filed as part of a Form 8-K filed with the Commission on July 28, 2006.
(6)	Previously filed as part of a Form 8-K filed with the Commission on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed March 9, 2007.
(8)	Previously filed as part of a Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on February 22, 2005.
(10)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed June 22, 2007.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed May 5, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403 ) to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of a Form 10-K filed with the Commission on March 16, 2009.
(20)	Previously filed as part of a Form 10-Q filed with the Commission on May 11, 2009.
(21)	Previously filed as part of a Form 8-K filed with the Commission on February 17, 2010.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 29, 2011	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 29, 2011.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 29, 2011

/S/ DAVID M. LUND David M. Lund	Chief Financial Officer (principal financial and accounting officer)	March 29, 2011

/S/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	March 29, 2011

/S/ JOSEPH W. CHOW Joseph W. Chow	Director	March 29, 2011

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	March 29, 2011

EXHIBIT INDEX

Exhibit Number	Descriptions
21	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Consent of VentureSource.