Form 10-Q
period 2011-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2011-05-10
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

On May 9, 2011, there were 43,799,440 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2011 (unaudited)	December 31, 2010
Assets
Investments:
Non-Control/Non-Affiliate investments (cost of $465,896 and $445,782, respectively)	$443,022	$428,782
Affiliate investments (cost of $2,880 and $2,880, respectively)	2,032	3,069
Control investments (cost of $0 and $31,743, respectively)	—	40,181

Total investments, at value (cost of $468,776 and $480,405, respectively)	445,054	472,032
Cash and cash equivalents	114,435	107,014
Interest receivable	4,306	4,520
Other assets	10,611	7,681

Total assets	$574,406	$591,247

Liabilities
Accounts payable and accrued liabilities	$7,449	$8,716
Long-term SBA Debentures	163,750	170,000

Total liabilities	171,199	178,716
Net assets:
Common stock, par value	43	43
Capital in excess of par value	478,959	477,549
Unrealized depreciation on investments	(23,390)	(8,038)
Accumulated realized losses on investments	(46,663)	(51,033)
Distributions in excess of investment income	(5,742)	(5,990)

Total net assets	403,207	412,531

Total liabilities and net assets	$574,406	$591,247

Shares of common stock outstanding ($0.001 par value, 60,000,000 authorized)	43,804	43,444

Net asset value per share	$9.20	$9.50

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$601
		Preferred Stock Warrants		35	128
		Preferred Stock Warrants		39	59
		Preferred Stock		1,341	1,693

Total Acceleron Pharmaceuticals, Inc.				1,484	2,481

Anthera Pharmaceuticals inc.	Drug Discovery	Senior Debt
		Matures September 2014 Interest rate Prime + 7.3% or Floor rate of 10.55%	$25,000	23,786	23,786
		Common Stock Warrants		541	571
Total Anthera Pharmaceuticals inc.		Common Stock Warrants		443	467

				24,770	24,824

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt
		Matures September 2013 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	26,186	26,728
		Preferred Stock Warrants		190	530
		Preferred Stock Warrants		104	128
		Preferred Stock Warrants		24	46
		Preferred Stock Warrants		288	650
		Preferred Stock Warrants		236	532

Total Aveo Pharmaceuticals, Inc.				27,028	28,614

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt
		Matures July 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$4,020	4,042	4,083
		Preferred Stock Warrants		206	161
		Preferred Stock Warrants		31	29
		Preferred Stock Warrants		28	23
		Preferred Stock		503	503

Total Dicerna Pharmaceuticals, Inc.				4,810	4,799

EpiCept Corporation	Drug Discovery	Common Stock Warrants		4	71
		Common Stock Warrants		40	6

Total EpiCept Corporation				44	77

Horizon Therapeutics, Inc.	Drug Discovery	Preferred Stock Warrants		231	57

Total Horizon Therapeutics, Inc.				231	57

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	139
		Preferred Stock		2,000	1,497

Total Merrimack Pharmaceuticals, Inc.				2,155	1,636

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	94
		Preferred Stock		1,000	1,000

Total Paratek Pharmaceuticals, Inc.				1,137	1,094

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
PolyMedix, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$9,224	$8,893	$9,170
		Preferred Stock Warrants		480	167

Total PolyMedix, Inc.				9,373	9,337

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$416	791	791
		Preferred Stock Warrants		152	533

Total Portola Pharmaceuticals, Inc.				943	1,324

Total Drug Discovery (18.41%)*				73,475	74,243

Affinity Videonet, Inc	Communications & Networking	Preferred Stock Warrants		102	169

Total Affinity Videonet, Inc.				102	169

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock		2,880	2,032

Total E-Band Communications, Corp.				2,880	2,032

IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				117	—

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.125%	$7,271	7,137	7,094
		Preferred Stock Warrants		102	103

Total Intelepeer, Inc.				7,239	7,197

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	14
		Preferred Stock		250	165

Total Neonova Holding Company				344	179

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Opsource, Inc.
	Communications & Networking	Preferred Stock Warrants		$223	$21

Total Opsource, Inc.				223	21

Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$4,500	4,175	4,138
		Preferred Stock Warrants		121	138

Total Pac-West Telecomm, Inc.				4,296	4,276

PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$2,638	2,610	2,582
		Preferred Stock Warrants		61	61

Total PeerApp, Inc.				2,671	2,643

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	123
		Preferred Stock		1,000	1,280

Total Peerless Network, Inc.				1,095	1,403

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	2

Total Ping Identity Corporation				52	2

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	301

Total Purcell Systems, Inc.				123	301

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	—

Total Seven Networks, Inc.				174	—

Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,865	3,770	3,798
		Preferred Stock Warrants		53	199
		Preferred Stock Warrants		65	127
		Preferred Stock		500	500

Total Stoke, Inc.				4,388	4,624

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Tectura Corporation	Communications & Networking	Senior Debt Matures December 2012 Interest rate 11%	$5,625	$5,668	$5,668
		Revolving Line of Credit Matures July 2011 Interest rate 11%	$17,477	18,563	18,563
		Preferred Stock Warrants		51	1

Total Tectura Corporation				24,282	24,232

Total Communications & Networking (11.68%)*				47,986	47,079

Atrenta, Inc.	Software	Preferred Stock Warrants		102	17
		Preferred Stock Warrants		34	5
		Preferred Stock Warrants		95	10
		Preferred Stock		250	131

Total Atrenta, Inc.				481	163

Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$590	835	835
		Preferred Stock Warrants		25	347
		Preferred Stock Warrants		299	215

Total Blurb, Inc.				1,159	1,397

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		188	—

Total Braxton Technologies, LLC.				188	—

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	232

Total Bullhorn, Inc.				43	232

Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$5,648	5,484	5,484
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 5.00% or Floor rate of 12.00%	$2,000	1,999	1,999
		Preferred Stock Warrants		177	623
		Preferred Stock Warrants		152	616

Total Clickfox, Inc.				7,812	8,722

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Forescout Technologies, Inc.	Software	Preferred Stock Warrants		$99	$4

Total Forescout Technologies, Inc.				99	4

GameLogic, Inc.	Software	Preferred Stock Warrants		92	—

Total GameLogic, Inc.				92	—

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$17,500	17,502	17,201

Total HighJump Acquisition, LLC.				17,502	17,201

HighRoads, Inc.	Software	Preferred Stock Warrants		44	77

Total HighRoads, Inc.				44	77

Rockyou, Inc.	Software	Preferred Stock Warrants		117	48

Total Rockyou, Inc.				117	48

Sportvision, Inc.	Software	Preferred Stock Warrants		39	—

Total Sportvision, Inc.				39	—

Unify Corporation	Software	Senior Debt Matures June 2015 Interest rate Libor + 8.25% or Floor rate of 10.25%	$23,700	22,212	22,682
		Revolving Line of Credit Matures June 2015 Interest rate Libor + 7.25% or Floor rate of 9.25%	$2,950	2,932	2,621
		Preferred Stock Warrants		1,434	561

Total Unify Corporation				26,578	25,864

WildTangent, Inc.	Software	Preferred Stock Warrants		238	6

Total WildTangent, Inc.				238	6

Total Software (13.32%)*				54,392	53,714

Luminus Devices, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				601	—

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 7.25% or Floor rate of 10.75%	$5,000	$5,427	$291
		Senior Debt Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,159	3,141	1,777
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,100	3,168	3,168
		Common Stock		81	—

Total Maxvision Holding, LLC				11,817	5,236

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	77

Total Shocking Technologies, Inc.				63	77

Spatial Photonics, Inc.		Preferred Stock Warrants		130	—
	Electronics & Computer Hardware	Preferred Stock		767	350

Total Spatial Photonics Inc.				897	350

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	—
		Preferred Stock Warrants		46	4

Total VeriWave, Inc.				100	4

Total Electronics & Computer Hardware (1.41%)*				13,478	5,667

Aegerion Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures September 2014 Interest rate Prime + 5.65% or Floor rate of 10.40%	$10,000	9,977	9,977
		Preferred Stock Warrants		69	922
		Common Stock		1,475	3,064

Total Aegerion Pharmaceuticals, Inc.				11,521	13,963

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$12,000	11,779	11,326
		Preferred Stock Warrants		309	—

Total Althea Technologies, Inc.				12,088	11,326

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$10,000	$9,900	$10,047
		Preferred Stock Warrants		490	587

Total Chroma Therapeutics, Ltd.				10,390	10,634

Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures May 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	11,154	11,154
		Senior Debt Matures May 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	13,936	13,936
		Preferred Stock Warrants		1,086	391

Total Pacira Pharmaceuticals, Inc.				26,176	25,481

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$7,639	7,865	7,865
		Convertible Senior Debt
		Matures March 2012	$1,888	1,888	1,888
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—
		Preferred Stock		750	116

Total Quatrx Pharmaceuticals Company				11,030	9,869

Total Specialty Pharmaceuticals (17.68%)*				71,205	71,273

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	45

Total Annie’s, Inc.				321	45

IPA Holdings, LLC (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 6.75% or Floor rate of 11.0%	$7,875	8,128	7,849
		Senior Debt Matures May 2013 Interest rate Prime + 9.75% or Floor rate of 14.0%	$6,500	7,041	6,979
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 6.25% or Floor rate of 10.50%	$856	842	842
		Preferred Stock Warrants		275	—
		Common Stock		500	—

Total IPA Holding, LLC				16,786	15,670

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Market Force Information, Inc.		Preferred Stock Warrants		$24	$77
	Consumer & Business Products	Preferred Stock		500	459

Total Market Force Information, Inc.				524	536

Wageworks, Inc.		Preferred Stock Warrants		252	1,452
	Consumer & Business Products	Preferred Stock		250	287

Total Wageworks, Inc.				502	1,739

Total Consumer & Business Products (4.46%)*				18,133	17,990

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	—

Total Enpirion, Inc.				157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	5
		Preferred Stock Warrants		51	25
		Preferred Stock Warrants		73	35
		Preferred Stock Warrants		458	374
		Preferred Stock		490	951

Total iWatt, Inc.				1,118	1,390

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,080
		Preferred Stock		277	704

Total NEXX Systems, Inc.				574	1,784
Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

Solarflare Communications, Inc.	Semiconductors	Preferred Stock Warrants		83	—
		Common Stock		641	—

Total Solarflare Communications, Inc.				724	—

Total Semiconductors (0.79%)*				2,626	3,174

Alexza Pharmaceuticals, Inc. (4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$14,207	13,877	14,044
		Preferred Stock Warrants		645	290

Total Alexza Pharmaceuticals, Inc.				14,522	14,334
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants		53	48

Total BIND Biosciences, Inc.				53	48

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Labopharm USA, Inc. (5)	Drug Delivery	Senior Debt
		Matures December 2012 Interest rate 10.95%	$17,766	$17,731	$17,856
		Common Stock Warrants		635	69

Total Labopharm USA, Inc.				18,366	17,925

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	74
		Common Stock Warrants		51	33
		Common Stock		500	340

Total Transcept Pharmaceuticals, Inc.				587	447

Total Drug Delivery (8.12%)*				33,528	32,754

BARRX Medical, Inc.	Therapeutic	Senior Debt
		Mature December 2011 Interest rate 11.00%	$2,209	2,693	2,693
		Preferred Stock Warrants		76	60
		Preferred Stock		1,500	1,571

Total BARRX Medical, Inc.				4,269	4,324

EKOS Corporation	Therapeutic	Preferred Stock Warrants		175	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				328	—

Gelesis, Inc. (7)	Therapeutic	Senior Debt
		Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,771	2,807	—

Total Gelesis, Inc.				2,807	—

Gynesonics, Inc.	Therapeutic	Senior Debt
		Mature October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$6,500	6,328	6,255
		Preferred Stock Warrants		228	197
		Preferred Stock		532	462

Total Gynesonics, Inc.				7,088	6,914

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	69

Total Light Science Oncology, Inc.				99	69

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	2
		Preferred Stock		1,000	1,001

Total Novasys Medical, Inc.				1,125	1,003

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt
		Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$6,254	$6,137	$5,589
		Senior Debt
		Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%	$5,900	6,067	6,067

Total Pacific Child & Family Associates, LLC				12,204	11,656

Total Therapeutic (5.94%)*				27,920	23,966

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147	139
		Preferred Stock		177	292

Total Cozi Group, Inc.				324	431

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	—
		Preferred Stock Warrants		26	—

Total Invoke Solutions, Inc.				82	—

InXpo, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures March 2014 Interest rate Prime + 7.5% or Floor rate of 10.75%	$1,575	1,523	1,523
		Preferred Stock Warrants		98	85

Total InXpo, Inc.				1,621	1,608

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	32

Total Prism Education Group, Inc.				43	32

RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		13	—
		Preferred Stock Warrants		28	—
		Preferred Stock Warrants		1,183	—
		Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				2,224	—

Reply! Inc. (4)	Internet Consumer & Business Services	Senior Debt
		Matures June 2013 Interest rate Prime + 6.5% or Floor rate of 9.75%	$4,553	4,318	4,414
		Senior Debt
		Matures December 2013 Interest rate Prime + 6.5% or Floor rate of 9.75%	$700	710	673
		Preferred Stock Warrants		320	480

Total Reply! Inc.				5,348	5,567

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
ScriptSave (Medical Security Card Company, LLC)	Internet Consumer & Business Services	Senior Debt Matures February 2016 Interest rate Prime + 8.75% or Floor rate of 11.25%	$20,500	$20,027	$20,027

Total ScriptSave				20,027	20,027

Total Internet Consumer & Business Services (6.86%)				29,669	27,665

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	1
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				154	1

Total Energy (0.00%)*				154	1

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50% or Floor rate of 7.50%	$92	144	144
		Senior Debt Matures September 2011 Interest rate Prime + 0.50% or Floor rate of 6.50%	$86	105	105
		Senior Debt Matures September 2011 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,590	1,582	1,582
		Preferred Stock Warrants		73	679
		Preferred Stock Warrants		117	423
		Preferred Stock		500	1,234
		Preferred Stock		500	500

Total Box.net, Inc.				3,021	4,667

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
		Preferred Stock		250	37

Total Buzznet, Inc.				259	37

XL Education Corp.	Information Services	Common Stock		880	881

Total XL Education Corp.				880	881

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213	—
		Preferred Stock		250	247

Total hi5 Networks, Inc.				463	247

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		$265	$91

Total Jab Wireless, Inc.				265	91

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	77

Total Solutionary, Inc.				346	77

Intelligent Beauty, Inc.	Information Services	Senior Debt Matures March 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$5,236	5,099	5,138
		Senior Debt Matures October 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$1,895	1,849	1,849
		Preferred Stock Warrants		230	27

Total Intelligent Beauty, Inc.				7,178	7,014

Good Technologies, Inc.	Information Services	Common Stock		603	150

Total Good Technologies, Inc.				603	150

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	4
		Preferred Stock		500	231

Total Zeta Interactive Corporation				672	235

Total Information Services (3.32%)				13,694	13,399

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,415	603

Total Novadaq Technologies, Inc.				1,415	603

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$10,750	10,534	10,403
		Preferred Stock Warrants		1,069	718
		Preferred Stock		3,655	2,202

Total Optiscan Biomedical, Corp.				15,258	13,323

Total Diagnostic (3.45%)*				16,673	13,926

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Kamada, LTD.	Biotechnology Tools	Common Stock		$427	$651

Total Kamada, LTD.				427	651

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,532	3,451	3,522
		Common Stock Warrants		192	170

Total Labcyte, Inc.				3,643	3,692

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	289
		Preferred Stock Warrants		33	15
		Preferred Stock		500	500

Total NuGEN Technologies, Inc.				578	804

Total Biotechnology Tools (1.28%)*				4,648	5,147

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—
		Preferred Stock		250	—

Total Crux Biomedical, Inc.				287	—

Transmedics, Inc. (4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,994	4,520
		Preferred Stock Warrants		225	—
		Preferred Stock		1,100	—

Total Transmedics, Inc.				10,319	4,520

Total Surgical Devices (1.12%)*				10,606	4,520

Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		482	307

Total Glam Media, Inc.				482	307

Waterfront Media, Inc. (Everyday Health)		Preferred Stock Warrants		60	630
		Preferred Stock		1,000	1,310

Total Everyday Health				1,060	1,940

Total Media/Content/Info (0.56%)*				1,542	2,247

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
BrightSource Energy, Inc.	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$11,250	$10,945	$10,945
		Senior Debt Matures June 2012 Interest rate Prime + 9.55% or Floor rate of 12.80%	$13,750	13,369	13,369
		Preferred Stock Warrants		675	583

Total BrightSource Energy, Inc.				24,989	24,897

Calera, Inc.	Clean Tech	Senior Debt Matures July 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,409	3,043	3,043
		Preferred Stock Warrants		513	432

Total Calera, Inc.				3,556	3,475

EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.1% or Floor rate of 9.35%	$971	950	950
		Preferred Stock Warrants		154	155
		Common Stock Warrants		154	155

Total EcoMotors, Inc.				1,258	1,260

GreatPoint Energy, Inc.	Clean Tech	Senior Debt Matures October 2013 Interest rate Prime + 8.2% or Floor rate of 11.45%	$5,000	4,466	4,423
		Preferred Stock Warrants		548	384

Total GreatPoint Energy, Inc.				5,014	4,807

Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate 11.0%	$1,925	1,773	1,621
		Preferred Stock Warrants		211	57

Total Propel Biofuels, Inc.				1,984	1,678

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment (1)	Principal Amount	Cost(2)	Value(3)
Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$1,005	$976	$976
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$11,062	10,514	10,514
		Preferred Stock Warrants		335	293
		Preferred Stock Warrants		259	222

Total Solexel, Inc.				12,084	12,005

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		89	92
		Preferred Stock Warrants		73	75

Total Trilliant, Inc.				162	167

Total Clean Tech (11.98%)*				49,047	48,289

Total Investments				$468,776	$445,054

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled and $13,537, $38,755 and $25,218 respectively. The tax cost of investments is $469,678.
(3)	Except for warrants in ten publicly traded companies and common stock in four publicly traded companies, all investments are restricted at March 31, 2011. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Debt is on non-accrual status at March 31, 2011, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Investment income:
Interest income
Non Control/Non Affiliate investments	$16,456	$10,430
Control investments	—	805

Total interest income	16,456	11,235

Fees
Non Control/Non Affiliate investments	2,695	1,113
Control investments	—	172

Total fees	2,695	1,285

Total investment income	19,151	12,520

Operating expenses:
Interest	2,233	2,026
Loan fees	934	298
General and administrative	2,206	1,889
Employee Compensation:
Compensation and benefits	3,253	2,238
Stock-based compensation	721	457

Total employee compensation	3,974	2,695

Total operating expenses	9,347	6,908

Net investment income	9,804	5,612
Net realized gain (loss) on investments	4,370	362
Net increase (decrease) in unrealized depreciation on investments	(15,352)	(260)

Net realized and unrealized gain (loss)	(10,982)	102

Net increase (decrease) in net assets resulting from operations	$(1,178)	$5,714

Net investment income before investment gains and losses per common share:
Basic	$0.23	$0.16

Change in net assets per common share:
Basic	$(0.03)	$0.16

Diluted	$(0.03)	$0.16

Weighted average shares outstanding
Basic	42,737	35,181

Diluted	42,737	35,813

See notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in Excess of Par Value	Unrealized Accumulated (Depreciation) on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2009	35,634	$35	$409,036	$(10,028)	$(28,129)	$(4,057)	$(342)	$366,515
Net increase in net assets resulting from operations	—	—	—	(260)	362	5,612	—	5,714
Issuance of common stock	81	—	446	—	—	—	—	446
Issuance of common stock under restricted stock plan	491	—	—	—	—	—	—	—
Acquisition of common stock under stock repurchase plan	(25)	—	(234)	—	—	—	—	(234)
Issuance of common stock under dividend reinvestment plan	67	—	620	—	—	—	—	620
Dividends declared	—	—	—	—	—	(7,130)	—	(7,130)
Stock-based compensation	—	—	481	—	—	—	—	481

Balance at March 31, 2010	36,248	$35	$410,349	$(10,288)	$(27,767)	$(5,575)	$(342)	$366,412

Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,648)	$(342)	$412,531
Net decrease in net assets resulting from operations	—	—	—	(15,352)	4,370	9,804	—	(1,178)
Issuance of common stock	3	—	15	—	—	—	—	15
Issuance of common stock under restricted stock plan	297	—	—	—	—	—	—	—
Acquisition of common stock under repurchase plan	—	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	61	—	668	—	—	—	—	668
Retired shares from net issuance	(1)	—	(9)	—	—	—	—	(9)
Dividends declared	—	—	—	—	—	(9,556)	—	(9,556)
Stock-based compensation	—	—	736	—	—	—	—	736

Balance at March 31, 2011	43,804	$43	$478,959	$(23,390)	$(46,663)	$(5,400)	$(342)	$403,207

See notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(1,178)	$5,714
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(85,024)	(68,401)
Principal payments received on investments	85,988	59,700
Proceeds from sale of investments	16,897	2,090
Net unrealized depreciation on investments	15,352	260
Net realized gain on investments	(4,370)	(362)
Accretion of paid-in-kind principal	(890)	(568)
Accretion of loan discounts	(1,740)	(588)
Accretion of loan exit fees	—	(568)
Depreciation	89	95
Stock-based compensation	167	176
Amortization of restricted stock grants	569	305
Change in deferred loan origination revenue	(1,852)	(639)
Change in operating assets and liabilities:
Interest receivable	22	(614)
Prepaid expenses and other assets	2,071	(788)
Accounts payable	(406)	(112)
Income tax payable/receivable	—	8
Accrued liabilities	(870)	(7,764)

Net cash provided by (used in) operating activities	24,825	(12,056)
Cash flows from investing activities:
Purchases of capital equipment	(27)	(50)
Other long-term assets	(1,788)	153

Net cash provided by (used in) investing activities	(1,815)	103
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6	383
Stock repurchase program	—	(234)
Dividends paid	(8,890)	(6,510)
Borrowings of credit facilities	18,750	—
Repayments of credit facilities	(25,000)	—
Fees paid for credit facilities and debentures	(455)	(376)

Net cash used in financing activities	(15,589)	(6,737)

Net increase (decrease) in cash	7,421	(18,690)
Cash and cash equivalents at beginning of period	107,014	124,828

Cash and cash equivalents at end of period	$114,435	$106,138

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

The Company formed Hercules Technology II, L.P. (“HT II”), which was licensed on September 27, 2006, and Hercules Technology III, L.P. (“HT III”), which was licensed on May 26, 2010 to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”). As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC (“HTM”), a limited liability company. HTM is a wholly-owned subsidiary of the Company. The Company is the sole limited partner of HT II and HT III and HTM is the general partner of HT II and HT III (see Note 4).

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The Company currently qualifies as a RIC for federal income tax purposes, which allows the Company to avoid paying corporate income taxes on any income or gains that the Company distributes to our stockholders. The purpose of establishing these entities is to satisfy the RIC tax requirement that at least 90% of the Company’s gross income for income tax purposes is investment income.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2010. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Certain prior period information has been reclassified to conform to the current period presentation.

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At March 31, 2011 77.5% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

Our Board of Directors may from time to time engage an independent valuation firm to provide the Company with valuation assistance with respect to certain of the Company’s portfolio investments on a quarterly basis. The Company intends to continue to engage an independent valuation firm to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Company’s Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Company’s Board of Directors has approved a multi-step valuation process each quarter, as described below:

(1) the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and discussed with the Company’s investment committee;

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

The Company applies a procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, the Company also evaluates the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method, as discussed above. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The Company’s process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or if under the in exchange premise when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or if under the in exchange premise the value of a debt security were to be greater than amortized cost.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2011 (unaudited) and as of December 31, 2010:

		Investments at Fair Value as of March 31, 2011
(in thousands) Description	3/31/2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$372,252	$—	$—	$372,252
Subordinated debt	24,313	—	—	24,313
Preferred stock	21,333	—	—	21,333
Common stock	5,689	4,658	—	1,031
Warrants	21,467	—	5,507	15,960

	$445,054	$4,658	$5,507	$434,889

		Investments at Fair Value as of December 31, 2010
(in thousands) Description	12/31/2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$394,198	$—	$—	$394,198
Subordinated debt	7,420	—	—	7,420
Preferred stock	24,607	—	—	24,607
Common stock	22,117	4,943	16,144	1,030
Warrants	23,690	—	6,289	17,401

	$472,032	$4,943	$22,433	$444,656

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 (unaudited) and for the year ended December 31, 2010.

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(1)	Gross Transfers out of Level 3(3)	Balances, March 31, 2011
Senior Debt	$394,198	$(4,301)	$(1,801)	$70,144	$—	$(85,988)	—	$—	$—	372,252
Subordinated Debt	7,420	—	—	16,893	—	—	—	—	—	24,313
Preferred Stock	24,607	(50)	(3,724)	500	—	—	—	—	—	21,333
Common Stock	1,030	—	1	—	—	—	—	—	—	1,031
Warrants	17,401	(878)	26	717	—	—	(51)	—	(1,255)	15,960

Total	$444,656	$(5,229)	$(5,498)	$88,254	$—	$(85,988)	$(51)	—	$(1,255)	$434,889

(in thousands)	Balances, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2010
Senior Debt	$319,129	$(12,835)	$(3,076)	$98,058	$(7,078)	$394,198
Subordinated Debt	—	—	—	7,420	—	7,420
Senior Debt-Second Lien	6,005	—	—	(6,005)	—	—
Preferred Stock	22,875	(1,250)	(995)	2,603	1,374	24,607
Common Stock	1,773	(15,037)	(743)	15,037	—	1,030
Warrants	11,076	(1,225)	568	8,650	(1,668)	17,401

Total	$360,858	$(30,347)	$(4,246)	$125,763	$(7,372)	$444,656

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers out of Level 3 warrants relates to the Pacira Pharmaceutical IPO.

For the quarter ended March 31, 2011, approximately $1.8 million, $3.8 million and $885,000 in unrealized depreciation was recorded for debt, equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

For the year ended December 31, 2010, approximately $3.1 million, $3.0 million and $461,000 in unrealized depreciation was recorded for debt, equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

At March 31, 2011, the Company did not hold any Control Investments. The Company’s investment in InfoLogix, Inc., a company that was a Control Investment as of December 31, 2010, was sold to Stanley Black & Decker (NYSE:SWK) in January 2011. Approximately $8.3 million of realized gains and $8.4 million of net change in unrealized depreciation was recognized on this control investment during the three-month period ended March 31, 2011.

At March 31, 2011 and 2010, the Company had an investment in one portfolio company deemed to be an Affiliate. No income was derived from this investment as this is a non-income producing equity investment. No realized gains were related to this investment, and approximately $1.0 million and $52,000 of net change in unrealized depreciation was recognized on this control investment during the three-month periods ended March 31, 2011 and 2010, respectively.

A summary of the composition of the Company’s investment portfolio as of March 31, 2011 (unaudited) and December 31, 2010 at fair value is shown as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with warrants	$359,042	80.7%	$357,963	75.8%
Senior Secured Debt	34,093	7.6%	59,251	12.6%
Subordinated Debt	24,897	5.6%	8,094	1.7%
Preferred Stock	21,333	4.8%	26,813	5.7%
Common Stock	5,689	1.3%	19,911	4.2%

	$445,054	100.0%	$472,032	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2011 (unaudited) and as of December 31, 2010 is shown as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$415,241	93.3%	$438,585	92.9%
Canada	18,528	4.2%	20,876	4.4%
England	10,634	2.4%	1,918	0.4%
Israel	651	0.1%	10,653	2.3%

	$445,054	100.0%	$472,032	100.0%

The following table shows the fair value of our portfolio by industry sector at March 31, 2011 (unaudited) and December 31, 2010:

	March 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Porfolio	Investments at Fair Value	Percentage of Total Porfolio
Drug Discovery	$74,243	16.7%	$52,777	11.2%
Specialty Pharma	71,273	16.0%	63,607	13.5%
Software	53,714	12.1%	96,508	20.4%
Clean Tech	48,289	10.8%	25,722	5.4%
Communications & Networking	47,080	10.6%	65,098	13.8%
Drug Delivery	32,754	7.4%	35,250	7.5%
Internet Consumer & Business Services	27,665	6.2%	7,255	1.5%
Therapeutic	23,966	5.4%	25,300	5.4%
Consumer & Business Products	17,990	4.0%	45,316	9.6%
Diagnostic	13,926	3.1%	14,911	3.2%
Information Services	13,399	3.0%	10,857	2.3%
Electronics & Computer Hardware	5,667	1.3%	7,819	1.6%
Biotechnology Tools	5,146	1.2%	5,987	1.3%
Surgical Devices	4,520	1.0%	10,172	2.1%
Semiconductors	3,174	0.7%	3,227	0.7%
Media/Content/Info	2,247	0.5%	2,223	0.5%
Energy	1	—	3	—

	$445,054	100%	$472,032	100%

During the three-month periods ended March 31, 2011 and 2010, the Company made investments in debt securities totaling approximately $83.9 million and $87.3 million, respectively, and funded equity investments of approximately $500,000 in the three-month period ended March 31, 2011. The Company funded $16.1 million of equity investments, which included restructured loans investments during the three month period ended March 31, 2010

During the three months ended March 31, 2011, the Company recognized net realized gains of approximately $9.6 million from the sale of common stock in its public portfolio companies and realized losses of approximately $5.2 million from equity and warrant investments in portfolio companies that have been liquidated. During the three-month period ended March 31, 2010, the Company recognized net realized gains of approximately $151,000 from the sale of common stock in public companies, approximately $644,000 from mergers of private portfolio companies and realized losses of approximately $433,000 from equity and warrant investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. The Company recognizes nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $4.8 million and $6.3 million of unamortized fees at March 31, 2011 and December 31, 2010, respectively, and approximately $5.9 million and $5.1 million in exit fees receivable at March 31, 2011 and December 31, 2010, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $556,000 and $568,000 in PIK income in the three-month periods ended March 31, 2011 and 2010, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the quarter ended March 31, 2011.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2011, approximately 63.7% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 29.4% of portfolio company loans were prohibited from pledging or encumbering their intellectual property, 6.1% of portfolio company loans were secured by a second priority security in all of the assets of the portfolio company and 0.8% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $169.8 million, compared to the carrying amount of $163.8 million as of March 31, 2011.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

4. Borrowings

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”) which expired under normal terms. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility was terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $444,000 as of March 31, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. The Company’s net investment of $75.0 million in HT II as of March 31, 2011 fully funds the required regulatory capital for HT II. In January 2011, HT II repaid $25.0 million of debentures. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of March 31, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of March 31, 2011, the Company held investments in HT II in 54 companies with a fair value of approximately $158.6 million, accounting for approximately 35.6% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $37.5 million in HT III as of March 31, 2011, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $38.75 million was outstanding as of March 31, 2011. As of March 31, 2011, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program. As of March 31, 2011, the Company held investments in HT III in 11 companies with a fair value of approximately $73.5 million, accounting for approximately 16.5% of the Company’s total portfolio. See note 12.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2011 as a result of having sufficient capital as defined under the SBA regulations. As of March 31, 2011, HT II and HT III could draw up to $25.0 million and $36.25 million, respectively, of additional leverage from SBA.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 3.22% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on March 29, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended March 31, 2011 for HT II was approximately $126.9 million with an average interest rate of approximately 5.0%. The average amount of debentures outstanding for the quarter ended March 31, 2011 for HT III was approximately $37.5 million with an average interest rate of approximately 4.08%.

Wells Facility

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50.0 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. The Wells Facility expires in August 2011. Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.3% annually. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. The Company has paid a total of approximately $1.1 million in structuring fees in connection with the Wells

Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at March 31, 2011.

The Wells Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth of $250.0 million, contingent upon the Company’s total commitments under all lines of credit not exceeding $250 million. To the extent our total commitment exceeds $250.0 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at March 31, 2011.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At March 31, 2011, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011.

At March 31, 2011 (unaudited) and December 31, 2010, the Company had the following borrowing capacity and outstanding borrowings:

	March 31, 2011		December 31, 2010
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	200,000	163,750	225,000	170,000

Total	$270,000	$163,750	$295,000	$170,000

(1)	The Company has the ability to borrow $36.25 million subject to SBA approval and compliance with SBIC regulations. See note 12.

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

For the quarter ended March 31, 2011, the Company declared a distribution of $0.22 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of March 31, 2011, approximately 91% would be from ordinary income and spill over earnings from 2010 and 9% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2011 distributions to shareholders will actually be.

As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, the Company may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

Taxable income for the three-month period ended March 31, 2011 was approximately $8.2 million or $0.19 per share. Taxable net realized gains for the same period were $5.8 million or approximately $0.13 per share. Taxable income for the three-month period ended March 31, 2010 was approximately $5.6 million or $0.16 per share. Taxable net realized losses for the same period were approximately $6.6 million or approximately $0.19 loss per share.

6. Shareholders’ Equity

At March 31, 2011, the Company was authorized to issue 60 million shares of common stock with a par value of $0.001. On April 5, 2011, the Board of Directors approved increasing the number of authorized shares to 100 million shares. Each share of common stock entitles the holder to one vote.

On January 27, 2011, the Company approved the extension of the stock repurchase plan as previously approved on February 8, 2010 under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock set to expire on February 11, 2011 for an additional six month period with a new expiration date of August 26, 2011. During the three month period ended March 31, 2011, the Company did not repurchase any common stock.

The Company has issued stock options for common stock subject to future issuance, of which 5,014,527 and 4,729,849 were outstanding at March 31, 2011 and December 31, 2010, respectively.

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

On June 21, 2007, the shareholders approved amendments to the 2004 Plan and the 2006 Plan allowing for the grant of restricted stock. The amended Plans limit the combined maximum amount of restricted stock that may be issued under both Plans to 10% of the outstanding shares of the Company’s stock on the effective date of the Plans plus 10% of the number of shares of stock issued or delivered by Hercules during the terms of the Plans. The amendments further specify that no one person shall be granted awards of restricted stock relating to more than 25% of the shares available for issuance under the 2004 Plan. Further, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of its outstanding voting securities, except that if the amount of voting securities that would result from such exercise of all of the Company’s outstanding warrants, options and rights issued to Hercules directors, officers and employees, together with any restricted stock issued pursuant to the Plans, would exceed 15% of the Company’s outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

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

A summary of common stock options activity under the Company’s 2006 and 2004 Plans for the three months ended March 31, 2011 and 2010 (unaudited) is as follows:

	For the three month period ended March 31,
	2011	2010
	Common Stock Options	Common Stock Options
Outstanding at Beginning of Period	4,729,849	4,924,405
Granted	295,700	242,250
Exercised	(3,542)	(80,634)
Cancelled	(7,480)	—

Outstanding at End of Period	5,014,527	5,086,021

Weighted-average exercise price	$11.33	$10.79

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2011, options for approximately 3.8 million shares were exercisable at a weighted average exercise price of approximately $12.20 per share with a weighted average remaining contractual term of 2.76 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the three-month periods ended March 31, 2011 and 2010 was approximately $568,000 and $442,000 respectively. During the three-month periods ended March 31, 2011 and 2010, approximately $167,000 and $171,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2011, there was approximately $1.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.42 years. The fair value of options granted is based upon a Black-Scholes option pricing model using the assumptions in the following table for each of the three-month periods ended March 31, 2011 and 2010 (unaudited):

	2011	2010
Expected Volatility	46.70%	46.39%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.65% - 2.15%	2.13% - 2.36%

The following table summarizes stock options outstanding and exercisable at March 31, 2011 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $6.74	647,658	4.96	$4,395	$4.21	283,612	4.96	$1,925	$4.21
$8.49 - $12.84	2,447,606	4.53	644	11.45	1,611,867	3.49	129	11.97
$13.00 - $15.00	1,919,263	1.82	0	13.57	1,919,263	1.82	0	13.57

$4.21 - $15.00	5,014,527	3.55	$5,039	$11.33	3,814,742	2.76	$2,054	$12.20

During the three months ended March 31, 2011 and 2010, respectively, the Company granted approximately 296,600 and 491,500 shares of restricted stock pursuant to the Plans. Each restricted stock award granted in 2011 and 2010 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the quarters ended March 31, 2011 and 2010, was approximately $3.3 million and $5.1 million, respectively. During the three-month periods ended March 31, 2011 and 2010, the Company expensed approximately $569,000 and $287,000 of compensation expense related to restricted stock, respectively. As of March 31, 2011, there was approximately $5.1 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.59 years.

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

8. Earnings Per Share

In 2008, the FASB issued ASC 260, Earnings Per Share formerly known as FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. Under this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, such as the Company’s restricted stock issued under the Plans, are considered participating securities for purposes of calculating change in net assets per share. Under the two-class method a portion of net increase in net assets resulting from operations is allocated to these participating securities and therefore is excluded from the calculation of change in net assets per share allocated to common stock, as shown in the table below. The standard was effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company adopted this standard beginning with financial statements ended March 31, 2009. The adoption of this standard did not result in a change to the previously reported basic change in net assets per share and diluted change in net assets per share.

	Quarter Ended March 31,
(in thousands, except per share data)	2011	2010
	(unaudited)
Numerator
Net increase in net assets resulting from operations	$(1,178)	$5,714
Less: Dividends declared-common and restricted shares	9,558	7,130

Undistributed earnings	(10,736)	(1,416)

Undistributed earnings-common shares	(10,736)	(1,416)
Add: Dividend declared-common shares	9,401	7,031

Numerator for basic and diluted change in net assets per common share	(1,335)	5,615

Denominator
Basic weighted average common shares outstanding	42,737	35,181
Common shares issuable	—	632

Weighted average common shares outstanding assuming dilution	42,737	35,813
Change in net assets per common share
Basic	$(0.03)	$0.16
Diluted	$(0.03)	$0.16

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three month period ended March 31, 2011 and 2010, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 2.4 million and 3.8 million shares, respectively.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2011 and 2010:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010
Per share data:
Net asset value at beginning of period	$9.50	$10.29
Net investment income	0.23	0.16
Net realized gain (loss) on investments	0.10	0.01
Net unrealized appreciation (depreciation) on investments	(0.36)	(0.01)

Total from investment operations	(0.03)	0.16
Net increase/(decrease) in net assets from capital share transactions	(0.07)	(0.15)
Distributions	(0.22)	(0.20)
Stock-based compensation expense included in investment income(1)	0.02	0.01

Net asset value at end of period	$9.20	$10.11

Ratios and supplemental data:
Per share market value at end of period	$11.00	$10.59
Total return(2)	8.33%	3.81%
Shares outstanding at end of period	43,804	36,248
Weighted average number of common shares outstanding	42,737	35,181
Net assets at end of period	$403,207	$366,412
Ratio of operating expense to average net assets	9.17%	7.19%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.62%	5.84%
Average debt outstanding	$164,444	$130,600
Weighted average debt per common share	$3.85	$3.71
Portfolio turnover	4.50%	0.20%

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

(2)

The total return equals the increase or decrease of ending market value over beginning market value, plus distributions, dividend by the beginning market value, assuming dividend reinvestment prices obtained under the Company’s dividend reinvestment plan.

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at March 31, 2011 totaled approximately $131.1 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $73.0 million of non-binding term sheets outstanding. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $276,000 and $237,000 during the three month periods ended March 31, 2011 and 2010, respectively.

Future commitments under the credit facility and operating leases as of March 31, 2011 (unaudited) were as follows:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)	$163,750	$—	$—	$—	$163,750
Operating Lease Obligations(4)	3,070	1,211	1,859	—	—

Total	$166,820	$1,211	$1,859	$—	$163,750

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation obligation with Citigroup. See Note 4.
(3)	Includes borrowings under the SBA debentures. There were no outstanding borrowings under the Wells Facility or the Union Bank Facility at March 31, 2011.
(4)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Recent Accounting Pronouncement

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the requirements of ASU-2010-06 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

12. Subsequent Events

Convertible Debt Offering

In April 2011, the Company issued and priced $75.0 million in aggregate principle amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016.

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

The Company may not redeem the Convertible Senior Notes prior to maturity. No sinking fund is provided for the Convertible Senior Notes. In addition, if certain corporate events occur in respect of the Company, holders of Convertible Senior Notes may require the Company to repurchase for cash all or part of their Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

In accounting for the Convertible Senior Notes, the Company estimated that the values of the debt and equity components of the notes were approximately 92.8% and 7.2%, respectively. The original issue discount equal to the estimated equity component of 7.2% of the Convertible Senior Notes will initially be recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, the Company will record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 7.9%.

Portfolio Company Developments

In April 2011, two additional portfolio companies, BrightSource Energy, Inc. and Wageworks, Inc., filed their S-1 registration statements to complete their respective IPOs. The pricing range for these two companies is not currently available. In total, as of May 9, 2011, the Company holds investments in five companies in IPO registration. There can be no assurances that these companies will complete their IPOs in a timely manner or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of a protracted decline in the liquidity of the credit markets on our business;

•	our informal relationships with third parties;

•	the expected market for venture capital investments and our addressable market;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the debt and equity markets;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a business development company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies.

•	the timing, form and amount of any dividend distributions;

•	impact of fluctuation of interest rates on our business;

•	valuation of any investments in portfolio companies particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q as well as Item 1A—“Risk Factors” of our annual report of Form 10-K. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A—“Risk Factors” of our annual report on Form 10-K, and “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and lower middle market companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and also may finance certain publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as through additional offices in Boston and Boulder.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code. As of January 1, 2006, we are treated for federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $445.1 million at March 31, 2011 as compared to $472.0 million at December 31, 2010. During the three month period ended March 31, 2011 we made debt commitments totaling $97.5 million and funded approximately $83.9 million. Debt commitments for the quarter ended March 31, 2011 included commitments of approximately $50.0 million to three new portfolio companies and $47.5 million to three existing companies. During the three month period ended March 31, 2011 we made and funded equity commitments of $500,000 to one company. These commitments further diversify our portfolio by stage and industry sector. During the quarter ended March 31, 2010 we made debt commitments totaling $93.5 million and funded approximately $87.3 million, respectively. During the quarter ended March 31, 2010 we made and funded an equity commitment of approximately $1.1 million to one company.

At March 31, 2011, we had unfunded contractual commitments of $131.1 million to 18 portfolio companies. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we executed approximately $73.0 million of non-binding term sheets outstanding to five new and existing companies at March 31, 2011. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at March 31, 2011 was approximately $396.6 million, compared to a fair value of approximately $325.8 million at March 31, 2010. The fair value of the equity portfolio at March 31, 2011 and 2010 was approximately $27.0 million and $45.2 million, respectively. The fair value of our warrant portfolio at March 31, 2011 and 2010 was approximately $21.5 million and $13.2 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the three-month period ended March 31, 2011, we received normal principal amortization repayments of $21.7 million, and early repayments and working line of credit pay-downs totaling $64.3 million. Total portfolio investment activity for the quarter ended March 31, 2011 and for the year ended December 31, 2010 is as follows:

(in millions)	March 31, 2011	December 31, 2010
Beginning Portfolio	$472.0	$374.7
Purchase of debt investments	84.3	320.4
Equity Investments	0.8	2.3
Sale of Investments	(15.1)	(34.2)
Principal payments received on investments	(24.6)	(81.6)
Early pay-offs and recoveries	(61.4)	(114.5)
Accretion of loan discounts and paid-in-kind principal	4.6	3.3
Net change in unrealized depreciation in investments	(15.3)	1.6

Ending Portfolio	$445.1	$472.0

The following table shows the fair value of our portfolio of investments by asset class:

	March 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured Debt with Warrants	$359,042	80.7%	$357,963	75.8%
Senior Secured Debt	34,093	7.6%	59,251	12.6%
Subordinated Debt	24,897	5.6%	8,094	1.7%
Preferred Stock	21,333	4.8%	26,813	5.7%
Common Stock	5,689	1.3%	19,911	4.2%

	$445,054	100.0%	$472,032	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$415,241	93.3%	$438,585	92.9%
Canada	18,528	4.2%	20,876	4.4%
England	10,634	2.4%	1,918	0.4%
Israel	651	0.1%	10,653	2.3%

	$445,054	100.0%	$472,032	100.0%

Our portfolio companies are primarily privately-held expansion and established-stage companies in the biopharmaceutical, clean technology, communications and networking, consumer and business products, electronics and computers, energy, information services, internet consumer and business services, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

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

As of March 31, 2011, the Company did not hold any Control Investments. The Company’s investment in InfoLogix, Inc., a company that was a Control Investment as of December 31, 2010, was sold to Stanley Black & Decker (NYSE:SWK) in January 2011. Approximately $8.3 million of realized gains and $8.4 million of net unrealized depreciation was recognized on this control investment during the three-month period ended March 31, 2011.

At March 31, 2011 and 2010, the Company had an investment in one portfolio company deemed to be an Affiliate. No income was derived from this investment as this is a non-income producing equity investment. No realized gains were related to this investment, and approximately $1.0 million and $52,000 of net unrealized depreciation was recognized on this control investment during the three-month periods ended March 31, 2011 and 2010, respectively.

The following table shows the fair value of our portfolio by industry sector at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Porfolio	Investments at Fair Value	Percentage of Total Porfolio
Drug Discovery	$74,243	16.7%	$52,777	11.2%
Specialty Pharma	71,273	16.0%	63,607	13.5%
Software	53,714	12.1%	96,508	20.4%
Clean Tech	48,289	10.8%	25,722	5.4%
Communications & Networking	47,080	10.6%	65,098	13.8%
Drug Delivery	32,754	7.4%	35,250	7.5%
Internet Consumer & Business Services	27,665	6.2%	7,255	1.5%
Therapeutic	23,966	5.4%	25,300	5.4%
Consumer & Business Products	17,990	4.0%	45,316	9.6%
Diagnostic	13,926	3.1%	14,911	3.2%
Information Services	13,399	3.0%	10,857	2.3%
Electronics & Computer Hardware	5,667	1.3%	7,819	1.6%
Biotechnology Tools	5,146	1.2%	5,987	1.3%
Surgical Devices	4,520	1.0%	10,172	2.1%
Semiconductors	3,174	0.7%	3,227	0.7%
Media/Content/Info	2,247	0.5%	2,223	0.5%
Energy	1	—	3	—

	$445,054	100%	$472,032	100%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total	Investments at Fair Value	Percentage of Total
Investment Grading
1	$32,878	8.3%	$65,345	16.3%
2	205,997	52.0%	232,713	57.9%
3	146,313	36.9%	90,739	22.6%
4	6,141	1.5%	8,776	2.2%
5	5,236	1.3%	4,045	1.0%

	$396,565	100.0%	$401,618	100.0%

As of March 31, 2011, our investments had a weighted average investment grading of 2.44 as compared to 2.21 at December 31, 2010. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At March 31, 2011, 12 portfolio companies were graded 3, 2 portfolio companies were graded 4, and 2 portfolio companies were graded 5 as compared to 8 portfolio companies that were graded 3, 2 portfolio companies that were graded 4 and 2 portfolio companies that were graded 5 at December 31, 2010.

At March 31, 2011, there was one portfolio company on non-accrual status with a fair value of zero. There were two loans on non-accrual status as of December 31, 2010 with a fair value of approximately $4.0 million.

The effective yield on our debt investments for the three month periods ended March 31, 2011 and 2010 was 18.1% and 14.5%, respectively. This yield was higher period over period due to unearned income accelerations attributed to early payoffs and due to higher interest rate yield enhancers on new loans originated in 2011 relative to the loans that have been paid off or have amortized.

The overall weighted average yield to maturity of our loan obligations was approximately 13.7% and 13.9% at March 31, 2011 and December 31, 2010. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from PRIME to 18% as of March 31, 2011. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt.

We funded $16.1 million of equity investments, which included restructured loans investments during the three month period ended March 31, 2010.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $4.8 million and $6.6 million of unamortized fees at March 31, 2011 and December 31, 2010, respectively, and approximately $5.9 million and $5.1 million in exit fees receivable at March 31, 2011 and December 31, 2010, respectively.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $556,000 in PIK income in the three month period ended March 31, 2011.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property.

At March 31, 2011, approximately 63.7% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 29.4% of portfolio company loans were prohibited from pledging or encumbering their intellectual property, 6.1% of portfolio company loans were secured by a second priority security in all of the assets of the portfolio company and 0.8% of portfolio company loans had an equipment only lien.

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

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of March 31, 2011, we held warrants in 91 technology and life science portfolio companies, with a fair value of approximately $21.5 million. These warrant holdings would require us to invest approximately $68.1 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

Results of Operations

Comparison of the three-month periods ended March 31, 2011 and 2010

Investment Income

Interest income totaled approximately $16.5 for the three month period ended March 31, 2011, compared with $11.2 million for the three-month period ended March 31, 2010. Income from commitment, facility and loan related fees totaled approximately $2.7 million for the three-month period ended March 31, 2011, compared with $1.3 million for the same periods ended March 31, 2010, respectively. The increase in interest income is attributable to a higher average interest earning investment portfolio and income from early repayments. Income from commitment, facility and loan related fees are primarily the result of an increase in accelerated one-time and early repayment fees.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $9.3 million and $6.9 million during the three month periods ended March 31, 2011 and 2010, respectively

Interest and fees totaled approximately $3.2 million and $2.3 million during the three-month periods ended March 31, 2011 and 2010, respectively. This $900,000 year-over-year increase is primarily attributable to an increase in interest expense on higher borrowings under our SBA debentures and an increase in amortization of deferred financing fees associated with the early repayment of certain SBA guaranteed debentures in the quarter ended March 31, 2011.

General and administrative expenses include legal, consulting and accounting fees, insurance premiums, rent, workout and various other expenses. Expenses increased to $2.2 million from $1.9 million for the three month periods ended March 31, 2011 and 2010, respectively, primarily due to accounting, auditing and tax-related expenses.

Employee compensation and benefits totaled approximately $3.3 million and $2.2 million during the three-month periods ended March 31, 2011 and 2010, respectively. This increase is primarily due to an increase in employee headcount and increased salary as compared to the same period of 2010. We expect to continue to hire to meet growth. Stock-based compensation totaled approximately $721,000 and $457,000 during the three month periods ended March 31, 2011 and 2010, respectively. These increases were due to the expense on restricted stock grants issued in the first quarter of 2011. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.23 for the quarter ended March 31, 2011 compared to $0.16 per share in the quarter ended March 31, 2010. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

During the quarter ended March 31, 2010, we recognized net realized gains of approximately $151,000 from the sale of common stock in public companies, approximately $644,000 from mergers of private portfolio companies and realized losses of approximately $433,000 from equity and warrant investments in portfolio companies that have been liquidated. We recorded net gains from the sales of equity investments in two portfolio companies that totaled $9.6 million, of which InfoLogix, Inc. represented a gain of $8.3 million and Kamada, LTD. a gain of $1.3 million. These gains were partially offset by realized losses due to the write off of warrant, equity and debt investments totaling $5.2 million in one portfolio company, Trading Machines, Inc. Cumulative net realized losses on investments since October 2004 to date totals $48.5 million. When compared to total commitments of approximately $2.2 billion over the same period, the net realized loss represents approximately 2.2% of total commitments, or an annualized loss rate of approximately 33 basis points.

A summary of realized gains and losses for the three month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
(in thousands)	Amount	Amount
Realized gains	$9,599	$856
Realized losses	(5,229)	(494)

Net realized gains	$4,370	$362

During the three-month periods ended March 31, 2011 and March 31, 2010, net change in unrealized depreciation totaled approximately $15.3 million and $260,000, respectively.

The change in net unrealized appreciation and depreciation of our investments is based on portfolio asset valuations determined in good faith by our Board of Directors. This change in net unrealized depreciation was primarily comprised of decreases in the fair value of our portfolio companies due to company performance and market conditions of approximately $17.9 million and the reclassification of unrealized appreciation to net realized gains of $9.4 million. For the quarter ended March 31, 2011 approximately $1.8 million, $11.4 million and $2.1 million of the net change in unrealized depreciation recognized was attributable to debt, equity and warrant investments based on company performance. Included in these amounts are unrealized depreciation of approximately $9.6 million in debt and equity investments attributable to the reversal of prior period net unrealized appreciation upon being realized as a gain and approximately $5.2 million in debt, equity and warrant investments attributable to the reversal of prior period net unrealized depreciation upon being realized as a loss. As of March 31, 2011, the net change in unrealized appreciation recognized by the Company was increased by approximately $37,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

The following table itemizes the change in net unrealized depreciation of investments for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
(in thousands)	Amount	Amount
Gross unrealized appreciation on portfolio investments	$6,340	$10,596
Gross unrealized depreciation on portfolio investments	(17,889)	(11,823)
Reversal of prior period net unrealized appreciation upon realization	(9,446)	928
Reversal of prior period net unrealized depreciation upon realization	5,606	—
Citigroup Warrant Participation	37	38

Net increase (decrease) in unrealized depreciation on portfolio investments	$(15,352)	$(260)

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three months ended March 31, 2011, the net decrease in net assets resulting from operations totaled approximately $1.2 million. For the three-months ended March 31, 2010 the net increase in net assets resulting from operations totalled approximately $5.7 million. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share for the three month periods ended March 31, 2011 and 2010 was $(0.03) and $0.16, respectively.

Financial Condition, Liquidity, and Capital Resources

At March 31, 2011, we had approximately $114.4 million in cash and cash equivalents and available borrowing capacity of approximately $50.0 million under the Wells Facility, $20.0 million under the Union Bank Facility and $36.25 million under the SBA program, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

As of March 31, 2011, net assets totaled $403.2 million, with a net asset value per share of $9.20. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2010 Annual Shareholder Meeting held on June 9, 2010, our shareholders authorized us, with the approval of our Board of Directors, to sell up to 20% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Our asset coverage as of March 31, 2011 was 0%, excluding SBA leverage, based on our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when excluding the SEC exemptive order is approximately 350.8% at March 31, 2011. Total leverage including our SBIC debentures is approximately 40.4% at March 31, 2011.

At March 31, 2011 and December 31, 2010, we had the following borrowing capacity and outstanding amounts:

	March 31, 2011		December 31, 2010
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	200,000	163,750	225,000	170,000

Total	$270,000	$163,750	$295,000	$170,000

(1)	The Company has the ability to borrow $36.25 million subject to SBA approval and compliance with SBIC regulations. In April 2011, the SBA approved a $25.0 million commitment request.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as Small Business Investment Companies under the SBIC program and are able to borrow funds from the SBA against eligible investments. As of March 31, 2011, all required contributed capital from the Company has been invested into HT II and HT III. The Company is the sole limited partner of HT II and HT III and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2011 as a result of having sufficient capital as defined under the SBA regulations. The portfolios of HT II and HT III accounted for approximately 52.0% of our total portfolio at March 31, 2011.

With our net investment of $75.0 million in HT II as of March 31, 2011, HT II has the capacity to issue a total of $150.0 million of SBA guaranteed debentures, of which $125.0 million was outstanding following a repayment of $25.0 million on debentures in January 2011. As of March 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of March 31, 2011, we held investments in HT II in 54 companies with a fair value of approximately $158.6 million, accounting for approximately 35.6% of our total portfolio at March 31, 2011.

As of March 31, 2011, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of March 31, 2011, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of March 31, 2011, HT III has the capacity to issue a total of $ 75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $38.75 million was outstanding at March 31, 2011. As of March 31, 2011, HT III has paid the SBA commitment fees of approximately $750,000. As of March 31, 2011, we held investments in HT III in 11 companies with a fair value of approximately $73.5 million accounting for approximately 16.5% of our total portfolio at March 31, 2011. In April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III. See “—Subsequent Events.”

Current Market Conditions

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

At the same time, the venture capital market for the technology-related companies in which we invest has been active and is continuing to show signs of increased investment activity. Therefore, to the extent we have capital available, we believe this is an opportune time to invest in the structured lending market for technology-related companies. Today’s economy creates potentially new attractive lending opportunities and we believe that the market for technology-related companies in 2011 is improving as evidenced by the improved IPO market in 2010 and 2011 as compared to the previous two years.

We may acquire a portfolio of investments or sell a portion of our portfolio on an opportunistic basis. We, from time to time, engage in discussions with counterparties in respect of various potential transactions. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our Board of Directors and required third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated.

We periodically review and assess investment portfolio acquisition opportunities of target companies that would be accretive to us. In the future, we may determine to acquire such portfolios which could affect our liquidity position and necessitate our need to raise additional capital to fund our growth.

Off Balance Sheet Arrangements

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our origination activity unfunded commitments may be significant from time to time. As of March 31, 2011, we had unfunded commitments of approximately $131.1 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Wells Facility and our Union Bank Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $73.0 million of non-binding term sheets outstanding, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term from prior release are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2011:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)	$163,750	$—	$—	$—	$163,750
Operating Lease Obligations(4)	3,070	1,211	1,859	—	—

Total	$166,820	$1,211	$1,859	$—	$163,750

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation obligation with Citigroup. See Note 4 to the Consolidated Financial Statements.
(3)	Includes borrowings under the SBA debentures. There were no outstanding borrowings under the Wells Facility or the Union Bank Facility at March 31, 2011.
(4)	Long-term facility leases.

Hercules and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by Hercules to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under the normal terms. During the first quarter of 2009, we paid off all remaining principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $444,000 as of March 31, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. The Company’s net investment of $75.0 million in HT II as of March 31, 2011 fully funds the required regulatory capital for HT II. In January 2011, HT II repaid $25.0 million of debentures. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of March 31, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of March 31, 2011, the Company held investments in HT II in 54 companies with a fair value of approximately $158.6 million, accounting for approximately 35.6% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $37.5 million in HT III as of March 31, 2011, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $38.75 million was outstanding as of March 31, 2011. As of March 31, 2011, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program. As of March 31, 2011, the Company held investments in HT III in 11 companies with a fair value of approximately $73.5 million, accounting for approximately 16.5% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2011 as a result of having sufficient capital as defined under the SBA regulations. As of March 31, 2011, HT II and HT III could draw up to $25.0 million and $36.25 million, respectively, of additional leverage from SBA.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 3.22% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on March 29, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended March 31, 2011 for HT II was approximately $126.9 million with an average interest rate of approximately 5.0%. The average amount of debentures outstanding for the quarter ended March 31, 2011 for HT III was approximately $37.5 million with an average interest rate of approximately 4.08%.

During the quarter ended March 31, 2011, we repaid $25.0 million of SBA debentures under our first SBIC license. On April 27, 2011, we received approval from the SBA to borrow $25.0 million under a new capital commitment. See “—Subsequent Events.”

Wells Facility

On August 25, 2008, Hercules, through a special purpose wholly-owned subsidiary, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the syndicate. We continue to be in discussions with various other potential lenders to join the facility; however, there is no assurance that additional lenders may join the facility. The Wells Facility expires in August 2011.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.3% annually. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. We have paid a total of $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2011. There was no outstanding debt under the Wells Facility at March 31, 2011.

The Wells Facility includes various financial and operating covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $250 million, contingent upon our total commitments under all lines of credit not exceeding $250 million. To the extent our total commitments exceeds $250 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2011.

During March 2011, we received a commitment to renew the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance and the Royal Bank of Canada (“RBC”) have made commitments of $75.0 million and $25.0 million, respectively. Borrowings under the facility are expected to be at an interest rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The facility will be secured by loans in the borrowing base. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and RBC and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the new credit facility. This new arrangement will replace the existing $300 million Wells Facility under which Wells Fargo Capital Finance had committed $50 million in capital and is subject to customary closing conditions and completion of legal documentation. We expect the covenants and events of default to be consistent with our existing Wells Facility. No assurance can be given that Wells Fargo Capital Finance, RBC and Hercules will execute definitive documentation, that the definitive documentation will reflect the terms described herein or that the facility will be entered into at all.

Once the Wells Facility is renewed, we anticipate incurring a non-use fee expense of approximately $200,000 or $0.005 per share per quarter until we borrow under the facility. In total, we expect the expense from the Convertible Senior Notes and facility fees to negatively impact earnings in the near term by approximately $1.5 million or $0.04 per quarter until any of the capital is deployed. See “—Subsequent Events.”

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At March 31, 2011, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a nonuse fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011. The Union Bank Facility includes various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breech of representations or covenants, bankruptcy events and change of control.

Outstanding Borrowings

At March 31, 2011 and December 31, 2010, we had the following borrowing capacity and outstanding borrowings:

	March 31, 2011		December 31, 2010
	Facility Amount	Amount Outstanding	Facility Amount	Amount Outstanding
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	50,000	—	50,000	—
SBA Debenture(1)	200,000	163,750	225,000	170,000

Total	$270,000	$163,750	$295,000	$170,000

(1)

The Company has the ability to borrow $36.25 million subject to SBA approval and compliance with SBIC regulations. In April 2011, the SBA approved a $25.0 million commitment request. See “—Subsequent Events.”

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200
August 2, 2010	August 12, 2010	September 17,2010	0.200
November 4, 2010	November 10, 2010	December 17, 2010	0.200
March 1, 2011	March 10, 2011	March 24, 2011	0.220
May 5, 2011	May 13, 2011	June 23, 2011	0.220

			$6.245

*	Dividend paid in cash and stock.

On May 5, 2011, the Board of Directors announced a cash dividend of $0.22 per share to be paid on June 23, 2011 to shareholders of record as of May 13, 2011. This dividend is the Company’s twenty-third consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $6.25 per share.

Our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, we may also pay an additional special dividend or fifth dividend, such that we may distribute approximately all of our annual taxable income in the year it was earned, while maintaining the option to spill over our excess taxable income.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the tax attributes of our 2011 distributions to stockholders. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2011, approximately 91% would be from ordinary income and spillover earnings from 2010, and 9% would be a return of capital.

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

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends. See “Dividend Reinvestment Plan.”

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At March 31, 2011, approximately 77.5% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Debt Investments

We follow the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. Our debt securities are primarily invested in equity sponsored technology, life science and clean technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

We apply a procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, we also evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method, as discussed above. We use pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

Our process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

We record unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or if under the in exchange premise when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, we record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value or if under the in exchange premise the value of a debt security were to be greater than amortized cost.

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

We estimate the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and equity related. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2011, we had one portfolio company on non-accrual status with a fair value of zero. There were two loans on non-accrual status with a fair value of approximately $4.0 million as of December 31, 2010.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the three-month periods ended March 31, 2011 and 2010, approximately $1.8 million and $1.7 million, respectively, in PIK and end of term income was recorded.

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

We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and original issue discount (OID) related to early loan pay-off or material modification of the specific debt outstanding.

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

Federal Income Taxes.

We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98.2% of our capital gain net income for each one year period ending on October 31. At December 31, 2010 and 2009, no excise tax was recorded. At December 31, 2008, we recorded a liability for excise tax of approximately $203,000 on income and capital gains of approximately $5.0 million which was distributed in 2009. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recent Accounting Pronouncement

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC 820 and requires additional disclosure related to recurring and nonrecurring fair value measurements with respect to transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the requirements of ASU-2010-06 in the fourth quarter of 2009 and its adoption did not have a material effect on our consolidated financial statements.

Subsequent Events

Closed and Pending Commitments

As of May 5, 2011, we have closed commitments of approximately $51.5 million to new and existing portfolio companies, and funded approximately $39.0 million since the close of the first quarter. In addition, we have pending commitments (signed term sheets) of approximately $57.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

2011 Closed Commitments and Pending Commitments (dollars in millions)
Closed Commitments, January 1, 2011 - March 31, 2011	$98.0
Closed Commitments, April 1, 2011 - May 5, 2011	51.5

Total 2011 Closed Commitments(a)	149.5

Pending Commitments (as of May 5, 2011)(b)	57.0

Total	$206.5

A.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.
B.	Not all Pending Commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

SBA Facility

In April 2011, the Company received approval from the SBA to borrow $25.0 million under a new capital commitment under its second license held by HT III. This commitment allows the Company to borrow to the maximum of $225.0 million under two SBIC licenses, subject to SBA approval.

Convertible Debt Offering

In April 2011, the Company issued and priced $75.0 million in aggregate principle amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016.

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

The Company may not redeem the Convertible Senior Notes prior to maturity. No sinking fund is provided for the Convertible Senior Notes. In addition, if certain corporate events occur in respect of the Company, holders of Convertible Senior Notes may require the Company to repurchase for cash all or part of their Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

In accounting for the Convertible Senior Notes, the Company estimated that the values of the debt and equity components of the notes were approximately 92.8% and 7.2%, respectively. The original issue discount equal to the estimated equity component of 7.2% of the Convertible Senior Notes will initially be recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, the Company will record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 7.9%.

Portfolio Company Developments

In April 2011, two additional portfolio companies, BrightSource Energy, Inc. and Wageworks, Inc., filed their S-1 registration statements to complete their respective IPOs. The pricing range for these two companies is not currently available. In total, as of May 9, 2011, the Company holds investments in five companies in IPO registration. There can be no assurances that these companies will complete their IPOs in a timely manner or at all.

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

As of March 31, 2011, approximately 88.2% of our portfolio loans were at variable rates or variable rates with a floor and 11.8% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However , we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in three-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on March 29, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT III was approximately $13.9 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Interest is payable semi-annually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility requires the payment of a non-use fee of 0.3% annually. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no borrowings outstanding under this facility at March 31, 2011. The facility expires in August 2011.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. The Union Bank Facility requires the payment of a unused fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at March 31, 2011. In February 2011, the maturity date under the credit facility was extended from May 1, 2011 to July 31, 2011, subject to the same terms and conditions.

Because we currently borrow, and plan to borrow in the future, money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest the funds borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income if there is not a corresponding increase in interest income generated by variable rate assets in our investment portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2011. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) concluded that its disclosure controls and procedures were not effective as of as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weakness described below involving investment portfolio holdings.

In light of this material weakness, the Company refined its procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. The status of the remediation efforts, as discussed below, was regularly reviewed with management and the Company’s Audit Committee of the Board of Directors. The Audit Committee was advised of issues encountered and key decisions reached by management relating to the remediation efforts. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, management identified remedial steps that were implemented with respect to a disclosed material weakness. The Company refined its procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. During the three month period ended December 31, 2010, and in connection with the year-end audit process, the Company corrected the valuation process to refine its application of ASC 820. The Company applied a new procedure that assumes a sale of an investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under the new process, the Company has continued to evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date. The Company has completed its evaluation and testing of these additional processes.

As of March 31, 2011, management has evaluated the remedial action, assessed the operating effectiveness of the remediated controls and concluded that it has remediated the material weakness described above.

In connection with the preparation of the Company’s Consolidated Financial Statements for the three-month period ended March 31, 2011, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. In particular, management became aware of matters where existing controls did not operate effectively to detect manual input errors in calculations used, to derive the fair value of some investment portfolio holdings as of the measurement date, thereby impacting reported amounts with respect to investments and net increase (decrease) in unrealized appreciation on investments. This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of March 31, 2011. The Company has corrected the valuation process to refine its application of valuation procedures and believes that the Consolidated Financial Statements included in this Quarterly Report reflect the fair value of its portfolio investments in all material respects.

Remediation Efforts

The Company has designed its remediation efforts, as outlined below, to address the material weakness identified as of March 31, 2011 and to strengthen its internal control over financial reporting. Beginning in the second quarter of 2011 the Company has implemented the following remediation steps to address the material weakness as it relates to manual input errors in calculations used and to improve its internal control over financial reporting:

•	adding additional layers of review to ensure accuracy, existence and completeness of the number of equity security holdings as of the measurement date;

•	adding additional review steps, particularly surrounding any manually input data, in the calculations used to support the fair value of investments as of the measurement date; and

•	seeking to recruit additional experienced professionals to augment and upgrade its financial staff to address issues of timeliness and completeness in financial reporting.

The Company’s consolidated financial statements for the quarter ended March 31, 2011 reflect the debt, equity and warrant portfolio investment holdings’ fair value. In connection with the preparation of the Company’s Consolidated Financial Statements as of and for the three-month period ended March 31, 2011, the Company recorded additional unrealized depreciation on its investments subsequent to the preparation and review of management’s valuation materials. The Company subsequently evaluated and corrected the error in the affected period, March 31, 2011, in accordance with U.S. generally accepted accounting principles. Management believes that the remediation steps above will enhance the internal control procedures in order to effectively remediate such deficiency in the Company’s internal control processes related to such calculations. In addition, the Company conducted additional reviews of the portfolio investment listing and found no differences to balances previously reported.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At March 31, 2011, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we have not adequately addressed the weakness.

As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2010, management identified a material weakness related to our valuation process specifically involving debt investments. We have corrected the valuation process to refine our application of ASC 820 and believe that our audited consolidated financial statements for the year ended December 31, 2010 reflect the fair value of our debt investments in accordance with ASC 820 using the new valuation procedure. During the year ended December 31, 2010, we recognized additional unrealized depreciation of $803,000, which is not material to the 2010 consolidated financial statements. As of March 31, 2011, management has evaluated the remedial action, assessed the operating effectiveness of the remediated controls and concluded that it has remediated the material weakness described above.

In connection with the preparation of our Consolidated Financial Statements for the three-month period ended March 31, 2011, we identified a material weakness in our internal control over financial reporting related to manual input errors in calculations used to derive the fair value of some investment portfolio holdings as of the measurement date, thereby impacting reported amounts with respect to investments and net increase (decrease) in unrealized appreciation on investments. Our consolidated financial statements for the quarter ended March 31, 2011 reflect the fair value of our investments and we have taken remediation steps to enhance the internal control procedures in order to effectively remediate the deficiencies in our internal control processes related to such errors.

If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock and the Convertible Senior Notes could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed. See Item 4—Controls and Procedures.

We have and may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

Under a revenue procedure issued by the Internal Revenue Service, RICs are permitted to treat certain distributions made with respect to tax years ending prior to January 1, 2012, and payable in up to 90% in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes. In situations where this revenue procedure is not applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (instead of the 10% cash standard of the revenue procedure) if certain requirements are satisfied. We previously determined to pay 90% of our first quarter 2009 dividend in shares of newly issued common stock, and we may in the future determine to distribute taxable dividends that are payable in part in our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock.

We are dependent upon key management personnel for their time availability and our future success, particularly Manuel A. Henriquez, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

We depend upon the members of our senior management, particularly Mr. Henriquez, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These employees have critical industry experience and relationships on which we rely to implement our business plan. If we lose the services of Mr. Henriquez, or of any other senior management members, we may not be able to operate the business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Furthermore, we do not have an employment agreement with Mr. Henriquez and our senior management is not restricted from creating new investment vehicles subject to compliance with applicable law. We believe our future success will depend, in part, on our ability to identify, attract and retain sufficient numbers of highly skilled employees. If we do not succeed in identifying, attracting and retaining such personnel, we may not be able to operate our business as we expect.

Because we intend to distribute substantially all of our income to our stockholders in order to qualify as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our ordinary income and realized net capital gains except for certain realized net long-term capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their net asset values. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we generally will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline. In addition, our results of operations and financial condition could be adversely affected.

Because we borrow money, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. Our secured credit facilities with Wells Fargo Capital Finance LLC and Union Bank, N.A. and our Convertible Senior Notes contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of March 31, 2011, there were no amounts outstanding under our secured facilities with Wells Fargo and Union Bank and $163.75 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries.

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

As a business development company, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of March 31, 2011 our asset coverage for senior indebtedness was 350.8% since we exclude SBA leverage from this ratio and we had no other borrowings outstanding.

There is a risk that you may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results, or our business may not perform in a manner that will allow us to make a specified level of distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Also, our credit facilities limit our ability to declare dividends if we default under certain provisions.

Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the net asset value of our common stock may decline.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause our net asset value of our common stock to decline.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

On August 25, 2008, we, through a special purpose wholly-owned subsidiary, entered into a two-year revolving senior secured credit facility with an optional one-year extension with initial commitments of $50 million at closing with Wells Fargo Capital Finance (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the lending syndicate. As of March 31, 2011, we had zero outstanding borrowings under the Wells Facility.

During March 2011, we received a commitment to renew the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance and RBC have made commitments of $75.0 million and $25.0 million, respectively. Borrowings under the facility are expected to be at an interest rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The facility will be secured by loans in the borrowing base. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and RBC and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the new credit facility. This new arrangement will replace the existing $300 million Wells Facility under which Wells Fargo Capital Finance had committed $50 million in capital and is subject to customary closing conditions and completion of legal documentation. We expect the covenants and events of default to be consistent with our existing Wells Facility. No assurance can be given that Wells Fargo Capital Finance, RBC and the Company will execute definitive documentation, that the definitive documentation will reflect the terms described herein or that the facility will be entered into at all.

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At December 31, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, we extended the termination date of this facility from May 1, 2011 to July 31, 2011.

The current lenders under the Wells Facility and the Union Bank Facility have, and any future lender or lenders will have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. In addition, we may grant a security interest in our assets in connection with any such borrowing. These facilities contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, such facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially, the business our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

In addition to regulatory restrictions that restrict our ability to raise capital, the Wells Facility, the Union Bank Facility and the Convertible Senior Notes contain various covenants which, if not complied with, could accelerate repayment under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreements governing the Wells Facility and the Union Bank Facility and the Convertible Senior Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under the Wells Facility and the Union Bank facility or the trustee or holders under the Convertible Senior Notes, could accelerate repayment under the facilities or the Convertible Senior Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

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

As of March 31, 2011, we did not have any outstanding borrowings under either of our secured credit facilities with Wells Fargo or Union Bank and $163.75 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Available borrowing capacity under these facilities as of March 31, 2011 was $106.25 million and subject to terms, conditions and approvals of the SBA.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of March 31, 2011, HT II had the potential to borrow up to $150.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $75.0 million in HT II as of March 31, 2011, HT II has the capacity to issue a total of $150.0 million of SBA guaranteed debentures, subject to SBA approval, of which $125.0 million is outstanding as of March 31, 2011.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of March 31, 2011, HT III had the potential to borrow up to $75.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of March 31, 2011, HT III has the capacity to issue a total of $75.0 million of SBA guaranteed debentures, subject to SBA approval, of which $38.75 million was outstanding as of March 31, 2011.

As of March 31, 2011, there was $163.75 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Access to the remaining leverage is subject to SBA approval and compliance with SBA regulations.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

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

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could adversely affect our ability to service our outstanding borrowings.

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may not receive the expected return on our investment or lose some or all of the money invested in these companies. Also, privately-held companies frequently have less diverse product lines and a smaller market presence than do larger competitors. Privately-held companies are, thus, generally more vulnerable to economic downturns and may experience more substantial variations in operating results than do larger competitors. These factors could affect our investment returns and our results of operations and financial condition.

In addition, our success depends, in large part, upon the abilities of the key management personnel of our portfolio companies, who are responsible for the day-to-day operations of our portfolio companies. Competition for qualified personnel is intense at any stage of a company’s development, and high turnover of personnel is common in technology-related companies. The loss of one or more key managers can hinder or delay a company’s implementation of its business plan and harm its financial condition. Our portfolio companies may not be able to attract and retain qualified managers and personnel. Any inability to do so may negatively impact our investment returns and our results of operations and financial condition.

Any unrealized depreciation that we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could adversely affect our ability to service our outstanding borrowings.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors in accordance with procedures approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could adversely affect our ability to service our outstanding borrowings.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of our receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

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

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our common stock at a price below our net asset value during the quarter ended March 31, 2011.

We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. If we receive such approval from the stockholders, we may again issue shares of our common stock at a price below the then current net asset value per share of common stock. Any such issuance could materially dilute your interest in our common stock and reduce our net asset value per share.

We may again obtain the approval of our stockholders to issue shares of our common stock at prices below the then current net asset value per share of our common stock. Such approval has allowed and may again allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to business development companies under the 1940 Act. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock is subject to the determination by our board of directors that such issuance and sale is in our and our stockholders’ best interests.

Any sale or other issuance of shares of our common stock at a price below net asset value per share has resulted and will continue to result in an immediate dilution to your interest in our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Because the number of future shares of common stock that may be issued below our net asset value per share and the price and timing of such issuances are not currently known, we cannot predict the actual dilutive effect of any such issuance. We also cannot determine the resulting reduction in our net asset value per share of any such issuance at this time. We caution you that such effects may be material, and we undertake to describe all the material risks and dilutive effects of any offering that we make at a price below our then current net asset value in the future in a prospectus supplement issued in connection with any such offering. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our NAV. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2011 that represent greater than 5% of net assets:

	March 31, 2011
(in thousands)	Fair Value	Percentage of Net Assets
Aveo Pharmaceuticals, Inc.	$28,614	7.1%
Unify Corporation	25,864	6.4%
Pacira Pharmaceuticals	25,481	6.3%
Brightsource Energy, Inc.	24,897	6.2%
Anthera Pharmaceuticals	24,824	6.2%
Tectura Corporation	24,232	6.0%

Aveo Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to the discovery and development of new, targeted cancer therapeutics.

Unify Corporation is a global provider of application development, data management and migration solutions.

Pacira Pharmaceuticals is an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of new pharmaceutical products.

Anthera Pharmaceuticals, Inc. is a biopharmaceutical company focused on developing and commercializing products to treat serious diseases, including cardiovascular and autoimmune diseases.

Brightsource Energy, Inc. designs, develops and sells solar thermal power systems that deliver reliable, clean energy to utilities and industrial companies.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 10, 2011	/s/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 10, 2011	/s/ DAVID M. LUND
David M. Lund
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002