Form 10-Q
period 2011-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2011-08-05
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

On August 4, 2011, there were 43,856,062 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2011 (unaudited)	December 31, 2010
Assets
Investments:
Non-Control/Non-Affiliate investments (cost of $470,301 and $445,782, respectively)	$472,103	$428,782
Affiliate investments (cost of $3,236 and $2,880, respectively)	53	3,069
Control investments (cost of $11,678 and $31,743, respectively)	3,037	40,181

Total investments, at value (cost of $485,215 and $480,405, respectively)	475,193	472,032
Cash and cash equivalents	198,245	107,014
Interest receivable	4,153	4,520
Other assets	13,662	7,681

Total assets	691,253	591,247

Liabilities
Accounts payable and accrued liabilities	8,790	8,716
Long-term SBA Debentures	188,750	170,000
Long-term liabilities (Convertible Senior Notes)	69,812	—

Total liabilities	267,352	178,716
Net assets consist of:
Common stock, par value	$43	$43
Capital in excess of par value	484,982	477,549
Unrealized depreciation on investments	(10,092)	(8,038)
Accumulated realized losses on investments	(46,004)	(51,033)
Distributions in excess of investment income	(5,028)	(5,990)

Total net assets	$423,901	$412,531

Total liabilities and net assets	$691,253	$591,247

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	43,850	43,444
Net asset value per share	$9.67	$9.50

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$1,192
		Preferred Stock Warrants		35	233
		Preferred Stock Warrants		39	120
		Preferred Stock		1,341	2,794

Total Acceleron Pharmaceuticals, Inc.				1,484	4,339

Anthera Pharmaceuticals Inc.	Drug Discovery	Senior Debt Matures September 2014 Interest rate Prime + 7.3% or Floor rate of 10.55%	$25,000	24,031	24,031
		Common Stock Warrants		541	847
Total Anthera Pharmaceuticals Inc.		Common Stock Warrants		444	692

				25,016	25,570

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	26,370	27,028
		Preferred Stock Warrants		190	1,218
		Preferred Stock Warrants		104	292
		Preferred Stock Warrants		24	99
		Preferred Stock Warrants		288	1,188
		Preferred Stock Warrants		236	972

Total Aveo Pharmaceuticals, Inc.				27,212	30,797

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures January 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%	$7,000	7,077	7,077
		Preferred Stock Warrants		206	136
		Preferred Stock Warrants		31	34
		Preferred Stock Warrants		26	21
		Preferred Stock		503	503

Total Dicerna Pharmaceuticals, Inc.				7,843	7,771

EpiCept Corporation	Drug Discovery	Common Stock Warrants		4	31
		Common Stock Warrants		40	2

Total EpiCept Corporation				44	33

Horizon Therapeutics, Inc.	Drug Discovery	Preferred Stock Warrants		231	10

Total Horizon Therapeutics, Inc.				231	10

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	1,116
		Preferred Stock		2,000	3,826

Total Merrimack Pharmaceuticals, Inc.				2,155	4,942

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	230
		Preferred Stock		1,000	1,060

Total Paratek Pharmaceuticals, Inc.				1,137	1,290

PolyMedix, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$8,430	8,159	8,327
		Preferred Stock Warrants		480	129

Total PolyMedix, Inc.				8,639	8,456

Portola Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		152	670

Total Portola Pharmaceuticals, Inc.				152	670

Total Drug Discovery (19.79%)				75,413	83,878

Affinity Videonet, Inc	Communications & Networking	Preferred Stock Warrants		102	141

Total Affinity Videonet, Inc.				102	141

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
E-band Communications, Corp.(6)	Communications & Networking	Convertible Senior Debt Matures May 2013 Interest rate Prime + 8.12% or Floor rate of 11.37%	$356	$356	$53

		Preferred Stock		2,880	—

Total E-Band Communications, Corp.				3,236	53

IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				117	—

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.12% or Floor rate of 11.37%	$7,524	7,353	7,483
		Preferred Stock Warrants		102	137

Total Intelepeer, Inc.				7,455	7,620

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	36
		Preferred Stock		250	228

Total Neonova Holding Company				344	264

Opsource, Inc.	Communications & Networking
		Preferred Stock Warrants		223	—

Total Opsource, Inc.				223	—

Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%	$4,369	4,108	4,239
		Preferred Stock Warrants		121	—

Total Pac-West Telecomm, Inc.				4,229	4,239

PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$2,359	2,356	2,356
		Preferred Stock Warrants		61	20

Total PeerApp, Inc.				2,417	2,376

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	120
		Preferred Stock		1,000	1,280

Total Peerless Network, Inc.				1,095	1,400

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	5

Total Ping Identity Corporation				52	5

PointOne, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$8,000	7,765	7,765

	Communications & Networking	Common Stock Warrants		131	138

Total PointOne, Inc.				7,896	7,903

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		$123	$145

Total Purcell Systems, Inc.				123	145

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	—

Total Seven Networks, Inc.				174	—

Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,464	3,389	3,424
		Preferred Stock Warrants		53	52
		Preferred Stock Warrants		65	45
		Preferred Stock		500	377

Total Stoke, Inc.				4,007	3,898

Tectura Corporation	Communications & Networking	Senior Debt Matures December 2012 Interest rate 11%	$5,625	5,813	5,813
		Revolving Line of Credit Matures July 2011 Interest rate 11%	$17,477	18,467	18,467
		Preferred Stock Warrants		50	99

Total Tectura Corporation				24,330	24,379

Total Communications & Networking (12.37%)				55,800	52,423

Atrenta, Inc.	Software	Preferred Stock Warrants		102	60
		Preferred Stock Warrants		34	20
		Preferred Stock Warrants		95	18
		Preferred Stock		250	169

Total Atrenta, Inc.				481	267

Blurb, Inc.	Software	Preferred Stock Warrants		25	476
		Preferred Stock Warrants		299	329

Total Blurb, Inc.				324	805

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		188	—

Total Braxton Technologies, LLC.				188	—

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	288

Total Bullhorn, Inc.				43	288

Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$1,000	956	956
		Preferred Stock Warrants		108	100

Total Central Desktop, Inc.				1,064	1,056

Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$5,115	4,982	5,096
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 5.00% or Floor rate of 12.00%	$2,000	2,002	2,002
		Preferred Stock Warrants		177	518
		Preferred Stock Warrants		152	469

Total Clickfox, Inc.				7,313	8,085

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	98

Total Forescout Technologies, Inc.				99	98

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
GameLogic, Inc.	Software	Preferred Stock Warrants		$92	$—

Total GameLogic, Inc.				92	—

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 9.25% or Floor rate of 12.50%	$17,500	17,624	17,624

Total HighJump Acquisition, LLC.				17,624	17,624

HighRoads, Inc.	Software	Preferred Stock Warrants		44	77

Total HighRoads, Inc.				44	77

Kxen, Inc.	Software	Preferred Stock Warrants		24	24

Total Kxen, Inc.				24	24

RichRelevance, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 6.50%	$5,000	4,834	4,834
		Preferred Stock Warrants		99	98

Total RichRelevance, Inc.				4,933	4,932

Rockyou, Inc.	Software	Preferred Stock Warrants		117	21

Total Rockyou, Inc.				117	21

Sportvision, Inc.	Software	Preferred Stock Warrants		39	—

Total Sportvision, Inc.				39	—

Unify Corporation	Software	Preferred Stock Warrants		1,434	258

Total Unify Corporation				1,434	258

White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Libor + 7.00% or Floor rate of 10.25%	$1,000	959	959

	Software	Preferred Stock Warrants		54	51

Total White Sky, Inc.				1,013	1,010

WildTangent, Inc.	Software	Preferred Stock Warrants		238	10

Total WildTangent, Inc.				238	10

Total Software (8.15%)				35,070	34,555

Luminus Devices, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				601	—

Maxvision Holding, LLC.(7)	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 8.25% or Floor rate of 11.50%	$4,412	4,132	1,745
		Senior Debt Matures April 2012 Interest rate Prime + 6.25% or Floor rate of 9.50%	$2,705	2,956	282
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 6.25% or Floor rate of 9.50%	$931	1,010	1,010
		Common Stock		3,580	—

Total Maxvision Holding, LLC				11,678	3,037

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		$63	$97

Total Shocking Technologies, Inc.				63	97

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		130	—
		Preferred Stock		768	348

Total Spatial Photonics Inc.				898	348

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	396
		Preferred Stock Warrants		46	101

Total VeriWave, Inc.				100	497

Total Electronics & Computer Hardware (.94%)*				13,340	3,979

Aegerion Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures September 2014 Interest rate Prime + 5.65% or Floor rate of 10.40%	$10,000	10,057	10,057
		Preferred Stock Warrants		69	1,042
		Common Stock		1,092	2,269

Total Aegerion Pharmaceuticals, Inc.				11,218	13,368

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$11,601	11,345	11,273
		Preferred Stock Warrants		309	298

Total Althea Technologies, Inc.				11,654	11,571

Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$9,422	9,477	9,671
		Preferred Stock Warrants		490	387

Total Chroma Therapeutics, Ltd.				9,967	10,058

Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures May 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	11,204	10,833
		Senior Debt Matures May 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	14,127	14,315
		Preferred Stock Warrants		1,086	870

Total Pacira Pharmaceuticals, Inc.				26,417	26,018

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Convertible Senior Debt Matures March 2012	$1,888	1,888	1,888
		Preferred Stock Warrants		220	4
		Preferred Stock Warrants		307	4
		Preferred Stock		751	254

Total Quatrx Pharmaceuticals Company				3,166	2,150

Total Specialty Pharmaceuticals (14.90%)*				62,422	63,165

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	115

Total Annie’s, Inc.				321	115

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock Warrants		$275	$—
		Common Stock		500	—

Total IPA Holding, LLC				775	—
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	126
		Preferred Stock		500	492

Total Market Force Information, Inc.				524	618

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	2,525
		Preferred Stock		250	391

Total Wageworks, Inc.				502	2,916

Total Consumer & Business Products (0.86%)*				2,122	3,649

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	—

Total Enpirion, Inc.				157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	8
		Preferred Stock Warrants		51	52
		Preferred Stock Warrants		73	62
		Preferred Stock Warrants		458	314
		Preferred Stock		490	951

Total iWatt, Inc.				1,118	1,387

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,061
		Preferred Stock		277	700

Total NEXX Systems, Inc.				574	1,761
Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

Solarflare Communications, Inc.	Semiconductors	Preferred Stock Warrants		83	—
		Common Stock		642	—

Total Solarflare Communications, Inc.				725	—

Total Semiconductors (0.74%)*				2,627	3,148

AcelRX Pharmaceuticals, Inc.	Drug Delivery	Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 6.50%	$5,000	4,863	4,863
		Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 6.50%	$5,000	4,863	4,863
		Preferred Stock Warrants		179	183
		Preferred Stock Warrants		179	183

Total AcelRX Pharmaceuticals, Inc.				10,084	10,092

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$13,005	12,811	13,051
		Preferred Stock Warrants		645	279

Total Alexza Pharmaceuticals, Inc.				13,456	13,330

BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$5,000	4,587	4,587
		Preferred Stock Warrants		52	71
		Preferred Stock Warrants		50	72
		Preferred Stock Warrants		187	295

Total BIND Biosciences, Inc.				4,876	5,025

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Labopharm USA, Inc.(5)	Drug Delivery	Senior Debt Matures December 2012 Interest rate 10.95%	$15,414	$15,456	$15,456
		Common Stock Warrants		635	—

Total Labopharm USA, Inc.				16,091	15,456

Merrion Pharmaceuticals, Inc.(5)	Drug Delivery	Senior Debt Matures January 2015 Interest rate Prime + 9.20% or Floor rate of 12.45%	$5,000	4,706	4,706
		Common Stock Warrants		214	165

Total Merrion Pharmaceuticals, Inc.				4,920	4,871

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	120
		Common Stock Warrants		51	180
		Common Stock		500	455

Total Transcept Pharmaceuticals, Inc.				587	755

Total Drug Delivery (11.68%)*				50,014	49,529

BARRX Medical, Inc.		Senior Debt Mature December 2011 Interest rate 11.00%	$1,499	2,009	2,009
		Preferred Stock Warrants		76	58
		Preferred Stock		1,500	1,571

Total BARRX Medical, Inc.				3,585	3,638

EKOS Corporation	Therapeutic	Preferred Stock Warrants		175	—
		Preferred Stock Warrants		152	—

Total EKOS Corporation				327	—

Gelesis, Inc.(8)	Therapeutic	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,771	2,813	—

Total Gelesis, Inc.				2,813	—

Gynesonics, Inc.	Therapeutic	Senior Debt Mature October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$6,339	6,219	6,157
		Preferred Stock Warrants		228	244
		Preferred Stock		533	450

Total Gynesonics, Inc.				6,980	6,851

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	181

Total Light Science Oncology, Inc.				99	181

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	1
		Preferred Stock		1,000	988

Total Novasys Medical, Inc.				1,125	989

Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$5,970	5,883	5,442
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%	$5,900	6,142	6,260

Total Pacific Child & Family Associates, LLC				12,025	11,702

Total Therapeutic (5.51%)*				26,954	23,361

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		$147	$—
		Preferred Stock		178	122

Total Cozi Group, Inc.				325	122

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	—
		Preferred Stock Warrants		26	—

Total Invoke Solutions, Inc.				82	—

InXpo, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2014 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,075	2,013	2,013
		Preferred Stock Warrants		97	87

Total InXpo, Inc.				2,110	2,100

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	125

Total Prism Education Group, Inc.				43	125

RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		13	—
		Preferred Stock Warrants		28	—
		Preferred Stock Warrants		1,183	—
		Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				2,224	—

Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.87% or Floor rate of 10.12%	$13,000	12,846	12,846
		Preferred Stock Warrants		320	427

Total Reply! Inc.				13,166	13,273

ScriptSave (Medical Security Card Company, LLC)	Internet Consumer & Business Services	Senior Debt Matures February 2016 Interest rate Prime + 8.75% or Floor rate of 11.25%	$20,500	20,094	20,094

Total ScriptSave				20,094	20,094

Total Internet Consumer & Business Services (8.43%)				38,044	35,714

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	—
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				154	—

Total Energy (0.00%)*				154	—

Box.net, Inc.	Information Services	Senior Debt Matures September 2011 Interest rate Prime + 0.50% or Floor rate of 3.75%	$44	63	63
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,590	1,583	1,583
		Preferred Stock Warrants		73	1,949
		Preferred Stock Warrants		117	1,308
		Preferred Stock		500	3,066
		Preferred Stock		500	1,242

Total Box.net, Inc.				2,836	9,211

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants		$9	$—
		Preferred Stock		250	61

Total Buzznet, Inc.				259	61

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213	3
		Preferred Stock		250	461

Total hi5 Networks, Inc.				463	464

Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	158

Total Jab Wireless, Inc.				265	158

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	91

Total Solutionary, Inc.				346	91

Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants		230	88

Total Intelligent Beauty, Inc.				230	88

Good Technologies, Inc.	Information Services	Common Stock		603	110

Total Good Technologies, Inc.				603	110

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	252
		Preferred Stock		500	651

Total Zeta Interactive Corporation				672	903

Total Information Services (2.82%)				6,561	11,966

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,416	816

Total Novadaq Technologies, Inc.				1,416	816

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures December 2013 Interest rate 10.25%	$10,750	10,679	10,584
		Preferred Stock Warrants		1,069	614
		Preferred Stock		3,655	2,072

Total Optiscan Biomedical, Corp.				15,403	13,270

Total Diagnostic (3.32%)*				16,819	14,086

Kamada, LTD.(5)	Biotechnology Tools	Common Stock		427	546

Total Kamada, LTD.				427	546

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,172	3,107	3,158
		Common Stock Warrants		192	165
		Common Stock Warrants		5	5

Total Labcyte, Inc.				3,304	3,328

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	243
		Preferred Stock Warrants		33	18
		Preferred Stock		500	570

Total NuGEN Technologies, Inc.				578	831

Total Biotechnology Tools (1.11%)*				4,309	4,705

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		$37	$—
		Preferred Stock		250	—

Total Crux Biomedical, Inc.				287	—

Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	9,070	4,687
		Preferred Stock Warrants		225	—
		Preferred Stock		1,100	—

Total Transmedics, Inc.				10,395	4,687

Total Surgical Devices (1.11%)*				10,682	4,687

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		482	487

Total Glam Media, Inc.				482	487

Everyday Health, Inc. (Waterfront Media, Inc.)	Media/Content/Info	Preferred Stock Warrants		60	633
		Preferred Stock		1,000	1,310

Total Everyday Health, Inc.				1,060	1,943

Women’s Marketing, Inc.	Media/Content/Info	Senior Debt Matures November 2015 Interest rate Libor + 9.50% or Floor rate of 9.77%	$10,000	9,775	9,775
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 7.77%	$9,875	9,627	9,627
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 7.77%	$10,125	9,871	9,871

Total Women’s Marketing, Inc.				29,273	29,273

Total Media/Content/Info (7.48%)*				30,815	31,703

BrightSource Energy, Inc. (4)	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$11,250	11,231	11,231
		Senior Debt Matures June 2012 Interest rate Prime + 9.55% or Floor rate of 12.80%	$13,750	13,455	13,455
		Preferred Stock Warrants		676	562

Total BrightSource Energy, Inc.				25,362	25,248

Calera, Inc.	Clean Tech	Preferred Stock Warrants		513	898

Total Calera, Inc.				513	898

EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.1% or Floor rate of 9.35%	$5,898	5,648	5,647
		Preferred Stock Warrants		154	570
		Common Stock Warrants		154	256

Total EcoMotors, Inc.				5,956	6,473

Enphase Energy, Inc.	Clean Tech	Senior Debt Matures June 2014 Interest rate Prime + 7.7% or Floor rate of 9.0%	$3,635	3,525	3,525
		Preferred Stock Warrants		102	93

Total Enphase Energy, Inc.				3,627	3,618

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
GreatPoint Energy, Inc.	Clean Tech	Senior Debt Matures October 2013 Interest rate Prime + 8.2% or Floor rate of 11.45%	$5,000	$4,613	$4,613
		Preferred Stock Warrants		548	448

Total GreatPoint Energy, Inc.				5,161	5,061

Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate 11.0%	$1,733	1,675	1,641
		Preferred Stock Warrants		210	54

Total Propel Biofuels, Inc.				1,885	1,695

Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$1,153	1,175	1,209
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$9,972	9,635	9,934
		Preferred Stock Warrants		335	236
		Preferred Stock Warrants		258	181

Total Solexel, Inc.				11,403	11,560

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		89	50
		Preferred Stock Warrants		73	42

Total Trilliant, Inc.				162	92

Total Clean Tech (12.89%)*				54,069	54,645

Total Investments				485,215	475,193

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $28,071, $39,764 and $11,693 respectively. The tax cost of investments is $486,360.
(3)	Except for warrants in twelve publicly traded companies and common stock in four publicly traded companies, all investments are restricted at June 30, 2011. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at June 30, 2011, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$1,666	$2,033	$2,033
		Preferred Stock Warrants		152	506

Total Portola Pharmaceuticals, Inc.				2,185	2,539

Total Drug Discovery (12.79%)*				51,215	52,777

Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants		102	180

Total Affinity Videonet, Inc.				102	180

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock		2,880	3,069

Total E-Band Communications, Corp.				2,880	3,069

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$1,654	1,953	1,953
		Preferred Stock Warrants		45
		Preferred Stock Warrants		72

Total IKANO Communications, Inc.				2,070	1,953

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.125%	$7,624	7,468	7,459
		Preferred Stock Warrants		102	111

Total Intelepeer, Inc.				7,570	7,570

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	12
		Preferred Stock		250	140

Total Neonova Holding Company				344	152

Opsource, Inc.(4)	Communications & Networking	Senior Debt Matures June 2013 Interest rate Prime + 7.75% or Floor rate of 11.00%	$5,000	4,888	4,888
		Senior Debt Matures October 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$2,000	1,944	1,905
		Revolving Line of Credit Matures June 2011 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,500	1,458	1,458
		Preferred Stock Warrants		223	105

Total Opsource, Inc.				8,513	8,356

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock Warrants		$102	$46
		Preferred Stock Warrants		34	15
		Preferred Stock Warrants		95	22
		Preferred Stock		250	143

Total Atrenta, Inc.				481	226

Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$1,162	1,392	1,392
		Preferred Stock Warrants		25	349
		Preferred Stock Warrants		299	228

Total Blurb, Inc.				1,716	1,969

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		188

Total Braxton Technologies, LLC.				188

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	234

Total Bullhorn, Inc.				43	234

Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$6,000	5,801	5,801
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 5.00% or Floor rate of 12.00%	$2,000	1,997	1,996
		Preferred Stock Warrants		177	643
		Preferred Stock Warrants		152	643

Total Clickfox, Inc.				8,127	9,083

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	14

Total Forescout Technologies, Inc.				99	14

GameLogic, Inc.	Software	Preferred Stock Warrants		92

Total GameLogic, Inc.				92

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 9.25% or Floor rate of 12.50%	$17,500	17,386	17,386

Total HighJump Acquisition, LLC.				17,386	17,386

HighRoads, Inc.	Software	Preferred Stock Warrants		44	65

Total HighRoads, Inc.				44	65

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Infologix, Inc.(7)	Software	Senior Debt Matures November 2013 Interest rate 18.00%	$5,500	$5,162	$5,162
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%		1,111	1,127
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%	$12,317	12,317	12,317
		Senior Debt Matures December 2010 Interest rate 18.00%	$2,178	2,178	2,178
		Senior Debt Matures April 2013 Interest rate 8.00%	$1,350	1,350	1,350
		Senior Debt Matures September 2011 Interest rate 10.00%	$500	509	509
		Preferred Stock Warrants		725	1,394
		Common Stock		5,000	9,620
		Common Stock		36	69
		Common Stock		3,355	6,455

Total Infologix, Inc.				31,743	40,181

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	17

Total PSS Systems, Inc.				51	17

Rockyou, Inc.	Software	Preferred Stock Warrants		117	186

Total Rockyou, Inc.				117	186

Sportvision, Inc.	Software	Preferred Stock Warrants		39

Total Sportvision, Inc.				39

Unify Corporation	Software	Senior Debt Matures June 2015 Interest rate Libor + 8.50% or Floor rate of 10.50%	$24,000	22,248	22,968
		Revolving Line of Credit Matures June 2015 Interest rate Libor + 7.50% or Floor rate of 9.50%	$3,750	3,731	3,476
		Preferred Stock Warrants		1,434	693

Total Unify Corporation				27,413	27,137

WildTangent, Inc.	Software	Preferred Stock Warrants		238	10

Total WildTangent, Inc.				238	10

Total Software (23.39%)*				87,777	96,508

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 11.875%	$540	540	540
		Preferred Stock Warrants		183
		Preferred Stock Warrants		84
		Preferred Stock Warrants		334

Total Luminus Devices, Inc.				1,141	540

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 7.25% or Floor rate of 10.75%	$5,000	$5,377	$377
		Senior Debt Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,409	3,382	3,382
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,100	3,163	3,163
		Common Stock		81

Total Maxvision Holding, LLC.				12,003	6,922

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	90

Total Shocking Technologies, Inc.				63	90

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		129	—
		Preferred Stock		767	267

Total Spatial Photonics, Inc.				896	267

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54
		Preferred Stock Warrants		46

Total VeriWave, Inc.				100

Total Electronics & Computer Hardware (1.90%)*				14,203	7,819

Aegerion Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		69	761
		Preferred Stock		1,475	2,206

Total Aegerion Pharmaceuticals, Inc.				1,544	2,967

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$12,000	11,661	11,661
		Preferred Stock Warrants		309	276

Total Althea Technologies, Inc.				11,970	11,937

Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$10,000	9,797	10,021
		Preferred Stock Warrants		490	632

Total Chroma Therapeutics, Ltd.				10,287	10,653

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Pacira Pharmaceuticals, Inc.(4)	Specialty Pharmaceuticals	Senior Debt Matures May 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	$11,105	$11,105
		Senior Debt Matures May 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	13,749	13,749
		Preferred Stock Warrants		1,086	1,255

Total Pacira Pharmaceuticals, Inc.				25,940	26,109

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$9,306	9,474	9,474
		Convertible Senior Debt Interest Rate of 8.0% Matures March 2012	$1,888	1,888	2,467
		Preferred Stock Warrants		220
		Preferred Stock Warrants		307
		Preferred Stock		751

Total QuatRx Pharmaceuticals Company				12,640	11,941

Total Specialty Pharmaceuticals (15.42%)*				62,381	63,607

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	75

Total Annie’s, Inc.				321	75

IPA Holdings, LLC.(4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 6.75% or Floor rate of 11.0%	$8,250	8,505	8,160
		Senior Debt Matures May 2013 Interest rate Prime + 9.75% or Floor rate of 14.0%	$6,500	7,019	6,995
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 6.25% or Floor rate of 10.50%	$856	761	761
		Preferred Stock Warrants		275
		Common Stock		500

Total IPA Holdings, LLC.				17,060	15,916

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	60
		Preferred Stock		500	439

Total Market Force Information, Inc.				524	499

Trading Machines, Inc.(8)	Consumer & Business Products	Senior Debt Matures January 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%	$9,812	8,644	4,000
		Preferred Stock Warrants		878
		Preferred Stock		50

Total Trading Machines, Inc.				9,572	4,000

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Velocity Technology Solutions, Inc.	Consumer & Business Products	Senior Debt Matures February 2015 Interest rate LIBOR + 8% or Floor rate of 11.00%	$15,417	$15,072	$14,574
		Senior Debt Matures February 2015 Interest rate LIBOR + 10% or Floor rate of 13.00%	$8,333	8,317	8,526

Total Velocity Technology Solutions, Inc.				23,389	23,100

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		253	1,443
		Preferred Stock		250	283
Total Wageworks, Inc.				503	1,726

Total Consumer & Business Products (10.98%)*				51,369	45,316

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	1

Total Enpirion, Inc.				157	1

iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	1
		Preferred Stock Warrants		51	33
		Preferred Stock Warrants		73	44
		Preferred Stock Warrants		458	391
		Preferred Stock		490	940

Total iWatt, Inc.				1,118	1,409

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,113
		Preferred Stock		277	704

Total NEXX Systems, Inc.				574	1,817

Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53
Total Quartics, Inc.				53

Solarflare Communications, Inc.	Semiconductors	Preferred Stock Warrants		83
		Common Stock		642

Total Solarflare Communications, Inc.				725

Total Semiconductors (0.78%)*				2,627	3,227

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$15,000	14,526	14,472
		Preferred Stock Warrants		645	193

Total Alexza Pharmaceuticals, Inc.				15,171	14,665

Labopharm USA, Inc.(5)	Drug Delivery	Senior Debt Matures December 2012 Interest rate 10.95%	$20,000	19,872	19,872
		Common Stock Warrants		635	329

Total Labopharm USA, Inc.				20,507	20,201

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		$36	$60
		Common Stock Warrants		51	16
		Common Stock		500	308

Total Transcept Pharmaceuticals, Inc.				587	384

Total Drug Delivery (8.54%)*				36,265	35,250

BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$2,901	3,350	3,350
		Preferred Stock Warrants		76	70
		Preferred Stock		1,500	1,890

Total BARRX Medical, Inc.				4,926	5,310

EKOS Corporation	Therapeutic	Preferred Stock Warrants		174
		Preferred Stock Warrants		153

Total EKOS Corporation				327

Gelesis, Inc.(8)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,771	2,800	45

Total Gelesis, Inc.				2,800	45

Gynesonics, Inc.	Therapeutic	Senior Debt Mature October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$6,500	6,277	6,277
		Preferred Stock Warrants		228	221
		Preferred Stock		532	456

Total Gynesonics, Inc.				7,037	6,954

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	1
		Preferred Stock Warrants		54	7
		Preferred Stock		1,000	1,159

Total Novasys Medical, Inc.				1,125	1,167

Pacific Child & Family Associates, LLC.	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$6,539	6,392	5,802
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%	$5,900	5,996	5,996

Total Pacific Child & Family Associates, LLC.				12,388	11,798

Total Therapeutic (6.13%)*				28,702	25,300

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		$147	$—
		Preferred Stock		177	292

Total Cozi Group, Inc.				324	292

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	74
		Preferred Stock Warrants		26	18

Total Invoke Solutions, Inc.				82	92

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	50

Total Prism Education Group, Inc.				43	50

RazorGator Interactive Group, Inc.(4)	Internet Consumer & Business Services	Revolving Line of Credit Matures October 2011 Interest rate Prime + 9.50% or Floor rate of 14.00%	$2,108	1,855	1,855
		Preferred Stock Warrants		13
		Preferred Stock Warrants		28
		Preferred Stock Warrants		1,183
		Preferred Stock		1,000

Total RazorGator Interactive Group, Inc.				4,079	1,855

Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2013 Interest rate Prime + 6.5% or Floor rate of 9.75%	$5,000	4,646	4,646
		Preferred Stock Warrants		320	320

Total Reply! Inc.				4,966	4,966

Total Internet Consumer & Business Services (1.76%)*				9,494	7,255

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	3
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	3

Total Energy (0.00%)*				155	3

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50% or Floor rate of 7.50%	$213	270	270
		Senior Debt Matures September 2011 Interest rate Prime + 0.50% or Floor rate of 6.50%	$127	139	139
		Preferred Stock Warrants		73	184
		Preferred Stock Warrants		117	117
		Preferred Stock		500	500

Total Box.net, Inc.				1,099	1,210

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants		$9	$—
		Preferred Stock		250	37

Total Buzznet, Inc.				259	37

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213
		Preferred Stock		250	247

Total hi5 Networks, Inc.				463	247
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	122

Total Jab Wireless, Inc.				265	122

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94
		Preferred Stock Warrants		2
		Preferred Stock		250	50

Total Solutionary, Inc.				346	50

Intelligent Beauty, Inc.	Information Services	Senior Debt Matures March 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$5,812	5,563	5,557
		Senior Debt Matures October 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$2,000	1,942	1,942
		Preferred Stock Warrants		230	230

Total Intelligent Beauty, Inc.				7,735	7,729

Good Technologies, Inc.	Information Services	Common Stock		603	150

Total Good Technologies, Inc.				603	150

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	57
		Preferred Stock		500	375

Total Zeta Interactive Corporation				672	432

Total Information Services (2.63%)*				12,329	10,857

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,415	675

Total Novadaq Technologies, Inc.				1,415	675

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Optiscan Biomedical Corp.	Diagnostic	Senior Debt Matures December 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$10,750	$10,392	$10,392
		Preferred Stock Warrants		1,069	637
		Preferred Stock		3,656	3,207

Total Optiscan Biomedical Corp.				15,117	14,236

Total Diagnostic (3.61%)*				16,532	14,911

Kamada, LTD.(5)	Biotechnology Tools	Preferred Stock Warrants		159	164
		Common Stock		752	1,754

Total Kamada, LTD.				911	1,918

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,885	3,761	3,821
		Common Stock Warrants		192

Total Labcyte, Inc.				3,953	3,821

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	44
		Preferred Stock Warrants		33	1
		Preferred Stock		500	203

Total NuGEN Technologies, Inc.				578	248

Total Biotechnology Tools (1.45%)*				5,442	5,987

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37
		Preferred Stock		250

Total Crux Biomedical, Inc.				287

Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,913	8,913
		Preferred Stock Warrants		224	159
		Preferred Stock		1,100	1,100

Total Transmedics, Inc.				10,237	10,172

Total Surgical Devices (2.47%)*				10,524	10,172

Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		482	283

Total Glam Media, Inc.				482	283

Everyday Health, Inc.	Media/Content/ Info	Preferred Stock Warrants		60	630
		Preferred Stock		1,000	1,310

Total Everyday Health, Inc.				1,060	1,940

Total Media/Content/Info (0.54%)*				1,542	2,223

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BrightSource Energy, Inc.(4)	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$3,750	$3,265	$3,265
		Senior Debt Matures June 2012 Interest rate Prime + 9.55% or Floor rate of 12.80%	$4,583	4,156	4,156
		Preferred Stock Warrants		675	674

Total BrightSource Energy, Inc.				8,096	8,095

Calera, Inc.	Clean Tech	Senior Debt Matures July 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,621	3,109	3,109
		Preferred Stock Warrants		513	527

Total Calera, Inc.				3,622	3,636

GreatPoint Energy, Inc.	Clean Tech	Senior Debt Matures October 2013 Interest rate Prime + 8.2% or Floor rate of 11.45%	$5,000	4,322	4,322
		Preferred Stock Warrants		548	627

Total GreatPoint Energy, Inc.				4,870	4,949

Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate 11.0%	$2,118	1,880	1,850
		Preferred Stock Warrants		211	192

Total Propel Biofuels, Inc.				2,091	2,042

Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$1,109	1,010	1,010
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$6,000	5,519	5,519
		Preferred Stock Warrants		335	292

Total Solexel, Inc.				6,864	6,821

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		88	99
		Preferred Stock Warrants		72	80

Total Trilliant, Inc.				160	179

Total Clean Tech (6.24%)*				25,703	25,722

Total Investments				$480,405	$472,032

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $22,458, $32,232 and $9,774 respectively. The tax cost of investments is $481,432.
(3)	Except for warrants in ten publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2010 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at December 31, 2010, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment income:
Interest income
Non Control/Non Affiliate investments	$17,669	$11,863	$33,742	$22,293
Affiliate investments	3	—	3	—
Control investments	394	916	777	1,721

Total interest income	18,066	12,779	34,522	24,014

Fees
Non Control/Non Affiliate investments	2,702	1,648	5,375	2,761
Control investments	52	74	74	246

Total fees	2,754	1,722	5,449	3,007

Total investment income	20,820	14,501	39,971	27,021

Operating expenses:
Interest	3,161	2,072	5,394	4,098
Loan fees	678	306	1,612	603
General and administrative	2,331	1,651	4,536	3,540
Employee compensation:
Compensation and benefits	3,363	2,859	6,615	5,097
Stock-based compensation	927	750	1,649	1,207

Total employee compensation	4,290	3,609	8,264	6,304

Total operating expenses	10,460	7,638	19,806	14,545

Net investment income	10,360	6,863	20,165	12,476
Net realized gain (loss) on investments	659	3,359	5,029	3,721
Net increase (decrease) in unrealized appreciation (depreciation) on investments	13,298	(14,852)	(2,054)	(15,112)

Net realized and unrealized gain (loss)	13,957	(11,493)	2,975	(11,391)

Net increase (decrease) in net assets resulting from operations	$24,317	$(4,630)	$23,140	$1,085

Net investment income before investment gains and losses per common share:
Basic	$0.24	$0.19	$0.46	$0.35

Change in net assets per common share:
Basic	$0.56	$(0.14)	$0.53	$0.02

Diluted	$0.56	$(0.14)	$0.53	$0.02

Weighted average shares outstanding
Basic	42,971	35,260	42,843	35,266

Diluted	43,313	35,260	43,211	36,043

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains(Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2009	35,634	$35	$409,036	$(10,029)	$(28,129)	$(4,056)	$(342)	$366,515
Net increase in net assets resulting from operations	—	—	—	(15,112)	3,721	12,476	—	1,085
Issuance of common stock	110	—	578	—	—	—	—	578
Issuance of common stock under restricted stock plan	491	1	—	—	—	—	—	1
Acquisition of common stock under repurchase plan	(403)	—	(3,699)	—	—	—	—	(3,699)
Issuance of common stock as stock dividend	140	—	1,332	—	—	—	—	1,332
Dividends declared	—	—	—	—	—	(14,384)		(14,384)
Stock-based compensation	—	—	1,255	—	—	—	—	1,255

Balance at June 30, 2010	35,972	$36	$408,502	$(25,141)	$(24,408)	$(5,964)	$(342)	$352,683

Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,647)	$(342)	$412,532
Net increase in net assets resulting from operations	—	—	—	(2,054)	5,029	20,165	—	23,140
Issuance of common stock	154	—	773	—	—	—	—	773
Issuance of common stock under restricted stock plan	269	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	61	—	668	—	—	—	—	668
Retired shares from net issuance	(79)	—	(877)	—	—	—	—	(877)
Issuance of the Convertible Senior Notes (see Note 4)	—	—	5,190	—	—	—	—	5,190
Dividends declared	—	—	—	—	—	(19,204)	—	(19,204)
Stock-based compensation	—	—	1,679	—	—	—	—	1,679

Balance at June 30, 2011	43,849	$43	$484,982	$(10,092)	$(46,004)	$(4,686)	$(342)	$423,901

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$23,140	$1,085
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(189,798)	(186,690)
Principal payments received on investments	178,023	113,760
Conversion of investment assets to other current assets	51	—
Proceeds from sale of investments	17,916	7,826
Net increase in unrealized appreciation on investments	2,054	15,112
Net realized gain on investments	(5,029)	(3,721)
Accretion of paid-in-kind principal	(1,413)	(1,516)
Accretion of loan discounts	(4,683)	(1,578)
Accretion of loan discount on Convertible Senior Notes	226	—
Accretion of loan exit fees	—	(329)
Depreciation	180	195
Stock-based compensation	354	366
Amortization of restricted stock grants	1,326	889
Change in deferred loan origination revenue	(1,946)	(1,181)
Change in operating assets and liabilities:
Interest receivable	175	(261)
Prepaid expenses and other assets	90	(348)
Accounts payable	(826)	69
Income tax payable/receivable	—	8
Accrued liabilities	488	(4,313)

Net cash provided by (used in) operating activities	20,328	(60,627)
Cash flows from investing activities:
Purchases of capital equipment	(103)	(165)
Other long-term assets	67	(201)

Net cash (used in) investing activities	(36)	(366)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	(104)	578
Stock repurchase program	—	(3,699)
Dividends paid	(18,536)	(13,052)
Borrowings of credit facilities	43,750	6,500
Repayments of credit facilities	(25,000)	—
Issuance of Convertible Senior Notes	75,000	—
Cash paid for issuance costs for Convertible Senior Notes	(3,110)	—
Fees paid for credit facilities and debentures	(1,061)	(1,412)

Net cash provided by (used in) financing activities	70,939	(11,085)

Net increase (decrease) in cash	91,231	(72,078)
Cash and cash equivalents at beginning of period	107,014	124,828

Cash and cash equivalents at end of period	$198,245	$52,750

See notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development, which include select publicly listed companies and select lower middle market technology companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in Boston, Massachusetts and Boulder, Colorado. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods, have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2010. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Certain prior period information has been reclassified to conform to the current period presentation.

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At June 30, 2011 68.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

The Company applies a procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, the Company also evaluates the collateral for recoverability of the debt investments as well as applies all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or if under the in exchange premise when the value of a debt security was to be less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or if under the in exchange premise the value of a debt security were to be greater than amortized cost.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2011 (unaudited) and as of December 31, 2010:

		Investments at Fair Value as of June 30, 2011
(in thousands) Description	6/30/2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$411,559	$—	$—	$411,559
Preferred stock	26,027	—	—	26,027
Common stock	5,076	4,086	—	990
Warrants	32,531	—	8,752	23,779

	$475,193	$4,086	$8,752	$462,355

		Investments at Fair Value as of December 31, 2010
(in thousands) Description	12/31/2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$394,198	$—	$—	$394,198
Subordinated debt	7,420	—	—	7,420
Preferred stock	24,607	—	—	24,607
Common stock	22,117	4,943	16,144	1,030
Warrants	23,690	—	6,289	17,401

	$472,032	$4,943	$22,433	$444,656

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 (unaudited) and for the year ended December 31, 2010.

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, June 30, 2011
Senior Debt	$394,198	$(4,302)	$1,202	$201,984	$—	$(178,023)	$—	$—	$(3,500)	$411,559
Subordinated Debt	7,420	—	—	—	—	(7,420)	—	—	—	—
Preferred Stock	24,607	(50)	(2,530)	500	—	—	—	3,500	—	26,027
Common Stock	1,030	—	(40)	—	—	—	—	—	—	990
Warrants	17,401	(715)	7,085	1,263	—	—	—	—	(1,255)	23,779

Total	$444,656	$(5,067)	$5,717	$203,747	$—	$(185,443)	$—	$3,500	$(4,755)	$462,355

(in thousands)	Balance, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2010
Senior Debt	$319,129	$(12,835)	$(3,076)	$98,058	$(7,078)	$394,198
Subordinated Debt	—	—	—	7,420	—	7,420
Senior Debt-Second Lien	6,005	—	—	(6,005)	—	—
Preferred Stock	22,875	(1,250)	(995)	2,603	1,374	24,607
Common Stock	1,773	(15,037)	(743)	15,037	—	1,030
Warrants	11,076	(1,225)	568	8,650	(1,668)	17,401

Total	$360,858	$(30,347)	$(4,246)	$125,764	$(7,372)	$444,656

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 relates to the conversion of MaxVision debt to equity during the quarter and the Pacira Pharmaceuticals IPO.

For the six months ended June 30, 2011, approximately $1.2 million and $6.2 million in unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $2.6 million in unrealized depreciation was recorded for equity Level 3 investments relating to assets still held at the reporting date.

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

At June 30, 2011, the Company had an investment in one portfolio company deemed to be a Control Investment. As the result of a restructure agreement in June 2011, approximately $3.5 million of debt was converted to equity. This transaction increased our voting securities to greater than 25%, and classifies this investment as a Control Investment. Approximately $446,000 in investment income was derived from our debt investment in this Electronics and Computer Hardware portfolio company, during the three month period ended June 30, 2011, and approximately $852,000 during the six-month period ended June 30, 2011. No realized gains or losses were related to this investment for the three and six-month periods ended June 30, 2011.

At June 30, 2010, the Company had investments in two portfolio companies deemed to be Control Investments. Approximately $831,000 and $158,000 in investment income was derived from our debt investments in these Software and Internet Consumer and Business Services portfolio companies, respectively, during the three month period ended June 30, 2010, and approximately $1.7 million and $315,000 during the six-month period ended June 30, 2010. Approximately $2.5 million of realized gains related to Control Investments was recognized during the three and six-month periods ended June 30, 2010.

The Company recognized net unrealized depreciation of approximately $3.6 million on Control Investments during the three and six-month periods ended June 30, 2011. The Company recognized net unrealized depreciation of approximately $6.9 million on Control Investments during the three and six-month periods ended June 30, 2010.

At June 30, 2011 the Company had an investment in one portfolio company deemed to be an Affiliate. Approximately $3,000 in investment income was derived from our debt investment in this Communications and Networking portfolio company during the three and six-month period ended June 30, 2011. At June 30, 2010 the Company had an investment in one portfolio company deemed to be an Affiliate. No income was derived from this investment as this was a non-income producing equity investment.

No realized gains or losses were related to this Affiliate Investment for the three and six-month periods ended June 30, 2011 and June 30, 2010. Approximately $3.4 million in unrealized depreciation and $944,000 in unrealized appreciation was recognized on this investment during the three and six-month periods ended June 30, 2011 and 2010, respectively.

A summary of the composition of the Company’s investment portfolio as of June 30, 2011 (unaudited) and December 31, 2010 at fair value is shown as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$382,400	80.5%	$357,963	75.8%
Senior secured debt	61,690	13.0%	59,251	12.6%
Preferred stock	26,027	6.0%	26,813	5.7%
Subordinated Debt	—	0.0%	8,094	1.7%
Common Stock	5,076	0.5%	19,911	4.2%

	$475,193	100.0%	$472,032	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2011 (unaudited) and as of December 31, 2010 is shown as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$443,397	93.3%	$438,585	92.9%
Canada	16,273	3.4%	20,876	4.4%
England	10,058	2.1%	10,653	2.3%
Ireland	4,920	1.0%	—	0.0%
Israel	545	0.2%	1,918	0.4%

	$475,193	100.0%	$472,032	100.0%

The following table shows the fair value of our portfolio by industry sector at June 30, 2011 (unaudited) and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery	$83,878	17.6%	$52,777	11.2%
Specialty Pharma	63,165	13.3%	63,607	13.5%
Clean Tech	54,645	11.5%	25,722	5.4%
Drug Delivery	49,529	10.4%	35,250	7.5%
Communications & Networking	52,423	11.0%	65,098	13.8%
Internet Consumer & Business Services	35,714	7.5%	7,255	1.5%
Software	34,555	7.3%	96,508	20.4%
Media/Content/Info	31,703	6.7%	2,223	0.5%
Therapeutic	23,361	4.9%	25,300	5.4%
Diagnostic	14,086	3.0%	14,911	3.2%
Information Services	11,966	2.5%	10,857	2.3%
Biotechnology Tools	4,705	1.0%	5,987	1.3%
Surgical Devices	4,687	1.0%	10,172	2.1%
Electronics & Computer Hardware	3,979	0.8%	7,819	1.6%
Consumer & Business Products	3,649	0.8%	45,316	9.6%
Semiconductors	3,148	0.7%	3,227	0.7%
Energy	—	0.0%	3	0.0%

	$475,193	100.0%	$472,032	100.0%

During the three and six-month period ended June 30, 2011 the Company made investments in debt securities, including restructured loans, totaling approximately $105.2 million and $189.3 million, respectively, and funded equity investments of approximately $500,000 for the three and six-month period ended June 30, 2011. During the three and six-month periods ended June 30, 2010, the Company made investments in debt securities totaling approximately $144.7 million and $248.4 million, respectively. The Company funded equity investments of approximately $1.7 million in the three month period and approximately $1.7 million in the six-month period ended June 30, 2010.

During the three and six-months ended June 30, 2011 the Company recognized net realized gains of approximately $497,000 and $10.1 million from the sale of common stock in its public portfolio companies and realized gains of approximately $162,000 and realized losses of approximately $5.1 million from equity, loan, and warrant investments in portfolio companies that have been liquidated. During the three and six-month period ended June 30, 2010 the Company recognized net realized gains of approximately $3.4 million and $3.6 million from the sale of common stock in public companies, approximately $17,000 and $465,000 from the mergers of private portfolio companies and realized losses of approximately $115,000 and $351,000, respectively, from equity, loan and warrant investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $6.9 million and $6.3 million of unamortized fees at June 30, 2011 and December 31, 2010, respectively, and approximately $6.1 million and $5.1 million in exit fees receivable at June 30, 2011 and December 31, 2010, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $524,000 and $1.1 million in PIK income in the three and six-month periods ended June 30, 2011, respectively. The Company recorded approximately $581,000 and $1.2 million in PIK income in the same periods ended June 30, 2010, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six-month periods ended June 30, 2011.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2011, approximately 66.1% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 33.0% of the loans were to porfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.9% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The SBIC debentures remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $198.7 million, compared to the carrying amount of $188.8 million as of June 30, 2011.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

4. Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. The Company’s net investment of $75.0 million in HT II as of June 30, 2011 fully funds the required regulatory capital for HT II. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of June 30, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of June 30, 2011, the Company held investments in HT II in 58 companies with a fair value of approximately $162.0 million, accounting for approximately 34.1% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of June 30, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding as of June 30, 2011. As of June 30, 2011, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program. As of June 30, 2011, the Company held investments in HT III in 12 companies with a fair value of approximately $83.9 million, accounting for approximately 17.7% of the Company’s total portfolio. See Note 12.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2011 as a result of having sufficient capital as defined under the SBA regulations. As of June 30, 2011, HT III could draw up to $36.25 million of additional leverage from SBA.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 3.22% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on March 29, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended June 30, 2011 for HT II was approximately $125.0 million with an average interest rate of approximately 5.0%. The average amount of debentures outstanding for the quarter ended June 30, 2011 for HT III was approximately $45.1 million with an average interest rate of approximately 3.9%.

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

The Wells Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth of $250.0 million, contingent upon the Company’s total commitments under all lines of credit not exceeding $250.0 million. To the extent our total commitment exceeds $250.0 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at June 30, 2011.

On June 20, 2011, we renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. Borrowings under the facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The facility will be secured by loans in the borrowing base. The Wells Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth of $314.0 million, contingent upon the Company’s total commitments under all lines of credit not exceeding $314.0 million. To the extent our total commitment exceeds $314.0 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. This new arrangement replaces the existing $300 million Wells Facility under which Wells Fargo Capital Finance had committed $50 million in capital. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2014. There was no outstanding debt under the Wells Facility at June 30, 2011.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At June 30, 2011, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011. On June 7, 2011, the Company entered into an amendment to the Union Bank Facility which extended the borrowing termination date to September 30, 2011. The amendment to the Union Bank Facility also amends the maturity date of Union Bank’s $20.0 million commitment to mean the earliest of: (a) December 31, 2011; (b) the date on which Union Bank’s obligation to make loans is terminated and the obligations are declared to be due and payable or the commitment is terminated; or (c) the date of prepayment in full by the Company. There was no outstanding debt under the Union Bank Facility at June 30, 2011.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility was terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $863,000 as of June 30, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

At June 30, 2011 (unaudited) and December 31, 2010, the Company had the following borrowing capacity and outstanding borrowings:

	June 30, 2011		December 31, 2010
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	75,000	—	50,000	—
Convertible Senior Notes(2)	75,000	69,812	—	—
SBA Debenture(3)	225,000	188,750	225,000	170,000

Total	$395,000	$258,562	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $5,188 at June 30, 2011.

(3)	The Company has the ability to borrow an additional $36.3 million subject to SBA approval and compliance with SBIC regulations for which they have received commitment. See Note 12.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of June 30, 2011, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million. As of June 30, 2011, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2011
Principal amount of debt	$75,000
Original issue discount, net of accretion	(5,188)

Carrying value of debt	$69,812

For the three and six months ended June 30, 2011, the components of interest expense and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	For the three and six months ended June 30, 2011
Stated interest expense	$937
Accretion of original issue discount	226
Amortization of debt issuance cost	120

Total interest expense	$1,283

Cash paid for interest expense	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 7.9% for the three and six months ended June 30, 2011.

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

During the quarter ended June 30, 2011, the Company declared a distribution of $0.22 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of June 30, 2011, approximately 99% would be from ordinary income and spill over earnings from 2010 and approximately 1% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2011 distributions to shareholders will actually be.

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

Taxable income for the six-month period ended June 30, 2011 was approximately $18.5 million or $0.43 per share. Taxable net realized gains for the same period were $8.8 million or approximately $0.21 per share. Taxable income for the six-month period ended June 30, 2010 was approximately $12.0 million or $0.34 per share. Taxable net realized losses for the same period were approximately $2.1 million or approximately $0.06 loss per share.

6. Shareholders’ Equity

At June 30, 2011, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

On August 2, 2011, the Company approved the extension of the stock repurchase plan as previously approved on February 8, 2010 under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock set to expire on February 11, 2011 for an additional twelve month period with a new expiration date of February 26, 2012. During the six month period ended June 30, 2011, the Company did not repurchase any common stock.

The Company has issued stock options for common stock subject to future issuance, of which 4,740,976 and 4,729,849 were outstanding at June 30, 2011 and December 31, 2010, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 7,000,000 shares of common stock. On June 1, 2011, stockholders approved an increase of 1,000,000 shares, authorizing the Company to issue 8,000,000 shares of common stock under the 2004 Plan. Unless terminated earlier by the Company’s Board of Directors, the 2004 Plan will terminate on June 9, 2014, and no additional awards may be made under the 2004 Plan after that date.

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

A summary of common stock options activity under the Company’s 2006 and 2004 Plans for the six months ended June 30, 2011 and 2010 (unaudited) is as follows:

	For the Six Month Period Ended June 30,
	2011	2010
	Common Stock Options	Common Stock Options
Outstanding at Beginning of Period	4,729,849	4,924,405
Granted	499,700	360,750
Exercised	(154,015)	(109,885)
Cancelled	(334,558)	(37,518)

Outstanding at End of Period	4,740,976	5,137,752

Weighted-average exercise price	$11.43	$10.81

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2011, options for approximately 3.6 million shares were exercisable at a weighted average exercise price of approximately $12.14 per share with a weighted average remaining contractual term of 2.45 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the six-month periods ended June 30, 2011 and 2010 was approximately $930,000 and $1.5 million respectively. During the three month periods ended June 30, 2011 and 2010, approximately $187,000 and $190,000 of share-based cost due to stock option grants was expensed, respectively. During the six-month periods ended June 30, 2011 and 2010, approximately $354,000 and $361,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2011, there was approximately $1.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.44 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the six-month periods ended June 30, 2011 and 2010 (unaudited):

	For Six Months Ended June 30,
	2011	2010
Expected Volatility	46.87%	46.39%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.19% - 2.15%	1.63% - 2.36%

The following table summarizes stock options outstanding and exercisable at June 30, 2011 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $6.74	491,823	4.69	$3,102	4.21	243,215	4.67	$1,534	4.21
$8.49 - $12.84	2,505,903	4.23	292	11.43	1,656,244	2.99	86	11.90
$13.00 - $15.00	1,743,250	1.63	0	13.47	1,743,250	1.63	0	13.47

$4.21 - $15.00	4,740,976	3.32	$3,394	11.43	3,642,709	2.45	$1,620	12.14

During the six months ended June 30, 2011 and 2010, respectively, the Company granted approximately 306,600 and 491,500 shares of restricted stock pursuant to the Plans. Each restricted stock award granted in 2011 and 2010 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the six-month periods ended June 30, 2011 and 2010, was approximately $3.4 million and $5.1 million, respectively. During the three month periods ended June 30, 2011 and 2010, the Company expensed approximately $756,000 and $584,000 of compensation expense related to restricted stock, respectively. During the six-month periods ended June 30, 2011 and 2010, the Company expensed approximately $1.3 million and $871,000 of compensation expense related to restricted stock, respectively. As of June 30, 2011, there was approximately $7.5 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.97 years.

The SEC, through an exemptive order granted on June 22, 2010, approved amendments to the Plans which allow participants to elect to have the Company withhold shares of the Company’s common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”). The exemptive order also permits the holders of restricted stock to elect to have the Company withhold shares of Hercules stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual can make, and does not preclude the participant from electing to make, a cash payment at the time of option exercise or to pay taxes on restricted stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator
Net increase in net assets resulting from operations	$24,317	$(4,630)	$23,140	$1,085
Less: Dividends declared-common and restricted shares	(9,646)	(7,259)	(19,205)	(14,390)

Undistributed earnings	14,671	(11,889)	3,935	(13,305)

Undistributed earnings-common shares	14,671	(11,889)	3,935	(13,305)
Add: Dividend declared-common shares	9,455	7,090	18,856	14,123

Numerator for basic and diluted change in net assets per common share	$24,126	$(4,799)	$22,791	$818

Denominator
Basic weighted average common shares outstanding	42,971	35,260	42,843	35,266
Common shares issuable	342	—	368	777

Weighted average common shares outstanding assuming dilution	43,313	35,260	43,211	36,043
Change in net assets per common share
Basic	$0.56	$(0.14)	$0.53	$0.02
Diluted	$0.56	$(0.14)	$0.53	$0.02

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three and six-month periods ended June 30, 2011 and 2010, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 2.5 million and 2.2 million shares, respectively.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2011 and 2010:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
Per share data:
Net asset value at beginning of period	$9.50	$10.29
Net investment income	0.47	0.35
Net realized gain (loss) on investments	0.12	0.10
Net increase in unrealized (depreciation) on investments	(0.05)	(0.43)

Total from investment operations	0.54	0.02
Net increase/(decrease) in net assets from capital share transactions	0.04	(0.15)
Distributions	(0.45)	(0.40)
Stock-based compensation expense included in investment income(1)	0.04	0.04

Net asset value at end of period	$9.67	$9.80

Ratios and supplemental data:
Per share market value at end of period	$10.52	$9.21
Total return(2)	5.77%	-12.71%
Shares outstanding at end of period	43,850	35,972
Weighted average number of common shares outstanding	42,843	35,260
Net assets at end of period	$423,901	$352,683
Ratio of operating expense to average net assets	9.45%	7.64%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.62%	6.86%
Average debt outstanding	$198,764	$132,800
Weighted average debt per common share	$4.64	$3.77
Portfolio turnover	4.23%	1.64%

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

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at June 30, 2011 totaled approximately $93.3 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $55.3 million of non-binding term sheets outstanding at June 30, 2011. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $277,000 and $553,000 during the three and six month periods ended June 30, 2011 respectively. There was approximately $260,000 and $498,000 of rent expenses recorded in the same periods ended June 30, 2010.

Future commitments under operating leases as of June 30, 2011 (unaudited) were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Operating Lease Obligations(1)	2,770	1,218	1,552	—	—

(1)	Long-term facility leases.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We are evaluating the impact that our adoption of this update may have on our financial position or results of operations.

12. Subsequent Events

Portfolio Company Developments

In July 2011, Merrimack Pharmaceuticals, Inc., filed its Form S-1 registration statement to complete its initial public offering. The pricing range for this company is not currently available. In total, as of July 29, 2011, the Company held investments in seven companies with Form S-1 registration statements filed to complete their respective initial public offerings. There can be no assurances that these companies will complete their IPOs in a timely manner or at all.

On July 28, 2011, Horizon Pharma, Inc. completed its initial public offering of 5,500,000 shares of common stock at a price to the public of $9.00 per share.

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

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this report, please see the discussion under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q as well as Item 1A—“Risk Factors” of our annual report on Form 10-K. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this report.

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

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and select lower middle market technology companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and also may finance certain publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as through additional offices in Boston and Boulder.

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related companies including clean technology, life sciences and select lower middle market technology companies and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $475.2 million at June 30, 2011 as compared to $472.0 million at December 31, 2010. During the three and six month periods ended June 30, 2011 we made debt commitments to new and existing portfolio companies, including restructured loans, totaling $151.0 million and $248.4 million and funded approximately $105.2 million and $189.3 million, respectively, of debt and equity investments. Debt commitments for the six-month period ended June 30, 2011 included commitments of approximately $146.5 million to fourteen new portfolio companies and $101.9 million to nine existing companies. During the three and six-month periods ended June 30, 2011 we made and funded equity commitments of $500,000 to one company.

At June 30, 2011, we had unfunded contractual commitments of $93.3 million to 19 portfolio companies. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we have approximately $55.3 million of non-binding term sheets outstanding to seven new and existing companies at June 30, 2011. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at June 30, 2011 was approximately $411.6 million, compared to a fair value of approximately $376.3 million at June 30, 2010. The fair value of the equity portfolio at June 30, 2011 and 2010 was approximately $31.1 million and $37.6 million, respectively. The fair value of our warrant portfolio at June 30, 2011 and 2010 was approximately $32.5 million and $20.0 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the six-month period ended June 30, 2011, we received normal principal amortization repayments of $37.6 million, and early repayments and working line of credit pay-downs totaling $178.0 million. During the six-month period ended June 30, 2011, we restructured the debt for three portfolio companies for approximately $8.1 million, $4.7 million and $3.3 million and converted $3.5 million of debt to equity.

Total portfolio investment activity as of June 30, 2011 (unaudited) and for the year ended December 31, 2010 is as follows:

(in millions)	June 30, 2011	December 31, 2010
Beginning Portfolio	$472.0	$374.7
Purchase of debt investments	189.3	320.4
Equity Investments	1.0	2.3
Sale of Investments	(15.5)	(34.2)
Principal payments received on investments	(40.9)	(81.6)
Early pay-offs and recoveries	(137.1)	(114.5)
Accretion of loan discounts and paid-in-kind principal	8.1	3.3
Net change in unrealized depreciation in investments	(1.7)	1.6
Restructure fundings	16.1	78.4
Restructure payoffs	(16.1)	(78.4)

Ending Portfolio	$475.2	$472.0

The following table shows the fair value of our portfolio of investments by asset class:

	June 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$382,400	80.5%	$357,963	75.8%
Senior secured debt	61,690	13.0%	59,251	12.6%
Preferred stock	26,027	6.0%	26,813	5.7%
Subordinated Debt	—	0.0%	8,094	1.7%
Common Stock	5,076	0.5%	19,911	4.2%

	$475,193	100.0%	$472,032	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	June 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$443,397	93.3%	$438,585	92.9%
Canada	16,273	3.5%	20,876	4.4%
England	10,058	2.1%	10,653	2.3%
Ireland	4,920	1.0%	—	0.0%
Israel	545	0.1%	1,918	0.4%

	$475,193	100.0%	$472,032	100.0%

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

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of June 30, 2011, we held warrants in 99 portfolio companies, with a fair value of approximately $32.5 million. These warrant holdings would require us to invest approximately $69.6 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

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

At June 30, 2011, the Company had an investment in one portfolio company deemed to be a Control Investment. As the result of a restructure agreement in June 2011, approximately $3.5 million of debt was converted to equity. This transaction increased our voting securities to greater than 25%, and classifies this investment as a Control Investment. Approximately $446,000 in investment income was derived from our debt investment in this Electronics and Computer Hardware portfolio company, during the three month period ended June 30, 2011, and approximately $852,000 during the six-month period ended June 30, 2011. No realized gains or losses were related to this investment for the three and six-month periods ended June 30, 2011.

At June 30, 2010, the Company had investments in two portfolio companies deemed to be Control Investments. Approximately $831,000 and $158,000 in investment income was derived from our debt investments in these two Software and Internet Consumer and Business Services portfolio companies, respectively, during the three month period ended June 30, 2010, and approximately $1.7 million and $315,000 during the six-month period ended June 30, 2010. Approximately $2.5 million of realized gains related to Control Investments was recognized during the three and six-month periods ended June 30, 2010.

The Company recognized net unrealized depreciation of approximately $3.6 million on Control Investments during the three and six-month periods ended June 30, 2011. The Company recognized net unrealized depreciation of approximately $6.9 million on Control Investments during the three and six-month periods ended June 30, 2010.

At June 30, 2011 the Company had an investment in one portfolio company deemed to be an Affiliate. Approximately $3,000 in investment income was derived from our debt investment in this Communications and Networking portfolio company during the three and six-month period ended June 30, 2011. At June 30, 2010 the Company had and investment in one portfolio company deemed to be an Affiliate. No income was derived from this investment as this was a non-income producing equity investment.

No realized gains or losses were related to this Affiliate investment for the three and six-month periods ended June 30, 2011 and June 30, 2010. Approximately $3.4 million in unrealized depreciation and $944,000 in unrealized appreciation was recognized on this investment during the three and six-month periods ended June 30, 2011 and 2010, respectively.

The following table shows the fair value of our portfolio by industry sector at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery	$83,878	17.6%	$52,777	11.2%
Specialty Pharma	63,165	13.3%	63,607	13.5%
Clean Tech	54,645	11.5%	25,722	5.4%
Drug Delivery	49,529	10.4%	35,250	7.5%
Communications & Networking	52,423	11.0%	65,098	13.8%
Internet Consumer & Business Services	35,714	7.5%	7,255	1.5%
Software	34,555	7.3%	96,508	20.4%
Media/Content/Info	31,703	6.7%	2,223	0.5%
Therapeutic	23,361	4.9%	25,300	5.4%
Diagnostic	14,086	3.0%	14,911	3.2%
Information Services	11,966	2.5%	10,857	2.3%
Biotechnology Tools	4,705	1.0%	5,987	1.3%
Surgical Devices	4,687	1.0%	10,172	2.1%
Electronics & Computer Hardware	3,979	0.8%	7,819	1.6%
Consumer & Business Products	3,649	0.8%	45,316	9.6%
Semiconductors	3,148	0.7%	3,227	0.7%
Energy	—	0.0%	3	0.0%

	$475,193	100.0%	$472,032	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$89,458	21.7%	$65,345	16.3%
2	261,815	63.7%	232,713	57.9%
3	50,921	12.4%	90,739	22.6%
4	6,328	1.5%	8,776	2.2%
5	3,037	0.7%	4,045	1.0%

	$411,559	100.0%	$401,618	100.0%

As of June 30, 2011, our investments had a weighted average investment grading of 2.04 as compared to 2.21 at December 31, 2010. The improvement in investment grading is primarily attributable to payoffs of rated 3 companies as well as other portfolio company upgrades from rated 3 to rated 2 and from rated 2 to rated 1. The improvement in ratings for these companies is attributed to improvement in the performance of certain portfolio companies as a result of our credit assessment that is performed on a quarterly basis. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At June 30, 2011, 7 portfolio companies were graded 3, 2 portfolio companies were graded 4, and 2 portfolio companies were graded 5 as compared to 8 portfolio companies that were graded 3, 2 portfolio companies that were graded 4 and 2 portfolio companies that were graded 5 at December 31, 2010.

At June 30, 2011, there was one portfolio company on non-accrual status with a fair value of zero. There were two loans on non-accrual status as of December 31, 2010 with a fair value of approximately $4.0 million.

The effective yield on our debt investments for the six month periods ended June 30, 2011 and 2010 was 18.4% and 14.5%, respectively. This yield was higher period over period due to unearned income accelerations attributed to early payoffs and due to higher interest rates on new loans originated in 2011 relative to the loans that have been paid off or have amortized.

The overall weighted average yield to maturity of our loan obligations was approximately 13.4% and 13.9% at June 30, 2011 and December 31, 2010. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from PRIME to 13% as of June 30, 2011. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $6.9 million and $6.6 million of unamortized fees at June 30, 2011 and December 31, 2010, respectively, and approximately $6.1 million and $5.1 million in exit fees receivable at June 30, 2011 and December 31, 2010, respectively.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $1.1 million and $1.2 million in PIK income in the six month periods ended June 30, 2011 and 2010.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property.

At June 30, 2011, approximately 66.1% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 33.0% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.9% of portfolio company loans had an equipment only lien.

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

Results of Operations

Comparison of the three and six-month periods ended June 30, 2011 and 2010

Investment Income

Interest income totaled approximately $18.1 and $34.5 million for the three and six-month periods ended June 30, 2011, compared to $12.8 and $24.0 million for the three and six-month periods ended six-month period ended June 30, 2010. Income from commitment, facility and loan related fees totaled approximately $2.8 and $5.5 million for the three and six-month period ended June 30, 2011, compared with $1.7 and $3.0 million for the same periods ended June 30, 2010, respectively. The increase in interest income is attributable to a higher average interest earning investment portfolio and income from early repayments. Income from commitment, facility and loan related fees are primarily the result of an increase in accelerated one time and early repayment fees of approximately $2.7 million during the period.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $10.5 million and $7.6 million during the three month periods ended June 30, 2011 and 2010, respectively. Operating expenses totaled approximately $19.8 million and $14.5 million during the six month periods ended June 30, 2011 and 2010, respectively.

Interest and fees totaled approximately $3.8 million and $7.0 million during the three and six month periods ended June 30, 2011, respectively, and approximately $2.4 million and $4.7 million during the three and six month periods ended June 30, 2010. The increase is attributed to $1.1 million of interest and fee expense due to the $75.0 million of Convertible Senior Notes issued on April 15, 2011. Additionally, the Company incurred approximately $225,000 of non cash interest expense attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. The Company had a weighted average cost of debt comprised of interest and fees of approximately 6.6% at June 30, 2011, as compared to 7.0% during the second quarter of 2010. This decrease was primarily attributed to a lower weighted average cost of debt on outstanding SBA debentures at 5.60% in the second quarter of 2011 versus 6.58% in the second quarter of 2010.

General and administrative expenses include legal, consulting and accounting fees, insurance premiums, rent, workout and various other expenses. Expenses increased to $2.3 million from $1.7 million for the three month periods ended June 30, 2011 and 2010, respectively, and increased to $4.5 million from $3.5 million for the six month periods ended June 30, 2011 and 2010, respectively, primarily due to recruiting, accounting and legal expenses.

Employee compensation and benefits totaled approximately $3.4 million and $6.6 million during the three and six-month periods ended June 30, 2011, respectively. Employee compensation and benefits totaled approximately $2.9 million and $5.1 million during the three and six-month periods ended June 30, 2010, respectively. This increase is primarily due to an increase in employee headcount and increased salary and executive severance costs as compared to the same period of 2010. We expect to continue to hire to meet our portfolio growth. Stock-based compensation totaled approximately $927,000 and $1.6 million during the three and six month periods ended June 30, 2011 respectively and approximately $750,000 and $1.2 million during the three and six month periods ended June 30, 2010. These increases were due primarily to the expense on restricted stock grants issued in the first quarter of 2011. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.24 for the quarter ended June 30, 2011 compared to $0.19 per share in the quarter ended June 30, 2010. Net investment income before investment gains and losses for the three and six month periods ended June 30, 2011 totaled $10.4 million and $20.2 million, respectively as compared to $6.9 million and $12.5 million in the three and six month periods ended June 30, 2010, respectively. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

        During the three and six-months ended June 30, 2011 the Company recognized total net realized gains of approximately $497,000 in the sale of equity in Aegerion Pharmaceuticals, Inc. and $10.1 million from the sale of common stock in its public portfolio companies and realized gains of approximately $162,000 and realized losses of approximately $5.1 million from equity, loan, and warrant investments in portfolio companies that have been liquidated. During the three and six-month period ended June 30, 2010 the Company recognized net realized gains of approximately $3.4 million and $3.6 million from the sale of common stock in public companies, approximately $17,000 and $465,000 from the mergers of private portfolio companies and realized losses of approximately $115,000 and $351,000, respectively, from equity, loan and warrant investments in portfolio companies that have been liquidated.

A summary of realized gains and losses for the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
( in millions)
Realized gains	$0.7	$3.5	$10.0	$4.4
Realized losses	$—	(0.1)	$5.0	$(0.6)

Net realized gains (losses)	$0.7	$3.4	$5.0	$3.8

During the three month period ended June 30, 2011 net change in unrealized appreciation totaled approximately $13.3 from its loan, warrant and equity investments. Of the unrealized appreciation, $10.3 million was attributable to net unrealized appreciation on equity and warrants while $3.0 million was due to unrealized appreciation on debt investments.

During the six month period ended June 30, 2011 net change in unrealized appreciation totaled approximately $2.1 from its loan, warrant and equity investments. Of the unrealized appreciation, $8.8 million was attributable to net unrealized appreciation on debt and warrants while approximately $10.5 million was due to unrealized depreciation on equity investments.

During the same periods ending June 30, 2010 net unrealized depreciation totaled approximately $14.9 million and $15.1 million, respectively.

For the three month period ended June 30, 2011 approximately $3.0 million and $9.7 million of the net unrealized appreciation recognized was attributable to debt and warrant investments, respectively, and approximately $965,000 of net unrealized appreciation on our equity investments. Included in this amount is unrealized depreciation of approximately $455,000 attributable to the reversal of prior period net unrealized appreciation upon being realized as a gain. For the six month period ended June 30, 2011 approximately $1.2 million and $7.6 million of the net unrealized appreciation was attributable to debt and warrant investments, respectively, and approximately $10.5 million of depreciation was attributable to equity investments. As of June 30, 2011, the net unrealized depreciation recognized by the Company was increased by approximately $365,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. This net unrealized appreciation was primarily comprised of increases in the fair value of our portfolio companies due to positive company performance and market conditions.

The following table itemizes the change in net unrealized depreciation of investments for the three and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(in thousands)	2011	2010
Gross unrealized appreciation on portfolio investments	$23,676	$11,207
Gross unrealized depreciation on portfolio investments	(9,521)	(25,220)
Reversal of prior period net unrealized appreciation upon realization	(455)	(918)
Reversal of prior period net unrealized depreciation upon realization	—	160
Citigroup Warrant Participation	(402)	(81)

Net unrealized appreciation (depreciation) on portfolio investments	$13,298	$(14,852)

	Six Months Ended June 30,
(in thousands)	2011	2010
Gross unrealized appreciation on portfolio investments	$30,016	$21,804
Gross unrealized depreciation on portfolio investments	(27,410)	(37,043)
Reversal of prior period net unrealized appreciation upon realization	(9,901)	10
Reversal of prior period net unrealized depreciation upon realization	5,606	160
Citigroup Warrant Participation	(365)	(43)

Net unrealized appreciation (depreciation) on portfolio investments	$(2,054)	$(15,112)

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three and six months ended June 30, 2011, the net increase in net assets resulting from operations totaled approximately $24.3 million and $23.1 million, respectively. For the three months ended June 30, 2010, the net decrease in net assets resulting from operations totaled approximately $4.6 million and for the six months ended June 30, 2010 the net increase was approximately $1.1 million. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share for the three and six-month periods ended June 30, 2011 was $0.56 and $0.53, respectively, as compared to basic and fully diluted change in net assets per common share of $(0.14) and $0.02 for the three and six-month periods ended June 30, 2010, respectively.

Financial Condition, Liquidity, and Capital Resources

At June 30, 2011, we had approximately $198.2 million in cash and cash equivalents and available borrowing capacity of approximately $75.0 million under the Wells Facility, $20.0 million under the Union Bank Facility and $36.25 million under the SBA program, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

As of June 30, 2011, net assets totaled $423.9 million, with a net asset value per share of $9.67. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2011 Annual Shareholder Meeting held on June 1, 2011, our shareholders authorized us, with the approval of our Board of Directors, to sell up to 20% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2011 our asset coverage ratio under our regulatory requirements as a business development company was 990.2%, excluding our SBIC debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBIC debentures was 267.3% at June 30, 2011.

At June 30, 2011 and December 31, 2010, we had the following borrowing capacity and outstanding amounts:

	June 30, 2011		December 31, 2010
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	75,000	—	50,000	—
Convertible Senior Notes(2)	75,000	69,812	—	—
SBA Debenture(3)	225,000	188,750	225,000	170,000

Total	$395,000	$258,562	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the Convertible Senior Notes was $5,188 at June 30, 2011.

(3)	The Company has the ability to borrow an additional $36.3 million subject to SBA approval and compliance with SBIC regulations. See Note 12.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as SBICs under the SBIC program and are able to borrow funds from the SBA against eligible investments. As of June 30, 2011, all required contributed capital from the Company has been invested into HT II and HT III. The Company is the sole limited partner of HT II and HT III and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2011 as a result of having sufficient capital as defined under the SBA regulations. The portfolios of HT II and HT III accounted for approximately 51.8% of our total portfolio at June 30, 2011.

With our net investment of $75.0 million in HT II as of June 30, 2011, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, of which $125.0 million was outstanding at June 30, 2011. As of June 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of June 30, 2011, we held investments in HT II in 58 companies with a fair value of approximately $162.0 million, accounting for approximately 34.1% of our total portfolio at June 30, 2011.

As of June 30, 2011, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of June 30, 2011, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $50.0 million in HT III as of June 30, 2011, HT III has the capacity to issue a total of $ 100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding at June 30, 2011. As of June 30, 2011, HT III has paid the SBA commitment fees of approximately $750,000. As of June 30, 2011, we held investments in HT III in 12 companies with a fair value of approximately $83.9 million accounting for approximately 17.7% of our total portfolio at June 30, 2011.

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

Although we successfully raised $75.0 million in April 2011 through the issuance of the Convertible Senior Notes, during such market disruptions we may have difficulty raising debt or equity capital especially as a result of regulatory constraints. We believe today’s economy creates potentially new attractive lending opportunities and we believe that the market for technology-related companies in 2011 is improving as evidenced by the improved IPO market in 2010 and 2011 as compared to the previous two years. Given our level of liquidity, balance sheet and what we believe is a positive environment for venture capital investment activities, we believe that we are well positioned to expand our investment activities in the second half of 2011 and beyond despite the uncertainty in the market.

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

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our origination activity unfunded commitments may be significant from time to time. As of June 30, 2011, we had unfunded commitments of approximately $93.3 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Wells Facility and our Union Bank Facility to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $55.3 million of non-binding term sheets outstanding with seven companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term from prior release are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2011:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)	$258,562	$—	$—	$69,812	$188,750
Operating Lease Obligations(4)	2,770	1,218	1,552	—	—

Total	$261,332	$1,218	$1,552	$69,812	$188,750

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation obligation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the SBA debentures and Convertible Senior Notes
(4)	Long-term facility leases

Hercules and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by Hercules to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of June 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of June 30, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of June 30, 2011, the Company held investments in HT II in 58 companies with a fair value of approximately $162.0 million, accounting for approximately 34.1% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of June 30, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding as of June 30, 2011. As of June 30, 2011, HT III has paid commitment fees of approximately $750,000. There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program. As of June 30, 2011, the Company held investments in HT III in 12 companies with a fair value of approximately $83.9 million, accounting for approximately 17.7% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2011 as a result of having sufficient capital as defined under the SBA regulations. As of June 30, 2011, HT III could draw up to $ $36.25 million, respectively, of additional leverage from SBA.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 3.22% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on March 29, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended June 30, 2011 for HT II was approximately $125.0 million with an average interest rate of approximately 5.0%. The average amount of debentures outstanding for the quarter ended June 30, 2011 for HT III was approximately $45.1 million with an average interest rate of approximately 3.9%.

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

The Wells Facility includes various financial and operating covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth of $314.0 million, contingent upon our total commitments under all lines of credit not exceeding $314.0 million. To the extent our total commitments exceeds $314.0 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2011.

On June 20, 2011, we renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. Borrowings under the facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The facility will be secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the new credit facility. This new arrangement replaces the existing $300 million Wells Facility under which Wells Fargo Capital Finance had committed $50 million in capital. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. There was no outstanding debt under the Wells Facility at June 30, 2011.

We anticipate incurring a non-use fee expense of approximately $200,000 or $0.005 per share per quarter until we borrow under the facility. In total, we expect the expense from the Convertible Senior Notes and facility fees to negatively impact earnings in the near term by approximately $1.5 million or $0.04 per quarter until any of the capital is deployed.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. At June 30, 2011, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a nonuse fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011. The Union Bank Facility includes various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breech of representations or covenants, bankruptcy events and change of control.

On June 7, 2011, we entered into an amendment to the Union Bank Facility which extends the borrowing termination date to September 30, 2011. The amendment to the Union Bank Facility also amends the maturity date of Union Bank’s $20.0 million commitment to mean the earliest of: (a) December 31, 2011; (b) the date on which Union Bank’s obligation to make loans is terminated and the obligations are declared to be due and payable or the commitment is terminated; or (c) the date of prepayment in full by the Company. There was no outstanding debt under the Union Bank Facility at June 30, 2011.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principle amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of June 30, 2011, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $69.8 million.

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to the our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

We may not redeem the Convertible Senior Notes prior to maturity. No sinking fund is provided for the Convertible Senior Notes. In addition, if certain corporate events occur in respect of Hercules, holders of Convertible Senior Notes may require us to repurchase for cash all or part of their Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

In accounting for the Convertible Senior Notes, we estimated that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes has initially be recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 7.9%.

As of June 30, 2011, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2011
Principal amount of debt	$75,000
Original issue discount, net of accretion	(5,188)

Carrying value of debt	$69,812

For the three and six months ended June 30, 2011, the components of interest expense and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	For the three and six months ended June 30, 2011
Stated interest expense	$937
Accretion of original issue discount	226
Amortization of debt issuance cost	120

Total interest expense	$1,283

Cash paid for interest expense	$—

As of June 30, 2011, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note 4 to our consolidated financial statements for the three and six months ended June 30, 2011 for more detail on the Convertible Senior Notes.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. During the first quarter of 2009, we paid off all remaining principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $863,000 as of June 30, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Outstanding Borrowings

At June 30, 2011 and December 31, 2010, we had the following borrowing capacity and outstanding borrowings:

	June 30, 2011		December 31, 2010
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	75,000	—	50,000	—
Convertible Senior Notes(2)	75,000	69,812	—	—
SBA Debenture (3)	225,000	188,750	225,000	170,000

Total	$395,000	$258,562	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined above), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the Convertible Senior Notes was $5,188 at June 30, 2011.

(3)	The Company has the ability to borrow an additional $36.3 million subject to SBA approval and compliance with SBIC regulations for which they have received a commitment. See Note 12.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200
August 2, 2010	August 12, 2010	September 17, 2010	0.200
November 4, 2010	November 10, 2010	December 17, 2010	0.200
March 1, 2011	March 10, 2011	March 24, 2011	0.220
May 5, 2011	May 11, 2011	June 23, 2011	0.220
August 4, 2011	August 15, 2011	September 15, 2011	0.220

			$6.465

*	Dividend paid in cash and stock.

On August 4, 2011, the Board of Directors announced a cash dividend of $0.22 per share to be paid on September 15, 2011 to shareholders of record as of August 15, 2011. This dividend is the Company’s twenty-fourth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $6.47 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the tax attributes of our 2011 distributions to stockholders. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2011, approximately 99% would be from ordinary income and spillover earnings from 2010, and 1% would be a return of capital.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At June 30, 2011, approximately 68.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

We apply a procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, we also evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method. We use pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”), initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2011, we had one portfolio company on non-accrual status with a fair value of zero. There were two loans on non-accrual status with a fair value of approximately $4.0 million as of December 31, 2010.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the six-month periods ended June 30, 2011 and 2010, approximately $1.1 million and $1.2 million, respectively, in PIK income was recorded.

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

Equity Offering Expenses

Our offering costs, excluding underwriters’ fees, are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

Debt issuance costs are being amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We are evaluating the impact that our adoption of this update may have on our financial position or results of operations.

Subsequent Events

Closed and Pending Commitments

As of August 4, 2011, we have closed commitments of approximately $46.0 million to new and existing portfolio companies, and funded approximately $34.7 million since the close of the second quarter. In addition, we have pending commitments (signed term sheets) of approximately $214.3 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

2011 Closed Commitments and Pending Commitments (in millions)
Closed Commitments, January 1, 2011 - June 30, 2011	$249.0
Closed Commitments, July 1, 2011 - August 4, 2011.	$46.0

Total 2011 Closed Commitments(a)	$295.0

Pending Commitments (as August 4, 2011)(b)	$214.3

Total	$509.3

A.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.
B.	Not all Pending Commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

In July 2011, Merrimack Pharmaceuticals, Inc., filed its Form S-1 registration statement to complete its initial public offering. The pricing range for this company is not currently available. In total, as of July 29, 2011, the Company held investments in seven companies with Form S-1 registration statements filed to complete their respective initial public offerings. There can be no assurances that these companies will complete their IPOs in a timely manner or at all.

On July 28, 2011, Horizon Pharma, Inc. completed its initial public offering of 5,500,000 shares of common stock at a price to the public of $9.00 per share.

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

As of June 30, 2011, approximately 89.2% of our portfolio loans were at variable rates or variable rates with a floor and 10.8% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 3.22% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on March 29, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2010 for HT II was approximately $139.4 million with an average interest rate of approximately 5.11%, and for HT III was approximately $13.9 million with an average interest rate of approximately 3.215%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50% with a floor of 5.0%. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. All outstanding principal is due upon maturity. There were no borrowings outstanding under this facility at June 30, 2011. The facility expires in June 2014.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of an unused fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at June 30, 2011. In June 2011, the maturity date under the credit facility was extended from July 31, 2011 to December 31, 2011, subject to the same terms and conditions.

Borrowings under the Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to the our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded our current disclosure controls and procedures were not effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 as of June 30, 2011 because of the continuing remediation efforts discussed below.

Changes in Internal Control Over Financial Reporting

As described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, management identified remedial steps that were implemented with respect to disclosed material weaknesses. In light of these material weaknesses, the Company refined its procedures to ensure its financial statements were prepared in accordance with generally accepted accounting principles. The status of the remediation efforts, as discussed below, was regularly reviewed with management and the Company’s Audit Committee of the Board of Directors. The Audit Committee was advised of issues encountered and key decisions reached by management relating to the remediation efforts. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

        During the three month period ended December 31, 2010, and in connection with the year-end audit process, the Company corrected the valuation process to refine its application of ASC 820. The Company applied a new procedure that assumes a sale of an investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under the new process, the Company has continued to evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis excluding its interest rate sensitivity analysis, which was replaced by the hypothetical market participant method. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date. The Company has completed its evaluation and testing of these additional processes. During the three months ended March 31, 2011, management has evaluated the remedial action, assessed the operating effectiveness of the remediated controls and concluded that it has remediated the material weakness described above.

In connection with the preparation of the Company’s Consolidated Financial Statements for the three-month period ended March 31, 2011, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. In particular, management became aware of matters where existing controls did not operate effectively to detect manual input errors in calculations used, to derive the fair value of some investment portfolio holdings as of the measurement date, thereby impacting reported amounts with respect to investments and net increase (decrease) in unrealized appreciation on investments. This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of March 31, 2011. The Company designed and implemented its remediation efforts, as outlined below, to address the material weakness identified as of March 31, 2011 and to strengthen its internal control over financial reporting. Beginning in the second quarter of 2011, the Company has implemented the following remediation steps to address the material weakness as it relates to manual input errors in calculations used and to improve its internal control over financial reporting:

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

As of June 30, 2011, management believes it has placed in operation controls to address the material weakness, however given the timing of certain remediation activities there was not sufficient evidence to conclude upon their sustained effectiveness. As a result, during 2011, management will continue to monitor and test the controls that have been implemented to ensure sustained effectiveness and will further remediate should any evidence of ineffectiveness be found.

The Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of these new controls require additional enhancement. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the measures described above and others that will be implemented as necessary will remediate the control deficiencies the Company has identified and strengthen its internal control over financial reporting. Management is committed to continuous improvement of the Company’s internal control processes and will continue to diligently review the Company’s financial reporting controls and procedures. As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or to determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

At June 30, 2011, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations and cash flows.

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

As a result of our evaluation of our internal control over financial reporting for the year ended December 31, 2010, management identified a material weakness related to our valuation process specifically involving debt investments. We have corrected the valuation process to refine our application of ASC 820 and believe that our audited consolidated financial statements for the year ended December 31, 2010 reflect the fair value of our debt investments in accordance with ASC 820 using the new valuation procedure. During the year ended December 31, 2010, we recognized additional unrealized depreciation of $803,000, which is not material to the 2010 consolidated financial statements. As of June 30, 2011, management has evaluated the remedial action, assessed the operating effectiveness of the remediated controls and concluded that it has remediated the material weakness described above.

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

On August 25, 2008, we, through a special purpose wholly-owned subsidiary, entered into a two-year revolving senior secured credit facility with an optional one-year extension with initial commitments of $50 million at closing with Wells Fargo Capital Finance (the “Wells Facility”). The Wells Facility has the capacity to increase to $300 million if additional lenders are added to the lending syndicate. As of June 30, 2011, we had zero outstanding borrowings under the Wells Facility.

On June 20, 2011, we renewed the Wells Facility. The revolving credit facility will expire on June 20, 2014. The new facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. There can be no assurances that additional lenders will join the new credit facility. This new arrangement replaces the previous $300.0 million Wells Facility, under which Wells Fargo Capital Finance had committed $50.0 million in capital. Under the new three-year senior secured facility,

Wells Fargo Capital Finance has a commitment of $75.0 million. Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50% with a floor of 5.00%. The Wells Facility requires the payment of a monthly non-use fee and has an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At December 31, 2010, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, we extended the termination date of this facility from May 1, 2011 to July 31, 2011. On June 7, 2011, we entered into an amendment to the Union Bank Facility which extends the borrowing termination date to September 30, 2011. The amendment to the Union Bank Facility also amends the maturity date of Union Bank’s $20.0 million commitment to mean the earliest of: (a) December 31, 2011; (b) the date on which Union Bank’s obligation to make loans is terminated and the obligations are declared to be due and payable or the commitment is terminated; and (c) the date of prepayment in full by the Company.

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

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of June 30, 2011, HT II had the potential to borrow up to $125.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $75.0 million in HT II as of June 30, 2011, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, subject to SBA approval, of which $125.0 million is outstanding as of June 30, 2011.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of June 30, 2011, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $37.5 million in HT III as of June 30, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding as of June 30, 2011.

As of June 30, 2011, there was $188.75 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Access to the remaining leverage is subject to SBA approval and compliance with SBA regulations.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

Our investments in the life science industry are subject to extensive government regulation and certain other risks particular to that industry.

We have invested and plan to continue investing in companies in the life science industry that are subject to extensive regulation by the Food and Drug Administration and to a lesser extent, other federal and state agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2011 that represent greater than 5% of net assets:

	June 30, 2011
(in thousands)	Fair Value	Percentage of Net Assets
Aveo Pharmaceuticals, Inc.	$30,797	7.3%
Women’s Marketing Inc.	29,273	6.9%
Pacira Pharmaceuticals, Inc.	26,018	6.1%
Anthera Pharmaceuticals	25,570	6.0%
Brightsource Energy, Inc.	25,248	6.0%
Tectura Corporation	24,379	5.8%

Aveo Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to the discovery and development of new, targeted cancer therapeutics.

Women’s Marketing, Inc. is a media solutions company, delivering premium media at value pricing across all platforms.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 5, 2011	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 5, 2011	/S/ JESSICA BARON
Jessica Baron
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002