Form 10-Q
period 2011-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2011-11-04
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

On November 1, 2011, there were 43,811,939 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30,
	2011	December 31,
	(unaudited)	2010
Assets
Investments:
Non-Control/Non-Affiliate investments (cost of $572,558 and $445,782, respectively)	$573,494	$428,782
Affiliate investments (cost of $3,236 and $2,880, respectively)	—	3,069
Control investments (cost of $11,611 and $31,743, respectively)	2,983	40,181

Total investments, at value (cost of $587,405 and $480,405, respectively)	576,477	472,032
Cash and cash equivalents	96,309	107,014
Interest receivable	4,667	4,520
Other assets	11,184	7,681

Total assets	$688,637	$591,247

Liabilities
Accounts payable and accrued liabilities	$7,755	$8,716
Long-term SBA Debentures	188,750	170,000
Long-term Liabilities (Convertible Debt)	70,082	—

Total liabilities	266,587	178,716
Net assets consist of:
Common stock, par value	43	43
Capital in excess of par value	486,557	477,549
Unrealized depreciation on investments	(10,861)	(8,038)
Accumulated realized losses on investments	(47,604)	(51,033)
Distributions in excess of investment income	(6,085)	(5,990)

Total net assets	$422,050	$412,531

Total liabilities and net assets	$688,637	$591,247

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	43,908	43,444
Net asset value per share	$9.61	$9.50

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		$69	$878
		Preferred Stock Warrants		35	186
		Preferred Stock Warrants		39	85
		Preferred Stock		1,341	2,473

Total Acceleron Pharmaceuticals, Inc.				1,484	3,622

Anthera Pharmaceuticals Inc.	Drug Discovery	Senior Debt Matures September 2014 Interest rate Prime + 7.3% or Floor rate of 10.55%	$25,000	24,269	25,019
		Common Stock Warrants		541	378

Total Anthera Pharmaceuticals Inc.		Common Stock Warrants		443	308

				25,253	25,705

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures June 2014 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	26,554	27,304
		Common Stock		842	2,583

Total Aveo Pharmaceuticals, Inc.				27,396	29,887

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures January 2015 Interest rate Prime + 5.75% or Floor rate of 10.15%	$7,000	6,986	6,986
		Preferred Stock Warrants		206	90
		Preferred Stock Warrants		31	26
		Preferred Stock Warrants		28	15
		Preferred Stock Warrants		187	143
		Preferred Stock		502	439

Total Dicerna Pharmaceuticals, Inc.				7,940	7,699

EpiCept Corporation(5)	Drug Discovery	Common Stock Warrants		4	13

Total EpiCept Corporation				4	13

Horizon Therapeutics, Inc.	Drug Discovery	Common Stock Warrants		231	1

Total Horizon Therapeutics, Inc.				231	1

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	1,115
		Preferred Stock		2,000	3,825

Total Merrimack Pharmaceuticals, Inc.				2,155	4,940

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	140
		Preferred Stock		1,000	1,348

Total Paratek Pharmaceuticals, Inc.				1,137	1,488

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
PolyMedix, Inc.	Drug Discovery	Senior Debt
		Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$7,611	$7,394	$7,546
		Common Stock Warrants		480	78

Total PolyMedix, Inc.				7,874	7,624

Portola Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		152	285

Total Portola Pharmaceuticals, Inc.				152	285

Total Drug Discovery (19.25%)*				75,126	81,264

Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants		102	149

Total Affinity Videonet, Inc.				102	149

E-band Communications, Corp.(6)	Communications & Networking	Convertible Senior Debt Matures May 2013 Interest rate Fixed 6.00%	$356	356	—
		Preferred Stock		2,880	—

Total E-Band Communications, Corp.				3,236	—
IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				117	—

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.12% or Floor rate of 11.37%	$6,524	6,509	6,640
		Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$1,100	998	998
		Preferred Stock Warrants		102	123

Total Intelepeer, Inc.				7,609	7,761

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	21
		Preferred Stock		250	197

Total Neonova Holding Company				344	218

Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2014 Interest rate Prime + 7.50% or Floor rate of 12.00%	$4,369	4,164	4,164
		Preferred Stock Warrants		121	—

Total Pac-West Telecomm, Inc.				4,285	4,164

PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$2,072	2,091	2,112
		Preferred Stock Warrants		61	91

Total PeerApp, Inc.(5)				2,152	2,203

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		$95	$187
		Preferred Stock		1,000	2,370

Total Peerless Network, Inc.				1,095	2,557

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	410

Total Ping Identity Corporation				52	410

PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Libor + 9.0% or Floor rate of 11.50%	$8,375	8,153	8,153

	Communications & Networking	Common Stock Warrants		131	194

Total PointOne, Inc.				8,284	8,347

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	89

Total Purcell Systems, Inc.				123	89

Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		174	—

Total Seven Networks, Inc.				174	—

Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,051	2,995	3,025
		Preferred Stock Warrants		53	68
		Preferred Stock Warrants		65	54
		Preferred Stock		500	500

Total Stoke, Inc.				3,613	3,647

Tectura Corporation	Communications & Networking	Senior Debt Matures December 2012 Interest rate 11%	$8,125	9,324	9,209
		Revolving Line of Credit Matures July 2012 Interest rate 11%, PIK interest 1.00%	$17,207	17,332	17,332
		Preferred Stock Warrants		51	33

Total Tectura Corporation				26,707	26,574

Total Communications & Networking (13.30%)*				57,893	56,119

Atrenta, Inc.	Software	Preferred Stock Warrants		102	368
		Preferred Stock Warrants		34	121
		Preferred Stock Warrants		95	174
		Preferred Stock		250	375

Total Atrenta, Inc.				481	1,038

Blurb, Inc.	Software	Preferred Stock Warrants		25	403
		Preferred Stock Warrants		298	400

Total Blurb, Inc.				323	803

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Braxton Technologies, LLC.	Software	Preferred Stock Warrants		$188	$—

Total Braxton Technologies, LLC.				188	—

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	188

Total Bullhorn, Inc.				43	188

Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.50%	$3,000	2,872	2,872

		Preferred Stock Warrants		108	299

Total Central Desktop, Inc.				2,980	3,171
Clickfox, Inc.	Software	Senior Debt
		Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$4,565	4,462	4,553
		Preferred Stock Warrants		177	327
		Preferred Stock Warrants		152	296

Total Clickfox, Inc.				4,791	5,176

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	47

Total Forescout Technologies, Inc.				99	47

GameLogic, Inc.	Software	Preferred Stock Warrants		92	—

Total GameLogic, Inc.				92	—

HighRoads, Inc.	Software	Preferred Stock Warrants		44	7

Total HighRoads, Inc.				44	7

Kxen, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$3,000	2,938	2,938
		Preferred Stock Warrants		47	29

Total Kxen, Inc.				2,985	2,967

RichRelevance, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$5,000	4,857	4,857
		Preferred Stock Warrants		98	23

Total RichRelevance, Inc.				4,955	4,880

Rockyou, Inc.	Software	Preferred Stock Warrants		117	7

Total Rockyou, Inc.				117	7

Sportvision, Inc.	Software	Preferred Stock Warrants		39	—

Total Sportvision, Inc.				39	—

SugarSync Inc.	Software	Senior Debt Matures April 2015 Interest rate Prime + 4.50% or Floor rate of 8.25%	$2,000	1,946	1,946
		Preferred Stock Warrants		78	77

Total SugarSync Inc.				2,024	2,023

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Unify Corporation	Software	Common Stock Warrants		$1,434	$332

Total Unify Corporation				1,434	332

White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,500	1,443	1,443

	Software	Preferred Stock Warrants		54	1

Total White Sky, Inc.				1,497	1,444

WildTangent, Inc.	Software	Preferred Stock Warrants		238	11

Total WildTangent, Inc.				238	11

Total Software (5.23%)*				22,330	22,094

Luminus Devices, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				601	—
Maxvision Holding, LLC(7).	Electronics & Computer Hardware	Senior Debt Matures December 2013 Interest rate Prime + 8.25% or Floor rate of 12.00%, PIK interest 5.00%	$4,366	4,462	2,069
		Senior Debt Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%, PIK interest 2.00%	$2,681	2,653	—
		Revolving Line of Credit Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%	$923	914	914
		Common Stock		3,581	—

Total Maxvision Holding, LLC				11,610	2,983

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	57

Total Shocking Technologies, Inc.				63	57

Spatial Photonics, Inc.(8)	Electronics & Computer Hardware	Preferred Stock Warrants		130	—
		Preferred Stock		768	—

Total Spatial Photonics Inc.				898	—

Total Electronics & Computer Hardware (.72%)*				13,172	3,040

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Aegerion Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures September 2014 Interest rate Prime + 5.65% or Floor rate of 10.40%	$10,000	$10,138	$10,325
		Common Stock Warrants		69	722
		Common Stock		1,093	1,825

Total Aegerion Pharmaceuticals, Inc.				11,300	12,872

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$10,990	10,844	11,135
		Preferred Stock Warrants		309	362

Total Althea Technologies, Inc.				11,153	11,497

Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$8,540	8,738	8,738
		Preferred Stock Warrants		490	344

Total Chroma Therapeutics, Ltd.				9,228	9,082

Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures August 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	11,237	11,237
		Senior Debt Matures August 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	14,255	14,443
		Common Stock Warrants		1,086	584

Total Pacira Pharmaceuticals, Inc.				26,578	26,264

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Convertible Senior Debt Matures March 2012 Interest rate 8.00%	$1,888	1,888	1,888
		Preferred Stock Warrants		220	—
		Preferred Stock Warrants		307	—
		Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				3,165	1,888

Total Specialty Pharmaceuticals (14.60%)*				61,424	61,603

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	96

Total Annie’s, Inc.				321	96

IPA Holdings, LLC	Consumer & Business Products	Preferred Stock Warrants		275	24
		Preferred Stock		500	260

Total IPA Holding, LLC				775	284

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	105
		Preferred Stock		500	481

Total Market Force Information, Inc.				524	586

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
TV Guide, Inc.	Consumer & Business Products	Revolving Line of Credit Matures October 2011 Interest rate Prime + 11.00% or Floor rate of 13.00%	$500	$479	$479

Total TV Guide, Inc.				479	479

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	2,510
		Preferred Stock		250	390

Total Wageworks, Inc.				502	2,900

Total Consumer & Business Products (1.03%)*				2,601	4,345

Achronix Semiconductor Corporation	Semiconductors	Senior Debt Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%	$2,500	2,396	2,396
		Preferred Stock Warrants		160	152

Total Achronix Semiconductor Corporation				2,556	2,548
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	—

Total Enpirion, Inc.				157	—

iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	3
		Preferred Stock Warrants		51	1
		Preferred Stock Warrants		73	2
		Preferred Stock Warrants		458	7
		Preferred Stock		490	983

Total iWatt, Inc.				1,118	996

Kovio Inc.	Semiconductors	Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 9.25%	$1,250	1,213	1,213
		Preferred Stock Warrants		27	27

Total Kovio Inc.				1,240	1,240
NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,330
		Preferred Stock		277	802

Total NEXX Systems, Inc.				574	2,132

Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Total Semiconductors (1.64%)*				$5,698	$6,916

AcelRX Pharmaceuticals, Inc.	Drug Delivery	Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$5,000	4,889	4,889
		Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$5,000	4,889	4,889
		Common Stock Warrants		178	102
		Common Stock Warrants		178	102

Total AcelRX Pharmaceuticals, Inc.				10,134	9,982

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$11,770	11,699	12,121
		Preferred Stock Warrants		645	103

Total Alexza Pharmaceuticals, Inc.				12,344	12,224

BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%	$5,000	4,655	4,805
		Preferred Stock Warrants		53	75
		Preferred Stock Warrants		50	76
		Preferred Stock Warrants		188	312

Total BIND Biosciences, Inc.				4,946	5,268

Labopharm USA, Inc.(5)	Drug Delivery	Senior Debt Matures December 2012 Interest rate 10.95%	$9,771	9,718	9,718
		Senior Debt Matures December 2012 Interest rate Prime + 3.20% or Floor rate of 10.95%	$3,257	3,417	3,417

Total Labopharm USA, Inc.				13,135	13,135

Merrion Pharmaceuticals, Inc.(5)	Drug Delivery	Senior Debt Matures January 2015 Interest rate Prime + 9.20% or Floor rate of 12.45%	$5,000	4,735	3,870
		Common Stock Warrants		213	23

Total Merrion Pharmaceuticals, Inc.				4,948	3,893

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	57
		Common Stock Warrants		51	86
		Common Stock		500	275

Total Transcept Pharmaceuticals, Inc.				587	418

Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$22,000	21,257	21,257
		Preferred Stock Warrants		557	557

Total Revance Therapeutics, Inc.				21,814	21,814

Total Drug Delivery (15.81%)*				67,908	66,734

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BARRX Medical, Inc.	Therapeutic	Senior Debt Matures December 2011 Interest rate 11.00%	$768	$1,295	$1,295
		Preferred Stock Warrants		76	110
		Preferred Stock		1,501	2,607

Total BARRX Medical, Inc.				2,872	4,012

EKOS Corporation	Therapeutic	Preferred Stock Warrants		175	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				328	—

Gelesis, Inc.(8)	Therapeutic	Senior Debt Matures April 2013 Interest rate Prime + 4.65% or Floor rate of 10.75%	$2,771	2,820	—

Total Gelesis, Inc.				2,820	—

Gynesonics, Inc.	Therapeutic	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$5,846	5,775	5,842
		Preferred Stock Warrants		228	240
		Preferred Stock		532	451

Total Gynesonics, Inc.				6,535	6,533

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	176

Total Light Science Oncology, Inc.				99	176

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	—
		Preferred Stock Warrants		54	1
		Preferred Stock		1,000	1,001

Total Novasys Medical, Inc.				1,125	1,002

Oraya Therapeutics, Inc.	Therapeutic	Senior Debt Matures March 2015 Interest rate Prime + 4.75% or Floor rate of 9.50%	$7,500	7,317	7,317
		Preferred Stock Warrants		232	232

Total Oraya Therapeutics, Inc.				7,549	7,549
Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$5,685	5,592	5,592
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 6.5% or Floor rate of 9.00%	$1,500	1,483	1,396
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%, PIK interest 3.75%	$5,900	6,185	6,302

Total Pacific Child & Family Associates, LLC				13,260	13,290
Total Therapeutic (7.72%)*				34,588	32,562

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		$147	$—
		Preferred Stock		177	48

Total Cozi Group, Inc.				324	48

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	—
		Preferred Stock Warrants		26	—

Total Invoke Solutions, Inc.				82	—

InXpo, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2014 Interest rate Prime + 7.5% or Floor rate of 10.75%	$3,500	3,403	3,403
		Preferred Stock Warrants		98	82

Total InXpo, Inc.				3,501	3,485

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	109

Total Prism Education Group, Inc.				43	109

RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		13	—
		Preferred Stock Warrants		28	—
		Preferred Stock Warrants		1,183	—
		Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				2,224	—

Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.87% or Floor rate of 10.12%	$13,000	12,862	12,862
		Preferred Stock Warrants		320	206

Total Reply! Inc.				13,182	13,068

ScriptSave (Medical Security Card Company, LLC)	Internet Consumer & Business Services	Senior Debt Matures February 2016 Interest rate Prime + 8.75% or Floor rate of 11.25%	$20,158	19,786	20,391

Total ScriptSave				19,786	20,391

Trulia, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,856	4,856
		Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,857	4,857
		Preferred Stock Warrants		188	187

Total Trulia, Inc.				9,901	9,900

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate Libor + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	$7,382	$7,382
		Senior Debt Matures September 2015 Interest rate Libor + 7.00% or Floor rate of 8.50%	$11,500	11,309	11,309
		Revolving Line of Credit Matures September 2015 Interest rate Libor + 6.00% or Floor rate of 7.50%	$300	283	283

Total Vaultlogix, Inc.				18,974	18,974

Total Internet Consumer & Business Services (15.63%)				68,017	65,975

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	—
		Common Stock Warrants		48	—

Total Lilliputian Systems, Inc.				154	—

Total Energy (0.00%)*				154	—

Box.net, Inc.	Information Services	Senior Debt Matures March 2015 Interest rate Prime + 3.75% or Floor rate of 7.50%	$4,808	4,686	4,686
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,590	1,602	1,634
		Preferred Stock Warrants		73	1,998
		Preferred Stock Warrants		117	1,352
		Preferred Stock Warrants		194	191
		Preferred Stock		500	3,137
		Preferred Stock		1,500	2,272

Total Box.net, Inc.				8,672	15,270

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
		Preferred Stock		250	34

Total Buzznet, Inc.				259	34

Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$3,000	2,916	2,916
		Preferred Stock Warrants		58	10

Total Cha Cha Search, Inc.				2,974	2,926

XL Education Corp.	Information Services	Common Stock		880	880

Total XL Education Corp.				880	880

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213	—
		Preferred Stock		250	741

Total hi5 Networks, Inc.				463	741

Jab Wireless, Inc.	Information Services	Senior Debt Matures August 2016 Interest rate Prime + 6.25% or Floor rate of 6.75%	$18,121	17,858	17,858

Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	281

Total Jab Wireless, Inc.				18,123	18,139

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solutionary, Inc.	Information Services	Preferred Stock Warrants		$94	$—
		Preferred Stock Warrants		2	—
		Preferred Stock		250	42

Total Solutionary, Inc.				346	42

Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants		230	90

Total Intelligent Beauty, Inc.				230	90

Good Technologies, Inc.	Information Services	Common Stock		603	95

Total Good Technologies, Inc.				603	95

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	110
		Preferred Stock		501	485

Total Zeta Interactive Corporation				673	595

Total Information Services (9.20%)				33,223	38,812
Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,415	808

Total Novadaq Technologies, Inc.(5)				1,415	808

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$10,750	10,792	11,162
		Preferred Stock Warrants		1,069	668
		Preferred Stock		3,656	2,251

Total Optiscan Biomedical, Corp.				15,517	14,081

Total Diagnostic (3.53%)*				16,932	14,889

deCODE genetics ehf.	Biotechnology Tools	Senior Debt Matures September 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%, PIK interest 2.00%	$5,000	4,740	4,740
		Preferred Stock Warrants		305	358

Total deCODE genetics ehf.				5,045	5,098

Kamada, LTD.	Biotechnology Tools	Common Stock		427	398

Total Kamada, LTD.				427	398

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$2,800	2,774	2,849
		Common Stock Warrants		192	190
		Common Stock Warrants		5	5

Total Labcyte, Inc.				2,971	3,044

NeurogesX, Inc.	Drug Discovery	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$15,000	14,433	14,433
		Common Stock Warrants		503	132

Total NeurogesX, Inc.				14,936	14,565

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		$45	$203
		Preferred Stock Warrants		33	15
		Preferred Stock		500	473

Total NuGEN Technologies, Inc.				578	691

Total Biotechnology Tools (5.64%)*				23,957	23,796

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$3,000	2,863	2,863
		Preferred Stock Warrants		87	87

Total Entrigue Surgical, Inc.				2,950	2,950

Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	9,115	4,733
		Preferred Stock Warrants		225	—
		Preferred Stock		1,169	—

Total Transmedics, Inc.				10,509	4,733

Total Surgical Devices (1.82%)*				13,459	7,683

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		482	138

Total Glam Media, Inc.				482	138

Everyday Health, Inc. (Waterfront Media, Inc.)	Media/Content/Info	Preferred Stock Warrants		60	364
		Preferred Stock		1,000	945

Total Everyday Health				1,060	1,309

Women’s Marketing, Inc.	Media/Content/Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$10,000	9,866	9,866
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%	$9,875	9,648	9,648
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%	$10,125	9,891	9,891

Total Women’s Marketing, Inc.				29,405	29,405

Total Media/Content/Info (7.31%)*				30,947	30,852

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BrightSource Energy, Inc.(4)	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$11,250	$11,096	$11,096
		Senior Debt Matures December 2012 Interest rate Prime + 9.55% or Floor rate of 12.8%	$13,750	13,542	13,542
		Preferred Stock Warrants		675	623

Total BrightSource Energy, Inc.				25,313	25,261

Calera, Inc.	Clean Tech	Preferred Stock Warrants		513	660

Total Calera, Inc.				513	660

EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.1% or Floor rate of 9.35%	$5,383	5,260	5,421
		Preferred Stock Warrants		154	451
		Common Stock Warrants		154	451

Total EcoMotors, Inc.				5,568	6,323

Enphase Energy, Inc.	Clean Tech	Senior Debt Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.0%	$4,248	4,135	4,135
		Preferred Stock Warrants		102	17

Total Enphase Energy, Inc.				4,237	4,152

GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants		548	203

Total GreatPoint Energy, Inc.				548	203

NanoSolar, Inc.	Clean Tech	Senior Debt Matures September 2014 Interest rate Prime + 7.75% or Floor rate of 11.0%	$10,000	9,515	9,515
		Preferred Stock Warrants		355	355
Total NanoSolar, Inc.				9,870	9,870

Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate 11.0%	$1,540	1,562	1,570
		Preferred Stock Warrants		211	195

Total Propel Biofuels, Inc.				1,773	1,765
Scientific Conservation, Inc.	Clean Tech	Senior Debt Matures October 2014 Interest rate 6.25%	$202	196	196
		Preferred Stock Warrants		8	2

Total Scientific Conservation, Inc.				204	198

See notes to Consolidated Financial Statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2011

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$1,031	$966	$966
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$8,927	9,660	9,660
		Preferred Stock Warrants		335	11
		Preferred Stock Warrants		259	71
		Preferred Stock Warrants		142	142
		Preferred Stock Warrants		426	427

Total Solexel, Inc.				11,788	11,277

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		89	46
		Preferred Stock Warrants		73	38

Total Trilliant, Inc.				162	84

Total Clean Tech (14.17%)*				59,976	59,793

Total Investments				$587,405	$576,477

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $28,443, $40,649 and $12,205 respectively. The tax cost of investments is $588,807.
(3)	Except for warrants in twelve publicly traded companies and common stock in five publicly traded companies, all investments are restricted at September 30, 2011. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at September 30, 2011, and is therefore considered non-income producing.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment income:
Interest Income
Non Control/Non Affiliate investments	$16,405	$13,356	$50,146	$35,649
Affiliate investments	5	—	9	—
Control investments	—	766	777	2,487

Total interest income	$16,410	$14,122	$50,932	$38,136

Fees
Non Control/Non Affiliate investments	2,264	1,524	7,639	4,285
Control investments	10	—	84	246

Total fees	2,274	1,524	7,723	4,531

Total investment income	18,684	15,646	58,655	42,667

Operating expenses:
Interest	3,408	2,139	8,803	6,237
Loan fees	881	333	2,493	936
General and administrative	1,659	1,680	6,196	5,220
Employee Compensation:
Compensation and benefits	3,273	2,594	9,888	7,691
Stock-based compensation	870	752	2,518	1,959

Total employee compensation	4,143	3,346	12,406	9,650

Total operating expenses	10,091	7,498	29,898	22,043

Net investment income	8,593	8,148	28,757	20,624
Net realized gain (loss) on investments	(1,601)	(18,865)	3,429	(15,144)
Net increase (decrease) in unrealized appreciation on investments	(769)	2,894	(2,823)	(12,218)

Net realized and unrealized gain (loss)	(2,370)	(15,971)	606	(27,362)

Net increase (decrease) in net assets resulting from operations	$6,223	$(7,823)	$29,363	$(6,738)

Net investment income before investment gains and losses per common share:
Basic	$0.20	$0.23	$0.67	$0.57

Change in net assets per common share:
Basic	$0.14	$(0.23)	$0.67	$(0.20)

Diluted	$0.14	$(0.23)	$0.67	$(0.20)

Weighted average shares outstanding:
Basic	43,071	35,208	42,920	35,227

Diluted	43,337	35,208	43,251	35,227

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains(Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2009	35,634	$35	$409,036	$(10,029)	$(28,129)	$(4,056)	$(342)	$366,515
Net increase in net assets resulting from operations	—	—	—	(12,218)	(15,144)	20,624	—	(6,738)
Issuance of common stock	413	—	1,856	—	—	—	—	1,856
Issuance of common stock under restricted stock plan	488	1	—	—	—	—	—	1
Acquisition of common stock under repurchase plan	(403)	—	(3,699)	—	—	—	—	(3,699)
Issuance of common stock as stock dividend	140	—	1,332	—	—	—	—	1,332
Retired shares from net issuance	(114)	—	(1,160)	—	—	—	—	(1,160)
Dividends declared	—	—	—	—	—	(21,582)	—	(21,582)
Stock-based compensation	—	—	2,024	—	—	—	—	2,024

Balance at September 30, 2010	36,158	$36	$409,389	$(22,247)	$(43,273)	$(5,014)	$(342)	$338,549

Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,647)	$(342)	$412,532

Net increase in net assets resulting from operations	—	$—	$—	$(2,823)	$3,429	$28,757	$—	$29,363
Issuance of common stock	167	—	893	—	—	—	—	893
Issuance of common stock under restricted stock plan	253	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	123	—	1,245	—	—	—	—	1,245
Retired shares from net issuance	(79)	—	(887)	—	—	—	—	(887)
Issuance of the Convertible Senior Notes (see Note 4)	—	—	5,190	—	—	—	—	5,190
Dividends declared	—	—	—	—	—	(28,853)	—	(28,853)
Stock-based compensation	—	—	2,567	—	—	—	—	2,567

Balance at September 30, 2011	43,908	$43	$486,557	$(10,861)	$(47,604)	$(5,743)	$(342)	$422,050

See notes to consolidated financial statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$29,363	$(6,738)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by
Purchase of investments	(337,631)	(242,360)
Principal payments received on investments	223,193	180,754
Proceeds from sale of investments	17,053	7,295
Net unrealized appreciation (depreciation) on investments	2,823	12,218
Net realized (gain) loss on investments	(3,429)	15,144
Accretion of paid-in-kind principal	(1,651)	(2,366)
Accretion of loan discounts	(5,752)	(3,026)
Accretion of loan discount on Convertible Senior Notes	496	—
Accretion of loan exit fees	—	(956)
Depreciation	268	298
Stock-based compensation	480	553
Amortization of restricted stock grants	2,088	1,471
Amortization of deferred loan origination revenue	(1,755)	(2,137)
Change in operating assets and liabilities:
Interest receivable	(147)	(347)
Prepaid expenses and other assets	3,279	541
Accounts payable	(810)	(103)
Income tax payable	—	8
Accrued liabilities	(429)	(5,891)

Net cash used in by operating activities	(72,561)	(45,642)
Cash flows from investing activities:
Purchases of capital equipment	(122)	(218)
Other long-term assets	—	(137)

Net cash used in investing activities	(122)	(355)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6	1,856
Stock repurchase program	—	(3,699)
Forfeiture of Stock due to Employee Option Exercises	—	(1,160)
Dividends paid	(27,607)	(20,250)
Borrowings of credit facilities	43,750	29,400
Repayments of credit facilities	(25,000)	—
Issuance of Convertible Senior Notes	75,000	—
Cash paid for issuance costs for Convertible Senior Notes	(3,110)
Fees paid for credit facilities and debentures	(1,061)	(1,967)

Net cash provided by financing activities	61,978	4,180

Net decrease in cash	(10,705)	(41,817)
Cash and cash equivalents at beginning of period	107,014	124,828

Cash and cash equivalents at end of period	$96,309	$83,011

See notes to Consolidated Financial Statements (unaudited).

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development, from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and select lower middle market technology companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in Boston, Massachusetts, Boulder, Colorado and McLean, Virginia. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

In aggregate, HT II and HT III hold approximately $334.9 million in assets and accounted for approximately 35.5% of our total assets prior to consolidation at September 30, 2011.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2010. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Certain prior period information has been reclassified to conform to the current period presentation.

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At September 30, 2011, 83.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

The Company applies a procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, the Company also evaluates the collateral for recoverability of the debt investments as well as applies all of its historical fair value analysis. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2011 (unaudited) and as of December 31, 2010:

		Investments at Fair Value as of September 30, 2011
(in thousands) Description	9/30/2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$513,367	$—	$—	$513,367
Preferred stock	28,928	—	—	28,928
Common stock	6,864	5,889	—	975
Warrants	27,318	—	3,023	24,295

	$576,477	$5,889	$3,023	$567,565

		Investments at Fair Value as of December 31, 2010
(in thousands) Description	12/31/2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$394,198	$—	$—	$394,198
Subordinated debt	7,420	—	—	7,420
Preferred stock	24,607	—	—	24,607
Common stock	22,117	4,943	16,144	1,030
Warrants	23,690	—	6,289	17,401

	$472,032	$4,943	$22,433	$444,656

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011 (unaudited) and for the year ended December 31, 2010.

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, September 30, 2011
Senior Debt	$394,198	$(4,302)	$3,404	$362,866	$—	$(239,299)$	—	$—	$(3,500)	$513,367
Subordinated Debt	7,420	—	—	—	—	(7,420)	—	—	—	—
Preferred Stock	24,607	(941)	193	1,569	—	—	—	3,500	—	28,928
Common Stock	1,030	—	(55)	—	—	—	—	—	—	975
Warrants	17,401	(978)	5,034	4,505	—	—	(402)	—	(1,265)	24,295

Total	$444,656	$(6,221)	$8,576	$368,940	$—	$(246,719)	$(402)	$3,500	$(4,765)	$567,565

(in thousands)	Balance, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2010
Senior Debt	$319,129	$(12,835)	$(3,076)	$98,058	$(7,078)	$394,198
Subordinated Debt	—	—	—	7,420	—	7,420
Senior Debt-Second Lien	6,005	—	—	(6,005)	—	—
Preferred Stock	22,875	(1,250)	(995)	2,603	1,374	24,607
Common Stock	1,773	(15,037)	(743)	15,037	—	1,030
Warrants	11,076	(1,225)	568	8,650	(1,668)	17,401

Total	$360,858	$(30,347)	$(4,246)	$125,763	$(7,372)	$444,656

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 relate to the conversion of MaxVision Holding, LLC. debt to equity during the second quarter and the initial public offering of Pacira Pharmaceuticals, Inc.

For the nine months ended September 30, 2011, approximately $3.4 million and $3.8 million in unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $747,000 in unrealized depreciation was recorded for equity Level 3 investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2011 and September 30, 2010:

(in thousands)	Three months ended September 30, 2011					Nine months ended September 30, 2011
Portfolio Company	Type	Fair Value at September 30, 2011	Investment Income	Unrealized (Depreciation ) /Appreciation	Realized Gain /(Loss)	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$2,983	$10	$14	$—	$861	$(3,546)	—	$—
E-Band Communiations, Corp.	Non-Controlled Affiliate	—	5	(53)	—	9	(3,425)	—	—

Total		$2,983	$15	$(39)	$—	$870	$(6,971)	$—	$—

(in thousands)	Three months ended September 30, 2010					Nine months ended September 30, 2010
Portfolio Company	Type	Fair Value at September 30, 2011	Investment Income	Unrealized (Depreciation) /Appreciation	Realized Gain /(Loss)	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain /(Loss)
InfoLogix, Inc.	Control	$33,935	$796	$(4,266)	$—	$2,448	$(1,419)	$128	$2,491
E-Band Communiations, Corp.	Non-Controlled Affiliate	2,846	—	(371)	—	—	572	—	—

Total		$36,781	$796	$(4,637)	$—	$2,448	$(847)	$128	$2,491

The Company’s investment in InfoLogix, Inc., a company that was a Control Investment as of December 31, 2010, was sold to Stanley Black & Decker (NYSE:SWK) in January 2011. Approximately $8.3 million of realized gains and $8.4 million of net change in unrealized depreciation was recognized on this control investment during the three-month period ended March 31, 2011.

A summary of the composition of the Company’s investment portfolio as of September 30, 2011 (unaudited) and December 31, 2010 at fair value is shown as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$414,723	71.9%	$357,963	75.8%
Senior secured debt	125,962	21.9%	59,251	12.6%
Preferred stock	28,928	5.0%	26,813	5.7%
Subordinated Debt	—	0.0%	8,094	1.7%
Common Stock	6,864	1.2%	19,911	4.2%

	$576,477	100.0%	$472,032	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2011 (unaudited) and as of December 31, 2010 is shown as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$562,296	97.5%	$438,585	92.9%
Canada	808	0.1%	20,876	4.4%
England	9,082	1.6%	10,653	2.3%
Ireland	3,893	0.7%	—	0.0%
Israel	398	0.1%	1,918	0.4%

	$576,477	100.0%	$472,032	100.0%

The following table shows the fair value of our portfolio by industry sector at September 30, 2011 (unaudited) and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery	$81,264	14.1%	$52,777	11.2%
Drug Delivery	66,734	11.6%	35,250	7.5%
Internet Consumer & Business Services	65,975	11.4%	7,255	1.5%
Specialty Pharmaceuticals	61,603	10.7%	63,607	13.5%
Clean Tech	59,793	10.4%	25,722	5.4%
Communications & Networking	56,119	9.7%	65,098	13.8%
Information Services	38,812	6.7%	10,857	2.3%
Therapeutic	32,562	5.7%	25,300	5.4%
Media/Content/Info	30,852	5.4%	2,223	0.5%
Biotechnology Tools	23,796	4.1%	5,987	1.3%
Software	22,094	3.8%	96,508	20.4%
Diagnostic	14,889	2.6%	14,911	3.2%
Surgical Devices	7,683	1.3%	10,172	2.1%
Semiconductors	6,916	1.2%	3,227	0.7%
Consumer & Business Products	4,345	0.8%	45,316	9.6%
Electronics & Computer Hardware	3,040	0.5%	7,819	1.6%
Energy	—	0.0%	3	0.0%

	$576,477	100.0%	$472,032	100.0%

During the three and nine-month periods ended September 30, 2011 the Company made investments in debt securities, including restructured loans, totaling approximately $146.1 million and $351.3 million, respectively. During the three and nine-month periods ended September 30, 2011 the Company funded equity investments of approximately $1.1 million and $1.6 million, respectively. During the three and nine-month periods ended September 30, 2010, the Company made investments in debt securities, including restructured loans, totaling approximately $55.7 million and $286.0 million, respectively, and funded equity investments, including restructured loans, of approximately $187,000 and $18.0 million for the three and nine-month periods ended September 30, 2010.

During the three-months ended September 30, 2011, the Company recognized no realized gains or losses and for the nine-months ended September 30, 2011 the Company recognized net realized gains of approximately $10.1 million from the sale of common stock in its public portfolio companies. During the three and nine-months ended September 30, 2011, the Company recognized realized losses of approximately $1.6 million and $6.7 million from equity, loan, and warrant investments in portfolio companies that have been liquidated. During the nine months ended September 30, 2010, we recognized net realized gains of approximately $3.6 million from the sale of common stock in public portfolio companies, approximately $465,000 from mergers of private portfolio companies and realized losses of approximately $19.2 million from equity and warrant investments in portfolio companies that have been liquidated. During the three months ended September 30, 2010 we recognized realized losses of approximately $18.9 million from equity and loan investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $9.8 million and $6.6 million of unamortized fees at September 30, 2011 and December 31, 2010, respectively, and approximately $7.2 million and $5.1 million in exit fees receivable at September 30, 2011 and December 31, 2010, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $285,000 and $1.4 million in PIK income in the three and nine-month periods ended September 30, 2011, respectively. The Company recorded approximately $552,000 and $1.7 million in PIK income in the same periods ended September 30, 2010, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine-month periods ended September 30, 2011.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2011, approximately 60.9% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 38.3% of the loans were to porfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.8% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes and the SBIC debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Based on market quotations on or around September 30, 2011 the Convertible Senior Notes were trading for $0.875 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $211.6 million, compared to the carrying amount of $188.8 million as of September 30, 2011.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

4. Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. The Company’s net investment of $75.0 million in HT II as of September 30, 2011 fully funds the required regulatory capital for HT II. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of September 30, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of September 30, 2011, the Company held investments in HT II in 84 companies with a fair value of approximately $180.8 million, accounting for approximately 31.4% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of September 30, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding as of September 30, 2011. As of September 30, 2011, HT III has paid commitment fees of approximately $750,000. As of September 30, 2011, the Company held investments in HT III in 20 companies with a fair value of approximately $92.4 million, accounting for approximately 16.0% of the Company’s total portfolio. See Note 12.

There is no assurance that HT II or HT III will be able to draw to the maximum limit available under the SBIC program.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2011 as a result of having sufficient capital as defined under the SBA regulations. As of September 30, 2011, HT III could draw up to $36.25 million of additional leverage from SBA.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.88% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fee related to HT III debentures that pooled on September 21, 2011 was 0.285%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2011 for HT II was approximately $125.0 million with an average interest rate of approximately 5.0%. The average amount of debentures outstanding for the quarter ended September 30, 2011 for HT III was approximately $63.75 million with an average interest rate of approximately 3.5%.

In aggregate, HT II and HT III hold approximately $334.9 million in assets, and accounted for approximately 35.5% of our total assets prior to consolidation at September 30, 2011.

The Company reported the following SBA debentures outstanding on its Consolidated Balance Sheet as of September 30, 2011 (unaudited) and December 31, 2010:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30, 2011	December 31, 2010
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%	$58,050	$58,050
September 24, 2008	September 1, 2018	6.63%	$13,750	$38,750
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	$3,400	$3,400
September 22, 2010	September 1, 2020	3.62%	$6,500	$6,500
September 22, 2010	September 1, 2020	3.50%	$22,900	$32,900
March 29, 2011	March 1, 2021	4.37%	$28,750	$—
September 21, 2011	September 1, 2021	3.16%	$25,000	$—

Total SBA Debentures			$188,750	$170,000

(1)	Interest rate includes annual charge

At September 30, 2011 (unaudited) and December 31, 2010, the Company had the following borrowing capacity and outstanding borrowings:

	September 30, 2011		December 31, 2010
	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	75,000	—	50,000	—
Convertible Senior Notes(2)	75,000	70,082	—	—
SBA Debenture(3)	225,000	188,750	225,000	170,000

Total	$395,000	$258,832	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,918 at September 30, 2011.

(3)	The Company has the ability to borrow an additional $36.3 million subject to SBA approval and compliance with SBIC regulations for which they have received commitment.

Wells Facility

On August 25, 2008, the Company, through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50.0 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300.0 million if additional lenders are added to the syndicate. The Wells Facility expired in August 2011. Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. The Company has paid a total of approximately $1.1 million in structuring fees in connection with the Wells Facility which has been amortized through August 2011.

The Wells Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth of $250.0 million, contingent upon the Company’s total commitments under all lines of credit not exceeding $250.0 million. To the extent our total commitment exceeds $250.0 million, the minimum tangible net worth covenant will increase on a pro rata basis commensurate with our net worth on a dollar for dollar basis. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2011.

On June 20, 2011, we renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. Borrowings under the facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The facility will be secured by loans in the borrowing base. The Wells Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding Subordinated Indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. From September 1, 2011 through September 30, 2011, this non-use fee was 0.75%. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. This new arrangement replaced the previous $300.0 million Wells Facility under which Wells Fargo Capital Finance had committed $50.0 million in capital. On June 20, 2011, we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through August 2014. There was no outstanding debt under the Wells Facility at September 30, 2011.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. The Union Bank Facility required the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011. Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2011.

On June 7, 2011, the Company entered into an amendment to the Union Bank Facility which extended the borrowing termination date to September 30, 2011. The amendment to the Union Bank Facility also amends the maturity date of Union Bank’s $20.0 million commitment to mean the earliest of: (a) December 31, 2011; (b) the date on which Union Bank’s obligation to make loans is terminated and the obligations are declared to be due and payable or the commitment is terminated; or (c) the date of prepayment in full by the Company. There was no outstanding debt under the Union Bank Facility at September 30, 2011.

On November 2, 2011, the Company renewed and amended the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding Subordinated Indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. During the first quarter of 2009, the Company paid off all remaining principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility was terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $727,000 as of September 30, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

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

The Company may not redeem the Convertible Senior Notes prior to maturity. No sinking fund is provided for the Convertible Senior Notes. In addition, if certain corporate events occur, holders of the Convertible Senior Notes may require the Company to repurchase for cash all or part of their Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of September 30, 2011, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $4.9 million.

As of September 30, 2011, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of September 30, 2011
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,918)

Carrying value of debt	$70,082

For the three and nine months ended September 30, 2011, the components of interest expense and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Stated interest expense	$1,125	$2,062
Accretion of original issue discount	270	496
Amortization of debt issuance cost	144	264

Total interest expense	$1,539	$2,822

Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 7.9% for the three and nine months ended September 30, 2011.

5. Income taxes

The Company has elected to be taxed as a RIC under Subchapter M of the Code and intends to continue operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

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

During the quarter ended September 30, 2011, the Company declared a distribution of $0.22 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of September 30, 2011, approximately 97% would be from ordinary income and spill over earnings from 2010 and approximately 3% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2011 distributions to shareholders will actually be.

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

Taxable income for the nine-month period ended September 30, 2011 was approximately $27.1 million or $0.63 per share. Taxable net realized gains for the same period were $8.6 million or approximately $0.20 per share. Taxable income for the nine-month period ended September 30, 2010 was approximately $19.3 million or $0.55 per share. Taxable net realized losses for the same period were approximately $17.8 million or approximately $0.51 loss per share.

6. Shareholders’ Equity

At September 30, 2011, the Company was authorized to issue 100 million shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

On August 2, 2011, the Company approved the extension of the stock repurchase plan as previously approved on February 8, 2010 under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock set to expire on February 11, 2011 for an additional twelve month period with a new expiration date of February 26, 2012. During the nine month period ended September 30, 2011, the Company did not repurchase any common stock.

The Company has issued stock options for common stock subject to future issuance, of which 4,366,535 and 4,729,849 were outstanding at September 30, 2011 and December 31, 2010, respectively.

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

A summary of common stock options activity under the Company’s 2006 and 2004 Plans for the nine months ended September 30, 2011 and 2010 (unaudited) is as follows:

	For Nine Months Ended September 30,
	2011	2010
	Common Stock Options	Common Stock Options
Outstanding at Beginning of Period	4,729,849	4,924,405
Granted	526,700	368,250
Exercised	(156,994)	(413,337)
Cancelled	(733,020)	(222,923)

Outstanding at End of Period	4,366,535	4,656,395

Weighted-average exercise price	$11.39	$11.28

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At September 30, 2011, options for approximately 3.5 million shares were exercisable at a weighted average exercise price of approximately $11.92 per share with a weighted average remaining contractual term of 2.45 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the nine-month periods ended September 30, 2011 and 2010 was approximately $1.2 million and $652,000 million respectively. During the three month periods ended September 30, 2011 and 2010, approximately $126,000 and $182,000 of share-based cost due to stock option grants was expensed, respectively. During the nine-month periods ended September 30, 2011 and 2010, approximately $480,000 and $538,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2011, there was approximately $1.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.23 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the nine-month periods ended September 30, 2011 and 2010 (unaudited):

	For Nine Months Ended September
	2011	2010
Expected Volatility	46.39%	46.39%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.79% - 1.98%	1.10% - 2.51%

The following table summarizes stock options outstanding and exercisable at September 30, 2011 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $6.74	488,559	4.46	$2,105	$4.21	323,411	$4.46	$1,393	$4.21
$8.49 - $12.84	2,232,726	4.16	1	11.43	1,516,925	3.08	—	11.90
$13.00 - $15.00	1,645,250	1.47	—	13.46	1,645,250	1.47	—	13.46

Total	4,366,535	3.18	$2,106	$11.39	3,485,586	$2.45	$1,393	$11.92

During the nine months ended September 30, 2011 and 2010, respectively, the Company granted approximately 306,600 and 491,500 shares of restricted stock pursuant to the Plans. Each restricted stock award granted in 2011 and 2010 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the nine-month periods ended September 30, 2011 and 2010, was approximately $3.4 million and $5.1 million, respectively. During the three month periods ended September 30, 2011 and 2010, the Company expensed approximately $762,000 and $582,000 of compensation expense related to restricted stock, respectively. During the nine-month periods ended September 30, 2011 and 2010, the Company expensed approximately $2.1 million and $1.5 million of compensation expense related to restricted stock, respectively. As of September 30, 2011, there was approximately $6.8 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.77 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Numerator
Net increase in net assets resulting from operations	$6,223	$(7,823)	$29,363	$(6,738)
Less: Dividends declared-common and restricted shares	(9,648)	(7,197)	(28,853)	(21,582)

Undistributed earnings	(3,425)	(15,020)	510	(28,320)

Undistributed earnings-common shares	(3,425)	(15,020)	510	(28,320)
Add: Dividend declared-common shares	9,473	7,034	28,329	21,152

Numerator for basic and diluted change in net assets per common share	$6,048	$(7,986)	$28,839	$(7,168)

Denominator
Basic weighted average common shares outstanding	43,071	35,208	42,920	35,227
Common shares issuable	265	—	331	—

Weighted average common shares outstanding assuming dilution	43,336	35,208	43,251	35,227
Change in net assets per common share
Basic	$0.14	$(0.23)	$0.67	$(0.20)
Diluted	$0.14	$(0.23)	$0.67	$(0.20)

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three and nine-month periods ended September 30, 2011 and 2010, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 2.5 million and 3.9 million shares, respectively.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2011 and 2010:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
Per share data:
Net asset value at beginning of period	$9.50	$10.29
Net investment income	0.67	0.59
Net realized gain (loss) on investments	0.08	(0.43)
Net unrealized appreciation (depreciation) on investments	(0.07)	(0.35)

Total from investment operations	0.68	(0.19)
Net increase/(decrease) in net assets from capital share transactions	0.04	(0.19)
Distributions	(0.67)	(0.61)
Stock-based compensation expense included in investment income(1)	0.06	0.06

Net asset value at end of period	$9.61	$9.36

Ratios and supplemental data:
Per share market value at end of period	$8.52	$10.11
Total return(2)	(-12.62%)	(-0.65%)
Shares outstanding at end of period	43,908	36,158
Weighted average number of common shares outstanding	42,920	35,208
Net assets at end of period	$422,050	$338,549
Ratio of operating expense to average net assets	9.53%	7.01%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.17%	7.62%
Average debt outstanding	$220,664	$223,766
Weighted average debt per common share	$5.14	$6.36
Portfolio turnover	4.17%	1.72%

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

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at September 30, 2011 totaled approximately $148.2 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $136.0 million of non-binding term sheets outstanding at September 30, 2011. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $278,000 and $832,000 during the three and nine month periods ended September 30, 2011 respectively. There was approximately $268,000 and $765,000 recorded in the same periods ended September 30, 2010.

Future commitments under operating leases as of September 30, 2011 (unaudited) were as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Operating Lease Obligations(1)	$2,488	$1,242	$1,245	$—	$—

Total	$2,488	$1,242	$1,245	$—	$—

(1)	Long-term facility leases.

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

12. Subsequent Events

Portfolio Company Developments

In October 2011, Hercules’ portfolio company LaboPharm, Inc. was acquired by Paladin Labs resulting in the full repayment of Hercules’ debt of approximately $12.0 million and the cancellation of the remaining warrants.

Company Developments

In October 2011, Hercules announced the opening of its new office in McLean, Virginia, thereby expanding to the Mid-Atlantic and South-Atlantic regions.

On November 2, 2011, Hercules renewed and amended the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility will mature on November 2, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of a protracted decline in the liquidity of the credit markets on our business;

•	our informal relationships with third parties including the venture capital industry;

•	the expected market for venture capital investments and our addressable market;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access the debt and equity markets;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a business development company, a small business investment company and a regulated investment company;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies.

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuation of interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

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

Overview

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and select lower middle market technology companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and also may finance certain publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as through additional offices in Boston, Massachusetts, Boulder, Colorado, and McLean, Virginia.

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

From incorporation through December 31, 2005, we were taxed as a corporation under Subchapter C of the Internal Revenue Code, or the Code. As of January 1, 2006, we have elected to be treated for federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, such an election and qualification to be treated as a RIC requires that we comply with certain requirements contained in Subchapter M of the Code. For example, a RIC must meet certain requirements, including source-of income, asset diversification and income distribution requirements. The income source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” Qualified earnings may exclude such income as management fees received in connection with our SBIC or other potential outside managed funds and certain other fees.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. Our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and select lower middle market companies. We have focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

Portfolio and Investment Activity

The total value of our investment portfolio was $576.5 million at September 30, 2011 as compared to $472.0 million at December 31, 2010.

Debt commitments for the nine-month period ended September 30, 2011 included commitments of approximately $298.3 million to twenty-five new portfolio companies and $164.8 million to fourteen existing companies. During the three and nine month periods ended September 30, 2011 we made debt commitments to new and existing portfolio companies, including restructured loans, totaling $214.7 million and $463.1 million and funded approximately $147.2 million and $356.4 million, respectively, of debt and equity investments. During the three and nine-month periods ended September 30, 2011 we made and funded equity commitments of $1.1 million to two existing companies and $1.6 to three existing companies.

At September 30, 2011, we had unfunded contractual commitments of approximately $148.2 million to twenty-six portfolio companies. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we have approximately $136.0 million of non-binding term sheets outstanding to nine new and existing companies at September 30, 2011. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at September 30, 2011 was approximately $513.4 million, compared to a fair value of approximately $352.0 million at September 30, 2010. The fair value of the equity portfolio at September 30, 2011 and 2010 was approximately $35.8 million and $39.4 million, respectively. The fair value of our warrant portfolio at September 30, 2011 and 2010 was approximately $27.3 million and $19.0 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the nine-month period ended September 30, 2011, we received normal principal amortization repayments of approximately $51.0 million, and early repayments and working line of credit pay-downs of approximately $172.2 million. During the nine-month period ended September 30, 2011, we restructured the debt for three portfolio companies for approximately $8.1 million, $4.7 million and $3.3 million, converted $3.5 million of debt to equity, and received approximately $23.8 million in early repayments associated with the sale of Infologix, Inc.

Total portfolio investment activity as of September 30, 2011 (unaudited) and for the year ended December 31, 2010 is as follows:

(in millions)	September 30, 2011	December 31, 2010
Beginning Portfolio	$472.0	$374.7
Purchase of debt investments	332.3	320.4
Equity Investments	6.3	2.3
Sale of Investments	(17.5)	(34.2)
Principal payments received on investments	(54.4)	(81.6)
Early pay-offs and recoveries	(168.8)	(114.5)
Accretion of loan discounts and paid-in-kind principal	9.2	3.3
Net change in unrealized depreciation in investments	(2.6)	1.6
Restructure fundings	16.1	78.4
Restructure payoffs	(16.1)	(78.4)

Ending Portfolio	$576.5	$472.0

The following table shows the fair value of our portfolio of investments by asset class:

	September 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$414,723	71.9%	$357,963	75.8%
Senior secured debt	125,962	21.9%	59,251	12.6%
Preferred stock	28,928	5.0%	26,813	5.7%
Subordinated Debt	—	0.0%	8,094	1.7%
Common Stock	6,864	1.2%	19,911	4.2%

	$576,477	100.0%	$472,032	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	September 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$562,296	97.5%	$438,585	92.9%
Canada	808	0.1%	20,876	4.4%
England	9,082	1.6%	10,653	2.3%
Ireland	3,893	0.7%	—	0.0%
Israel	398	0.1%	1,918	0.4%

	$576,477	100.0%	$472,032	100.0%

Our portfolio companies are primarily privately-held expansion and established-stage companies in the biotechnology, drug discovery, drug delivery, specialty pharmaceuticals, therapeutics, clean technology, communications and networking, consumer and business products, electronics and computers, information services, internet consumer and business services and products, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

As of September 30, 2011, over 99.2% of our debt investments were in a senior secured position, and more than 91.1% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of September 30, 2011, we held warrants in 104 portfolio companies, with a fair value of approximately $27.3 million. These warrant holdings would require us to invest approximately $70.7 million to exercise such warrants. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests. The value of our senior secured debt (without warrants) at September 30, 2011 was approximately $126.0 million compared to approximately $59.3 million at December 31, 2010. The increase was primarily attributable to two new investments in lower middle market technology companies in the nine month period ended September 30, 2011, which typically do not have equity enhancement features.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine months ended September 30, 2011 and September 30, 2010:

(in thousands)	Three months ended September 30, 2011					Nine months ended September 30, 2011
Portfolio Company	Type	Fair Value at September 30, 2011	Investment Income	Unrealized (Depreciation ) /Appreciation	Realized Gain /(Loss)	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$2,983	$10	$14	$—	$861	$(3,546)	—	$—
E-Band Communiations, Corp.	Non-Controlled Affiliate	—	5	(53)	—	9	(3,425)	—	—

Total		$2,983	$15	$(39)	$—	$870	$(6,971)	$—	$—

(in thousands)	Three months ended September 30, 2010					Nine months ended September 30, 2010
Portfolio Company	Type	Fair Value at September 30, 2011	Investment Income	Unrealized (Depreciation) /Appreciation	Realized Gain /(Loss)	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain /(Loss)
InfoLogix, Inc.	Control	$33,935	$796	$(4,266)	$—	$2,488	$(1,419)	$128	$2,500
E-Band Communiations, Corp.	Non-Controlled Affiliate	2,846	—	(371)	—	—	572	—	—

Total		$36,781	$796	$(4,637)	$—	$2,488	$(847)	$128	$2,500

The Company’s investment in InfoLogix, Inc., a company that was a Control Investment as of December 31, 2010, was sold to Stanley Black & Decker (NYSE:SWK) in January 2011. Approximately $8.3 million of realized gains and $8.4 million of net change in unrealized depreciation was recognized on this control investment during the three-month period ended March 31, 2011.

The following table shows the fair value of our portfolio by industry sector at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery	$81,264	14.1%	$52,777	11.2%
Drug Delivery	66,734	11.6%	35,250	7.5%
Internet Consumer & Business Services	65,975	11.4%	7,255	1.5%
Specialty Phamaceuticals	61,603	10.7%	63,607	13.5%
Clean Tech	59,793	10.4%	25,722	5.4%
Communications & Networking	56,119	9.7%	65,098	13.8%
Information Services	38,812	6.7%	10,857	2.3%
Therapeutic	32,562	5.7%	25,300	5.4%
Media/Content/Info	30,852	5.4%	2,223	0.5%
Biotechnology Tools	23,796	4.1%	5,987	1.3%
Software	22,094	3.8%	96,508	20.4%
Diagnostic	14,889	2.6%	14,911	3.2%
Surgical Devices	7,683	1.3%	10,172	2.1%
Semiconductors	6,916	1.2%	3,227	0.7%
Consumer & Business Products	4,345	0.8%	45,316	9.6%
Electronics & Computer Hardware	3,040	0.5%	7,819	1.6%
Energy	—	0.0%	3	0.0%

	$576,477	100.0%	$472,032	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$108,038	21.0%	$65,345	16.3%
2	368,878	71.9%	232,713	57.9%
3	24,866	4.8%	90,739	22.6%
4	8,602	1.7%	8,777	2.2%
5	2,983	0.6%	4,045	1.0%

	$513,367	100.0%	$401,619	100.0%

As of September 30, 2011, our investments had a weighted average investment grading of 1.96 as compared to 2.21 at December 31, 2010. The improvement in investment grading is primarily attributable to one new investment rated 1 and the improvements from rated 2 to rated 1 of two investments, approximately 27 new investments to the portfolio rated 2, and the improvement from level 3 to level 2 of four investments. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At September 30, 2011, four portfolio companies were graded 3, three portfolio companies were graded 4, and two portfolio companies were graded 5 as compared to eight portfolio companies that were graded 3, two portfolio companies that were graded 4 and two portfolio companies that were graded 5 at December 31, 2010.

At September 30, 2011, there was one portfolio company on non-accrual status with a fair value of zero. There were two loans on non-accrual status as of December 31, 2010 with a fair value of approximately $4.0 million. During the three months ended March 31, 2011 we wrote off our warrant, equity and debt investments in one of these portfolio companies for a realized loss of approximately $5.2 million.

The effective yield on our debt investments for the nine month periods ended September 30, 2011 and 2010 was 17.8% and 16.2%, respectively. This yield was higher period over period due to unearned income accelerations attributed to early payoffs. The effective yield on our debt investments for the nine month periods ended September 30, 2011 and 2010 excluding payoffs was 11.5% and 11.3%, respectively.

The overall weighted average yield to maturity of our loan obligations was approximately 13.0% and 13.9% at September 30, 2011 and December 31, 2010. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from PRIME to 14% as of September 30, 2011. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, PIK provisions, prepayment fees, and diligence fees, which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $9.8 million and $6.6 million of unamortized fees at September 30, 2011 and December 31, 2010, respectively, and approximately $7.2 million and $5.1 million in exit fees receivable at September 30, 2011 and December 31, 2010, respectively.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $1.4 million and $1.7 million in PIK income in the nine month periods ended September 30, 2011 and 2010.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property.

At September 30, 2011, approximately 60.9% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 38.3% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.8% of portfolio company loans had an equipment only lien.

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

Results of Operations

Comparison of the three and nine-month periods ended September 30, 2011 and 2010

Investment Income

Interest income totaled approximately $16.4 and $50.9 million for the three and nine-month periods ended September 30, 2011, compared to $14.1 and $38.1 million for the three and nine-month periods ended September 30, 2010. Income from commitment, facility and loan related fees totaled approximately $2.3 and $7.7 million for the three and nine-month period ended September 30, 2011, compared with $1.5 and $4.5 million for the same periods ended September 30, 2010, respectively. The increase in interest income is attributable to a higher average interest earning investment portfolio and income from early repayments. Income from commitment, facility and loan related fees are primarily the result of an increase in facilities fees of approximately $1.4 million during the period ended September 30, 2011 compared to the same period ended September 30, 2010.

PIK Income

The following table shows the PIK-related activity for the nine months ended September 30, 2011 and 2010, at cost:

	Nine months ended September 30,
(in thousands)	2011	2010
Beginning PIK loan balance	$3,955	$2,315
PIK interest capitalized during the period	1,801	2,366
Payments received from PIK loans	(3,567)	(1,087)
PIK converted to other securities	(440)	—
Realized Loss	—	(327)

Ending PIK loan balance	$1,749	$3,267

The increase in payments received from PIK loans during the nine months September 30, 2011 includes $1.5 million of PIK collected in conjunction with the sale of our investment in Infologix, Inc. in the first quarter of 2011.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $10.1 million and $7.5 million during the three month periods ended September 30, 2011 and 2010, respectively. Operating expenses totaled approximately $29.9 million and $22.0 million during the nine month periods ended September 30, 2011 and 2010, respectively.

Interest and fees totaled approximately $4.3 million and approximately $11.3 million during the three and nine month periods ended September 30, 2011, respectively, and approximately $2.5 million and $7.2 million during the three and nine month periods ended September 30, 2010. The increase is primarily attributed to $1.3 million and $2.3 million of interest and fee expenses during the three and nine month periods ended September 30, 2011, respectively, related to the $75.0 million of Convertible Senior Notes issued on April 15, 2011. Additionally, the Company incurred approximately $271,000 and $496,000 of non cash interest expense during the three and nine month periods ended September 30, 2011, respectively, attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. The Company had a weighted average cost of debt comprised of interest and fees of approximately 6.5% at September 30, 2011, as compared to 6.2% during the third quarter of 2010. The increase was primarily attributed to the weighted average cost of debt on the senior convertible notes of 8.2% offset by a lower weighted average cost of debt on outstanding SBA debentures at 5.2% in the third quarter of 2011 versus 6.1% in the third quarter of 2010.

General and administrative expenses include legal, consulting and accounting fees, insurance premiums, rent, workout and various other expenses. Expenses remained relatively flat at approximately $1.7 million for the three month periods ended September 30, 2011 and 2010 and increased to $6.2 million from $5.2 million for the nine month periods ended September 30, 2011 and 2010, respectively, primarily due to increased recruiting, accounting and legal expenses.

Employee compensation and benefits totaled approximately $3.3 million and approximately $9.9 million during the three and nine-month periods ended September 30, 2011, respectively. Employee compensation and benefits totaled approximately $2.6 million and approximately $7.7 million during the three and nine-month periods ended September 30, 2010, respectively. This increase is primarily due to an increase in employee headcount and increased salary and executive severance costs as compared to the same period of 2010. We expect to continue to hire to meet our portfolio growth. Stock-based compensation totaled approximately $870,000 and approximately $2.5 million during the three and nine month periods ended September 30, 2011 respectively and approximately $752,000 and approximately $2.0 million during the three and nine month periods ended September 30, 2010. These increases were due primarily to the expense on restricted stock grants issued in the first quarter of 2011. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.20 for the quarter ended September 30, 2011 compared to $0.23 per share in the quarter ended September 30, 2010. Net investment income before investment gains and losses for the three and nine month periods ended September 30, 2011 totaled $8.6 million and $28.8 million, respectively as compared to $8.1 million and $20.6 million in the three and nine month periods ended June 30, 2010, respectively. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

During the three and nine-months ended September 30, 2011 the Company recognized total net realized gains of approximately $10.1 million from the sale of common stock in its public portfolio companies and realized losses of approximately $1.6 million and approximately $6.7 million from equity, loan, and warrant investments in portfolio companies that have been liquidated. The loss is primarily attributed to the termination of warrants in LaboPharm, Inc. of $0.6 million and the write-off of equity in Solarflare, Inc. of $0.6 million. During the three and nine-month period ended September 30, 2010 the Company recognized net realized losses of approximately $18.9 million and approximately $19.2 million from equity, loan and warrant investments in portfolio companies that have been liquidated and realized gains of approximately $3.6 million from the sale of common stock in public companies and approximately $465,000 from the mergers of private portfolio companies.

A summary of realized gains and losses for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in millions)
Realized gains	$0.3	$—	$10.6	$4.4
Realized losses	(1.9)	(18.9)	(7.2)	(19.5)

Net realized gains (losses)	$(1.6)	$(18.9)	$3.4	$(15.1)

During the three month period ended September 30, 2011 net change in unrealized depreciation totaled approximately $769,000 from loan, warrant and equity investments. Approximately $5.9 million was due to net unrealized appreciation on equity and loans, primarily attributed to the exercise of our warrants in Aveo Pharmaceuticals, Inc. to common shares. Approximately $6.6 million was due to unrealized depreciation on warrant investments, primarily attributable to the exercise of our warrants and the decrease in fair market value for public company holdings.

During the nine month period ended September 30, 2011 net change in unrealized depreciation totaled approximately $2.8 from loan, warrant and equity investments. Approximately $4.0 million was due to net unrealized appreciation on debt and warrants, primarily attributable to the increase in fair market value for public company holdings. Approximately $6.8 million was due to unrealized depreciation on equity investments, primarily attributable to the sale of InfoLogix, Inc. in the first quarter of 2011. Approximately $8.3 million of realized gains and $8.4 million of net change in unrealized depreciation was recognized on this control investment during the three-month period ended March 31, 2011.

During the same periods ending September 30, 2010 net unrealized appreciation totaled approximately $2.9 million and net unrealized depreciation totaled approximately $12.2 million, respectively.

For the three month period ended September 30, 2011 approximately $2.2 million and $3.7 million of the net unrealized appreciation recognized was attributable to debt and equity investments, respectively, and approximately $6.6 million of net unrealized depreciation on our warrant investments. Included in this amount is unrealized appreciation of approximately $1.5 million attributable to the reversal of prior period net unrealized depreciation upon being realized as a loss and approximately $2.9 million in unrealized depreciation attributable to the exercise of warrants to equity. For the nine month period ended September 30, 2011 approximately $3.4 million and $616,000 of the net unrealized appreciation was attributable to debt and warrant investments, respectively, and approximately $6.8 million of depreciation was attributable to equity investments. As of September 30, 2011, the net unrealized depreciation recognized by the Company was increased by approximately $229,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. This net unrealized appreciation was primarily comprised of increases in the fair value of our portfolio companies due to positive company performance and market conditions.

The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
(in thousands)	2011	2010
Gross unrealized appreciation on portfolio investments	$11,928	$4,565
Gross unrealized depreciation on portfolio investments	(11,423)	(15,824)
Reversal of prior period net unrealized appreciation upon realization	(3,323)	(3,912)
Reversal of prior period net unrealized depreciation upon realization	1,913	17,888
Citigroup Warrant Participation	136	177

Net unrealized appreciation (depreciation) on portfolio investments	$(769)	$2,894

	Nine Months Ended September 30,
(in thousands)	2011	2010
Gross unrealized appreciation on portfolio investments	$41,945	$26,369
Gross unrealized depreciation on portfolio investments	(38,833)	(52,867)
Reversal of prior period net unrealized appreciation upon realization	(13,225)	(3,902)
Reversal of prior period net unrealized depreciation upon realization	7,519	18,048
Citigroup Warrant Participation	(229)	134

Net unrealized appreciation (depreciation) on portfolio investments	$(2,823)	$(12,218)

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three and nine months ended September 30, 2011, the net increase in net assets resulting from operations totaled approximately $6.2 million and $29.4 million, respectively. For the three and nine months ended September 30, 2010, the net decrease in net assets resulting from operations totaled approximately $7.8 million and $6.7 million. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share for the three and nine-month periods ended September 30, 2011 was $0.14 and $0.67, respectively, as compared to basic and fully diluted change in net assets per common share of $(0.23) and $(0.20) for the three and nine-month periods ended September 30, 2010, respectively.

Financial Condition, Liquidity, and Capital Resources

At September 30, 2011, we had approximately $96.3 million in cash and cash equivalents and available borrowing capacity of approximately $75.0 million under the Wells Facility, $20.0 million under the Union Bank Facility and $36.25 million under the SBA program, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

As of September 30, 2011, net assets totaled $422.1 million, with a net asset value per share of $9.61. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2011 Annual Shareholder Meeting held on June 1, 2011, our shareholders authorized us, with the approval of our Board of Directors, to sell up to 20% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2011 our asset coverage ratio under our regulatory requirements as a business development company was 971.5%, excluding our SBIC debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBIC debentures was 263.1% at September 30, 2011.

During the nine months ended September 30, 2011, our operating activities used $72.5 million of cash and cash equivalents, compared to $45.6 million used during the nine months ended September 30, 2010. The $26.9 million increase in cash used in operating activities resulted primarily from increased investing activity. During the nine months ended September 30, 2011, our financing activities provided $62.0 million of cash, compared to $4.2 million during the nine months ended September 30, 2010. This $57.9 million increase in cash provided by financing activities was due primarily due to the issuance of $75.0 million of Convertible Senior Notes in April 2011.

At September 30, 2011 and December 31, 2010, we had the following borrowing capacity and outstanding amounts:

	September 30, 2011		December 31, 2010
	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	75,000	—	50,000	—
Convertible Senior Notes(2)	75,000	70,082	—	—
SBA Debenture(3)	225,000	188,750	225,000	170,000

Total	$395,000	$258,832	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the Convertible Senior Notes was $4,918 at September 30, 2011.

(3)	The Company has the ability to borrow an additional $36.3 million subject to SBA approval and compliance with SBIC regulations.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as SBICs under the SBIC program and are able to borrow funds from the SBA against eligible investments. As of September 30, 2011, all required contributed capital from the Company has been invested into HT II and HT III. The Company is the sole limited partner of HT II and HT III and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2011 as a result of having sufficient capital as defined under the SBA regulations. In aggregate, HT II and HT III hold approximately $334.9 million in assets, and accounted for approximately 35.5% of our total assets prior to consolidation at September 30, 2011.

With our net investment of $75.0 million in HT II as of September 30, 2011, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, of which $125.0 million was outstanding at September 30, 2011. As of September 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of September 30, 2011, we held investments in HT II in 84 companies with a fair value of approximately $180.8 million, accounting for approximately 31.4% of our total portfolio at September 30, 2011.

As of September 30, 2011, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of September 30, 2011, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $50.0 million in HT III as of September 30, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding at September 30, 2011. As of September 30, 2011, HT III has paid the SBA commitment fees of approximately $750,000. As of September 30, 2011, we held investments in HT III in 20 companies with a fair value of approximately $92.4 million accounting for approximately 16.0% of our total portfolio at September 30, 2011.

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30, 2011	December 31, 2010
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%	$58,050	$58,050
September 24, 2008	September 1, 2018	6.63%	$13,750	$38,750
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	$3,400	$3,400
September 22, 2010	September 1, 2020	3.62%	$6,500	$6,500
September 22, 2010	September 1, 2020	3.50%	$22,900	$32,900
March 29, 2011	March 1, 2021	4.37%	$28,750	$—
September 21, 2011	September 1, 2021	3.16%	$25,000	$—

Total SBA Debentures			$188,750	$170,000

(1)	Interest rate includes annual charge

Current Market Conditions

Beginning in the fall of 2008, the global economy entered a financial crisis and recession. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown. Although there have been signs of recovery in many regions, economic weakness could continue or worsen. For example, the current U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” on August 5, 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. We anticipate that there may be yield compression as 2011 comes to an end, however, given our level of liquidity and pipeline, we believe that we are well positioned despite the uncertainty in the market. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our origination activity unfunded commitments may be significant from time to time. As of September 30, 2011, we had unfunded commitments of approximately $148.2 million. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Wells Facility, our Union Bank Facility and proceeds from Senior Secured Notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $136.0 million of non-binding term sheets outstanding with nine companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term from prior release are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2011:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years(3)	After 5 years(4)
Borrowings	$258,832	$—	$—	$70,082	$188,750
Operating Lease Obligations(5)	2,488	1,242	1,245	—	—

Total	$261,320	$1,242	$1,245	$70,082	$188,750

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation obligation with Citigroup. See “Borrowings.”
(3)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the Convertible Senior Notes was $4,918 at September 30, 2011.
(4)	Borrowings under the SBA debentures
(5)	Long-term facility leases

Hercules and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by Hercules to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of September 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of September 30, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of September 30, 2011, the Company held investments in HT II in 84 companies with a fair value of approximately $180.8 million, accounting for approximately 31.4% of our total portfolio at September 30, 2011.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of September 30, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding as of September 30, 2011. As of September 30, 2011, HT III has paid commitment fees of approximately $750,000. As of September 30, 2011, the Company held investments in HT III in 20 companies with a fair value of approximately $92.4 million accounting for approximately 16.0% of our total portfolio at September 30, 2011.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2011 as a result of having sufficient capital as defined under the SBA regulations. As of September 30, 2011, HT III could draw up to $36.25 million, respectively, of additional leverage from SBA.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.88% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fee related to HT III debentures that pooled on September 21, 2011 was 0.285%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2011 for HT II was approximately $125.0 million with an average interest rate of approximately 5.0%. The average amount of debentures outstanding for the quarter ended September 30, 2011 for HT III was approximately $63.75 million with an average interest rate of approximately 3.5%.

Wells Facility

On August 25, 2008, Hercules, through a special purpose wholly-owned subsidiary, Hercules Funding II, LLC, entered into a two-year revolving senior secured credit facility with an optional one-year extension with total commitments of $50.0 million, with Wells Fargo Capital Finance as a lender and as an arranger and administrative agent (the “Wells Facility”). The Wells Facility has the capacity to increase to $300.0 million if additional lenders are added to the syndicate. The Wells Facility expired in August 2011.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.25% or PRIME plus 2.0%, but not less than 5.0%. The Wells Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. We have paid a total of $1.1 million in structuring fees in connection with the Wells Facility which has been amortized through August 2011.

The Wells Facility includes various financial and operating covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding Subordinated Indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2011.

On June 20, 2011, we renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. Borrowings under the facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The facility will be secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. From September 1, 2011 through September 30, 2011, this non-use fee was 0.75%. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the new credit facility. This new arrangement replaced the previous $300.0 million Wells Facility under which Wells Fargo Capital Finance had committed $50.0 million in capital. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. There was no outstanding debt under the Wells Facility at September 30, 2011.

We anticipate incurring a non-use fee expense of approximately $200,000 or $0.005 per share per quarter until we borrow under the Wells Facility. In total, we expect the expense from the Convertible Senior Notes and facility fees to negatively impact earnings in the near term by approximately $1.5 million or $0.04 per quarter until any of the capital is deployed.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. The Union Bank Facility required the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011. Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2011.

On June 7, 2011, we entered into an amendment to the Union Bank Facility which extended the borrowing termination date to September 30, 2011. The amendment to the Union Bank Facility also amends the maturity date of Union Bank’s $20.0 million commitment to mean the earliest of: (a) December 31, 2011; (b) the date on which Union Bank’s obligation to make loans is terminated and the obligations are declared to be due and payable or the commitment is terminated; or (c) the date of prepayment in full by the Company. There was no outstanding debt under the Union Bank Facility at September 30, 2011.

On November 2, 2011, we renewed and amended the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding Subordinated Indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principle amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of September 30, 2011, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $70.1 million.

        The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

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

We may not redeem the Convertible Senior Notes prior to maturity. No sinking fund is provided for the Convertible Senior Notes. In addition, if certain corporate events occur, holders of the Convertible Senior Notes may require us to repurchase for cash all or part of their Convertible Senior Notes at a repurchase price equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest through, but excluding, the required repurchase date.

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

As of September 30, 2011, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of September 30, 2011
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,918)

Carrying value of debt	$70,082

For the three and nine months ended September 30, 2011, the components of interest expense and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
(in thousands)
Stated interest expense	$1,125	$2,062
Accretion of original issue discount	270	496
Amortization of debt issuance cost	144	264

Total interest expense	$1,539	$2,822

Cash paid for interest expense	$—	$—

As of September 30, 2011, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2011 for more detail on the Convertible Senior Notes.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. During the first quarter of 2009, we paid off all remaining principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $727,000 as of September 30, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

Outstanding Borrowings

At September 30, 2011 and December 31, 2010, we had the following borrowing capacity and outstanding borrowings:

	September 30, 2011		December 31, 2010
	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$20,000	$—	$20,000	$—
Wells Facility	75,000	—	50,000	—
Convertible Senior Notes(2)	75,000	70,082	—	—
SBA Debenture(3)	225,000	188,750	225,000	170,000

Total	$395,000	$258,832	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined above), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined above) less the unaccreted discount initially recorded upon issuance of the Convertible Notes. The total unaccreted discount for the Convertible Senior Notes was $4,918 at September 30, 2011.

(3)	The Company has the ability to borrow an additional $36.3 million subject to SBA approval and compliance with SBIC regulations for which they have received a commitment.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.025
December 9, 2005	January 6, 2006	January 27, 2006	0.300
April 3, 2006	April 10, 2006	May 5, 2006	0.300
July 19, 2006	July 31, 2006	August 28, 2006	0.300
October 16, 2006	November 6, 2006	December 1, 2006	0.300
February 7, 2007	February 19, 2007	March 19, 2007	0.300
May 3, 2007	May 16, 2007	June 18, 2007	0.300
August 2, 2007	August 16, 2007	September 17, 2007	0.300
November 1, 2007	November 16, 2007	December 17, 2007	0.300
February 7, 2008	February 15, 2008	March 17, 2008	0.300
May 8, 2008	May 16, 2008	June 16, 2008	0.340
August 7, 2008	August 15, 2008	September 19, 2008	0.340
November 6, 2008	November 14, 2008	December 15, 2008	0.340
February 12, 2009	February 23, 2009	March 30, 2009	0.320	*
May 7, 2009	May 15, 2009	June 15, 2009	0.300
August 6, 2009	August 14, 2009	September 14, 2009	0.300
October 15, 2009	October 20, 2009	November 23, 2009	0.300
December 16, 2009	December 24, 2009	December 30, 2009	0.040
February 11, 2010	February 19, 2010	March 19, 2010	0.200
May 3, 2010	May 12, 2010	June 18, 2010	0.200
August 2, 2010	August 12, 2010	September 17, 2010	0.200
November 4, 2010	November 10, 2010	December 17, 2010	0.200
March 1, 2011	March 10, 2011	March 24, 2011	0.220
May 5, 2011	May 11, 2011	June 23, 2011	0.220
August 4, 2011	August 15, 2011	September 15, 2011	0.220
November 3, 2011	November 14, 2011	November 29, 2011	0.220

			$6.685

*	Dividend paid in cash and stock.

On November 3, 2011, the Board of Directors announced a cash dividend of $0.22 per share to be paid on November 29, 2011 to shareholders of record as of November 14, 2011. This dividend is the Company’s twenty-fifth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $6.69 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the tax attributes of our 2011 distributions to stockholders. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2011, approximately 97% would be from ordinary income and spillover earnings from 2010, and 3% would be a return of capital.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At September 30, 2011, approximately 83.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

We apply a procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, we also evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis. We use pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2011, we had one portfolio company on non-accrual status with a fair value of zero. There were two loans on non-accrual status with a fair value of approximately $4.0 million as of December 31, 2010. During the three months ended March 31, 2011 we wrote off our warrant, equity and debt investments in one of these portfolio companies for a realized loss of approximately $5.2 million.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $285,000 and $1.4 million in PIK income in the three and nine-month periods ended September 30, 2011, respectively. The Company recorded approximately $552,000 and $1.7 million in the same periods ended September 30, 2010, respectively.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We are evaluating the impact that our adoption of this update may have on our financial position or results of operations.

Subsequent Events

Closed and Pending Commitments

As of November 3, 2011, we have closed commitments of approximately $45.0 million to new and existing portfolio companies, and funded approximately $30.0 million since the close of the third quarter. In addition, we have pending commitments (signed term sheets) of approximately $129.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

2011 Closed Commitments and Pending Commitments (in millions)
January 1 – September 30 Closed Commitments	$465.0
Q4-11 Closed Commitments (as of November 3, 2011)	$45.0

Total year to date 2011 Closed Commitments(a)	$510.0

Pending Commitments (as November 3, 2011)(b)	$129.0

Total year to date	$639.0

A.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.
B.	Not all Pending Commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

In October 2011, Hercules’ portfolio company LaboPharm, Inc. was acquired by Paladin Labs resulting in the full repayment of Hercules’ debt of approximately $12.0 million and the cancellation of the remaining warrants.

Company Developments

In October 2011, Hercules announced the opening of its new office in McLean, Virginia, thereby expanding to the Mid-Atlantic and South-Atlantic regions where the Company was previously under represented.

On November 2, 2011, the Company renewed and amended the Union Bank Facility. The Union Bank Facility will mature on November 2, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate.

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

        As of September 30, 2011, approximately 91.1% of our portfolio loans were at variable rates or variable rates with a floor and 8.9% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 2.88% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on September 21, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2011 for HT II was approximately $125.0 million with an average interest rate of approximately 5.0%, and for HT III was approximately $63.75 million with an average interest rate of approximately 3.5%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50% with a floor of 5.0%. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. From September 1, 2011 through September 30, 2011, this non-use fee was 0.75%. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. All outstanding principal is due upon maturity. There were no borrowings outstanding under this facility at September 30, 2011. The facility expires in June 2014.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility required the payment of an unused fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at September 30, 2011. In June 2011, the maturity date under the credit facility was extended from July 31, 2011 to December 31, 2011, subject to the same terms and conditions. On November 2, 2011, we renewed and amended the Union Bank Facility. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility will mature on November 2, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded our current disclosure controls and procedures were not effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 as of September 30, 2011 because of the continuing remediation efforts discussed below.

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

During the three month period ended December 31, 2010, and in connection with the year-end audit process, the Company corrected the valuation process to refine its application of ASC 820. The Company applied a new procedure that assumes a sale of an investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under the new process, the Company has continued to evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date. The Company has completed its evaluation and testing of these additional processes. During the three months ended March 31, 2011, management evaluated the remedial action, assessed the operating effectiveness of the remediated controls and concluded that it has remediated the material weakness described above.

In connection with the preparation of the Company’s Consolidated Financial Statements for the three-month period ended March 31, 2011, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. In particular, management became aware of matters where existing controls did not operate effectively to detect manual input errors in calculations used to derive the fair value of some investment portfolio holdings as of the measurement date, thereby impacting reported amounts with respect to investments and net increase (decrease) in unrealized appreciation on investments. This control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Because of this material weakness, management concluded that the Company did not maintain effective control over financial reporting as of March 31, 2011. The Company designed and implemented its remediation efforts, as outlined below, to address the material weakness identified as of March 31, 2011 and to strengthen its internal control over financial reporting. Beginning in the second quarter of 2011, the Company has implemented the following remediation steps to address the material weakness as it relates to manual input errors in calculations used and to improve its internal control over financial reporting:

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

As of September 30, 2011, management believes it has placed in operation controls to address the material weakness, however given the timing of certain remediation activities there was not sufficient evidence to conclude upon their sustained effectiveness. As a result, during 2011, management will continue to monitor and test the controls that have been implemented to ensure sustained effectiveness and will further remediate should any evidence of ineffectiveness be found.

The Audit Committee has directed management to monitor and test the controls implemented and develop additional controls should any of these new controls require further enhancement. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting.

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

At September 30, 2011, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations and cash flows.

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

In connection with the preparation of our Consolidated Financial Statements for the three-month period ended March 31, 2011, we identified a material weakness in our internal control over financial reporting related to manual input errors in calculations used to derive the fair value of some investment portfolio holdings as of the measurement date, thereby impacting reported amounts with respect to investments and net increase (decrease) in unrealized appreciation on investments. Our consolidated financial statements for the quarter ended March 31, 2011 reflect the fair value of our investments and continue to take remediation steps to enhance the internal control procedures in order to effectively remediate the deficiencies in our internal control processes related to such errors.

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

On August 25, 2008, we, through a special purpose wholly-owned subsidiary, entered into a two-year revolving senior secured credit facility with an optional one-year extension with initial commitments of $50.0 million at closing with Wells Fargo Capital Finance (the “Wells Facility”). The Wells Facility has the capacity to increase to $300.0 million if additional lenders are added to the lending syndicate. As of September 30, 2011, we had zero outstanding borrowings under the Wells Facility.

On June 20, 2011, we renewed the Wells Facility. The revolving credit facility will expire on June 20, 2014. The new facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. There can be no assurances that additional lenders will join the new credit facility. This new arrangement replaced the previous $300.0 million Wells Facility, under which Wells Fargo Capital Finance had committed $50.0 million in capital. Under the new three-year senior secured facility,

Wells Fargo Capital Finance has a commitment of $75.0 million. Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50% with a floor of 5.00%. The Wells Facility requires the payment of a monthly non-use fee and has an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%, an advance rate of 50% against eligible loans, and secured by loans in the borrowing base. The Union Bank Facility required the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. In February 2011, the maturity date of the facility was extended from May 1, 2011 to July 31, 2011. Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2011.

On June 7, 2011, we entered into an amendment to the Union Bank Facility which extended the borrowing termination date to September 30, 2011. The amendment to the Union Bank Facility also amends the maturity date of Union Bank’s $20.0 million commitment to mean the earliest of: (a) December 31, 2011; (b) the date on which Union Bank’s obligation to make loans is terminated and the obligations are declared to be due and payable or the commitment is terminated; or (c) the date of prepayment in full by the Company. There was no outstanding debt under the Union Bank Facility at September 30, 2011.

On November 2, 2011, we renewed and amended the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding Subordinated Indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions.

The current lenders under the Wells Facility and the Union Bank Facility have, and any future lender or lenders will have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. In addition, we may grant a security interest in our assets in connection with any such borrowing. These facilities contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, such facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially, the business of our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under that facility and an accelerated maturity date for all amounts outstanding under the facility, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we financed through the facility. This could reduce our revenues and, by delaying any cash payment allowed to us under our facility until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

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

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of September 30, 2011, HT II had the potential to borrow up to $125.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $75.0 million in HT II as of September 30, 2011, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, subject to SBA approval, of which $125.0 million is outstanding as of September 30, 2011.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of September 30, 2011, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $50.0 million in HT III as of September 30, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $63.75 million was outstanding as of September 30, 2011.

As of September 30, 2011, there was $188.75 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Access to the remaining leverage is subject to SBA approval and compliance with SBA regulations.

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

Our investments in the clean technology industry are subject to many risks, including volatility, intense competition, shortened product life cycles and periodic downturns.

Our investments in clean technology companies are subject to substantial operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors (e.g., energy producers and shippers) to perform their contractual obligations. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for wind, solar and other renewable energies may be dependent upon adequate wind, sunlight, or biogas production, which can vary from period to period, resulting in volatility in production levels and profitability. In addition, any clean technology have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of clean technology companies can and often do fluctuate suddenly and dramatically and the markets in which clean technology companies operate are generally characterized by abrupt business cycles and intense competition. Demand for clean technology and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases. A change in prices in these energy products could reduce demand for alternative energy. There is particular uncertainty about whether agreements providing incentives for reductions in greenhouse gas emissions, such as the Kyoto Protocol, will continue and whether countries around the world will enact or maintain legislation that provides incentives for reductions in greenhouse gas emissions, without which such investments in clean technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes expire or are adversely modified. This could, in turn, materially adversely affect our business, financial condition and results of operations.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2011 that represent greater than 5% of net assets:

	September 30, 2011
(in thousands)	Fair Value	Percentage of Net Assets
Aveo Pharmaceuticals, Inc.	$29,887	7.1%
Women’s Marketing, Inc.	$29,405	7.0%
Tectura Corporation	$26,574	6.3%
Pacira Pharmaceuticals, Inc	$26,264	6.2%
Anthera Pharmaceuticals, Inc	$25,705	6.1%
Brightsource Energy, Inc	$25,261	6.0%
Revance Therapeutics, Inc	$21,814	5.2%

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

Revance Therapeutics, Inc. is a privately held biopharmaceutical company developing products that will change the way that drugs are delivered by carrying active levels of drug across the skin to deliver at specific and targeted depths.

Tectura Corporation is an IT services firm that specializes in Microsoft Business Solutions applications.

Our financial results could be negatively affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Economic downturns or recessions could impair the value of the collateral for our loans to our portfolio companies increase our funding costs, limit our access to the credit and capital markets, impair the ability of a portfolio company to satisfy covenants imposed by its lenders and consequently increase the possibility of an adverse effect on our business, financial condition and results of operations.

Many of our portfolio companies are susceptible to economic recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. In particular, intellectual property owned or controlled by our portfolio companies may constitute an important portion of the value of the collateral of our loans to our portfolio companies. Adverse economic conditions may decrease the demand for our portfolio companies’ intellectual property and consequently its value in the event of a bankruptcy or required sale through a foreclosure proceeding. As a result, our ability to fully recover the amounts owed to us under the terms of the loans may be impaired by such events.

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

Beginning in the fall of 2008, the global economy entered a financial crisis and recession. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown. Although there have been signs of recovery in many regions, economic weakness could continue or worsen. For example, the current U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” on August 5, 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: November 3, 2011	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 3, 2011	/S/ JESSICA BARON
Jessica Baron
Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002