Form 10-K
period 2011-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2012-03-09
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $390.1 million based upon a closing price of $10.52 reported for such date on the NASDAQ Select Global Market. Common shares held by each, executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On March 8, 2012, there were 48,930,591 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

We are a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and select lower middle market technology companies. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and also may finance certain publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as through additional offices in Boston, MA, Boulder, CO, and McLean, VA.

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related companies including clean technology, life science and select lower middle market technology companies and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

We also make investments in qualifying small businesses through two wholly-owned, small business investment company (“SBIC”) subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”). As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. As of December 31, 2011, we held investments in HT II in 57 companies with a fair value of approximately $198.7 million. HT II’s portfolio companies accounted for approximately 30.4% of our total portfolio at December 31, 2011. As of December 31, 2011, we held investments in HT III in 23 companies with a fair value of approximately $124.8 million. HT III’s portfolio accounted for approximately 19.1% of our total portfolio at December 31, 2011.

HT II and HT III hold approximately $217.2 million and $167.1 million in assets, respectively, and accounted for approximately 21.7% and 16.7% of our total assets prior to consolidation at December 31, 2011.

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, Internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life science. Within the life science sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. Within the clean technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital and private equity backed technology-related companies with attractive current yields and the potential for equity appreciation and realized gains. Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investments. Our equity ownership in our portfolio companies may represent a controlling interest. In some cases, we receive the right to make additional equity investments in our portfolio companies, including the right to convert some portion of our debt into equity, in connection with future equity financing rounds. Capital that we provide directly to venture capital and private equity backed technology-related companies is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

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

CORPORATE HISTORY AND OFFICES

We are a Maryland Corporation formed in December 2003 that began investment operations in September 2004. We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration, or the SBA, and any preferred stock we may issue in the future, of at least 200% subsequent to each borrowing or issuance of senior securities. See “Item 1. Business—Regulation as a Business Development Company”.

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

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, Boulder, CO and McLean, VA. We maintain a website on the Internet at www.herculestech.com. Information contained in our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

We file annual, quarterly and current periodic reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, which we refer to as the Exchange Act. This information is available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the SEC’s public reference room by calling the SEC at (202) 551-8090. In addition, the SEC maintains an Internet website, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including us, who file documents electronically with the SEC.

OUR MARKET OPPORTUNITY

We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on investments in structured debt with warrants in technology-related companies for the following reasons:

•	Technology-related companies have generally been underserved by traditional lending sources;

•	Unfulfilled demand exists for structured debt financing to technology-related companies as the number of lenders has declined due to the recent financial market turmoil; and

•	Structured debt with warrants products are less dilutive and complement equity financing from venture capital and private equity funds.

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

Unfulfilled Demand for Structured Debt Financing to Technology-Related Companies. Private debt capital in the form of structured debt financing from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for structured debt financing is a function of the level of annual venture equity investment activity. During 2011, venture capital-backed companies received, in approximately 3,209 transactions, equity financing in an aggregate amount of approximately $32.6 billion, representing a 10.1% increase from the same period of the preceding year, as reported by Dow Jones VentureSource. In addition, overall, the median round size during the three-month periods ended December 31, 2011 and 2010 was approximately $4.0 million and $4.1 million, respectively. We believe the larger number of venture-backed companies receiving financing provides us a greater opportunity to provide debt financing to these companies. Overall, seed- and first-round deals made up 45% of the deal flow in the three months ended December 31, 2011 and later-stage deals made up roughly 55% of the deal activity in the quarter.

We believe that demand for structured debt financing is currently underserved, in part because of the credit market collapse in 2008 and the resulting exit of debt capital providers to technology-related companies. The venture capital market for the technology-related companies in which we invest has been active and is continuing to show signs of increased investment activity. Therefore, to the extent we have capital available, we believe this is an opportune time to be active in the structured lending market for technology-related companies.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 190 technology-related companies, representing over $2.7 billion in commitments from inception to December 31, 2011, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

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

Mitigate Risk of Principal Loss and Build a Portfolio of Equity-Related Securities. We expect that our investments have the potential to produce attractive risk-adjusted returns through current income, in the form of interest and fee income, as well as capital appreciation from equity-related securities. We believe that we can mitigate the risk of loss on our debt investments through the combination of loan principal amortization, cash interest payments, relatively short maturities, security interests in the assets of our portfolio companies, and on select investment covenants requiring prospective portfolio companies to have certain amounts of available cash at the time of our investment and the continued support from a venture capital or private equity firm at the time we make our investment.

Historically our structured debt investments to technology-related companies typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investment. In addition, in some cases, we receive the right to make additional equity investments in our portfolio companies, including the right to convert some portion of our debt into equity, in connection with future equity financing rounds. We believe these equity interests will create the potential for meaningful long-term capital gains in connection with the future liquidity events of these technology-related companies.

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

Invest at Various Stages of Development. We provide growth capital to technology-related companies at all stages of development, from emerging-growth companies, to expansion-stage companies and established-stage companies, including select publicly listed companies and select lower middle market companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally focus their investments on a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2011, our proprietary SQL-based database system included over 26,500 technology-related companies and approximately 6,500 venture capital, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $1.0 million to $25.0 million. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period of three to 12 months for emerging growth and expansion-stage companies and longer for established-stage companies. Our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from Prime to approximately 14.0% as of December 31, 2011. As of December 31, 2011, 90.7% of our loans were at floating rates or floating rates with a floor and 9.3% of the loans were at fixed rates. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment, facility fees and amendment fees.

In addition, the majority of our investments in venture capital-backed companies structured debt generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to seven years or one to three years after completion of an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•

Structured debt with warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Traditional “mezzanine” debt is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically have maturities of between two and seven years, with full amortization after an interest only period for emerging-growth or expansion-stage companies and longer deferred amortization for select established-stage companies. Our structured debt with warrants generally carry a contractual interest rate between Prime and approximately 14.0% and may include an additional end-of-term payment or PIK. In most cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

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

•

Equipment Loans. We intend to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in only the specific assets financed. These loans are generally for amounts up to $3.0 million but may be up to $15.0 million for certain clean technology venture investments, carry a contractual interest rate between Prime and Prime plus 9.0%, and have an average term between three and four years. Equipment loans may also include end of term payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2011, we held equity interests in 40 portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Structured debt with warrants	Senior Debt	Equipment Loans	Equity related Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Term debt with warrants	Preferred stock or common stock
Investment Horizon	Long term, ranging from 2 to 7 years, with an average of 3 years	Usually under 3 years	Ranging from 3 to 4 years	Ranging from 3 to 7 years
Ranking/Security	Senior secured, either first out or last out, or second lien	Senior/First lien	Secured only by underlying equipment	None/unsecured
Covenants	Less restrictive; Mostly financial; Maintenance-based	Generally borrowing base and financial	None	None
Risk Tolerance	Medium/High	Low	High	High
Coupon/Dividend	Cash pay—fixed and floating rate; Payment-in-kind in limited cases	Cash pay—floating or fixed rate	Cash pay-floating or fixed rate and may include Payment-in-kind	Generally none
Customization or Flexibility	More flexible	Little to none	Little to none	Flexible
Equity Dilution	Low to medium	None to low	Low	High

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital and private equity-backed technology-related companies, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. At December 31, 2011, our investments in life science, lower middle market technology, technology and clean technology companies accounted for approximately 45.32%, 30.23%, 13.96%, and 10.48% of our total investments, respectively.

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

Company Stage of Development. While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate to have commitments for their first institutional round of equity financing for early stage companies. Starting in 2008, we shifted our focus to expansion and established-stage companies that have revenues or significant anticipated revenue growth. We expect a prospective portfolio company to demonstrate progress in its product development or demonstrate a path towards revenue generation or increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Operating Plan. We generally require that a prospective portfolio company, in addition to having potential access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover its operating expenses and service its debt for a specific period. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that it has cash on its balance sheet, or is in the process of completing a financing so that it will have cash on its balance sheet, sufficient to support its operations for a minimum of six to twelve months.

Security Interest. In many instances we seek a first priority security interest in all of the portfolio companies’ tangible and intangible assets as collateral for our debt investment, subject in some cases to permitted exceptions. In other cases we may obtain a negative pledge prohibiting a company from pledging or otherwise encumbering their intellectual property. Although we do not intend to operate as an asset-based lender, the estimated liquidation value of the assets, if any, collateralizing the debt securities that we hold is an important factor in our credit analysis and subject to assumptions that may change over the life of the investment especially when attempting to estimate the value of intellectual property. We generally evaluate both tangible assets, such as accounts receivable, inventory and equipment, and intangible assets, such as intellectual property, customer lists, networks and databases.

Covenants. Our investments may include one or more of the following covenants: cross-default, or material adverse change provisions, require the portfolio company to provide periodic financial reports and operating metrics and will typically limit the portfolio company’s ability to incur additional debt, sell assets, dividend recapture, engage in transactions with affiliates and consummate an extraordinary transaction, such as a merger or recapitalization without our consent. In addition, we may require other performance or financial based covenants, as we deem appropriate.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. Our investment origination team, which consists of approximately 27 investment professionals, is headed by our Senior Managing Directors of Technology, Clean Technology, and Life Science, and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into middle market, technology, clean technology, and life science sub-teams to better source potential portfolio companies.

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2011, our proprietary SQL-based database system included over 26,500 technology-related companies and approximately 6,500 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

As part of our evaluation of a proposed investment, the underwriting team prepares an investment memorandum for presentation to the investment committee. In preparing the investment memorandum, the underwriting team typically interviews select key management of the company and select financial sponsors and assembles information necessary to the investment decision. If and when appropriate, the investment professionals may also contact industry experts and customers, vendors or, in some cases, competitors of the company.

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee and an affirmative vote by our Chief Executive Officer is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Legal Officer, our Chief Financial Officer, our Chief Credit Officer and the Senior Managing Directors of Technology, Clean Technology and Life Science. The investment committee generally meets weekly and more frequently on an as-needed basis. The Senior Managing Directors abstain from voting with respect to investments they originate.

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

We use the following investment grading system approved by our Board of Directors:

Grade 1.	Loans involve the least amount of risk in our portfolio. The borrower is performing above expectations, and the trends and risk profile is generally favorable.

Grade 2.	The borrower is performing as expected and the risk profile is neutral to favorable. All new loans are initially graded 2.

Grade 3.	The borrower may be performing below expectations, and the loan’s risk has increased materially since origination. We increase procedures to monitor a borrower that may have limited amounts of cash remaining on the balance sheet, is approaching its next equity capital raise within the next three to six months, or if the estimated fair value of the enterprise may be lower than when the loan was originated. We will generally lower the loan grade to a level 3 even if the company is performing in accordance to plan as it approaches the need to raise additional cash to fund its operations. Once the borrower closes its new equity capital raise, we may increase the loan grade back to grade 2 or maintain it at a grade 3 as the company continues to pursue its business plan.

Grade 4.	The borrower is performing materially below expectations, and the loan risk has substantially increased since origination. Loans graded 4 may experience some partial loss or full return of principal but are expected to realize some loss of interest which is not anticipated to be repaid in full, which, to the extent not already reflected, may require the fair value of the loan to be reduced to the amount we anticipate will be recovered. Grade 4 investments are closely monitored.

Grade 5.	The borrower is in workout, materially performing below expectations and a significant risk of principal loss is probable. Loans graded 5 will experience some partial principal loss or full loss of remaining principal outstanding is expected. Grade 5 loans will require the fair value of the loans be reduced to the amount, if any, we anticipate will be recovered.

At December 31, 2011, our investments had a weighted average investment grading of 2.01.

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

CORPORATE STRUCTURE

We are a Maryland corporation and an internally managed, non-diversified closed-end investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended, or the “1940 Act. From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Code. Effective January 1, 2006, the Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 5 of the notes to our consolidated financial statements).

Hercules Technology II, L.P., or HT II, Hercules Technology III, LP, or HT III, and Hercules Technology IV, L.P., or HT IV, are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies, or SBICs, under the authority of the Small Business Administration, or SBA on September 27, 2006 and May 26, 2010, respectively. As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC, or HTM, a limited liability company in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4 of the notes to our consolidated financial statements).

HT II and HT III hold approximately $217.2 million and $167.1 million in assets, respectively, and accounted for approximately 21.7% and 16.7% of our total assets prior to consolidation at December 31, 2011.

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

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301. We also have offices in Boston, MA, Boulder, CO and McLean, VA.

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

EMPLOYEES

As of December 31, 2011, we had 51 employees, including approximately 27 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

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

Warrants and Options

Under the 1940 Act, a business development company is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the business development company’s total outstanding shares of capital stock. This amount is reduced to 20% of the business development company’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the business development company’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see Note 7 to our consolidated financial statements.

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

At our Annual Meeting of Stockholders on June 1, 2011, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to Board approval of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value.

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

Our code of ethics is posted on our website at www.herculestech.com and was filed with the SEC as an exhibit to the registration statement (Registration No. 333-126604) for our initial public offering. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Small Business Administration Regulations

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. The Company’s net investment of $75.0 million in HT II as of December 31, 2011 fully funds the required regulatory capital for HT II. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of December 31, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of December 31, 2011, the Company held investments in HT II in 57 companies with a fair value of approximately $198.7 million, accounting for approximately 30.4% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of December 31, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of December 31, 2011. As of December 31, 2011, HT III has paid commitment fees of approximately $1.0 million. As of December 31, 2011, the Company held investments in HT III in 23 companies with a fair value of approximately $124.8 million, accounting for approximately 19.1% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2011 as a result of having sufficient capital as defined under the SBA regulations

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.88% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fee related to HT III debentures that pooled on September 21, 2011 was 0.285%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2011 for HT II was approximately $125.5 million with an average interest rate, including the annual fee of approximately 6.0%. The average amount of debentures outstanding for the year ended December 31, 2011 for HT III was approximately $60.0 million with an average interest rate, including the annual fee of approximately 3.0%.

HT II and HT III hold approximately $217.2 million and $167.1 million in assets, respectively, and accounted for approximately 21.7% and 16.7% of our total assets prior to consolidation at December 31, 2011.

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

CERTAIN UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following discussion is a general summary of certain material U.S. federal income tax considerations relating to our qualification and taxation as a RIC and the acquisition, ownership and disposition of our preferred stock or common stock, but does not purport to be a complete description of the income tax considerations relating thereto.

Election to be Taxed as a RIC

Through December 31, 2005, we were subject to Federal income tax as an ordinary corporation under subchapter C of the Code. Effective beginning on January 1, 2006 we met the criteria specified below to qualify as a RIC, and elected to be treated as a RIC under Subchapter M of the Code with the filing of our federal income tax return for 2006. As a RIC, we generally will not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate level tax. On December 31, 2005, immediately before the effective date of our RIC election, we held assets with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeded their tax basis as of such date. We elected to recognize all of our net built-in gains at the time of the conversion and paid tax on the built-in gain with the filing of our 2005 federal income tax return. In making this election, we marked our portfolio to market at the time of our RIC election and paid approximately $294,000 in income tax on the resulting gains.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•	qualify as a RIC; and

•	distribute at least 90% of our net ordinary income and realized net short-term gains in excess of realized net long-term capital losses, if any (the “Annual Distribution Requirement”);

we generally will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., net realized long-term capital gains in excess of net realized short-term capital losses) we distribute (or are deemed to distribute) to stockholders with respect to that year. As described above, we made the election to recognize built-in gains as of the effective date of our election to be treated as a RIC and therefore will not be subject to built-in gains tax when we sell those assets. However, if we subsequently acquire built-in gain assets from a C corporation in a carryover basis transaction, then we may be subject to tax on the gains recognized by us on dispositions of such assets unless we make a special election to pay corporate-level tax on such built-in gain at the time the assets are acquired. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

Qualified earnings may exclude such income as management fees received in connection with our SBICs or other potential outside managed funds and certain other fees.

Under applicable Treasury regulations and certain private rulings issued by the Internal Revenue Service, RICs are permitted to treat certain distributions payable in up to 80% in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We previously determined to pay a portion of our first quarter 2009 dividend in shares of newly issued common stock, and we may in the future determine to distribute taxable dividends that are payable in part in our common stock.

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirements”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation—Senior Securities; Coverage Ratio.” We may be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and if made in a taxable year beginning on or before December 31, 2012 and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures. At December 31, 2011, approximately 87.4% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Since there is typically no readily available market value for the investments in the Company’s portfolio, it values substantially all of its investments at fair value as determined in good faith pursuant to a the Company’s valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a ready market existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our board of directors has approved a multi-step valuation process each quarter, as described below:

(1) our quarterly valuation process begins with the initial valuation of each portfolio company or investment by the investment professionals responsible for the portfolio investment;

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

The Company applies a procedure for debt investments that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, we also evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis. We use pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or if under the in exchange premise when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, the Compant records unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value or if under the in exchange premise the value of a debt security were to be greater than amortized cost.

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

The Company estimates the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and related equity. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Determinations In Connection With Offerings

In connection with each offering of shares of our common stock, the Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value at the time at which the sale is made. The Board of Directors considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•

our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the sale of our common stock; and

•

the magnitude of the difference between the net asset value disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate net asset value in connection with each offering of shares of our common stock, but instead it involves the determination by the Board of Directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value at the time at which the sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provided to the SEC in the registration statement to which this prospectus is a part) to suspend the offering of shares of our common stock pursuant to this prospectus if the net asset value fluctuates by certain amounts in certain circumstances until the prospectus is amended, the Board of Directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

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

Under applicable Treasury regulations and certain private rulings issued by the Internal Revenue Service, RICs are permitted to treat certain distributions payable in up to 80% in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We previously determined to pay a portion of our first quarter 2009 dividend in shares of newly issued common stock, and we may in the future determine to distribute taxable dividends that are payable in part in our common stock.

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

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly our stockholders will bear the cost associated with our leverage activity. Our secured credit facilities with Wells Fargo Capital Finance LLC and Union Bank, N.A. and the $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2011, we did not have any outstanding borrowings under our credit facility with Union Bank and approximately $10.2 million outstanding under our credit facility with Wells Fargo. In addition, as of December 31, 2011, we had approximately $225.0 million of indebtedness outstanding incurred by our SBIC subsidiaries and $75.0 million of Convertible Senior Notes payable. There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

As a business development company, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2011 our asset coverage ratio under our regulatory requirements as a business development company was 864.7%, excluding our SBIC debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBIC debentures was 237.5% at December 31, 2011.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

At December 31, 2011, portfolio investments, which are valued at fair value by the Board of Directors, were approximately 87.4% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2011 that represent greater than 5% of net assets:

	December 31, 2011
(in thousands)	Fair Value	Percentage of Net Assets
Women’s Marketing, Inc.	$29,796	6.9%
Aveo Pharmaceuticals, Inc.	$28,997	6.7%
Tectura Corporation	$27,154	6.3%
Pacira Pharmaceuticals, Inc.	$26,396	6.1%
Anthera Pharmaceuticals, Inc.	$26,185	6.1%
Brightsource Energy, Inc.	$25,549	5.9%
Revance Therapeutics, Inc.	$21,944	5.1%

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

Revance Therapeutics, Inc. is a biopharmaceutical company developing products that transport drugs across skin to deliver at specific and targeted depths.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit an investment in a timely manner because we are in a control position or have access to inside information in the portfolio company could result in a realized loss on the investment.

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

During the year ended December 31, 2011, the Company recorded an increase on participation liability and decreased its unrealized gains by a net amount of approximately $217,000 for Citigroup’s participation. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing our realized gains. In addition, our realized gains will be reduced by the amounts owed to Citigroup under the warrant participation agreement. The value of Citigroup’s participation right on unrealized gains in the related equity investments since inception of the agreement was approximately $715,000 at December 31, 2011 and is included in accrued liabilities and decreased the unrealized gain recognized by us at December 31, 2011. Citigroup’s rights under the warrant participation agreement increase our cost of borrowing and reduce our realized gains.

It is likely that the terms of any long-term or revolving credit or warehouse facility we may enter into in the future, such as the Wells Facility and Union Bank Facility, could constrain our ability to grow our business.

In August 2008, we entered into the Wells Facility, which we renewed on June 20, 2011. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. From September 1, 2011 through September 30, 2011, this non-use fee was 0.75%. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. At December 31, 2011, we had approximately $10.2 million outstanding under the Wells Facility. In January 2012, we repaid the entire principal balance outstanding, approximately $10.2 million, as of December 31, 2011 under the Wells Fargo facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after

March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2011.

On February 10, 2010, we entered into the Union Bank Facility. On November 2, 2011, we renewed and amended the Union Bank Facility and added a new lender under the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At December 31, 2011, there were no borrowings outstanding under the Union Bank Facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2011.

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

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2011, HT II’s and HT III’s portfolio companies accounted for approximately 30.4% and 19.1%, respectively, of our total portfolio. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either HT II or HT III fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/ or limit HT II or HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2010 as a result of having sufficient capital as defined under the SBA regulations. See “Item 1. Business—Small Business Administration Regulations.”

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

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of December 31, 2011, HT II had the potential to borrow up to $125.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $75.0 million in HT II as of December 31, 2011, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, subject to SBA approval, of which $125.0 million is outstanding as of December 31, 2011.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of December 31, 2011, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $50.0 million in HT III as of December 31, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of December 31, 2011.

On December 31, 2011, there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Should HT II or HT III pay down any amount of debentures, or should the maximum limit be increased in excess of $225 million, there is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program. Access to the remaining leverage is subject to SBA approval and compliance with SBA regulations.

In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment and in April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. We plan to submit a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request or the pricing to be consistent with the September 2011 pricing or that we will have drawn on any possible commitment.

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us. See “Item 1. Business—Small Business Administration Regulations.”

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

Risks Related to Current Economic and Market Conditions

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

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

As of December 31, 2011, we did not have any outstanding borrowings under the Union Bank Facility and had approximately $10.2 million of borrowings outstanding under the Wells Facility. In addition, as of December 31, 2011, we had approximately $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries and $75.0 million of Senior Convertible Notes payable. Available borrowing capacity under these facilities as of December 31, 2011 was $119.8 million and subject to terms and conditions and approvals of the SBA.

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

As of December 31, 2011, approximately 57.5% of the fair value of our portfolio was composed of investments in four industries: 20.1% was composed of investments in the drug discovery and development industry, 18.0% was composed of investments in the internet consumer and business services industry; 9.8% was composed of investments in the clean technology industry and 9.6% was composed of investments in the drug delivery industry. As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

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

We have invested and will continue investing primarily in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. While such valuations have recovered to some extent, such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

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

A natural disaster may also impact the operations of our portfolio companies, including our technology- related portfolio companies. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. A portion of our technology-related portfolio companies rely on items assembled or produced in areas susceptible to natural disasters, and may sell finished goods into markets susceptible to natural disasters. A major disaster, such as an earthquake, tsunami, flood or other catastrophic event could result in disruption to the business and operations of our technology-related portfolio companies.

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

Our investments in the clean technology industry are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns and potential litigation.

Our investments in clean technology, or cleantech, companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our cleantech companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of clean technology companies can and often do fluctuate suddenly and dramatically and the markets in which clean technology companies operate are generally characterized by abrupt business cycles and intense competition. Demand for cleantech and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases. A change in prices in these energy products could reduce demand for alternative energy. Our investments in cleantech companies also face potential litigation, including significant warranty and product liability claims, as well as class action and government claims arising from the increased attention to the industry from the failure of Solyndra. Such litigation could adversely affect the business and results of operations of our cleantech portfolio companies. There is also particular uncertainty about whether agreements providing incentives for reductions in greenhouse gas emissions, such as the Kyoto Protocol, will continue and whether countries around the world will enact or maintain legislation that provides incentives for reductions in greenhouse gas emissions, without which such investments in clean technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes expire or are adversely modified. This could, in turn, materially adversely affect the value of the clean technology companies in our portfolio.

Our investments in the life science industry are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

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

Our investments in the drug discovery industry are subject to numerous risks, including competition, extensive government regulation, product liability and commercial difficulties.

Our investments in the drug discovery industry are subject to numerous risks. The successful and timely implementation of the business model of our drug discovery portfolio companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the development and acquisition of innovative products and technologies that improve efficacy, safety, patient’s and clinician’s ease of use and cost-effectiveness are important to the success of such portfolio companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from those of competitors. Failure by our portfolio companies to introduce planned products or other new products or to introduce products on schedule could have a material adverse effect on our business, financial condition and results of operations.

Further, the development of products by drug discovery companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the US and abroad, or gain and maintain market approval of products. In addition, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.

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

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and harm our operating results, which might have a material adverse effect on our results of operations.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our investment as senior debt or secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could materially adversely affect our financial condition and operating results.

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

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could materially adversely affect our ability to service our outstanding borrowings.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings.

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

Economic downturns or recessions could impair the value of the collateral for our loans to our portfolio companies, increase our funding costs, limit our access to the credit and capital markets, impair the ability of a portfolio company to satisfy covenants imposed by its lenders and consequently increase the possibility of an adverse effect on our business, financial condition and results of operations.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $14.3 million or 1.9% of total assets at December 31, 2011. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors in accordance with procedures approved by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings.

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

We may not realize expected returns on warrants received in connection with our debt investments.

We generally receive warrants in connection with our debt investments. At December 31, 2011, we held warrant positions received in connection with our debt investments in approximately 4.6% of our total portfolio investments. If we do not receive the returns that are anticipated on the warrants, our investment returns on our portfolio companies, and the value of an investment in us, may be lower than expected.

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

In 2011, we received early loan repayments and pay down of working capital loans of approximately $247.3 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

At December 31, 2011, approximately 63% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 36% of our portfolio company loans were secured by a second priority security in all of the assets of the portfolio company and 1% portfolio company loans were prohibited from pledging or encumbering their intellectual property pursuant to negative pledges.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 10.3% of the outstanding balance of our portfolio as of December 31, 2011. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders have approved the practice of making such sales.

At our Annual Meeting of Stockholders on June 1, 2011, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below our net asset value per share, subject to Board approval of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below net asset value during the year ended December 31, 2011.

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

None.

Item 2.	Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, Boulder, CO and McLean, VA.

Item 3.	Legal Proceedings

As of December 31, 2011, we were not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the Nasdaq Global Select Market under the symbol “HTGC.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market for each fiscal quarter during the two most recently completed fiscal years.

	Price Range
Quarter Ended	High	Low
March 31, 2010	$11.15	$9.16
June 30, 2010	11.50	8.62
September 30, 2010	10.57	9.13
December 31, 2010	10.91	9.87
March 31, 2011	11.40	10.42
June 30, 2011	11.36	10.09
September 30, 2011	10.80	8.51
December 31, 2011	9.99	8.20

The last reported price for our common stock on March 7, 2012 was $10.91 per share.

As of February 6, 2012, we had 37 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 9,000 additional beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During 2011, 2010 and 2009, the Board of Directors elected to receive approximately $105,000, $105,000 and $22,000 respectively, of their compensation in the form of common stock and the Company issued 9,942, 10,479 and 3,334 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2011 and 2010, we issued approximately 167,000 and 199,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our dividend reinvestment plan was approximately $1.6 million.

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2010, the Board of Directors approved a $35.0 million open market share repurchase program. Hercules may repurchase common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in its then most recently published financial statements. The Company anticipates that the manner, timing, and amount of any share purchases will be determined by company management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements.

As a 1940 Act reporting company, the Company is required to notify shareholders of the existence of a repurchase program when such a program is initiated or implemented. The repurchase program does not require Hercules to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

On February 7, 2012, the Company approved the extension of the stock repurchase plan as previously approved under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock. Unless renewed, the stock repurchase plan will expire on August 26, 2012.

During the year ended December 31, 2011, the Company did not repurchase any common stock.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for our 2012 Annual Meeting of Stockholders.

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

For the years ended December 31, 2011 and 2010, we did not record a provision for excise tax since we have paid out greater than 98% of our taxable earnings for each fiscal year.

The following table summarizes dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17, 2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23

			$6.92

*	Dividend paid in cash and stock.

On February 27, 2012 the Board of Directors increased the quarterly dividend by 5.0% and declared a cash dividend of $0.23 per share to be paid on March 15, 2012 to shareholders of record as of March 12, 2012. This dividend would represent the Company’s twenty-sixth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $6.92 per share.

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

Distributions in excess of our current and accumulated earnings and profits generally would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Of the dividends declared during the year ended December 31, 2011 and 2010, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless you specifically “opt out” of the dividend reinvestment plan and choose to receive cash dividends. During 2011 and 2010, we issued approximately 167,000 and 199,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2006, a person invested $100 in each of our common stock, the S&P 500 Index, the S&P Asset Management & Custody Banks Index, the NASDAQ Financial 100 and the Dow Jones U.S. Financial Sector Index—IYF (iShares). The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

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

	As of December 31,
($ in thousands, except per share data)	2011	2010	2009	2008	2007
Balance sheet data:
Investments, at value	$652,870	$472,032	$374,669	$578,211	$525,492
Cash and cash equivalents	64,474	107,014	124,828	17,242	7,856
Total assets	747,394	591,247	508,967	608,672	541,943
Total liabilities	316,354	178,716	142,452	226,214	141,206
Total net assets	431,041	412,531	366,515	382,458	400,737

Other Data:
Total debt investments, at value	585,767	401,618	325,134	536,964	477,643
Total warrant investments, at value	30,045	23,690	14,450	17,883	21,646
Total equity investments, at value	37,058	46,724	35,085	23,364	26,203
Unfunded Commitments	168,196	117,200	11,700	82,000	130,602
Net asset value per share(1)	$9.83	$9.50	$10.29	$11.56	$12.31

(1)	Based on common shares outstanding at period end.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009	2008	2007
Investment income:
Interest	$70,346	$54,700	62,200	$67,283	48,757
Fees	9,509	4,774	12,077	8,552	5,127

Total investment income	79,855	59,474	74,277	75,835	53,884
Operating expenses:
Interest	13,252	8,572	9,387	13,121	4,404
Loan fees	2,635	1,259	1,880	2,649	1,290
General and administrative	7,992	7,086	7,281	6,899	5,437
Employee Compensation:
Compensation and benefits	13,260	10,474	10,737	11,595	9,135
Stock-based compensation	3,128	2,709	1,888	1,590	1,127

Total employee compensation	16,388	13,183	12,625	13,185	10,262

Total operating expenses	40,267	30,100	31,173	35,854	21,393
Net investment income before provision for income taxes and investment gains and losses	39,588	29,374	43,104	39,981	32,491
Provision for income taxes	—	—	—	—	2

Net investment income	39,588	29,374	43,104	39,981	32,489
Net realized gain (loss) on investments	2,741	(26,382)	(30,801)	2,643	2,791
Provision for excise tax	—	—	—	(203)	(139)
Net increase in unrealized appreciation on investments	4,607	1,990	1,269	(21,426)	7,268

Net realized and unrealized gain	7,348	(24,392)	(29,532)	(18,986)	9,920

Net increase in net assets resulting from operations	$46,936	$4,982	$13,572	$20,995	42,409

Change in net assets per common share (basic):	$1.08	$0.12	$0.38	$0.64	$1.50

Cash dividends declared per common share	$0.88	$0.80	$1.26	$1.32	$1.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of a protracted decline in the liquidity of credit markets on our business;

•	our informal relationships with third parties including in the venture capital industry;

•	the expected market for venture capital investments and our addressable market;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	our ability to access debt markets and equity markets;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	our regulatory structure and tax status;

•	our ability to operate as a BDC, a SBIC and a RIC;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

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

Overview

We are a specialty finance firm providing customized loans to public and private technology-related companies, including clean technology, life science and select lower middle market technology companies at all stages of development. We primarily finance privately-held companies backed by leading venture capital and private equity firms, and also may finance certain publicly-traded companies that lack access to public capital or are sensitive to equity ownership dilution. We source our investments through our principal office located in Silicon Valley, as well as through additional offices in Boston, MA, Boulder, CO, and McLean, VA.

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related companies including clean technology, life science and select lower middle market technology companies and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $652.9 million at December 31, 2011 as compared to $472.0 million at December 31, 2010.

During the year ended December 31, 2011 we made debt commitments to new and existing portfolio companies, including restructured loans, totaling $628.3 million. Debt commitments for the year ended December 31, 2011 included commitments of approximately $402.5 million to 34 new portfolio companies and $225.8 million to 16 existing companies.

During the year ended December 31, 2011, we funded approximately $433.4 million of debt investments. During the year ended December 31, 2011 we made and funded equity commitments of approximately $2.1 million to four existing companies.

At December 31, 2011, we had unfunded contractual commitments of approximately $168.2 million to twenty-nine new and existing companies. Approximately $92.0 million of these unfunded origination activity commitments are dependent upon the portfolio company reaching certain milestones before the Hercules debt commitment becomes available.

These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we have approximately $82.5 million of non-binding term sheets outstanding to seven new and existing companies at December 31, 2011. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at December 31, 2011 was approximately $585.8 million, compared to a fair value of approximately $401.5 million at December 31, 2010. The fair value of the equity portfolio at December 31, 2011 and 2010 was approximately $37.1 million and $46.7 million, respectively. The fair value of our warrant portfolio at December 31, 2011 and 2010 was approximately $30.0 million and $23.7 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the year ended December 31, 2011, we received normal principal amortization repayments of approximately $65.2 million, and early repayments and working line of credit pay-downs of approximately $182.1 million, including approximately $23.8 million in early repayments associated with the sale of Infologix, Inc. During the year ended December 31, 2011, we restructured our debt investments in three portfolio companies for approximately $8.1 million, $4.7 million and $3.3 million, converted $4.4 million of debt to equity.

Total portfolio investment activity (inclusive of unearned income) as of and for each of the years ended December 31, 2011 and 2010 was as follows:

(in millions)	December 31, 2011	December 31, 2010
Beginning Portfolio	$472.0	$374.7
Purchase of debt investments	433.4	320.4
Equity Investments	2.1	2.3
Sale of Investments	(18.6)	(34.2)
Principal payments received on investments	(65.2)	(81.6)
Early pay-offs and recoveries	(182.1)	(114.5)
Accretion of loan discounts and paid-in-kind principal	6.6	3.3
Net change in unrealized depreciation in investments	4.7	1.6
Restructure fundings	16.1	78.4
Restructure payoffs	(16.1)	(78.4)

Ending Portfolio	$652.9	$472.0

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2011 and December 31, 2010 (excluding unearned income).

	December 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$482,268	73.9%	$357,963	75.8%
Senior secured debt	133,544	20.4%	59,251	12.6%
Preferred stock	30,181	4.6%	26,813	5.7%
Senior debt-second lien with warrants	—	0.0%	8,094	1.7%
Common Stock	6,877	1.1%	19,911	4.2%

	$652,870	100.0%	$472,032	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$634,736	97.2%	$438,585	92.9%
England	8,266	1.3%	10,653	2.3%
Iceland	4,970	0.7%	—	0.0%
Ireland	3,842	0.6%	—	0.0%
Canada	672	0.1%	20,876	4.4%
Israel	384	0.1%	1,918	0.4%

	$652,870	100.00%	$472,032	100.00%

Our portfolio companies are primarily privately held expansion-and established-stage companies in the biotechnology, drug discovery, drug delivery, specialty pharmaceuticals, therapeutics, clean technology, communications and networking, consumer and business products, electronics and computers, information services, internet consumer and business services and products, surgical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For years ended December 31, 2011 and 2010, our ten largest portfolio companies represented approximately 37.9% and 57.5% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2011 and 2010, we had seven and six investments, respectively, that represented 5% or more of our net assets. At December 31, 2011, we had seven equity investments representing approximately 63.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

At December 31, 2010, we had three equity investments which represented approximately 48.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of December 31, 2011, approximately 57.5% of the fair value of our portfolio was composed of investments in four industries: 20.1% was composed of investments in the drug discovery and development industry, 18.0% was composed of investments in the internet consumer and business services industry; 9.8% was composed of investments in the clean technology industry and 9.6% was composed of investments in the drug delivery industry.

As of December 31, 2011, over 99% of our debt investments were in a senior secured first lien position, and more than 90.7% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. As a result, we believe we are well positioned to benefit should market rates increase. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of December 31, 2011, we held warrants in 109 portfolio companies, with a fair value of approximately $30.0 million. The fair value of the warrant portfolio has increased by approximately 26.6% as compared to the fair value of $23.7 million at December 31, 2010. These warrant holdings would require us to invest approximately $73.7 million to exercise such warrants. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.04x to 8.74x based on the historical rate of return on our investments. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control.” Generally, under the 1940 Act, we are deemed to “control” a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of us, as defined in the 1940 Act, which are not Control Investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more but less than 25% of the voting securities of such company. “Non-control/ non-affiliate Investments” are investments that are neither control investments nor affiliate investments.

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments at December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011
Portfolio Company	Type	Fair Value at December 31, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
MaxVision Holding, LLC.	Control	$1,027	$889	$(5,158)	$—	$—
E-Band Communiations, Corp.	Non-Controlled Affiliate	—	14	(3,425)	—	—

Total		$1,027	$903	$(8,583)	$—	$—

(in thousands)	December 31, 2010
Portfolio Company	Type	Fair Value at December 31, 2010	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain/(Loss)
InfoLogix, Inc.	Control	$40,181	$3,013	$77	$128	$2,517
E-Band Communiations, Corp.	Non-Controlled Affiliate	3,069	—	795	—	—

Total		$43,250	$3,013	$872	$128	$2,517

Our investment in InfoLogix, Inc., a company that was a control investment as of December 31, 2010, was sold to Stanley Black & Decker (NYSE:SWK) in January 2011. Approximately $8.3 million of realized gains and $8.4 million of net change in unrealized depreciation was recognized on this control investment during the three-month period ended March 31, 2011.

The following table shows the fair value of our portfolio by industry sector at December 31, 2011 and December 31, 2010 (excluding unearned income):

	December 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$131,428	20.1%	$52,777	11.2%
Internet Consumer & Business Services	117,542	18.0%	7,255	1.5%
Clean Technology	64,587	9.9%	25,722	5.4%
Drug Delivery	62,665	9.6%	35,250	7.5%
Information Services	45,850	7.0%	10,857	2.3%
Specialty Pharma	39,384	6.0%	63,607	13.5%
Media/Content/Info	38,476	5.9%	25,300	5.4%
Therapeutic	35,911	5.5%	2,223	0.5%
Communications & Networking	28,618	4.4%	65,098	13.8%
Software	27,850	4.3%	96,508	20.4%
Biotechnology Tools	18,693	2.9%	5,987	1.3%
Diagnostic	15,158	2.3%	14,911	3.2%
Surgical Devices	11,566	1.8%	10,172	2.1%
Semiconductors	9,733	1.5%	3,227	0.7%
Consumer & Business Products	4,186	0.6%	45,316	9.6%
Electronics & Computer Hardware	1,223	0.2%	7,819	1.6%
Energy	—	0.0%	3	0.0%

	$652,870	100.0%	$472,032	100.0%

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2011 and 2010, respectively:

	December 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$104,516	17.8%	$65,345	16.3%
2	403,114	68.8%	232,713	57.9%
3	70,388	12.0%	90,739	22.6%
4	6,722	1.2%	8,776	2.2%
5	1,027	0.2%	4,045	1.0%

	$585,767	100.0%	$401,618	100.0%

As of December 31, 2011, our investments had a weighted average investment grading of 2.01 as compared to 2.21 at December 31, 2010. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At December 31, 2011, 43 portfolio companies were graded 2, twelve portfolio companies were graded 3, two portfolio companies were graded 4, and two were graded 5 as compared to 23, eight, two and two portfolio companies, respectively, at December 31, 2010. The improvement in investment grading for the period ended December 31, 2011 was driven in part by meaningful progress in the economy and among our portfolio companies, many of which have experienced improved operating performance and greater access to the venture capital market as they secure new equity financings. At December 31, 2011, we had one loan on non accrual with a fair market value of approximately $1.0 million compared to two loans at December 31, 2010 with a fair value of approximately $4.0 million.

The effective yield on our debt investments during the year was 17.2% and was attributed in part to interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan investments was approximately 12.64% at December 31, 2011, a slight decrease compared to 13.92% at December 31, 2010, impacted primarily by the early pay off of higher yielding investments during 2011. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to approximately 14.0 % as of December 31, 2011. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $4.5 million and $6.6 million of unamortized fees at December 31, 2011 and December 31, 2010, respectively, and approximately $4.4 million and $5.1 million in exit fees receivable at December 31, 2011 and December 31, 2010, respectively.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $1.7 million and $2.3 million in PIK income in the twelve month periods ended December 31, 2011 and 2010.

In some cases, we may collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At December 31, 2011, approximately 63.0% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 36.0% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.0% of portfolio company loans had an equipment only lien.

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

Results of Operations

Comparison of periods ended December 31, 2011 and 2010

Investment Income

Interest income totaled approximately $70.3 million and $54.7 million for 2011 and 2010, respectively. Income from commitment, facility and loan related fees totaled approximately $9.5 million 2011, compared with $4.8 million for 2010. The increase in interest income was directly related to an increase in the average investment portfolio outstanding in 2011 than in 2010.

In 2011 and 2010, interest income included approximately $7.4 million and $6.2 million of income from accrued exit fees, respectively. The year over year increase is attributed to an increase in the average investment portfolio outstanding in 2011 than in 2010.

At December 31, 2011 and 2010, we had approximately $10.3 million and $6.6 million of deferred income related to commitment, facility and loan related fees, respectively. The increase in deferred income was attributed to increased investment originations in 2011.

The following table shows the PIK-related activity for the years ended December 31, 2011 and 2010, at cost:

	Twelve months ended December 31,
(in thousands)	2011	2010
Beginning PIK loan balance	$3,955	$2,315
PIK interest capitalized during the period	2,093	3,054
Payments received from PIK loans	(3,567)	(1,084)
PIK converted to other securities	(440)	—
Realized Loss	—	(330)

Ending PIK loan balance	$2,041	$3,955

The increase in payments received from PIK loans during the year ended December 31, 2011 includes $1.5 million of PIK collected in conjunction with the sale of our investment in Infologix, Inc. in the first quarter of 2011.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $40.3 million and $30.1 million during the periods ended December 31, 2011 and 2010, respectively.

Interest and fees totaled approximately $15.9 million and $9.8 million during the periods ended December 31, 2011 and 2010, respectively. This $6.1 million year over year increase is largely attributed to $1.4 million of incremental interest and fee expense due to the increase in SBA debentures from $170.0 million as of December 31, 2010 to $225.0 million as of December 31, 2011 and $4.5 million of interest and fee expenses during the period ended December 31, 2011 related to the $75.0 million of Convertible Senior Notes issued on April 15, 2011. Additionally, we incurred approximately $767,000 of non cash interest expense during the period ended December 31, 2011 attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. We had a weighted average cost of debt comprised of interest and fees of approximately 6.23% at December 31, 2011, as compared to 6.27% as of December 31, 2010. The increase was primarily attributed to the weighted average cost of debt on the senior convertible notes of 8.1% offset by a lower weighted average cost of debt on outstanding SBA debentures at 5.0% in 2011 as compared to 6.1% in 2010.

General and administrative expenses include legal, consulting, accounting fees, printer fees, insurance premiums, rent, workout and various other expenses. Expenses increased to approximately $8.0 million from $7.1 million for the periods ended December 31, 2011 and 2010, respectively, largely due to an increase in accounting and printer fees from approximately $1.0 million to $1.6 million during the same periods, respectively.

Employee compensation and benefits totaled approximately $13.3 million and $10.5 million during the periods ended December 31, 2011 and 2010, respectively. The $2.8 million increase is due to $1.6 million of increases in compensation expense attributable to increases in headcount, executive severance payments and payroll taxes associated with restricted stock vesting and $1.2 million in increases in variable compensation expense. Stock-based compensation totaled approximately $3.1 million and $2.7 million during the periods ended December 31, 2011 and 2010, respectively. This increase is due to the incremental expense attributed to restricted stock grants issued in the first quarter of 2011.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2011 totaled $39.6 million as compared with a net investment income before income tax expense in 2010 of approximately $29.4 million. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

In 2011, we generated realized gains totaling approximately $11.1 million primarily due to the sale of warrants and equity investments in 3 portfolio companies. We recognized realized losses in 2011 of approximately $8.4 million on the disposition of investments in 13 portfolio companies. We recognized realized gains of approximately $4.7 million during the year ended December 31, 2010 primarily due to the sale of warrants and common stock of twelve portfolio companies. We recognized realized losses in 2010 of approximately $31.1 million on the disposition of investments in ten portfolio companies. A summary of realized gains and losses for the years end December 31, 2011 and 2010 is as follows:

	December 31,
(in millions)	2011	2010
Realized gains	$11,092	$4,677
Realized losses	(8,351)	(31,059)

Net realized gains (losses)	$2,741	$(26,382)

During the year ended December 31, 2011 net change in unrealized appreciation totaled approximately $4.6 million from loan, warrant and equity investments. Approximately $9.0 million was due to net unrealized appreciation on debt investments attributable to reversal of unrealized depreciation to realized loss of approximately $5.0 million on one technology debt investment and due to the reversal of unrealized depreciation of approximately $3.1 million on one life science debt investment as a result of improvements at the portfolio company. Approximately $5.8 million of net unrealized depreciation on equity investments during the year ended December 31, 2011, was primarily attributable to the sale of InfoLogix, Inc. resulting in the reversal of $7.7 million of unrealized appreciation on equity investments to realized gains offset by approximately $1.9 million of net appreciation due to net increases in private and public portfolio company valuations. For the year ended December 31, 2010 approximately $ 3.6 million and approximately $500,000 of the net unrealized depreciation was attributable to debt and warrant investments, respectively, and approximately $5.2 million of appreciation that was attributable to equity investments. During the year ended December 31, 2011, net unrealized investment appreciation recognized by the Company was reduced by approximately $217,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under “—Borrowings.”

The following table itemizes the change in net unrealized appreciation (depreciation) of investments for 2011 and 2010:

	December 31,
(in thousands)	2011	2010
Gross unrealized appreciation on portfolio investments	$58,980	$40,696
Gross unrealized depreciation on portfolio investments	(49,327)	(64,465)
Reversal of prior period net unrealized appreciation upon a realization event	(13,224)	(3,902)
Reversal of prior period net unrealized depreciation upon a realization event	8,395	29,674
Citigroup Warrant Participation	(217)	(13)

Net unrealized appreciation/(depreciation) on portfolio investments	$4,607	$1,990

For a more detailed discussion, see the discussion set forth under “—Critical Accounting Policies— Valuation of Portfolio Investments.”

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2011 net increase in net assets resulting from operations totaled approximately $46.9 million compared to net income of approximately $5.0 million for the period ended December 31, 2010. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share were $1.08 and $1.07, respectively, for the year ended December 31, 2011, compared to a basic and fully diluted net income per share of $0.12 and $0.12, respectively, for the year ended December 31, 2010.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our credit facilities, SBA debentures, Convertible Senior Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our credit facilities, SBA debentures and the proceeds from the rotation of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing from the SBA through our SBIC subsidiaries, among other sources.

At December 31, 2011, we had approximately $10.2 million of outstanding borrowings under the Wells Facility, $75.0 million of Convertible Senior Notes payable and $225.0 million SBA debentures payable. We had no borrowings outstanding under the Union Bank Facility. As of December 31, 2010, we had $170.0 million of SBA debentures payable and no borrowings outstanding under our credit facilities.

At December 31, 2011, we had $184.3 million in available liquidity, including $64.5 million in cash and $119.8 million in credit facilities. At December 31, 2011, we had available borrowing capacity of approximately $65.0 million under the Wells Facility and $55.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

During the year ended December 31, 2011, our operating activities used $139.5 million of cash and cash equivalents, compared to $93.2 million used during the year ended December 31, 2010. The $46.3 million increase in cash used in operating activities resulted primarily from increased investing activity. During the year ended December 31, 2011, our financing activities provided $97.2 million of cash, compared to $75.3 million during the year ended December 31, 2010. This $21.9 million increase in cash provided by financing activities was due primarily due to the issuance of $75.0 million of Convertible Senior Notes in April 2011.

As of December 31, 2011, net assets totaled $431.0 million, with a net asset value per share of $9.83. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

We expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2011 Annual Shareholder Meeting held on June 1, 2011, our shareholders authorized us, with the approval of its Board of Directors, to sell up to 20% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. However, there can be no assurance that these capital resources will be available given the credit constraints of the banking and capital markets.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2011 our asset coverage ratio under our regulatory requirements as a business development company was 864.7%, excluding our SBIC debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBIC debentures was 237.5% at December 31, 2011. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage.

At December 31, 2011 and December 31, 2010, we had the following borrowing capacity and outstanding amounts:

	December 31, 2011		December 31, 2010
	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$20,000	$—
Wells Facility	75,000	10,187	50,000	—
Convertible Senior Notes(2)	75,000	70,353	—	—
SBA Debenture(3)	225,000	225,000	225,000	170,000

Total	$430,000	$305,540	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,647 at December 31, 2011.
(3)	In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment and in April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.
In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. We plan to submit a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request or the pricing to be consistent with the September 2011 pricing or that we will have drawn on any possible commitment.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as SBICs under the SBIC program and are able to borrow funds from the SBA against eligible investments. As of December 31, 2011, all required contributed capital from the Company has been invested into HT II and HT III. The Company is the sole limited partner of HT II and HT III and HTM is the general partner. HTM is a wholly-owned subsidiary of the Company. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2011 as a result of having sufficient capital as defined under the SBA regulations. HT II and HT III hold approximately $217.2 million and $167.1 million in assets, respectively, and accounted for approximately 21.7% and 16.7% of our total assets prior to consolidation at December 31, 2011.

With our net investment of $75.0 million in HT II as of December 31, 2011, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, of which $125.0 million was outstanding at

December 31, 2011. As of December 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of December 31, 2011, HT II has paid the SBA commitment fees of approximately $1.5 million. As of December 31, 2011, we held investments in HT II in 57 companies with a fair value of approximately $198.7 million, accounting for approximately 30.4% of our total portfolio at December 31, 2011.

As of December 31, 2011, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. As of December 31, 2011, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $50.0 million in HT III as of December 31, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding at December 31, 2011. As of December 31, 2011, HT III has paid the SBA commitment fees of approximately $1.0 million. As of December 31, 2011, we held investments in HT III in 23 companies with a fair value of approximately $124.8 million accounting for approximately 19.1% of our total portfolio at December 31, 2011.

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. We plan to submit a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request or the pricing to be consistent with the September 2011 pricing or that we will have drawn on any possible commitment.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our credit facilities, Convertible Senior Notes and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings order to comply with certain covenants, including the ratio of total assets to total indebtedness. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Commitments and Contingencies

Our commitments and contingencies consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time.

As of December 31, 2011, we had unfunded origination activity commitments of approximately $168.2 million. Approximately $92.0 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Wells Facility, our Union Bank Facility and proceeds from Convertible Senior to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $82.5 million of non-binding term sheets with seven companies outstanding, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term from prior release are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2011:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$305,540	$—	$10,187	$70,353	$225,000
Operating Lease Obligations(5)	8,497	1,244	2,294	2,520	2,439

Total	$314,037	$1,244	$12,481	$72,873	$227,439

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have warrant participation with Citigroup. See “Borrowings.”
(3)	Includes borrowings under the Wells Facility, Union Bank Facility and the SBA debentures. There were no outstanding borrowings under the Union Bank Facility at December 31, 2011.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $4,647 at December 31, 2011.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $1.1 million, $1.0 million and $966,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of December 31, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of December 31, 2011, the Company held investments in HT II in 57 companies with a fair value of approximately $198.7 million, accounting for approximately 30.4% of our total portfolio at December 31, 2011.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of December 31, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of December 31, 2011. As of December 31, 2011, HT III has paid commitment fees of approximately $1.0 million. As of December 31, 2011, the Company held investments in HT III in 23 companies with a fair value of approximately $124.8 million accounting for approximately 19.1% of our total portfolio at December 31, 2011.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2011 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.88% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fee related to HT III debentures that pooled on September 21, 2011 was 0.285%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2011 for HT II was approximately $125.5 million with an average interest rate of approximately 6.0%. The average amount of debentures outstanding for the year ended December 31, 2011 for HT III was approximately $60.0 million with an average interest rate of approximately 3.0%.

We reported the following SBA debentures outstanding as of December 31, 2011 and December 31, 2010:

				December 31,
(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)		2011	2010
SBA Debentures
September 26, 2007	September 1, 2017	6.43%		$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%		58,050	58,050
September 24, 2008	September 1, 2018	6.63%		13,750	38,750
March 25, 2009	March 1, 2019	5.53%		18,400	18,400
September 23, 2009	September 1, 2019	4.64%		3,400	3,400
September 22, 2010	September 1, 2020	3.62%		6,500	6,500
September 22, 2010	September 1, 2020	3.50%		22,900	32,900
March 29, 2011	March 1, 2021	4.37%		28,750	—
September 21, 2011	September 1, 2021	3.16%		25,000	—
October 18, 2011	March 1, 2022	1.35	%(2)	36,250	—

Total SBA Debentures				$225,000	$170,000

(1)	Interest rate includes annual charge
(2)	Interim interest on the October 18, 2011 borrowing will pool on March 20, 2012 at which date the principal interest rate will be set.

In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment and in April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. We plan to submit a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request or the pricing to be consistent with the September 2011 pricing or that we will have drawn on any possible commitment.

Wells Facility

In August 2008, we entered into a $50.0 million two-year revolving senior secured credit facility with Wells Fargo Capital Finance (the “Wells Facility”). On June 20, 2011, we renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. From September 1, 2011 through September 30, 2011, this non-use fee was 0.75%. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. There was approximately $10.2 million outstanding debt under the Wells Facility at December 31, 2011. In January 2012, we repaid the entire principal balance outstanding, approximately $10.2 million, as of December 31, 2011 under the Wells Fargo facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2011.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). On November 2, 2011, we renewed and amended the Union Bank Facility and added a new lender under the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At December 31, 2011, there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2011.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of December 31, 2011, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $70.4 million.

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

In accounting for the Convertible Senior Notes, we estimated that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes has initially be recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.2%.

As of December 31, 2011, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of December 31, 2011
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,647)

Carrying value of debt	$70,353

For the three and twelve months ended December 31, 2011, the components of interest expense and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended December 31, 2011	Twelve Months Ended December 31, 2011
Stated interest expense	$1,125	$3,187
Accretion of original issue discount	271	767
Amortization of debt issuance cost	144	409

Total interest expense	$1,540	$4,363

Cash paid for interest expense	$2,250	$2,250

As of December 31, 2011, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note 4 to our consolidated financial statements for more detail on the Convertible Senior Notes.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, we paid off all remaining principal and interest owed under the Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $715,000 as of December 31, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

At December 31, 2011 and December 31, 2010, the Company had the following borrowing capacity and outstanding borrowings:

	December 31, 2011		December 31, 2010
	Total Available	Carrying Value(1)	Total Available	Carrying Value
Union Bank Facility	$55,000	$—	$20,000	$—
Wells Facility	75,000	10,187	50,000	—
Convertible Senior Notes(2)	75,000	70,353	—	—
SBA Debenture(3)	225,000	225,000	225,000	170,000

Total	$430,000	$305,540	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,647 at December 31, 2011.
(3)	In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment and in April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.
In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. We plan to submit a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request or the pricing to be consistent with the September 2011 pricing or that we will have drawn on any possible commitment.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23

			$6.92

*	Dividend paid in cash and stock.

On February 27, 2012 the Board of Directors increased the quarterly dividend by 5.0% and declared a cash dividend of $0.23 per share that is to be paid on March 15, 2012 to shareholders of record as of March 12, 2012. This dividend is the Company’s twenty-sixth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $6.92 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the year ended December 31, 2011 and 2010, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be.

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

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See Item 1 “Regulation”.

We maintain an “opt-out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless the stockholder specifically “opts out” of the dividend reinvestment plan and chooses to receive cash dividends. See “Dividend Reinvestment Plan” in the accompanying prospectus.

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

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At December 31, 2011, approximately 87.4% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

(1) our quarterly valuation process begins with the initial valuation of each portfolio company or investment by the investment professionals responsible for the portfolio investment;

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

We apply a procedure for debt investments that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, we also evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis. We use pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

We estimate the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and related equity. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2011, we had one portfolio company on non-accrual status with an approximate cost of $7.7 million and a fair value of approximately $1.0 million. There were two loans on non-accrual status with an aggregate cost of approximately $11.4 million and a fair value of approximately $4.0 million as of December 31, 2010. During the three months ended March 31, 2011 we recognized a realized loss of approximately $5.2 million on our warrant, equity and debt investments in one of these portfolio companies.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2011, 2010 and 2009, approximately $1.7 million, $2.3 million and $2.9 million in PIK income was recorded respectively.

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

Federal Income Taxes.

We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98.2% of our capital gain net income for each one year period ending on October 31. At December 31, 2011 , 2010 and 2009, no excise tax was recorded. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and

Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of the adoption of ASU 2011-04 on our financial statements and disclosures.

Subsequent Events

As of February 29, 2011, we have:

a.	Closed commitments of approximately $36.9 million to new and existing portfolio companies, and funded approximately $30.0 million since the close of the fourth quarter of 2011.

b.	Pending commitments (signed non-binding term sheets) of approximately $51.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed and Pending Commitments (in millions)
Q1-12 Closed Commitments (as of February 29, 2012) (a,b)	$36.9
Pending Commitments (as of February 29, 2012) (b)	51.0

Year-to-date 2012 Closed and Pending Commitments	$87.9

Notes:

a.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Dividend Declaration

On February 27, 2012 the Board of Directors increased the quarterly dividend by 5.0% and declared a cash dividend of $0.23 per share that will be payable on March 15, 2012 to shareholders of record as of March 12, 2012. This dividend would represent the Company’s twenty-sixth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $6.92 per share.

Liquidity and Capital Resources

In January 2012, we closed a public offering of 5,000,000 shares of common stock at $9.61 per share, resulting in proceeds of $48,050,000 before deducting offering expenses.

In January 2012, we repaid the entire principal balance outstanding (approximately $10.2 million as of December 31, 2011) under the Wells Fargo facility.

In February 2012, we repaid six SBA debentures with principal totaling $24.25 million under our first license. The weighted average interest rate on repaid debentures (including the 0.906% SBA annual charge levied on each debenture) was 6.63%. The total amount paid, including unpaid interest and annual charges through March 1, 2012, was approximately $24.3 million

Portfolio Company Developments

On February 3, 2012, Cempra, Inc. completed its initial public offering of 8,400,000 shares of common stock at a price to the public of $6.00 per share. At December 31, 2011, we held approximately 371,000 warrants in Cempra, Inc.

In January 2012, BÂRRX Medical, Inc. completed the sale of all of its outstanding shares to Coviden plc in a transaction for an aggregate consideration of approximately $325.0 million, net of cash and short-term investments. In connection with the sale, we expect to realize a net gain of approximately $2.2-$2.3 million in the first quarter of 2012 and a full repayment of our loan to BÂRRX Medical.

In January 2012, Hercules received full repayment of its $5.0 million term loan with Merrion Pharmaceuticals, Inc.

In December 2011, Hercules entered into an agreement to acquire approximately $9.6 million through a secondary marketplace in Facebook, Inc., the social networking company for an aggregate of 307,500 shares at an average price of $31.08 per share. The investments were subject to certain closing conditions and a right of first refusal by Facebook, Inc. which expired thirty days after the date of investment. At December 31, 2011 these assets were held as Other Assets. In February 2012, Hercules was notified that Facebook Inc. had not exercised its repurchase right with respect to any of the shares and had executed all documents necessary to fully transfer the ownership of the shares to Hercules.

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

As of December 31, 2011, approximately 90.7% of our portfolio loans were at variable rates or variable rates with a floor and 9.3% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 2.88% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fee related to HT III debentures that pooled on September 21, 2011 was 0.285%. The annual fees related to HT II debentures that pooled on

September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2011 for HT II was approximately $125.5 million with an average interest rate of approximately 6.0%, and for HT III was approximately $60.0 million with an average interest rate of approximately 3.0%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50% with a floor of 5.0%. The Wells Facility is collateralized by debt investment in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Wells Facility generally requires payment of interest on a monthly basis. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. From September 1, 2011 through September 30, 2011, this non-use fee was 0.75%. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. All outstanding principal is due upon maturity. There were approximately $10.2 million of borrowings outstanding under this facility at December 31, 2011. The facility expires in June 2014.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility required the payment of an unused fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at December 31, 2011. In June 2011, the maturity date under the credit facility was extended from July 31, 2011 to December 31, 2011, subject to the same terms and conditions. On November 2, 2011, we renewed and amended the Union Bank Facility. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility will mature on November 2, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of

Hercules Technology Growth Capital, Inc.

In our opinion, the consolidated statement of assets and liabilities, including the consolidated schedule of investments, as of December 31, 2011 and 2010 and the related consolidated statements of operations, of changes in net assets, and of cash flows for the years then ended present fairly, in all material respects, the financial position of Hercules Technology Growth Capital, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2011 by correspondence with the custodian and brokers, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

San Francisco, CA

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Hercules Technology Growth Capital, Inc.

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of Hercules Technology Growth Capital, Inc. (the Company) for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in its net assets and its cash flows of Hercules Technology Growth Capital, Inc. for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

March 12, 2010

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31,
	2011	2010
Assets
Investments:
Non-Control/Non-Affiliate investments (cost of $642,038 and $445,782, respectively)	$651,843	$428,782
Affiliate investments (cost of $3,236 and $2,880, respectively)	—	3,069
Control investments (cost of $11,266 and $31,743, respectively)	1,027	40,181

Total investments, at value (cost of $656,540 and $480,405, respectively)	652,870	472,032
Cash and cash equivalents	64,474	107,014
Interest receivable	5,820	4,520
Other assets	24,230	7,681

Total assets	$747,394	$591,247

Liabilities
Accounts payable and accrued liabilities	$10,813	$8,716
Wells Fargo Loan	10,187	—
Long-term Liabilities (Convertible Debt)	70,353	—
Long-term SBA Debentures	225,000	170,000

Total liabilities	$316,353	$178,716
Commitments and Contingencies (Note 9)

Net assets consist of:
Common stock, par value	44	43
Capital in excess of par value	484,244	477,549
Unrealized depreciation on investments	(3,431)	(8,038)
Accumulated realized losses on investments	(43,042)	(51,033)
Distributions in excess of investment income	(6,774)	(5,990)

Total net assets	$431,041	$412,531

Total liabilities and net assets	$747,394	$591,247

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	43,853	43,444
Net asset value per share	$9.83	$9.50

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Anthera Pharmaceuticals Inc.	Drug Discovery & Development	Senior Debt Matures September 2014 Interest rate Prime + 7.3% or Floor rate of 10.55%	$25,000	$24,433	$25,183

Total Anthera Pharmaceuticals Inc.				24,433	25,183

Aveo Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures June 2014 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	25,360	26,110

Total Aveo Pharmaceuticals, Inc.				25,360	26,110

Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%	$12,000	11,665	11,665

Total Dicerna Pharmaceuticals, Inc.				11,665	11,665

NextWave Pharmaceuticals	Drug Discovery & Development	Senior Debt Matures June 2015 Interest rate Prime + 4.3% or Floor rate of 9.55%	$6,000	5,925	5,926

Total NextWave Pharmaceuticals				5,925	5,926

Concert Pharmaceuticals	Drug Discovery & Development	Senior Debt Matures July 2015 Interest rate Prime + 3.25% or Floor rate of 8.25%	$7,500	7,350	7,350

Total Concert Pharmaceuticals				7,350	7,350

PolyMedix, Inc.	Drug Discovery & Development	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$6,763	6,594	6,729

Total PolyMedix, Inc.				6,594	6,729

Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures September 2014 Interest rate Prime + 5.65% or Floor rate of 10.40%	$10,000	10,070	10,070

Total Aegerion Pharmaceuticals, Inc.				10,070	10,070

Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$7,633	7,958	7,879

Total Chroma Therapeutics, Ltd.				7,958	7,879

NeurogesX, Inc.	Drug Discovery & Development	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$15,000	14,558	14,558

Total NeurogesX, Inc.				14,558	14,558

Total Debt Drug Discovery & Development (26.79%)*				113,913	115,470

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
E-band Communications, Corp.(6)	Communications & Networking	Convertible Senior Debt Due on demand Interest rate Fixed 6.00%	$356	$356	$—

Total E-Band Communications, Corp.				356	—

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.12% or Floor rate of 11.37%	$6,524	6,346	6,476
		Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$1,100	1,100	1,070

Total Intelepeer, Inc.				7,446	7,546

Ahhha, Inc.	Communications & Networking	Senior Debt Matures January 2015 Interest rate Fixed 10.00%	$350	345	345

Total Ahhha, Inc.				345	345

Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2014 Interest rate Prime + 7.50% or Floor rate of 12.00%	$4,369	4,196	4,196

Total Pac-West Telecomm, Inc.				4,196	4,196

PeerApp, Inc.(4)	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$1,776	1,814	1,835

Total PeerApp, Inc.				1,814	1,835

PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Libor + 9.0% or Floor rate of 11.50%	$8,308	8,107	8,100

Total PointOne, Inc.				8,107	8,100

Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$2,627	2,586	2,612

Total Stoke, Inc.				2,586	2,612

Total Debt Communications & Networking (5.71%)*				24,850	24,634

Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.50%	$3,000	2,894	2,954

Total Central Desktop, Inc.				2,894	2,954

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$3,999	$3,920	$4,000

Total Clickfox, Inc.				3,920	4,000

Kxen, Inc.(4)	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$3,000	2,958	2,858

Total Kxen, Inc.				2,958	2,858

RichRelevance, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$5,000	4,879	4,879

Total RichRelevance, Inc.				4,879	4,879

Blurb, Inc	Software	Senior Debt Matures December 2015 Interest rate Prime +5.25% or Floor rate 8.5%	$5,000	4,873	4,873

Total Blurb, Inc				4,873	4,873

SugarSync Inc.	Software	Senior Debt Matures April 2015 Interest rate Prime + 4.50% or Floor rate of 8.25%	$2,000	1,950	1,950

Total SugarSync Inc.				1,950	1,950

White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,418	1,357	1,400

Total White Sky, Inc.				1,357	1,400

TaDa Innovations, Inc.	Software	Senior Debt Matures June 2012 Interest rate Prime + 3.25% or Floor rate of 6.50%	$100	90	90

Total TaDa Innovations, Inc.				90	90

Total Debt Software (5.34%)*				22,921	23,004

Maxvision Holding, LLC.(7)(8)	Electronics & Computer Hardware	Senior Debt Matures December 2013 Interest rate Prime + 8.25% or Floor rate of 12.00%, PIK interest 5.00%	$4,185	4,143	—
		Senior Debt Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%, PIK interest 2.00%	$2,539	2,515	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Revolving Line of Credit Matures December 2013 Interest rate Prime + 5.00% or Floor rate of 8.50%	$892	$1,027	$1,027

Total Maxvision Holding, LLC				7,685	1,027

Total Debt Electronics & Computer Hardware (0.24%)*				7,685	1,027

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$10,359	10,315	10,584

Total Althea Technologies, Inc.				10,315	10,584

Pacira Pharmaceuticals, Inc.(4)	Specialty Pharmaceuticals	Senior Debt Matures August 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	11,257	11,397
		Senior Debt Matures August 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	14,386	14,574

Total Pacira Pharmaceuticals, Inc.				25,643	25,971

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Convertible Senior Debt Matures March 2012 Interest rate 8.00%	$1,888	1,888	1,888

Total Quatrx Pharmaceuticals Company				1,888	1,888

Total Debt Specialty Pharmaceuticals (8.92%)*				37,846	38,443

Achronix Semiconductor Corporation	Semiconductors	Senior Debt Matures January 2015 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,500	2,329	2,329

Total Achronix Semiconductor Corporation				2,329	2,329

Kovio Inc.	Semiconductors	Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 9.25%	$1,250	1,218	1,218

Kovio Inc.	Semiconductors	Senior Debt Matures March 2015 Interest rate Prime + 6.00% or Floor rate of 9.75%	$3,000	2,910	2,910

Total Kovio Inc.				4,128	4,128

Total Debt Semiconductors (1.50%)*				6,457	6,457

AcelRX Pharmaceuticals, Inc.	Drug Delivery	Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$10,000	9,773	9,579

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$10,000	$9,772	$9,578

Total AcelRX Pharmaceuticals, Inc.				19,545	19,157

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$10,497	10,537	10,695

Total Alexza Pharmaceuticals, Inc.				10,537	10,695

BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%	$5,000	4,730	4,880

Total BIND Biosciences, Inc.				4,730	4,880

Merrion Pharmaceuticals, Inc.(5)	Drug Delivery	Senior Debt Matures January 2015 Interest rate Prime + 9.20% or Floor rate of 12.45%	$5,000	4,765	3,819

Total Merrion Pharmaceuticals, Inc.				4,765	3,819

Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$22,000	21,379	21,379

Total Revance Therapeutics, Inc.				21,379	21,379

Total Debt Drug Delivery (13.90%)*				60,956	59,930

Gelesis, Inc.	Therapeutic	Senior Debt Matures April 2013 Interest rate Prime + 8.75% or Floor rate of 12.00%	$3,428	3,514	3,254

Total Gelesis, Inc.				3,514	3,254

Gynesonics, Inc.	Therapeutic	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$5,336	5,309	5,383

Total Gynesonics, Inc.				5,309	5,383

Oraya Therapeutics, Inc.(4)	Therapeutic	Senior Debt Matures March 2015 Interest rate Prime + 4.75% or Floor rate of 9.50%	$7,500	7,377	7,377

Total Oraya Therapeutics, Inc.				7,377	7,377

Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$4,965	4,932	4,932
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 6.5% or Floor rate of 9.00%	$1,500	1,485	1,412

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%, PIK interest 3.75%	$5,900	$6,259	$6,436

Total Pacific Child & Family Associates, LLC				12,676	12,780

Total Debt Therapeutic (6.68%)*				28,876	28,794

InXpo, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2014 Interest rate Prime + 7.5% or Floor rate of 10.75%	$3,192	3,083	3,147

Total InXpo, Inc.				3,083	3,147

Westwood One Communications	Internet Consumer & Business Services	Senior Debt Matures October 2016 Interest rate of 8.00%	$21,000	19,059	19,479

Total Westwood One Communications				19,059	19,479

Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.87% or Floor rate of 10.12%	$13,000	12,877	13,131

Total Reply! Inc.				12,877	13,131

MedCall	Internet Consumer & Business Services	Senior Debt Matures January 2016 Interest rate LIBOR + 7.50% or Floor rate of 9.50%	$5,168	5,051	5,051

Total MedCall				5,051	5,051

ScriptSave (Medical Security Card Company, LLC)	Internet Consumer & Business Services	Senior Debt Matures February 2016 Interest rate LIBOR + 8.75%	$19,646	19,307	19,896

Total ScriptSave				19,307	19,896

Trulia, Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,871	4,871
		Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,871	4,871

Total Trulia, Inc.				9,742	9,742

Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate Libor + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	7,441	7,441
		Senior Debt Matures September 2015 Interest rate Libor + 7.00% or Floor rate of 8.50%	$11,500	11,335	11,335

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Revolving Line of Credit Matures September 2015 Interest rate Libor + 6.00% or Floor rate of 7.50%	$300	$284	$284

Total Vaultlogix, Inc.				19,060	19,060

Tectura Corporation	Internet Consumer & Business Services	Senior Debt Matures December 2012 Interest rate 11%	$5,625	6,834	6,834
		Revolving Line of Credit
		Senior Debt Matures August 2012 Interest rate 11%	$2,500	2,556	2,556
		Revolving Line of Credit Matures July 2012 Interest rate 11%, PIK interest 1.00%	$17,487	17,738	17,738

Total Tectura Corporation				27,128	27,128

Total Debt Internet Consumer & Business Services (27.06%)				115,307	116,634

Box.net, Inc.(4)	Information Services	Senior Debt Matures March 2015 Interest rate Prime + 3.75% or Floor rate of 7.50%	$9,647	9,432	9,432
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,590	1,613	1,645

Total Box.net, Inc.				11,045	11,077

Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$3,000	2,926	2,903

Total Cha Cha Search, Inc.				2,926	2,903

Jab Wireless, Inc.	Information Services	Senior Debt Matures August 2016 Interest rate Prime + 6.25% or Floor rate of 6.75%	$20,272	19,993	19,993

Total Jab Wireless, Inc.				19,993	19,993

Total Debt Information Services (7.88%)				33,964	33,973

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$10,750	10,884	11,147

Total Optiscan Biomedical, Corp.				10,884	11,147

Total Debt Diagnostic (2.59%)*				10,884	11,147

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

deCODE genetics ehf.(5)	Biotechnology Tools	Senior Debt Matures September 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%, PIK interest 2.00%	$5,000	$4,664	$4,664

Total deCODE genetics ehf.				4,664	4,664
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$2,416	2,425	2,479

Total Labcyte, Inc.				2,425	2,479

Cempra Holdings LLC	Biotechnology Tools	Senior Debt Matures December 2015 Interest rate Prime + 7.05% or Floor rate of 10.30%	$10,000	9,721	9,721

Total Cempra Holdings LLC				9,721	9,721

Total Debt Biotechnology Tools (3.91%)*				16,810	16,864

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$3,000	2,879	2,879

Total Entrigue Surgical, Inc.				2,879	2,879

Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,602	8,602

Total Transmedics, Inc.				8,602	8,602

Total Debt Surgical Devices (2.66%)*				11,481	11,481

Neoprobe (pka Navidea)	Media/Content/ Info	Senior Debt Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$7,000	6,733	6,733

Total Neoprobe (pka Navidea)				6,733	6,733

Women’s Marketing, Inc.	Media/Content/ Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$10,000	9,956	10,156
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%	$9,710	9,503	9,896

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%	$9,956	$9,744	$9,744

Total Women’s Marketing, Inc.				29,203	29,796

Total Debt Media/Content/Info (8.47%)*				35,936	36,529

BrightSource Energy, Inc.	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$11,250	11,122	11,122
		Senior Debt Matures December 2012 Interest rate Prime + 9.55% or Floor rate of 12.8%	$13,750	13,593	13,593

Total BrightSource Energy, Inc.				24,715	24,715

EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.1% or Floor rate of 9.35%	$4,879	4,713	4,859

Total EcoMotors, Inc.				4,713	4,859

Enphase Energy, Inc.	Clean Tech	Senior Debt Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.0%	$4,898	4,784	4,748

Total Enphase Energy, Inc.				4,784	4,748

NanoSolar, Inc.	Clean Tech	Senior Debt Matures September 2014 Interest rate Prime + 7.75% or Floor rate of 11.0%	$9,212	8,795	8,795

Total NanoSolar, Inc.				8,795	8,795

Integrated Photovoltaics	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 7.375% or Floor rate of 10.625%	$3,000	2,875	2,875

Total Integrated Photovoltaics				2,875	2,875

Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate of 11.0%	$1,348	1,356	1,320

Total Propel Biofuels, Inc.				1,356	1,320

SCIenergy, Inc.(4)	Clean Tech	Senior Debt Matures October 2014 Interest rate 6.25%	$202	202	202
		Senior Debt Matures August 2015 Interest rate Prime + 4.90% or Floor rate of 8.15%	$5,000	4,883	4,883

Total SCIenergy, Inc.				5,085	5,085

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$937	$594	$594
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$8,120	8,389	8,389

Total Solexel, Inc.				8,983	8,983

Total Debt Clean Tech (14.24%)*				61,306	61,380

Total Debt (135.90%)*				589,192	585,767

Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		39	42
		Preferred Stock Warrants		69	273
		Preferred Stock Warrants		35	51

Total Warrants Acceleron Pharmaceuticals, Inc.				143	366

Anthera Pharmaceuticals Inc.	Drug Discovery & Development	Common Stock Warrants		541	551
		Common Stock Warrants		443	451

Total Warrants Anthera Pharmaceuticals Inc.				984	1,002

Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		236	69
		Common Stock Warrants		28	—
		Preferred Stock Warrants		311	137

Total Warrants Dicerna Pharmaceuticals, Inc.				575	206

EpiCept Corporation	Drug Discovery & Development	Common Stock Warrants		4	15

Total Warrants EpiCept Corporation				4	15

Concert Pharmaceuticals	Drug Discovery & Development	Preferred Stock Warrants		234	233

Total Concert Pharmaceuticals				234	233

NextWave Pharmaceuticals	Drug Discovery & Development	Preferred Stock Warrants		126	125

Total NextWave Pharmaceuticals				126	125

Horizon Therapeutics, Inc.	Drug Discovery & Development	Common Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				231	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		155	1,116

Total Merrimack Pharmaceuticals, Inc.				155	1,116

Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		137	68

Total Paratek Pharmaceuticals, Inc.				137	68

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

PolyMedix, Inc.	Drug Discovery & Development	Common Stock Warrants		$480	$97

Total PolyMedix, Inc.				480	97

Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		152	207

Total Portola Pharmaceuticals, Inc.				152	207

Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		69	1,115

Total Aegerion Pharmaceuticals, Inc.				69	1,115

Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Preferred Stock Warrants		490	387

Total Chroma Therapeutics, Ltd.				490	387

NeurogesX, Inc.	Drug Discovery & Development	Preferred Stock Warrants		503	122

Total NeurogesX, Inc.				503	122

Total Warrants Drug Discovery & Development (1.17%)*				4,283	5,059

Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants		102	165

Total Affinity Videonet, Inc.				102	165

IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				117	—

Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants		101	92

Total Intelepeer, Inc.				101	92

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	28

Total Neonova Holding Company				94	28

Pac-West Telecomm, Inc.	Communications & Networking	Preferred Stock Warrants		121	—

Total Pac-West Telecomm, Inc.				121	—

PeerApp, Inc.(4)	Communications & Networking	Preferred Stock Warrants		61	23

Total PeerApp, Inc.				61	23

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	206

Total Peerless Network, Inc.				95	206

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	109

Total Ping Identity Corporation				52	109

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

PointOne, Inc.	Communications & Networking	Common Stock Warrants		$131	$5

Total PointOne, Inc.				131	5

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	121

Total Purcell Systems, Inc.				123	121

Stoke, Inc(4)	Communications & Networking	Preferred Stock Warrants		53	149
		Preferred Stock Warrants		65	81

Total Stoke, Inc.				118	230

Total Warrants Communications & Networking (0.23%)*				1,115	979

Atrenta, Inc.	Software	Preferred Stock Warrants		136	815
		Preferred Stock Warrants		95	284

Total Atrenta, Inc.				231	1,099

Blurb, Inc.	Software	Preferred Stock Warrants		323	855
		Preferred Stock Warrants		636	636

Total Blurb, Inc.				959	1,491

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		189	—

Total Braxton Technologies, LLC.				189	—

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	229

Total Bullhorn, Inc.				43	229

Central Desktop, Inc.	Software	Preferred Stock Warrants		108	398

Total Central Desktop, Inc.				108	398

Clickfox, Inc.	Software	Preferred Stock Warrants		329	522

Total Clickfox, Inc.				329	522

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	142

Total Forescout Technologies, Inc.				99	142

HighRoads, Inc.	Software	Preferred Stock Warrants		45	7

Total HighRoads, Inc.				45	7

Kxen, Inc.(4)	Software	Preferred Stock Warrants		47	22

Total Kxen, Inc.				47	22

RichRelevance, Inc.	Software	Preferred Stock Warrants		98	12

Total RichRelevance, Inc.				98	12

Rockyou, Inc.	Software	Preferred Stock Warrants		116	1

Total Rockyou, Inc.				116	1

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Sportvision, Inc.	Software	Preferred Stock Warrants		$39	$—

Total Sportvision, Inc.				39	—

SugarSync Inc.	Software	Preferred Stock Warrants		78	162

Total SugarSync Inc.				78	162

Daegis Inc. (pka Unify Corporation)	Software	Common Stock Warrants		1,434	237

Total Daegis Inc.				1,434	237

White Sky, Inc.	Software	Preferred Stock Warrants		54	3

Total White Sky, Inc.				54	3

TaDa Innovations, Inc.	Software	Preferred Stock Warrants		25	25

Total TaDa Innovations, Inc.				25	25

WildTangent, Inc.	Software	Preferred Stock Warrants		238	22

Total WildTangent, Inc.				238	22

Total Warrants Software (1.01%)*				4,132	4,372

Luminus Devices, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		334	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		183	—

Total Luminus Devices, Inc.				601	—

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	196

Total Shocking Technologies, Inc.				63	196

Total Warrant Electronics & Computer Hardware (0.05%)*				664	196

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		309	516

Total Althea Technologies, Inc.				309	516

Pacira Pharmaceuticals, Inc.(4)	Specialty Pharmaceuticals	Common Stock Warrants		1,086	425

Total Pacira Pharmaceuticals, Inc.				1,086	425

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants		528	—

Total Quatrx Pharmaceuticals Company				528	—

Total Warrants Specialty Pharmaceuticals (0.22%)*				1,923	941

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	250

Total Annie’s, Inc.				321	250

IPA Holdings, LLC	Consumer & Business Products	Preferred Stock Warrants		275	58

Total IPA Holding, LLC				275	58

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		$24	$118

Total Market Force Information, Inc.				24	118

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	2,495

Total Wageworks, Inc.				252	2,495

Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants		174	—

Total Seven Networks, Inc.				174	—

Total Warrant Consumer & Business Products (0.68%)*				1,046	2,921

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants		160	145

Total Achronix Semiconductor Corporation				160	145

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	—

Total Enpirion, Inc.				157	—

iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	3
		Preferred Stock Warrants		582	10

Total iWatt, Inc.				628	13

Kovio Inc.	Semiconductors	Preferred Stock Warrants		92	4

Total Kovio Inc.				92	4

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,328

Total NEXX Systems, Inc.				297	1,328

Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

Total Warrants Semiconductors (0.35%)*				1,387	1,490

AcelRX Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		178	41
		Common Stock Warrants		178	41

Total AcelRX Pharmaceuticals, Inc.				356	82

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Preferred Stock Warrants		645	72

Total Alexza Pharmaceuticals, Inc.				645	72

BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants		291	427

Total BIND Biosciences, Inc.				291	427

Merrion Pharmaceuticals, Inc.(5)	Drug Delivery	Common Stock Warrants		214	194

Total Merrion Pharmaceuticals, Inc.				214	194

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	62
		Common Stock Warrants		51	93

Total Transcept Pharmaceuticals, Inc.				87	155

Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants		557	565

Total Revance Therapeutics, Inc.				557	565

Total Warrant Drug Delivery (0.35%)*				2,150	1,495

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Gelesis	Therapeutic	Preferred Stock Warrants		$78	$106

Total Gelesis				78	106

BARRX Medical, Inc.	Therapeutic	Preferred Stock Warrants		76	189

Total BARRX Medical, Inc.				76	189

EKOS Corporation	Therapeutic	Preferred Stock Warrants		327	—

Total EKOS Corporation				327	—

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		228	233

Total Gynesonics, Inc.				228	233

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	—

Total Light Science Oncology, Inc.				99	—

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		125	13

Total Novasys Medical, Inc.				125	13

Oraya Therapeutics, Inc.(4)	Therapeutic	Preferred Stock Warrants		551	551

Total Oraya Therapeutics, Inc.				551	551

Total Warrants Therapeutic (0.25%)*				1,484	1,092

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147	—

Total Cozi Group, Inc.				147	—

Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		6	—
		Common Stock Warrants		6	—
		Common Stock Warrants		11	—
		Common Stock Warrants		15	—
		Common Stock Warrants		44	—

Total Invoke Solutions, Inc.				82	—

InXpo, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		98	56

Total InXpo, Inc.				98	56

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	—

Total Prism Education Group, Inc.				43	—

RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		1,224	—

Total RazorGator Interactive Group, Inc.				1,224	—

Reply! Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants		320	395

Total Reply! Inc.				320	395

Trulia, Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants		188	413

Total Trulia, Inc.				188	413

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants		$51	$26

Total Tectura Corporation				51	26

Total Warrants Internet Consumer & Business Services (0.21%)				2,153	890

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	—
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	—

Total Warrants Energy (0.00%)*				155	—

Box.net, Inc.(4)	Information Services	Preferred Stock Warrants		117	1,557
		Preferred Stock Warrants		73	2,280
		Preferred Stock Warrants		193	233

Total Box.net, Inc.				383	4,070

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—

Total Buzznet, Inc.				9	—

Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants		58	1

Total Cha Cha Search, Inc.				58	1

Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock Warrants		213	—

Total Magi.com				213	—

Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	332

Total Jab Wireless, Inc.				265	332

Solutionary, Inc.	Information Services	Preferred Stock Warrants		96	—

Total Solutionary, Inc.				96	—

Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants		230	83

Total Intelligent Beauty, Inc.				230	83

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	237

Total Zeta Interactive Corporation				172	237

Total Warrants Information Services (1.10%)				1,426	4,723

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock Warrants		1,069	872

Total Optiscan Biomedical, Corp.				1,069	872

Total Warrants Diagnostic (0.20%)*				1,069	872

deCODE genetics ehf.(5)	Biotechnology Tools	Preferred Stock Warrants		305	305

Total deCODE genetics ehf.				305	305

Labcyte, Inc.	Biotechnology Tools	Common Stock Warrants		197	263

Total Labcyte, Inc.				197	263

Cempra Holdings LLC	Biotechnology Tools	Preferred Stock Warrants		187	186

Total Cempra Holdings LLC				187	186

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	203
		Preferred Stock Warrants		33	15

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Total NuGEN Technologies, Inc.				$78	$218

Total Warrants Biotechnology Tools (0.23%)*				767	972

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants		87	85

Total Entrigue Surgical, Inc.				87	85

Transmedics, Inc.(4)	Surgical Devices	Preferred Stock Warrants		225	—

Total Transmedics, Inc.				225	—

Total Warrants Surgical Devices (0.02%)*				312	85

Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		482	2

Total Glam Media, Inc.				482	2

Neoprobe (pka Navidea)	Media/Content/ Info	Common Stock Warrants		244	245

Total Neoprobe (pka Navidea)				244	245

Everyday Health, Inc. (Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants		60	504

Total Everyday Health				60	504

Total Warrants Media/Content/Info (0.17%)*				786	751

BrightSource Energy, Inc.(4)	Clean Tech	Preferred Stock Warrants		675	834

Total BrightSource Energy, Inc.				675	834

Calera, Inc.	Clean Tech	Preferred Stock Warrants		513	475

Total Calera, Inc.				513	475

EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants		154	323
		Common Stock Warrants		154	323

Total EcoMotors, Inc.				308	646

Enphase Energy, Inc.	Clean Tech	Preferred Stock Warrants		102	49

Total Enphase Energy, Inc.				102	49

GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants		548	208

Total GreatPoint Energy, Inc.				548	208

NanoSolar, Inc.	Clean Tech	Preferred Stock Warrants		355	355

Total NanoSolar, Inc.				355	355

Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants		211	170

Total Propel Biofuels, Inc.				211	170

SCIenergy, Inc.(4)	Clean Tech	Preferred Stock Warrants		8	2
		Preferred Stock Warrants		130	30

Total SCIenergy, Inc.				138	32

Solexel, Inc.	Clean Tech	Preferred Stock Warrants		1,161	275

Total Solexel, Inc.				1,161	275

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		162	82

Total Trilliant, Inc.				162	82

Integrated Photovoltaics	Clean Tech	Preferred Stock Warrants		82	81

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Total Integrated Photovoltaics				$82	$81

Total Warrants Clean Tech (0.74%)*				4,255	3,207

Total Warrants (6.97%)				29,107	30,045

Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock		1,092	2,411

Total Aegerion Pharmaceuticals, Inc.				1,092	2,411

Aveo Pharmaceuticals	Drug Discovery & Development	Common Stock		842	2,887

Total Aveo Pharmaceuticals				842	2,887

Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		503	374

Total Dicerna Pharmaceuticals, Inc.				503	374

Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		2,000	3,825

Total Merrimack Pharmaceuticals, Inc.				2,000	3,825

Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		1,000	1,231

Total Paratek Pharmaceuticals, Inc.				1,000	1,231

Total Equity Drug Discovery & Development (2.49%)*				6,937	10,728

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock		243	163
Acceleron Pharmaceuticals, Inc.		Preferred Stock		98	138
Acceleron Pharmaceuticals, Inc.		Preferred Stock		60	61
Acceleron Pharmaceuticals, Inc.		Preferred Stock		1,000	724

Total Acceleron Pharmaceuticals, Inc.				1,401	1,086

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock		500	325

Total Transcept Pharmaceuticals, Inc.				500	325

Total Equity Drug Delivery (0.33%)*				1,901	1,411

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock		2,880	—

Total E-Band Communications, Corp.				2,880	—

Neonova Holding Company	Communications & Networking	Preferred Stock		250	212

Total Neonova Holding Company				250	212

Peerless Network, Inc.	Communications & Networking	Preferred Stock		1,000	2,335

Total Peerless Network, Inc.				1,000	2,335

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Stoke, Inc(4)	Communications & Networking	Preferred Stock		$500	$458

Total Stoke, Inc.				500	458

Total Equity Communications & Networking (0.70%)*				4,630	3,005

Atrenta, Inc.	Software	Preferred Stock		250	474

Total Atrenta, Inc.				250	474

Total Equity Software (0.11%)*				250	474

Maxvision Holding, LLC.(7)(8)	Electronics & Computer Hardware	Common Stock		3,581	—

Total Maxvision Holding, LLC				3,581	—

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock		268	—

Total Spatial Photonics Inc.				268	—

Total Equity Electronics & Computer Hardware (0.00%)*				3,849	—

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				750	—

Total Equity Specialty Pharmaceuticals (0.00%)*				750	—

IPA Holdings, LLC	Consumer & Business Products	Preferred Stock		500	360

Total IPA Holding, LLC				500	360

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock		500	491

Total Market Force Information, Inc.				500	491

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock		880	—

Total Caivis Acquisition Corporation				880	—

Wageworks, Inc.	Consumer & Business Products	Preferred Stock		250	388

Total Wageworks, Inc.				250	388

Total Equity Consumer & Business Products (0.29%)*				2,130	1,239

iWatt, Inc.	Semiconductors	Preferred Stock		490	984

Total iWatt, Inc.				490	984

NEXX Systems, Inc.	Semiconductors	Preferred Stock		277	802

Total NEXX Systems, Inc.				277	802

Total Equity Semiconductors (0.41%)*				767	1,786

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BARRX Medical, Inc.	Therapeutic	Preferred Stock		$1,500	$3,628

Total BARRX Medical, Inc.				1,500	3,628

Gelesis	Therapeutic	Common Stock		—	108

		Preferred Stock		425	519
		Preferred Stock		500	520

Total Gelesis				925	1,147

Gynesonics, Inc	Therapeutic	Preferred Stock		250	156
Gynesonics, Inc		Preferred Stock		283	295

Total Gynesonics, Inc				533	451

Novasys Medical, Inc.	Therapeutic	Preferred Stock		1,000	799

Total Novasys Medical, Inc.				1,000	799

Total Equity Therapeutic (1.40%)*				3,958	6,025

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock		177	44

Total Cozi Group, Inc.				177	44

RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				1,000	—

Total Equity Internet Consumer & Business Services (0.01%)				1,177	44

Box.net, Inc.(4)	Information Services	Preferred Stock		500	3,543
		Preferred Stock		1,500	2,564

Total Box.net, Inc.				2,000	6,107

Buzznet, Inc.	Information Services	Preferred Stock		250	26

Total Buzznet, Inc.				250	26

Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock		250	247

Total Magi.com				250	247

Solutionary, Inc.	Information Services	Preferred Stock		250	55

Total Solutionary, Inc.				250	55

Good Technologies, Inc. (Visto Inter)	Information Services	Common Stock		603	90

Total Good Technologies, Inc.				603	90

Zeta Interactive Corporation	Information Services	Preferred Stock		500	629

Total Zeta Interactive Corporation				500	629

Total Equity Information Services (1.66%)				3,853	7,154

Novadaq Technologies, Inc. (5)	Diagnostic	Common Stock		1,057	671

Total Novadaq Technologies, Inc.				1,057	671

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock		3,655	2,468

Total Optiscan Biomedical, Corp.				3,655	2,468

Total Equity Diagnostic (0.73%)*				4,712	3,139

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Kamada, LTD.(5)	Biotechnology Tools	Common Stock		$427	$384

Total Kamada, LTD.				427	384

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock		500	473

Total NuGEN Technologies, Inc.				500	473

Total Equity Biotechnology Tools (0.20%)*				927	857

Transmedics, Inc. (4)	Surgical Devices	Preferred Stock		1,400	—

Total Transmedics, Inc.				1,400

Total Equity Surgical Devices (0.00%)*				1,400	—

Everyday Health, Inc. (Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock		1,000	1,196

Total Everyday Health				1,000	1,196

Total Equity Media/Content/Info (0.28%)*				1,000	1,196

Total Equity (8.60%)				38,241	37,058

Total Investments (151.47%)				$656,540	$652,870

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $34,519, $39,387 and $4,868 respectively. The tax cost of investments is $658,010
(3)	Except for warrants in thirteen publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2011 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but not more than 50% of the voting securities of the company
(8)	Debt is on non-accrual status at December 31, 2011, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Aveo Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	$26,108	$26,108

Total Aveo Pharmaceuticals, Inc.				26,108	26,108

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures July 2012 Interest rate Prime + 9.20% or Floor rate of 12.95%	$4,699	4,678	4,707

Total Dicerna Pharmaceuticals, Inc.				4,678	4,707

PolyMedix, Inc.	Drug Discovery	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$10,000	9,605	9,605

Total PolyMedix, Inc.				9,605	9,605

Portola Pharmaceuticals, Inc.	Drug Discovery	Senior Debt Matures April 2011 Interest rate Prime + 2.16%	$1,666	2,033	2,033

Total Portola Pharmaceuticals, Inc.				2,033	2,033

Total Drug Discovery (10.29%)*				42,424	42,453

IKANO Communications, Inc.	Communications & Networking	Senior Debt Matures August 2011 Interest rate 12.00%	$1,654	1,953	1,953

Total IKANO Communications, Inc.				1,953	1,953

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.125%	$7,624	7,469	7,459

Total Intelepeer, Inc.				7,469	7,459

Opsource, Inc.(4)	Communications & Networking	Senior Debt Matures June 2013 Interest rate Prime + 7.75% or Floor rate of 11.00%	$5,000	4,888	4,888
		Senior Debt Matures October 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$2,000	1,944	1,905
		Revolving Line of Credit Matures June 2011 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,500	1,458	1,458

Total Opsource, Inc.				8,290	8,251

Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$10,000	9,634	9,634

Total Pac-West Telecomm, Inc.				9,634	9,634

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$2,911	$2,855	$2,792

Total PeerApp, Inc.				2,855	2,792

Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$4,000	3,883	3,883

Total Stoke, Inc.				3,883	3,883

Tectura Corporation	Communications & Networking	Senior Debt Matures December 2012 Interest rate 11%	$5,625	5,512	5,512
		Revolving Line of Credit Matures July 2011 Interest rate 11%	$17,477	18,488	18,488

Total Tectura Corporation				24,000	24,000

Total Communications & Networking (14.05%)*				58,084	57,972

Blurb, Inc.	Software	Senior Debt Matures June 2011 Interest rate Prime + 3.50% or Floor rate of 8.5%	$1,162	1,392	1,392

Total Blurb, Inc.				1,392	1,392

Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$6,000	5,801	5,801
		Revolving Line of Credit Matures July 2011 Interest rate Prime + 5.00% or Floor rate of 12.00%	$2,000	1,997	1,997

Total Clickfox, Inc.				7,798	7,798

HighJump Acquisition, LLC.	Software	Senior Debt Matures May 2013 Interest rate Libor + 8.75% or Floor rate of 12.00%	$17,500	17,386	17,386

Total HighJump Acquisition, LLC.				17,386	17,386

Infologix, Inc (4)(7)	Software	Senior Debt Matures November 2013 Interest rate 12.00%	$5,500	5,162	5,162
		Convertible Senior Debt Matures November 2014 Interest rate 12.00%		1,110	1,126
		Revolving Line of Credit Matures May 2011 Interest rate 12.00%	$12,317	12,317	12,317
		Senior Debt Matures December 2010 Interest rate 18.00%	$2,178	2,178	2,178
		Senior Debt Matures April 2013 Interest rate 8.00%	$1,350	1,350	1,350
		Senior Debt Matures September 2011 Interest rate 10.00%	$500	509	509

Total Infologix, Inc.				22,626	22,642

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Unify Corporation	Software	Senior Debt Matures June 2015 Interest rate Libor + 8.25% or Floor rate of 10.25%	$24,000	$22,248	$22,968
		Revolving Line of Credit Matures June 2015 Interest rate Libor + 7.25% or Floor rate of 9.25%	$3,750	3,731	3,475

				25,979	26,443

Total Software (18.34%)*				75,181	75,661

Luminus Devices, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2011 Interest rate 11.875%	$540	540	540

Total Luminus Devices, Inc.				540	540

Maxvision Holding, LLC.	Electronics & Computer Hardware	Senior Debt Matures October 2012 Interest rate Prime + 7.25% or Floor rate of 10.75%	$5,000	5,377	377
		Senior Debt Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,409	3,382	3,382
		Revolving Line of Credit Matures April 2012 Interest rate Prime + 5.0% or Floor rate of 8.5%	$3,100	3,163	3,163

Total Maxvision Holding, LLC				11,922	6,922

Total Electronics & Computer Hardware (1.81%)*				12,462	7,462

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$12,000	11,661	11,661

Total Althea Technologies, Inc.				11,661	11,661

Chroma Therapeutics, Ltd.(5)	Specialty Pharmaceuticals	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$10,000	9,797	10,021

Total Chroma Therapeutics, Ltd.				9,797	10,021

Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures May 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	11,105	11,105
		Senior Debt Matures May 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	13,747	13,749

Total Pacira Pharmaceuticals, Inc.				24,852	24,854

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt Matures October 2011 Interest rate Prime + 8.90% or Floor rate of 12.15%	$9,306	$9,474	$9,474
		Convertible Senior Debt Matures March 2012	$1,888	1,888	2,467

Total Quatrx Pharmaceuticals Company				11,362	11,941

Total Specialty Pharmaceuticals (14.18%)*				57,672	58,477

IPA Holdings, LLC (4)	Consumer & Business Products	Senior Debt Matures November 2012 Interest rate Prime + 7.75% or Floor rate of 12.0%	$8,250	8,505	8,158
		Senior Debt Matures May 2013 Interest rate Prime + 10.75% or Floor rate of 15.0%	$6,500	7,019	6,995
		Revolving Line of Credit Matures November 2012 Interest rate Prime + 7.25% or Floor rate of 11.50%	$856	761	761

Total IPA Holding, LLC				16,285	15,914

Trading Machines, Inc.	Consumer & Business Products	Senior Debt Matures January 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%	$9,812	8,644	4,000

Total Trading Machines, Inc.				8,644	4,000

Velocity Technology Solutions, Inc.	Consumer & Business Products	Senior Debt Matures February 2015 Interest rate LIBOR + 8% or Floor rate of 11.00%	$15,417	15,072	14,574
		Senior Debt Matures February 2015 Interest rate LIBOR + 10% or Floor rate of 13.00%	$8,333	8,317	8,526

Total Velocity Technology Solutions, Inc.				23,389	23,100

Total Consumer & Business Products (10.43%)*				48,318	43,014

Alexza Pharmaceuticals, Inc. (4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$15,000	14,526	14,472

Total Alexza Pharmaceuticals, Inc.				14,526	14,472

Labopharm USA, Inc. (5)	Drug Delivery	Senior Debt Matures December 2012 Interest rate 10.95%	$20,000	19,873	19,873

Total Labopharm USA, Inc.				19,873	19,873

Total Drug Delivery (8.33%)*				34,399	34,345

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BARRX Medical, Inc.	Therapeutic	Senior Debt Mature December 2011 Interest rate 11.00%	$2,901	$3,349	$3,349

Total BARRX Medical, Inc.				3,349	3,349

Gelesis, Inc. (8)	Therapeutic	Senior Debt Matures May 2012 Interest rate Prime + 7.5% or Floor rate of 10.75%	$2,771	2,799	45

Total Gelesis, Inc.				2,799	45

Gynesonics, Inc.	Therapeutic	Senior Debt Mature October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$6,500	6,277	6,277

Total Gynesonics, Inc.				6,277	6,277

Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$6,539	6,392	5,802
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%	$5,900	5,996	5,996

Total Pacific Child & Family Associates, LLC				12,388	11,798

Total Therapeutic (5.20%)*				24,813	21,469

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Revolving Line of Credit Matures October 2011 Interest rate Prime + 9.50% or Floor rate of 14.00%	$2,108	1,855	1,855

Total RazorGator Interactive Group, Inc.				1,855	1,855

Reply! Inc. (4)	Internet Consumer & Business Services	Senior Debt Matures June 2013 Interest rate Prime + 6.5% or Floor rate of 9.75%	$5,000	4,645	4,645

Total Reply! Inc.				4,645	4,645

Total Internet Consumer & Business Services (1.58%)				6,500	6,500

Box.net, Inc.	Information Services	Senior Debt Matures May 2011 Interest rate Prime + 1.50% or Floor rate of 7.50%	$213	270	270
		Senior Debt Matures September 2011 Interest rate Prime + 0.50% or Floor rate of 6.50%	$127	139	139

Total Box.net, Inc.				409	409

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Intelligent Beauty, Inc.	Information Services	Senior Debt Matures March 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$5,812	$5,563	$5,557
		Senior Debt Matures October 2013 Interest rate Prime + 8.0% or Floor rate of 11.25%	$2,000	1,942	1,942

Total Intelligent Beauty, Inc.				7,505	7,499

Total Information Services (1.92%)				7,914	7,908

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures June 2011 Interest rate 10.25%	$10,750	10,392	10,392

Total Optiscan Biomedical, Corp.				10,392	10,392

Total Diagnostic (2.52%)*				10,392	10,392

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$3,885	3,760	3,821

Total Labcyte, Inc.				3,760	3,821

Total Biotechnology Tools (0.93%)*				3,760	3,821

Transmedics, Inc. (4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,913	8,913

Total Transmedics, Inc.				8,913	8,913

Total Surgical Devices (2.16%)*				8,913	8,913

BrightSource Energy, Inc.	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$3,750	3,265	3,265
		Senior Debt Matures June 2012 Interest rate Prime + 9.55% or Floor rate of 12.80%	$4,583	4,156	4,156

Total BrightSource Energy, Inc.				7,421	7,421

Calera, Inc.	Clean Tech	Senior Debt Matures July 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$3,621	3,109	3,109

Total Calera, Inc.				3,109	3,109

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
GreatPoint Energy, Inc.	Clean Tech	Senior Debt Matures October 2013 Interest rate Prime + 8.2% or Floor rate of 11.45%	$5,000	$4,322	$4,322

Total GreatPoint Energy, Inc.				4,322	4,322

Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate 11.0%	$2,118	1,880	1,850

Total Propel Biofuels, Inc.				1,880	1,850

Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$1,109	1,010	1,010
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$6,000	5,519	5,519

Total Solexel, Inc.				6,529	6,529

Total Clean Tech (5.63%)*				23,261	23,231

Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		69	922
		Preferred Stock Warrants		35	189
		Preferred Stock Warrants		39	100

Total Acceleron Pharmaceuticals, Inc.				143	1,211

Aveo Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		190	686
		Preferred Stock Warrants		104	165
		Preferred Stock Warrants		24	59
		Preferred Stock Warrants		288	770
		Preferred Stock Warrants		236	630

Total Aveo Pharmaceuticals, Inc.				842	2,310

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		206	182
		Preferred Stock Warrants		30	33
		Preferred Stock Warrants		28	25

Total Dicerna Pharmaceuticals, Inc.				264	240

EpiCept Corporation	Drug Discovery	Common Stock Warrants		4	112
		Common Stock Warrants		40	10

Total EpiCept Corporation				44	122

Horizon Therapeutics, Inc.	Drug Discovery	Preferred Stock Warrants		231	—

Total Horizon Therapeutics, Inc.				231	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		155	170

Total Merrimack Pharmaceuticals, Inc.				155	170

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		137	155

Total Paratek Pharmaceuticals, Inc.				137	155

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
PolyMedix, Inc.	Drug Discovery	Preferred Stock Warrants		$480	$248

Total PolyMedix, Inc.				480	248

Portola Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants		152	505

Total Portola Pharmaceuticals, Inc.				152	505

Total Drug Discovery (1.20%)*				2,448	4,961

Affinity Videonet, Inc	Communications & Networking	Preferred Stock Warrants		102	180

Total Affinity Videonet, Inc.				102	180

IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				117	—

Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants		101	111

Total Intelepeer, Inc.				101	111

Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	12

Total Neonova Holding Company				94	12

Opsource, Inc. (4)	Communications & Networking	Preferred Stock Warrants		223	105

Total Opsource, Inc.				223	105

Pac-West Telecomm, Inc.	Communications & Networking	Preferred Stock Warrants		121	147

Total Pac-West Telecomm, Inc.				121	147

PeerApp, Inc.	Communications & Networking	Preferred Stock Warrants		61	66

Total PeerApp, Inc.				61	66

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	138

Total Peerless Network, Inc.				95	138

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	6

Total Ping Identity Corporation				52	6

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	330

Total Purcell Systems, Inc.				123	330

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Seven Networks, Inc.	Communications & Networking	Preferred Stock Warrants		$174	$40

Total Seven Networks, Inc.				174	40

Stoke, Inc(4)	Communications & Networking	Preferred Stock Warrants		53	210
		Preferred Stock Warrants		65	132

Total Stoke, Inc.				118	342

Tectura Corporation	Communications & Networking	Preferred Stock Warrants		51	10

Total Tectura Corporation				51	10

Total Communications & Networking (0.36%)*				1,432	1,487

Atrenta, Inc.	Software	Preferred Stock Warrants		102	46
		Preferred Stock Warrants		34	15
		Preferred Stock Warrants		95	22

Total Atrenta, Inc.				231	83

Blurb, Inc.	Software	Preferred Stock Warrants		25	349
		Preferred Stock Warrants		299	228

Total Blurb, Inc.				324	577

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		189	—

Total Braxton Technologies, LLC.				189	—

Bullhorn, Inc.	Software	Preferred Stock Warrants		43	234

Total Bullhorn, Inc.				43	234

Clickfox, Inc.	Software	Preferred Stock Warrants		177	643
		Preferred Stock Warrants		152	643

Total Clickfox, Inc.				329	1,286

Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	14

Total Forescout Technologies, Inc.				99	14

GameLogic, Inc.	Software	Preferred Stock Warrants		92	—

Total GameLogic, Inc.				92	—

HighRoads, Inc.	Software	Preferred Stock Warrants		44	65

Total HighRoads, Inc.				44	65

Infologix, Inc (4) (7)	Software	Preferred Stock Warrants		725	1,394

Total Infologix, Inc.				725	1,394

PSS Systems, Inc.	Software	Preferred Stock Warrants		51	17

Total PSS Systems, Inc.				51	17

Rockyou, Inc.	Software	Preferred Stock Warrants		117	186

Total Rockyou, Inc.				117	186

Sportvision, Inc.	Software	Preferred Stock Warrants		39	—

Total Sportvision, Inc.				39	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Unify Corporation	Software	Preferred Stock Warrants		$1,434	$693

Total Unify Corporation				1,434	693

WildTangent, Inc.	Software	Preferred Stock Warrants		238	10

Total WildTangent, Inc.				238	10

Total Software (1.11%)*				3,955	4,559

Luminus Devices, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		183	—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		334	—

Total Luminus Devices, Inc.				601	—

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	90

Total Shocking Technologies, Inc.				63	90

Spatial Photonics, Inc. (8)	Electronics & Computer Hardware	Preferred Stock Warrants		130	—

Total Spatial Photonics Inc.				130	—

VeriWave, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		54	—
		Preferred Stock Warrants		46	—

Total VeriWave, Inc.				100	—

Total Electronics & Computer Hardware (0.02%)*				894	90

Aegerion Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		69	762

Total Aegerion Pharmaceuticals, Inc.				69	762

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		310	275

Total Althea Technologies, Inc.				310	275

Chroma Therapeutics, Ltd. (5)	Specialty Pharmaceuticals	Preferred Stock Warrants		490	632

Total Chroma Therapeutics, Ltd.				490	632

Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		1,086	1,255

Total Pacira Pharmaceuticals, Inc.				1,086	1,255

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants		220	—
		Preferred Stock Warrants		308	—

Total Quatrx Pharmaceuticals Company				528	—

Total Specialty Pharmaceuticals (0.71%)*				2,483	2,924

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		$321	$75

Total Annie’s, Inc.				321	75

IPA Holdings, LLC (4)	Consumer & Business Products	Preferred Stock Warrants		275	—

Total IPA Holding, LLC				275	—

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	61

Total Market Force Information, Inc.				24	61

Trading Machines, Inc.	Consumer & Business Products	Preferred Stock Warrants		878	—

Total Trading Machines, Inc.				878	—

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	1,443

Total Wageworks, Inc.				252	1,443

Total Consumer & Business Products (0.38%)*				1,750	1,579

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	1

Total Enpirion, Inc.				157	1

iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	1
		Preferred Stock Warrants		51	32
		Preferred Stock Warrants		73	44
		Preferred Stock Warrants		459	391

Total iWatt, Inc.				629	468

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,113

Total NEXX Systems, Inc.				297	1,113

Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Quartics, Inc.				53	—

Solarflare Communications, Inc.	Semiconductors	Preferred Stock Warrants		83	—

Total Solarflare Communications, Inc.				83	—

Total Semiconductors (0.38%)*				1,219	1,582

Alexza Pharmaceuticals, Inc. (4)	Drug Delivery	Preferred Stock Warrants		645	193

Total Alexza Pharmaceuticals, Inc.				645	193

Labopharm USA, Inc. (5)	Drug Delivery	Common Stock Warrants		635	329

Total Labopharm USA, Inc.				635	329

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	60
		Common Stock Warrants		51	16

Total Transcept Pharmaceuticals, Inc.				87	76

Total Drug Delivery (0.14%)*				1,367	598

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BARRX Medical, Inc.	Therapeutic	Preferred Stock Warrants		$76	$70

Total BARRX Medical, Inc.				76	70

EKOS Corporation	Therapeutic	Preferred Stock Warrants		175	—
		Preferred Stock Warrants		153	—

Total EKOS Corporation				328	—

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		228	221

Total Gynesonics, Inc.				228	221

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	26

Total Light Science Oncology, Inc.				99	26

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		71	1
		Preferred Stock Warrants		54	8

Total Novasys Medical, Inc.				125	9

Total Therapeutic (0.08%)*				856	326

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147	—

Total Cozi Group, Inc.				147	—

Invoke Solutions, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		56	74
		Preferred Stock Warrants		26	18

Total Invoke Solutions, Inc.				82	92

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	50

Total Prism Education Group, Inc.				43	50

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Preferred Stock Warrants		13	—
		Preferred Stock Warrants		28	—
		Preferred Stock Warrants		1,183	—

Total RazorGator Interactive Group, Inc.				1,224	—

Reply! Inc. (4)	Internet Consumer & Business Services	Preferred Stock Warrants		320	320

Total Reply! Inc.				320	320

Total Internet Consumer & Business Services (0.11%)				1,816	462

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	3
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	3

Total Energy (0.00%)*				155	3

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Box.net, Inc.	Information Services	Preferred Stock Warrants		$73	$184
		Preferred Stock Warrants		117	117

Total Box.net, Inc.				190	301

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—

Total Buzznet, Inc.				9	—

hi5 Networks, Inc.	Information Services	Preferred Stock Warrants		213	—

Total hi5 Networks, Inc.				213	—

Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		264	122

Total Jab Wireless, Inc.				264	122

Solutionary, Inc.	Information Services	Preferred Stock Warrants		94	—
		Preferred Stock Warrants		2	—

Total Solutionary, Inc.				96	—

Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants		230	230

Total Intelligent Beauty, Inc.				230	230

Coveroo, Inc.	Information Services	Preferred Stock Warrants		7	—

Total Coveroo, Inc.				7	—

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	57

Total Zeta Interactive Corporation				172	57

Total Information Services (0.17%)				1,181	710

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock Warrants		1,069	637

Total Optiscan Biomedical, Corp.				1,069	637

Total Diagnostic (0.15%)*				1,069	637

Kamada, LTD. (5)	Biotechnology Tools	Preferred Stock Warrants		159	164

Total Kamada, LTD.				159	164

Labcyte, Inc.	Biotechnology Tools	Common Stock Warrants		192	—

Total Labcyte, Inc.				192	—

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	44
		Preferred Stock Warrants		33	1

Total NuGEN Technologies, Inc.				78	45

Total Biotechnology Tools (0.05%)*				429	209

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock Warrants		37	—

Total Crux Biomedical, Inc.				37	—

Transmedics, Inc. (4)	Surgical Devices	Preferred Stock Warrants		225	159

Total Transmedics, Inc.				225	159

Total Surgical Devices (0.04%)*				262	159

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		$482	$283
Total Glam Media, Inc.
				482	283

Waterfront Media, Inc. (Everyday Health)		Preferred Stock Warrants		60	630

Total Everyday Health				60	630

Total Media/Content/Info (0.22%)*				542	913

BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants		675	674

Total BrightSource Energy, Inc.				675	674

Calera, Inc.	Clean Tech	Preferred Stock Warrants		513	527

Total Calera, Inc.				513	527

GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants		548	627

Total GreatPoint Energy, Inc.				548	627

Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants		211	192

Total Propel Biofuels, Inc.				211	192

Solexel, Inc.	Clean Tech	Preferred Stock Warrants		335	292

Total Solexel, Inc.				335	292

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		89	99
		Preferred Stock Warrants		73	81

Total Trilliant, Inc.				162	180

Total Clean Tech (0.60%)*				2,444	2,492

Acceleron Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock		1,340	2,316

Total Acceleron Pharmaceuticals, Inc.				1,340	2,316

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock		503	503

Total Dicerna Pharmaceuticals, Inc.				503	503

Inotek Pharmaceuticals Corp.	Drug Discovery	Preferred Stock		1,500	—

Total Inotek Pharmaceuticals Corp.				1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock		2,000	1,546

Total Merrimack Pharmaceuticals, Inc.				2,000	1,546

Paratek Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock		1,000	999

Total Paratek Pharmaceuticals, Inc.				1,000	999

Total Drug Discovery (1.30%)*				6,343	5,364

E-band Communications, Corp. (6)	Communications & Networking	Preferred Stock		2,880	3,069

Total E-Band Communications, Corp.				2,880	3,069

Neonova Holding Company	Communications & Networking	Preferred Stock		250	140

Total Neonova Holding Company				250	140

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Peerless Network, Inc.	Communications & Networking	Preferred Stock		$1,000	$1,930

Total Peerless Network, Inc.				1,000	1,930

Stoke, Inc (4)	Communications & Networking	Preferred Stock		500	500

Total Stoke, Inc.				500	500

Total Communications & Networking (1.37%)*				4,630	5,639

Atrenta, Inc.	Software	Preferred Stock		250	143

Total Atrenta, Inc.				250	143

Infologix, Inc (4) (7)	Software	Common Stock		5,000	9,620
		Common Stock		36	69
		Common Stock		3,355	6,455

Total Infologix, Inc.				8,391	16,144

Total Software (3.95%)*				8,641	16,287

Maxvision Holding, LLC.	Electronics & Computer Hardware	Common Stock		81	—

Total Maxvision Holding, LLC				81	—

Spatial Photonics, Inc. (8)	Electronics & Computer Hardware	Preferred Stock		768	267

Total Spatial Photonics Inc.				768	267

Total Electronics & Computer Hardware (0.06%)*				849	267

Aegerion Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Preferred Stock		1,475	2,206

Total Aegerion Pharmaceuticals, Inc.				1,475	2,206

QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock		750	—

Total Quatrx Pharmaceuticals Company				750	—

Total Specialty Pharmaceuticals (0.53%)*				2,225	2,206

IPA Holdings, LLC (4)	Consumer & Business Products	Common Stock		500	—

Total IPA Holding, LLC				500	—

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock		500	439

Total Market Force Information, Inc.				500	439

Trading Machines, Inc.	Consumer & Business Products	Preferred Stock		50	—

Total Trading Machines, Inc.				50	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Wageworks, Inc.	Consumer & Business Products	Preferred Stock		$250	$283

Total Wageworks, Inc.				250	283

Total Consumer & Business Products (0.18%)*				1,300	722

iWatt, Inc.	Semiconductors	Preferred Stock		490	941

Total iWatt, Inc.				490	941

NEXX Systems, Inc.	Semiconductors	Preferred Stock		277	704

Total NEXX Systems, Inc.				277	704

Solarflare Communications, Inc.	Semiconductors	Common Stock		641	—

Total Solarflare Communications, Inc.				641	—

Total Semiconductors (0.40%)*				1,408	1,645

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock		500	308

Total Transcept Pharmaceuticals, Inc.				500	308

Total Drug Delivery (0.07%)*				500	308

BARRX Medical, Inc.	Therapeutic	Preferred Stock		1,500	1,890

Total BARRX Medical, Inc.				1,500	1,890

Gynesonics, Inc.	Therapeutic	Preferred Stock		532	456

Total Gynesonics, Inc.				532	456

Novasys Medical, Inc.	Therapeutic	Preferred Stock		1,000	1,159

Total Novasys Medical, Inc.				1,000	1,159

Total Therapeutic (0.85%)*				3,032	3,505

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock		177	292

Total Cozi Group, Inc.				177	292

RazorGator Interactive Group, Inc. (4)	Internet Consumer & Business Services	Preferred Stock		1,000	—

Total RazorGator Interactive Group, Inc.				1,000	—

Total Internet Consumer & Business Services (0.07%)*				1,177	292

Box.net, Inc.	Information Services	Preferred Stock		500	500

Total Box.net, Inc.				500	500

Buzznet, Inc.	Information Services	Preferred Stock		250	37

Total Buzznet, Inc.				250	37

XL Education Corp.	Information Services	Common Stock		880	880

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2010

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Total XL Education Corp.				$880	$880

hi5 Networks, Inc.	Information Services	Preferred Stock		250	247

Total hi5 Networks, Inc.				250	247

Solutionary, Inc.	Information Services	Preferred Stock		250	50

Total Solutionary, Inc.				250	50

Good Technologies, Inc.	Information Services	Common Stock		603	150

Total Good Technologies, Inc.				603	150

Zeta Interactive Corporation	Information Services	Preferred Stock		500	375

Total Zeta Interactive Corporation				500	375

Total Information Services (0.54%)				3,233	2,239

Novadaq Technologies, Inc. (5)	Diagnostic	Common Stock		1,415	675

Total Novadaq Technologies, Inc.				1,415	675

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock		3,655	3,207

Total Optiscan Biomedical, Corp.				3,655	3,207

Total Diagnostic (0.94%)*				5,070	3,882

Kamada, LTD. (5)	Biotechnology Tools	Common Stock		752	1,754

Total Kamada, LTD.				752	1,754

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock		500	203

Total NuGEN Technologies, Inc.				500	203

Total Biotechnology Tools (0.47%)*				1,252	1,957

Crux Biomedical, Inc.	Surgical Devices	Preferred Stock		250	—

Total Crux Biomedical, Inc.				250	—

Transmedics, Inc. (4)	Surgical Devices	Preferred Stock		1,100	1,100

Total Transmedics, Inc.				1,100	1,100

Total Surgical Devices (0.27%)*				1,350	1,100

Waterfront Media, Inc. (Everyday Health)	Media/Content/Info	Preferred Stock		1,000	1,310

Total Everyday Health				1,000	1,310

Total Media/Content/Info (0.32%)*				1,000	1,310

Total Investments (114.42%)*				$480,405	$472,032

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
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but not more than 50% of the voting securities of the company
(8)	Debt is on non-accrual status at December 31, 2010, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
Investment Income:
Interest income
Non Control/Non Affliate investments	$69,552	$51,417	$61,781
Affliate investments	—	—	153
Control investments	794	3,283	266

Total interest income	70,346	54,700	62,200

Fees
Non Control/Non Affliate investments	9,400	5,045	10,883
Affliate investments	14	—	19
Control investments	95	(271)	1,175

Total fees	9,509	4,774	12,077

Total operating income	79,855	59,474	74,277
Operating expenses:
Interest	13,252	8,572	9,387
Loan fees	2,635	1,259	1,880
General and administrative	7,992	7,086	7,281
Employee Compensation:
Compensation and benefits	13,260	10,474	10,737
Stock-based compensation	3,128	2,709	1,888

Total employee compensation	16,388	13,183	12,625

Total operating expenses	40,267	30,100	31,173

Net investment income	39,588	29,374	43,104
Net realized gains (losses) on invesmtents
Non Control/Non Affliate investments	2,741	(28,873)	(26,501)
Affliate investments	—	—	(4,300)
Control investments	—	2,491	—

Total net net realized gain (loss) on investments	2,741	(26,382)	(30,801)

Net increase (decrease) in unrealized appreciation on investments
Non Control/Non Affliate investments	(3,976)	1,118	(12,426)
Affliate investments	3,425	795	5,334
Control investments	5,158	77	8,361

Total net unrealized appreciation on investments	4,607	1,990	1,269

Total net realized (unrealized) gain	7,348	(24,392)	(29,532)

Net increase in net assets resulting from operations	$46,936	$4,982	$13,572

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$0.91	$0.80	$1.25

Net increase in net assets resulting from operations per common share
Basic	$1.08	$0.12	$0.38

Diluted	$1.07	$0.12	$0.37

Weighted average shares outstanding
Basic	42,988	36,156	34,486

Diluted	43,299	36,870	34,891

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets

	Shares	Par Value
Balance at January 1, 2009	33,096	$33	$395,760	$(11,297)	$3,906	$(5,602)	$(342)	$382,458
Net increase in net assets resulting from operations	—	—	—	1,269	(30,801)	43,104	—	13,572
Issuance of common stock .	3	—	22	—	—	—	—	22
Issuance of common stock under restricted stock plan	307	—	—	—	—	—	—	—
Issuance of common stock under dividend reinvestment plan	307	—	2,862	—	—	—	—	2,862
Issuance of common stock dividend in first quarter of 2009	1,921	2	9,530	—	—	—	—	9,532
Dividends declared	—	—	—	—	—	(43,914)	—	(43,914)
Stock-based compensation	—	—	1,983	—	—	—	—	1,983
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,121)	—	(1,234)	2,355	—	—

Balance at December 31, 2009	35,634	$35	$409,036	$(10,028)	$(28,129)	$(4,057)	$(342)	$366,515

Net increase in net assets resulting from operations	—	$—	$—	$1,990	$(26,382)	$29,374	$—	$4,982
Issuance of common stock	531	1	2661	—	—	—	—	2,662
Issuance of common stock under restricted stock plan	485	—	—	—	—	—	—	—
Acquisition of common stock under repurchase plan	(403)	—	(3,699)	—	—	—	—	(3,699)
Issuance of common stock under dividend reinvestement plan	199	—	1,927	—	—	—	—	1927
Retired shares from net issuance	(189)	—	(1,934)	—	—	—	—	(1,934)
Public Offering	7,187	7	68,097	—	—	—	—	68,104
Dividends declared	—	—	—	—	—	(28,816)	—	(28,816)
Stock-based compensation	—	—	2,790	—	—	—	—	2,790
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,329)	—	3,478	(2,149)	—	—

Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,648)	$(342)	$412,531

Net increase in net assets resulting from operations	—	$—	$—	$4,607	$2,741	$39,588	$—	$46,936
Issuance of common stock .	188	1	981	—	—	—	—	982
Issuance of common stock under restricted stock plan	140	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	167	—	1,649	—	—	—	—	1,649
Retired shares from net issuance	(86)	—	(952)	—	—	—	—	(952)
Issuance of the Convertible Senior Notes (see Note 4)	—	—	5,190	—	—	—	—	5,190
Dividends declared	—	—	—	—	—	(38,490)	—	(38,490)
Stock-based compensation	—	—	3,195	—	—	—	—	3,195
Tax Reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(3,368)	—	5,250	(1,882)	—	—

Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net increase in net assets resulting from operations	$46,936	$4,982	$13,572
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(445,066)	(322,331)	(89,188)
Principal payments received on investments	247,325	196,119	274,819
Proceeds from sale of investments	17,733	7,613	5,769
Net unrealized appreciation on investments	(4,607)	(1,990)	(1,269)
Net realized (gain) loss on investments	(2,741)	26,382	30,801
Net unrealized appreciation due to lender	—	(13)	29
Accretion of paid-in-kind principal	(1,943)	(3,246)	(2,959)
Accretion of loan discounts	(6,999)	(4,526)	(5,463)
Accretion of loan exit fees	(94)	437	(4,649)
Amortization of deferred loan origination revenue	2,420	4,013	(4,446)
Unearned fees related to unfunded commitments	615	172	—
Accretion of loan discount on Convertible Senior Notes	767	—	—
Amortization of debt fees and issuance costs	1,688	539	448
Depreciation	348	400	367
Stock-based compensation and amortization of restricted stock grants	3,195	2,790	1,983
Common stock issued in lieu of Director compensation	—	105	22
Change in operating assets and liabilities:
Interest and fees receivable	(1,300)	(1,200)	1,478
Prepaid expenses and other assets	318	(276)	2,396
Accounts payable	(563)	350	(70)
Income tax receivable (payable)	—	(41)	—
Accrued liabilities	2,443	(3,529)	2,484
Excise tax payable	—	—	(196)

Net cash provided by (used in) operating activities	(139,525)	(93,250)	225,928

Cash flows from investing activities:
Purchases of capital equipment	(189)	(244)	(134)
Other long-term assets	(25)	350	(360)

Net cash provided by (used in) investing activities	(214)	106	(494)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	30	68,727	—
Stock repurchase program	—	(3,699)	—
Dividends paid	(36,843)	(26,889)	(31,519)
Borrowings of credit facilities	92,500	39,400	98,988
Repayments of credit facilities	(27,313)	—	(185,170)
Issuance of Convertible Senior Notes	75,000	—	—
Cash paid for issuance costs for Convertible Senior Notes	(3,110)	—	—
Fees paid for credit facilities and debentures	(3,065)	(2,209)	(147)

Net cash provided by (used in) financing activities	97,199	75,330	(117,848)

Net increase (decrease) in cash	(42,540)	(17,814)	107,586
Cash and cash equivalents at beginning of period	107,014	124,828	17,242

Cash and cash equivalents at end of period	$64,474	$107,014	$124,828

Supplemental disclosures:
Interest paid	$11,270	$8,274	$9,386
Income taxes paid	$66	$39	$228
Stock dividend	$1,649	$1,927	$12,394

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company that provides debt and equity growth capital to technology-related companies at various stages of development, from seed and emerging growth to expansion and established stages of development, which include select publicly listed companies and select lower middle market technology companies. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in Boston, MA, Boulder, CO and McLean, VA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

Hercules Technology II, L.P. (“HT II”), Hercules Technology III, LP (“HT III”), and Hercules Technology IV, L.P. (“HT IV”), are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”), under the authority of the Small Business Administration (“SBA”), on September 27, 2006 and May 26, 2010, respectively. As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC, or HTM, a limited liability company in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4).

HT II and HT III hold approximately $217.2 million and $167.1 million in assets, respectively, and accounted for approximately 21.7% and 16.7% of our total assets prior to consolidation at December 31, 2011.

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

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures, (formerly known as SFAS No. 157, Fair Value Measurements). At December 31, 2011, 87.4% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in

Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Company’s Board of Directors has approved a multi-step valuation process each quarter, as described below:

(1) the Company’s quarterly valuation process begins with the initial valuation of each portfolio company or investment by the investment professionals responsible for the portfolio investment;

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

The Company applies a procedure for debt investments that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. Under this process, the Company also evaluates the collateral for recoverability of the debt investments as well as applies all of its historical fair value analysis. The Company uses pricing on recently issued comparable debt securities to determine the baseline hypothetical market yields as of the measurement date. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

The Company estimates the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and related equity. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2011 and 2010:

		Investments at Fair Value as of December 31, 2011
(in thousands) Description	12/31/2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$585,767	$—	$—	$585,767
Preferred stock	30,289	—	—	30,289
Common stock	6,769	6,679	—	90
Warrants	30,045	—	3,761	26,284

	$652,870	$6,679	$3,761	$642,430

		Investments at Fair Value as of December 31, 2010
(in thousands) Description	12/31/2010	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$394,198	$—	$—	$394,198
Subordinated debt	7,420	—	—	7,420
Preferred stock	24,607	—	—	24,607
Common stock	22,117	4,943	16,144	1,030
Warrants	23,690	—	6,289	17,401

	$472,032	$4,943	$22,433	$444,656

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010.

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, December 31, 2011
Senior Debt	$394,198	$(4,301)	$9,050	$454,640	$—	$(263,432)	$—	$—	$(4,388)	585,767
Subordinated Debt	7,420	—	—	—	—	(7,420)	—	—	—	—
Preferred Stock	24,607	(1,441)	838	1,860	—	—	—	4,425	—	30,289
Common Stock	1,030	—	(940)	—	—	—	—	—	—	90
Warrants	17,401	(1,054)	5,243	6,507	(497)	—	(51)	—	(1,265)	26,284

Total	$444,656	$(6,796)	$14,191	$463,007	$(497)	$(270,852)	$(51)	$4,425	$(5,653)	$642,430

(in thousands)	Balance, January 1, 2010	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases, sales, repayments, and exit, net	Transfer in & out of Level 3	Balances, December 31, 2010
Senior Debt	$319,129	$(12,835)	$(3,076)	$98,058	$(7,078)	$394,198
Subordinated Debt	—	—	—	7,420	—	7,420
Senior Debt-Second Lien	6,005	—	—	(6,005)	—	—
Preferred Stock	22,875	(1,250)	(995)	2,603	1,374	24,607
Common Stock	1,773	(15,037)	(743)	15,037	—	1,030
Warrants	11,076	(1,225)	568	8,650	(1,668)	17,401

Total	$360,858	$(30,347)	$(4,246)	$125,764	$(7,372)	$444,656

(1)	Includes net realized gains /(losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 relate to the conversion of MaxVision Holding, LLC. debt to equity during the second quarter, the conversion of Gelesis, Inc. debt to equity in the fourth quarter, and the initial public offering of Pacira Pharmaceuticals, Inc.

For the year ended December 31, 2011, approximately $9.1 million and $3.8 million in unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $480,000 in unrealized depreciation was recorded for equity Level 3 investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments at December 31, 2011 and December 31, 2010:

(in thousands)	December 31, 2011
Portfolio Company	Type	Fair Value at December 31, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
MaxVision Holding, LLC.	Control	$1,027	$889	$(5,158)	$—	$—
E-Band Communiations, Corp.	Non-Controlled Affiliate	—	14	(3,425)	—	—

Total		$1,027	$903	$(8,583)	$—	$—

(in thousands)	December 31, 2010
Portfolio Company	Type	Fair Value at December 31, 2010	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
InfoLogix, Inc.	Control	$40,181	$3,013	$77	$128	$2,517
E-Band Communiations, Corp.	Non-Controlled Affiliate	3,069	—	795	—	—

Total		$43,250	$3,013	$872	$128	$2,517

The Company’s investment in InfoLogix, Inc., a company that was a Control Investment as of December 31, 2010, was sold to Stanley Black & Decker (NYSE:SWK) in January 2011. Approximately $8.3 million of realized gains and $8.4 million of net change in unrealized depreciation was recognized on this control investment during the three-month period ended March 31, 2011.

Income Recognition

Interest income is recorded on the accrual basis and the Company will recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection.

There was one loan on non-accrual status as of December 31, 2011 with an approximate cost of $7.7 million and fair value of approximately $1.0 million. There were two loans on non-accrual as of December 31, 2010 with an aggregate cost of approximately $11.4 million and fair value of approximately $4.0 million and five loans on non-accrual as of December 31, 2009 with an aggregate cost of approximately $25.5 million and fair value of approximately $10.5 million.

During the years ended December 31, 2011 and 2010, the Company made investments in debt securities, including restructured loans, totaling approximately $433.4 million and $320.4 million, respectively. During the years ended December 31, 2011 and 2010, the Company funded equity investments of approximately $2.1 million and $2.3 million, respectively.

During the years ended December 31, 2011 and 2010, the Company recognized $9.3 million and $2.6 million in realized gains, respectively from the sale of common stock in its public portfolio companies. During the years ended December 31, 2011 and 2010, the Company recognized realized losses of approximately $6.5 million and $29.0 million, respectively million from equity, loan, and warrant investments in portfolio companies that have been liquidated.

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

Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $1.7 million, $2.3 million and $2.9 million in PIK income, respectively. The Company recognizes nonrecurring fees amortized over the remaining term of the loan relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and original issue discount (OID) related to early loan pay-off or material modification of the specific debt outstanding.

Loan origination, and commitment fees received in full at the inception of a loan or upon modification are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into fee income over the contractual life of the loan. The Company had approximately $4.5 million, $6.6 million and $2.4 million of unamortized fees at December 31, 2011, 2010 and 2009, respectively, and approximately $4.4 million, $5.1 million $6.6 million in exit fees receivable at December 31, 2011, 2010 and 2009, respectively.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2011, approximately 63% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 36% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1% of portfolio company loans had an equipment only lien.

Financing costs

Debt financing costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, were as follows:

	As of December 31
(in thousands)	2011	2010
Wells Facility	$906	$250
SBA Debenture	5,828	4,917
Convertible Debt	2,477	—

	$9,211	$5,167

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

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98.2% of our capital gain net income for each one year period ending on October 31. We did not record an excise tax provision for the years ended December 31, 2011 and 2010. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

Dividends

Dividends and distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the dividend payable is recorded on the ex-dividend date.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2011, 2010 and 2009, the Company issued approximately 167,000, 199,000 and 307,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various technology-related companies, including clean technology, life science, and lower middle market companies. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Reclassifications

Certain prior period information has been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 was issued concurrently with International Financial Reporting Standards No.13 (“IFRS 13”), Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements as is currently required under ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 eliminates the concepts of in-use and in-exchange when measuring fair value of all financial instruments. For Level 3 fair value measurements, the ASU requires that our disclosure include quantitative information about significant unobservable inputs, a qualitative discussion about the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs, and a description of our valuation process. Public companies are required to apply ASU 2011-04 prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial statements and disclosures.

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

A summary of the composition of the Company’s investment portfolio as of December 31, 2011 and 2010 at fair value is shown as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$482,268	73.9%	$357,963	75.8%
Senior secured debt	133,544	20.4%	59,251	12.6%
Preferred stock	30,181	4.6%	26,813	5.7%
Senior debt-second lien with warrants	—	0.0%	8,094	1.7%
Common Stock	6,877	1.1%	19,911	4.2%

	$652,870	100.0%	$472,032	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location is as follows:

	December 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$634,736	97.2%	$438,585	92.9%
England	8,266	1.3%	10,653	2.3%
Iceland	4,970	0.7%	—	0.0%
Ireland	3,842	0.6%	—	0.0%
Canada	672	0.1%	20,876	4.4%
Israel	384	0.1%	1,918	0.4%

	$652,870	100.0%	$472,032	100.0%

The following table shows the fair value of our portfolio by industry sector as of December 31, 2011 and 2010 (excluding unearned income):

	December 31, 2011		December 31, 2010
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$131,428	20.1%	$52,777	11.2%
Internet Consumer & Business Services	117,542	18.0%	7,255	1.5%
Clean Tech	64,587	9.9%	25,722	5.4%
Drug Delivery	62,665	9.6%	35,250	7.5%
Information Services	45,850	7.0%	10,857	2.3%
Specialty Pharma	39,384	6.0%	63,607	13.5%
Media/Content/Info	38,476	5.9%	25,300	5.4%
Therapeutic	35,911	5.5%	2,223	0.5%
Communications & Networking	28,618	4.4%	65,098	13.8%
Software	27,850	4.3%	96,508	20.4%
Biotechnology Tools	18,693	2.9%	5,987	1.3%
Diagnostic	15,158	2.3%	14,911	3.2%
Surgical Devices	11,566	1.8%	10,172	2.1%
Semiconductors	9,733	1.5%	3,227	0.7%
Consumer & Business Products	4,186	0.6%	45,316	9.6%
Electronics & Computer Hardware	1,223	0.2%	7,819	1.6%
Energy	—	0.0%	3	0.0%

	$652,870	100.0%	$472,032	100.0%

During the years ended December 31, 2011 and 2010, the Company made investments in debt securities totaling $433.6 million and $320.4 million, respectively, and made investments in equity securities of approximately $2.1 and $2.3 million, respectively. In addition, during the year ended December 31, 2011, the Company converted approximately $4.4 million of debt to equity in two portfolio companies. No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2011 and 2010.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes and the SBIC debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Based on market quotations on or around December 31, 2011 the Convertible Senior Notes were trading for $0.885 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of its SBIC debentures would be approximately $247.9 million, compared to the carrying amount of $225.0 million as of December 31, 2011.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

4. Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of December 31, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. The Company’s net investment of $75.0 million in HT II as of December 31, 2011 fully funds the required regulatory capital for HT II. HT II has a total of $125.0 million of SBA guaranteed debentures outstanding as of December 31, 2011 and has paid the SBA commitment fees of approximately $1.5 million. As of December 31, 2011, the Company held investments in HT II in 57 companies with a fair value of approximately $198.7 million, accounting for approximately 30.4% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of December 31, 2011, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million were outstanding as of December 31, 2011. As of December 31, 2011, HT III has paid the SBA commitment fees of approximately $1.0 million. As of December 31, 2011, the Company held investments in HT III in 23 companies with a fair value of approximately $124.8 million, accounting for approximately 19.1% of the Company’s total portfolio. See Note 16.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2011 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.88% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year the underlying commitment was closed in. The annual fee related to HT III debentures that pooled on September 21, 2011 was 0.285%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2011 for HT II was approximately $125.5 million with an average interest rate of approximately 6.0%. The average amount of debentures outstanding for the quarter ended December 31, 2011 for HT III was approximately $60.0 million with an average interest rate of approximately 3.0%.

HT II and HT III hold approximately $217.2 million and $167.1 million in assets, respectively, and accounted for approximately 21.7% and 16.7% of our total assets prior to consolidation at December 31, 2011.

The Company reported the following SBA debentures outstanding on its Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010:

				December 31,
(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)		2011	2010
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%		$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%		58,050	58,050
September 24, 2008	September 1, 2018	6.63%		13,750	38,750
March 25, 2009	March 1, 2019	5.53%		18,400	18,400
September 23, 2009	September 1, 2019	4.64%		3,400	3,400
September 22, 2010	September 1, 2020	3.62%		6,500	6,500
September 22, 2010	September 1, 2020	3.50%		22,900	32,900
March 29, 2011	March 1, 2021	4.37%		28,750	—
September 21, 2011	September 1, 2021	3.16%		25,000	—
October 18, 2011	March 1, 2022	1.35	%(2)	36,250	—

Total SBA Debentures				$225,000	$170,000

(1)	Interest rate includes annual charge
(2)	Interim interest on the October 18, 2011 borrowing will pool on March 20, 2012 at which date the principal interest rate will be set.

At December 31, 2011 and December 31, 2010, the Company had the following borrowing capacity and outstanding borrowings:

	December 31, 2011		December 31, 2010
	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$20,000	$—
Wells Facility	75,000	10,187	50,000	—
Convertible Senior Notes(2)	75,000	70,353	—	—
SBA Debenture(3)	225,000	225,000	225,000	170,000

Total	$430,000	$305,540	$295,000	$170,000

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,647 at December 31, 2011.
(3)	In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In February 2011, we submitted a request to the SBA to borrow $25.0 million under a new capital commitment and in April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.
In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. We plan to submit a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request or the pricing to be consistent with the September 2011 pricing or that we will have drawn on any possible commitment.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated balance sheet. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of December 31, 2011, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of December 31, 2011, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of December 31, 2011
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,647)

Carrying value of debt	$70,353

For the three and twelve months ended December 31, 2011, the components of interest expense and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended December 31, 2011	Twelve Months Ended December 31, 2011
Stated interest expense	$1,125	$3,187
Accretion of original issue discount	271	767
Amortization of debt issuance cost	144	409

Total interest expense	$1,540	$4,363

Cash paid for interest expense	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.2% for the year ended December 31, 2011. As of December 31, 2011, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

Wells Facility

In August 2008, we entered into a $50.0 million two-year revolving senior secured credit facility with Wells Fargo Capital Finance (the “Wells Facility”). On June 20, 2011, we renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. From September 1, 2011 through September 30, 2011, this non-use fee was 0.75%. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. There was approximately $10.2 of outstanding debt under the Wells Facility at December 31, 2011.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2011.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). On November 2, 2011, we renewed and amended the Union Bank Facility and added a new lender under the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At December 31, 2011, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.25% annually. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2011.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. During the first quarter of

2009, the Company paid off all remaining principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility was terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $715,000 as of December 31, 2011 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire.

5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2011 and 2010, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	December 31,
(in thousands)	2011	2010
Distributions in excess of investment income	$(1,882)	$(2,149)
Accumulated realized gains (losses)	5,250	3,478
Additional paid-in capital	(3,368)	(1,329)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2011 and 2010 was ordinary income in the amounts of $38.5 million and $28.8 million, respectively.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $34.5 million and $22.4 million as of December 31, 2011 and 2010, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $39.4 million and $32.2 million as of December 31, 2011 and 2010, respectively. The net unrealized depreciation over cost for federal income tax purposes was $4.9 million as of December 31, 2011 and net unrealized depreciation over cost for federal income tax purposes was $9.8 million as of December 31, 2010. The aggregate cost of securities for federal income tax purposes was $658.0 million and $481.4 million as of December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Net Assets and Liabilities by temporary book/ tax differences primarily arising from the treatment of loan related yield enhancements.

	December 31,
(in thousands)	2011	2010
Accumulated Capital Gains (Losses)	$(48,567)	$(50,057)
Other Temporary Differences	(16)	(6,260)
Undistributed Ordinary Income	236	220
Unrealized Appreciation (Depreciation)	(4,901)	(8,963)

Components of Distributable Earnings	$(53,248)	$(65,060)

The Company will classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2008, 2009 and 2010 federal tax years for the Company remain subject to examination by the IRS. The 2007, 2008, 2009 and 2010 state tax years for the Company remain subject to examination by the California Franchise Tax Board.

6.Shareholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

In conjunction with a June 2004 private placement, the Company issued warrants to purchase one share of common stock within five years (the “Five Year Warrants”). Warrants for 88,323 shares were exercised in 2008 for net proceeds of approximately $934,000 and 283,614 warrants expired in June of 2009.

On August 2, 2011, the Company approved the extension of the stock repurchase plan as previously approved on February 8, 2010 under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock for an additional six month period with a new expiration date of February 26, 2012. During the year ended December 31, 2011, the Company did not repurchase any common stock.

During 2011, 2010 and 2009 the Board of Directors elected to receive approximately $105,000, $105,000, and $22,000 respectively, of their compensation in the form of common stock and the Company issued 9,942, 10,479, and 3,334 respectively, to the directors based on the closing prices of the common stock on the specified election dates.

The Company has issued stock options for common stock subject to future issuance, of which 4,231,444 and 4,729,849 were outstanding at December 31, 2011 and 2010, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to 8,000,000 shares of common stock under the 2004 Plan. Unless terminated earlier by the Company’s Board of Directors, the 2004 Plan will terminate on June 9, 2014, and no additional awards may be made under the 2004 Plan after that date.

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

A summary of restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2011 is as follows:

	2006 Plan	2004 Plan
Outstanding at January 1, 2009	16,668	228,150
Granted	5,000	306,500
Cancelled	—	(4,175)

Outstanding at December 31, 2009	21,668	530,475
Granted	—	491,500
Cancelled	—	(3,872)

Outstanding at December 31, 2010	21,668	1,018,103
Granted	10,000	296,600
Cancelled	—	(123,502)

Outstanding at December 31, 2011	31,668	1,191,201

In conjunction with stock options issued in 2004, the Company issued warrants to purchase one share of common stock within five years. The warrants expired in June 2009.

A summary of common stock options and warrant activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31, 2011 is as follows:

	Common Stock Options	Five-Year Warrants
Outstanding at January 1, 2009	3,931,528	10,692
Granted	1,357,000	—
Exercised	—	—
Cancelled	(364,123)	(10,692)

Outstanding at December 31, 2009	4,924,405	—
Granted	575,250	—
Exercised	(520,666)	—
Cancelled	(249,140)	—

Outstanding at December 31, 2010	4,729,849	—
Granted	617,700	—
Exercised	(178,101)	—
Cancelled	(938,004)	—

Outstanding at December 31, 2011	4,231,444	—

Weighted-average exercise price at December 31, 2011	$11.40	$—

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2011, options for approximately 3.6 million shares were exercisable at a weighted average exercise price of approximately $11.40 per share with weighted average of remaining contractual term of 2.16 years. The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the years ended December 31, 2011, 2010 and 2009 was approximately $1.3 million, $1.0 million and $746,000, respectively. During the years ended December 31, 2011, 2010 and 2009, approximately $557,000, $719,000 and $977,000, of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2011, there was $833,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2011:

	2011	2010	2009
Expected Volatility	46.39%	46.39%	31.52%-45.88%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	0.68%-2.15%	0.89%-2.51%	1.77%-2.22%

The following table summarizes stock options outstanding and exercisable at December 31, 2011:

(Dollars in thousands, except exercise price)	Options outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21-$8.49	478,623	4.14	$2,409,038	$4.38	395,297	4.09	$1,999,634	$4.38
$8.67-$13.40	3,044,571	2.71	58,354	$12.28	2,486,475	1.89	17,066	$12.28
$13.87-$14.02	708,250	2.04	—	$14.02	708,250	2.04	—	$14.02

$4.21-$14.02	4,231,444	2.76	$2,467,392	$11.40	3,590,022	2.16	$2,016,700	$11.75

In 2011, 2010 and 2009, the Company granted approximately 306,600 and 491,500 and 306,500 shares, respectively, of restricted stock pursuant to the Plans. Each restricted stock award granted in 2011, 2010 and 2009 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2009. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the years ended December 31, 2011,2010 and 2009 was approximately $3.4 million, $5.1 million and $1.3 million, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company expensed approximately $2.6 million, $2.0 million and $1.0 million of compensation expense related to restricted stock, respectively. As of December 31, 2011, there was approximately $5.2 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.57 years.

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

8. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Numerator
Net increase in net assets resulting from operations	$46,936	$4,982	$13,572
Less: Dividends declared-common and restricted shares	(38,492)	(28,816)	(43,914)

Undistributed earnings	8,444	(23,834)	(30,342)

Undistributed earnings-common shares	8,444	(23,834)	(30,342)
Add: Dividend declared-common shares	37,826	28,228	43,377

Numerator for basic and diluted change in net assets per common share	$46,270	$4,394	$13,035

Denominator
Basic weighted average common shares outstanding	42,988	36,156	34,486
Common shares issuable	311	714	405

Weighted average common shares outstanding assuming dilution	43,299	36,870	34,891

Change in net assets per common share
Basic	$1.08	$0.12	$0.38
Diluted	$1.07	$0.12	$0.37

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2011, 2010 and 2009, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 2,583,707, 5,168,022 and 4,124,000; shares, respectively.

9. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at December 31, 2011 totaled approximately $168.2 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $82.5 million of non-binding term sheets outstanding at December 31, 2011. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2013. Total rent expense amounted to approximately $1.1 million, $1.0 million and $966,000 during the years ended December 31, 2011, 2010 and 2009, respectively.

Future commitments under the credit facility and operating leases were as follows at December 31, 2011:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$305,540	$—	$10,187	$70,353	$225,000
Operating Lease Obligations(5)	8,497	1,244	2,294	2,520	2,439

Total	$314,037	$1,244	$12,481	$72,873	$227,439

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)	Includes borrowings under the SBA debentures and Wells Facility. There were no outstanding borrowings under the Union Bank facility at December 31, 2011.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $4,647 at December 31, 2011.
(5)	Long-term facility leases.

As of December 31, 2011, the Company was not a party to any material legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies.

10. Indemnification

The Company and its executives are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Concentrations of Credit Risk

The Company’s customers are primarily small and medium sized companies in the biotechnology, drug discovery, drug delivery, specialty pharmaceuticals, therapeutics, clean technology, communications and networking, consumer and business products, electronics and computers, information services, internet consumer and business services and products, medical devices, semiconductor and software industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest portfolio companies vary from year to year as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For years ended December 31, 2011 and 2010, our ten largest portfolio companies represented approximately 37.9% and 57.5% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2011 and 2010, we had seven and six investments, respectively, that represented 5% or more of our net assets. At December 31, 2011, we had seven equity investments representing approximately 63.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2010, we had three equity investments which represented approximately 48.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

12. Financial Highlights

Following is a schedule of financial highlights for five years ended December 31, 2011.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Per share data:
Net asset value at beginning of period	$9.50	$10.29	11.56	12.31	11.65
Net investment income(1)	0.92	0.81	1.25	1.23	1.15
Net realized gain (loss) on investments	0.06	(0.73)	0.03	0.07	0.09
Net unrealized appreciation (depreciation) on investments	0.11	0.06	(0.90)	(0.66)	0.26

Total from investment operations	1.09	0.14	0.38	0.64	1.5
Net increase/(decrease) in net assets from capital share transactions	0.07	(0.21)	(0.44)	(0.12)	0.32
Distributions	(0.90)	(0.80)	(1.26)	(1.32)	(1.20)
Stock-based compensation expense included in investment income(2)	0.07	0.08	0.05	0.05	0.04

Net asset value at end of period	$9.83	$9.50	$10.29	$11.56	$12.31

Ratios and supplemental data:
Per share market value at end of period	$9.44	$10.36	$10.39	$7.92	$12.42
Total return(3)	(0.83)%	7.70%	45.63%	(25.60)%	(4.42)%
Shares outstanding at end of period	43,853	43,444	35,634	33,096	32,541
Weighted average number of common shares outstanding	42,988	36,156	34,486	32,619	28,295
Net assets at end of period	$431,041	$412,531	$366,515	$382,458	$400,737
Ratio of operating expense to average net assets	9.61%	8.25%	8.23%	8.85%	6.46%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.45%	8.05%	11.38%	9.86%	9.81%
Average debt outstanding	$238,873	$142,410	$147,446	$196,928	$66,334
Weighted average debt per common share	$5.56	$3.94	$4.28	$6.04	$2.34

(1)	For 2011, 2010, 2009 and 2008, net investment income per share is calculated as net investment income divided by the weighted average shares outstanding.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the period ended December 31, 2011, 2010, 2009, 2008 and 2007 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

13. Senior Securities

Information about our senior securities is shown in the following table for the periods as of December 31, 2011, 2010, 2009, 2008, 2007, 2006, 2005 and 2004.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Bridge Loan Credit Facility with Alcmene Funding L.L.C.
December 31, 2004	—	—	N/A
December 31, 2005	$25,000,000	$2,505	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A
December 31, 2010	—	—	N/A
December 31, 2011	—	—	N/A
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2004	—	—	N/A
December 31, 2005	$51,000,000	$2,505	N/A
December 31, 2006	$41,000,000	$7,230	N/A
December 31, 2007	$79,200,000	$6,755	N/A
December 31, 2008	$89,582,000	$6,689	N/A
December 31, 2009(6)	—	—	N/A
December 31, 2010(6)	—	—	N/A
December 31, 2011	$10,186,830	73,369	N/A
Securitized Credit Facility with Union Bank, NA
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009(6)	—	—	N/A
December 31, 2010(6)	—	—	N/A
December 31, 2011(6)	—	—	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	$55,050,000	$9,718	N/A
December 31, 2008	$127,200,000	$4,711	N/A
December 31, 2009	$130,600,000	$3,806	N/A
December 31, 2010	$150,000,000	$3,942	N/A
December 31, 2011	$125,000,000	$5,979	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A
December 31, 2010	$20,000,000	$29,564	N/A
December 31, 2011	$100,000,000	$7,474	N/A
Senior Convertible Notes
December 31, 2011	$70,352,983	10,623	885

(1)	Total amount of each class of senior securities outstanding at the end of the period presented, rounded to nearest thousand.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit.
(3)	Not applicable because senior securities are not registered for public trading.

(4)	Issued by HT II, one of our SBIC subsidiaries, to the SBA. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act.
(5)	Issued by HT III, one of our SBIC subsidiaries, to the SBA. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act.
(6)	The Company’s Wells Facility and Union Bank Facility had no borrowings outstanding during the periods noted above.

14. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2011. This information was derived from our unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Total investment income	$19,152	$20,820	$18,684	$21,200
Net investment income before provision for income taxes and investment gains and losses	9,804	10,360	8,593	10,831
Net increase (decrease) in net assets resulting from operations	(1,177)	24,317	6,223	17,574
Change in net assets per common share (basic)	0.23	0.24	0.14	0.25

	Quarter Ended
	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Total investment income	$12,520	$14,501	$15,646	$16,807
Net investment income before provision for income taxes and investment gains and losses	5,612	6,863	8,148	8,751
Net increase (decrease) in net assets resulting from operations	5,714	(4,630)	(7,823)	11,721
Change in net assets per common share (basic)	0.16	(0.14)	(0.23)	0.30

15. Subsequent Events

Dividend Declaration

On February 27, 2012 the Board of Directors increased the quarterly dividend by 5.0% and declared a cash dividend of $0.23 per share to be paid on March 15, 2012 to shareholders of record as of March 12, 2012. This dividend will represent the Company’s twenty-sixth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $6.92 per share.

Liquidity and Capital Resources

In January 2012, the Company closed a public offering of 5,000,000 shares of common stock at $9.61 per share, resulting in net proceeds of $48,050,000 before deducting offering expenses payable by the Company.

In January 2012, the Company repaid the entire principal balance outstanding (approximately $10.2 million as of December 31, 2011) under the Wells Fargo facility.

In February 2012, the Company repaid six SBA debentures with principal totaling $24.25 million. The weighted average interest rate on repaid debentures (including the 0.906% SBA annual charge levied on each debenture) was 6.521%. The total amount paid, including unpaid interest and annual charges through March 1, 2012, was approximately $25.0 million.

Portfolio Company Developments

On February 3, 2012, Cempra, Inc. completed its initial public offering of 8,400,000 shares of common stock at a price to the public of $6.00 per share. At December 31, 2011 Hercules held approximately 371,000 warrants in Cempra, Inc.

In January 2012, BÂRRX Medical, Inc. completed the sale of all of its outstanding shares to Coviden plc in a transaction for an aggregate consideration of approximately $325.0 million, net of cash and short-term investments. In connection with the sale, the Company expects to realize a net gain of approximately $2.2-$2.3 million in the first quarter of 2012 and a full repayment of the Company’s loan to BÂRRX Medical.

In January 2012, Hercules received full payment of its $5.0 million term loan with Merrion Pharmaceuticals, Inc.

In December 2011, Hercules entered into an agreement to acquire approximately $9.6 million through a secondary marketplace in Facebook, Inc., the social networking company for an aggregate of 307,500 shares at an average price of $31.08 per share. The investments were subject to certain closing conditions and a right of first refusal by Facebook, Inc. which expired thirty days after the date of investment. At December 31, 2011 these assets were held as Other Assets. In February 2012, Hercules was notified that Facebook Inc. had not exercised its repurchase right with respect to any of the shares and had executed all documents necessary to fully transfer the ownership of the shares to Hercules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a.	Controls and Procedures

1. Disclosure Controls and Procedures

The management of Hercules Technology Growth Capital, Inc. (the “Company”) has established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2. Internal Control Over Financial Reporting

a. Management’s Annual Report on Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial and accounting officer, approved and monitored by the Company’s Board of Directors, and implemented by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Pricewaterhousecoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10K.

Remediation of Previously Disclosed Material Weakness

As described in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, the Company identified a material weakness in its internal control over financial reporting. In particular, management became aware of matters where existing controls did not operate effectively to detect manual input errors in calculations used to derive the fair value of some investment portfolio holdings as of the measurement date, thereby impacting reported amounts with respect to investments and net increase (decrease) in unrealized appreciation on investments. The Company initiated a remediation effort during the second quarter of 2011 to address the material weakness. During the remediation effort the Company:

•	added additional reviews of the accuracy of the number of equity security holdings as of the measurement date;

•	added additional reviews of manually input data used in the calculations supporting the fair value of investments as of the measurement date; and

•	added experienced professionals to augment and upgrade its financial staff to address issues of timeliness and completeness in financial reporting.

The Company continued its implementation and assessment of the additional controls during the third and fourth quarters of 2011 and found them to be operating effectively and have concluded as of December 31, 2011, this material weakness has been remediated.

Changes in Internal Control Over Financial Reporting in 2011

As a result of the remediation of the material weakness described above, there were changes in our internal control over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.herculestech.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our 2012 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers and Directors” in our 2012 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our 2012 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in our 2012 Proxy Statement and is incorporated in this Annual Report by reference to this item.

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

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES As of and for the year ended December 31, 2011 (in thousands)

Portfolio Company	Investment(1)	Amount of Interest Credited to Income(2)	As of December 31, 2010 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2011 Fair Value
Control Innvestments
MaxVision	Senior Debt	$—	$3,759	$—	$(3,759)	$—
	Revolving Line of Credit	889	3,163	—	(2,136)	1,027
	Common Stock	—	—	3,500	(3,500)	—

		889	6,922	3,500	(9,395)	1,027
Affiliate Investments
E-band Communications, Inc.	Senior Debt	14	—	356	(356)	—
	Preferred Stock	—	3,069	—	(3,069)	—

		14	3,069	356	(3,425)	—

Total Control and Affliate Investments		$903	$9,991	$3,856	$(12,820)	$1,027

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2011.
(2)	Represents the total amount of interest or dividends credited to income for the portion of the year an investment was an affiliate or control investment.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increase in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increase in unrealized depreciation or net decreases in unrealized appreciation.

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

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(8)

3(b)	Amended and Restated Bylaws.(8)

3(c)	Articles of Amendment, dated March 6, 2007.(7)

3(d)	Articles of Amendment, dated April 5, 2011.(22)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.(1)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association dated as of August 1, 2005.(2)

4(d)	Registration Rights Agreement dated June 22, 2004 between the Company and JMP Securities LLC.(1)

4(e)	Registration Rights Agreement dated March 2, 2006 between the Company and affiliates of Farallon Management, L.L.C.(3)

10(a)	Credit Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(b)	Pledge and Security Agreement dated as of April 12, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement dated August 1, 2005 between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated March 6, 2006.(12)

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc. dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of August 1, 2005.(2)

10(g)	Indenture between Hercules Funding Trust I & U.S. Bank National Association dated as of August 1, 2005.(2)

10(h)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp. dated as of August 1, 2005.(2)

10(i)	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2007 Amendment and Restatement).(10)

10(j)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 amendment and Restatement).(11)

10(k)	Form of Custody Agreement between the Company and Union Bank of California.(8)

Exhibit Number	Description

10(l)	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.(19)

10(m)	Subscription Agreement by and among the Company and the subscribers named therein dated March 2, 2006.(17)

10(n)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(o)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(p)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(8)

10(q)	Warrant Agreement dated June 22, 2004 between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(r)	Side Letter dated February 2, 2004 between the Company and Jolson Merchant Partners Group LLC (now known as JMP Group LLC).(9)

10(s)	Letter Agreement dated February 22, 2005 between the Company and JMP Asset Management LLC.(8)

10(t)	Letter Agreement dated February 22, 2005 between the Company and Farallon Capital Management, L.L.C.(8)

10(u)	Subscription Agreement dated February 2, 2004 between the Company and the subscribers named therein.(8)

10(v)	Lease Agreement dated June 13, 2006 between the Company and 400 Hamilton Associates.(4)

10(w)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc. dated as of July 28, 2006.(5)

10(x)	Second Omnibus Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated December 6, 2006.(6)

10(y)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp. dated March 30, 2007.(13)

10(z)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 2, 2007.(14)

10(aa)	Fourth Amendment to the Warrant Participation Agreement dated as of May 2, 2007.(15)

10(bb)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 2, 2007.(15)

10(cc)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc. dated as of May 7, 2008.(16)

10(dd)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG dated as of May 7, 2008.(16)

10(ee)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC dated August 25, 2008.(18)

Exhibit Number	Description

10(ff)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated August 25, 2008.(18)

10(gg)	Form of SBA Debenture.(19)

10(hh)	First Amendment to Loan and Security Agreement.(20)

10(ii)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A. dated February 10, 2010.(21)

10(jj)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

10(kk)	Form of Note under the Indenture dated as of April 15, 2011.(23)

10(ll)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(mm)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated November 2, 2011.(25)

14	Code of Ethics.(8)

21.2*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31(a)*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31(b)*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32(a)*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99*	Consent of VentureSource.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed June 8, 2005 (Registration No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of a Form 8-K filed with the Commission on August 5, 2005.
(3)	Previously filed as part of a Form 8-K filed with the Commission on March 2, 2006.
(4)	Previously filed as part of a Form 8-K filed with the Commission on June 13, 2006.
(5)	Previously filed as part of a Form 8-K filed with the Commission on July 28, 2006.
(6)	Previously filed as part of a Form 8-K filed with the Commission on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed March 9, 2007.
(8)	Previously filed as part of a Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950) to the Registration Statement on Form N-2 of the Company.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company, as filed on February 22, 2005.
(10)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed June 22, 2007.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed May 5, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403 ) to the Registration Statement on Form N-2 of the Company.

(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604) to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of a Form 10-K filed with the Commission on March 16, 2009.
(20)	Previously filed as part of a Form 10-Q filed with the Commission on May 11, 2009.
(21)	Previously filed as part of a Form 8-K filed with the Commission on February 17, 2010.
(22)	Previously filed as part of a Form 8-K filed with the Commission on April 11, 2011.
(23)	Previously filed as part of a Form 8-K filed with the Commission on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of a Form 8-K filed with the Commission on November 11, 2011.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 9, 2012	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 9, 2012.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 9, 2012

/S/ JESSICA BARON Jessica Baron	Vice President Finance and Interim Chief Financial Officer (principal accounting officer)	March 9, 2012

/S/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	March 9, 2012

/S/ JOSEPH W. CHOW Joseph W. Chow	Director	March 9, 2012

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	March 9, 2012

EXHIBIT INDEX

Exhibit Number	Descriptions
21.2	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

99	Consent of VentureSource.