Form 10-Q
period 2012-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2012-05-08
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

On May 7, 2012, there were 49,715,269 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31,
	2012	December 31,
	(unaudited)	2011
Assets
Investments:
Non-control/Non-affiliate investments (cost of $681,242 and $642,038, respectively)	$692,695	$651,843
Affiliate investments (cost of $3,254 and $3,236, respectively)	1,094	—
Control investments (cost of $10,889 and $11,266, respectively)	675	1,027

Total investments, at value (cost of $695,385 and $656,540, respectively)	694,464	652,870
Cash and cash equivalents	48,433	64,474
Interest receivable	5,962	5,820
Other assets	14,507	24,230

Total assets	$763,366	$747,394

Liabilities
Accounts payable and accrued liabilities	$6,545	$10,813
Wells Fargo Loan	—	10,187
Long-term Liabilities (Convertible Debt)	70,624	70,353
Long-term SBA Debentures	200,750	225,000

Total liabilities	277,919	316,353
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	50	44
Capital in excess of par value	532,951	484,244
Unrealized depreciation on investments	(578)	(3,431)
Accumulated realized losses on investments	(40,165)	(43,042)
Distributions in excess of investment income	(6,811)	(6,774)

Total net assets	485,447	431,041

Total liabilities and net assets	$763,366	$747,394

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	49,721	43,853
Net asset value per share	$9.76	$9.83

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Senior Debt Matures December 2014 Interest rate Prime + 7.30% or Floor rate of 10.55%	$25,000	$24,645	$24,645
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt Matures September 2015 Interest rate Prime + 7.15% or Floor rate of 11.90%	$26,500	26,500	27,295
Cempra, Inc.(3)	Drug Discovery & Development	Senior Debt Matures December 2015 Interest rate Prime + 7.05% or Floor rate of 10.30%	$10,000	9,757	9,757
Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Senior Debt Matures November 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$6,693	7,131	7,271
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures October 2015 Interest rate Prime + 3.25% or Floor rate of 8.50%	$20,000	19,478	19,478
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%	$12,000	11,706	11,806
NeurogesX, Inc.(3)	Drug Discovery & Development	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$15,000	14,691	14,800
NextWave Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures June 2015 Interest rate Prime + 4.30% or Floor rate of 9.55%	$6,000	5,940	5,940
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures upon liquidation Interest rate Fixed 10.00%	$45	45	45
PolyMedix, Inc.(3)	Drug Discovery & Development	Senior Debt Matures September 2013 Interest rate Prime + 7.10% or Floor rate of 12.35%	$5,889	5,762	5,762

Total Debt Drug Discovery & Development (26.12%)*				125,655	126,799

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.12%	$4,146	$4,014	$4,097
		Senior Debt Matures December 2012 Interest rate Prime + 4.25%	$1,100	1,100	1,058

Total Intelepeer, Inc.				5,114	5,155

OpenPeak, Inc.	Communications & Networking	Senior Debt Matures July 2015 Interest rate Prime + 8.75%	$7,685	7,498	7,498
Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2013 Interest rate Prime + 7.50% or Floor rate of 12.00%	$4,074	3,943	3,885
PeerApp, Inc.(4)	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.50% or Floor rate of 11.50%	$1,471	1,526	1,526
PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2015 Interest rate Libor + 9.00% or Floor rate of 11.50%	$7,733	7,559	7,375
		Senior Debt Matures September 2015 Interest rate Libor + 9.00% or Floor rate of 11.50%	$375	369	355

Total PointOne, Inc.				7,928	7,730
Stoke, Inc.(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.00% or Floor rate of 10.25%	$2,192	2,164	2,186

Total Debt Communications & Networking (5.76%)*				28,173	27,980

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.50%	$2,713	$2,628	$2,669
Box.net, Inc.(4)	Software	Senior Debt Matures March 2015 Interest rate Prime + 3.75% or Floor rate of 7.50%	$9,647	9,477	9,190
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,451	1,484	1,484
		Senior Debt Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%	$5,000	4,994	4,994

Total Box.net, Inc.				15,955	15,668

Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$3,416	3,359	3,387
Kxen, Inc.(4)	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$3,000	2,978	2,841
SugarSync Inc.	Software	Senior Debt Matures April 2015 Interest rate Prime + 4.50% or Floor rate of 8.25%	$2,000	1,957	1,887
Tada Innovations, Inc.	Software	Senior Debt Matures June 2012 Interest rate Prime + 3.25% or Floor rate of 6.5%	$100	95	95
White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,293	1,254	1,267

Total Debt Software (5.73%)*				28,226	27,814

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.(7)(8)	Electronics & Computer Hardware	Senior Debt Matures December 2013 Interest rate Prime + 8.25% or Floor rate of 12.00%, PIK interest 5.00%	$4,048	$3,999	$—
		Senior Debt Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%, PIK interest 2.00%	$2,323	2,303	12

		Revolving Line of Credit Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%	$868	1,005	663

Total Maxvision Holding, LLC				7,307	675

Total Debt Electronics & Computer Hardware (0.14%)*				7,307	675

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$9,711	9,666	9,874
Pacira Pharmaceuticals, Inc.(3)(4)	Specialty Pharmaceuticals	Senior Debt Matures November 2014 Interest rate Prime + 6.25% or Floor rate of 11.00%	$10,953	11,001	11,138
		Senior Debt Matures November 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$14,612	14,123	14,306

Total Pacira Pharmaceuticals, Inc.				25,124	25,444

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Convertible Senior Debt Matures March 2012 Interest rate 8.00%	$1,888	1,888	2,354

Total Debt Specialty Pharmaceuticals (7.76%)*				36,678	37,672

Achronix Semiconductor Corporation	Semiconductors	Senior Debt Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%	$2,387	2,309	2,381
Kovio Inc.	Semiconductors	Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 9.25%	$1,250	1,221	1,156
		Senior Debt Matures March 2015 Interest rate Prime + 6.00% or Floor rate of 9.75%	$3,000	2,923	2,805

Total Kovio Inc.				4,144	3,961

Total Debt Semiconductors (1.31%)*				6,453	6,342

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$10,000	$9,807	$9,561
		Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$10,000	9,806	9,560

Total AcelRX Pharmaceuticals, Inc.				19,613	19,121

Alexza Pharmaceuticals, Inc.(3)(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$9,190	9,327	9,519
BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%	$4,707	4,510	4,651
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$22,000	21,510	21,641

Total Debt Drug Delivery (11.31%)*				54,960	54,932

Gelesis, Inc.	Therapeutic	Senior Debt Matures April 2013 Interest rate Prime + 8.75% or Floor rate of 12.00%	$3,428	3,571	3,571
Gynesonics, Inc.	Therapeutic	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$4,991	4,871	4,943
		Senior Debt Matures November 2012 Interest rate Fixed 8.00%	$181	142	142

Total Gynesonics, Inc.				5,013	5,085

Oraya Therapeutics, Inc.(4)	Therapeutic	Senior Debt Matures March 2015 Interest rate Prime + 4.75% or Floor rate of 9.50%	$7,500	7,236	7,236
Novasys Medical, Inc.	Therapeutic	Senior Debt Matures January 2013 Interest rate Fixed rate 8.00%	$65	60	60

Total Debt Therapeutic (3.29%)*				15,880	15,952

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Ahhha, Inc.	Internet Consumer & Business Services	Senior Debt Matures January 2015 Interest rate Fixed 10.00%	$350	$346	$345
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%	$8,000	7,589	7,589
NetPlenish	Internet Consumer & Business Services	Senior Debt Matures April 2015 Interest rate Fixed 10.00%	$500	485	485
Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.87% or Floor rate of 10.12%	$13,000	12,765	12,667
Tectura Corporation	Internet Consumer & Business Services	Senior Debt Matures December 2012 Interest rate 11.00%	$5,625	6,829	6,829
		Revolving Line of Credit Senior Debt Matures August 2012 Interest rate 11.00%	$1,802	1,889	1,889
		Revolving Line of Credit Matures July 2012 Interest rate 11.00% , PIK interest 1.00%	$17,413	17,814	17,814

Total Tectura Corporation				26,532	26,532

Trulia, Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,887	4,551
		Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,887	4,765

Total Trulia, Inc.				9,774	9,316

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)

Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	$7,484	$7,370
		Senior Debt Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$11,350	11,211	10,950
		Revolving Line of Credit Matures September 2015 Interest rate Libor + 6.00% or Floor rate of 7.50%	$300	285	280

Total Vaultlogix, Inc.				18,980	18,600

Votizen	Internet Consumer & Business Services	Senior Debt Matures February 2013 Interest rate Fixed 5.00%	$100	100	100

Wavemarket, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%	$10,000	9,759	9,759

Total Debt Internet Consumer & Business Services (17.59%)				86,330	85,393

Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$3,000	2,935	2,822
InXpo, Inc.	Information Services	Senior Debt Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%	$2,875	2,812	2,812
Jab Wireless, Inc.	Information Services	Senior Debt Matures August 2016 Interest rate Prime + 5.25% or Floor rate of 6.75%	$20,272	20,012	20,012
RichRelevance, Inc.	Information Services	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$5,000	4,902	4,699

Total Debt Information Services (6.25%)				30,661	30,345

Optiscan Biomedical, Corp.	Medical Device & Equipment	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$10,750	11,016	11,193

Total Debt Medical Device & Equipment (2.31%)*				11,016	11,193

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$7,000	6,764	6,764

Total Debt Diagnostic (1.39%)				6,764	6,764

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
deCODE genetics ehf.(5)	Biotechnology Tools	Senior Debt Matures September 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%, PIK interest 2.00%	$5,000	$4,750	$4,900
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%	$2,020	2,051	2,090

Total Debt Biotechnology Tools (1.44%)*				6,801	6,990

ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt Matures January 2016 Interest rate Prime + 8.75% or Floor rate of 11.25%	$19,133	18,826	19,180
MedCall	Healthcare Services, Other	Senior Debt Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%	$5,168	5,063	5,063
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt Matures January 2015 Interest rate LIBOR + 8.00% or Floor rate of 10.50%	$4,319	4,327	4,465
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 6.50% or Floor rate of 9.00%	$1,500	1,486	1,385
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.00%, PIK interest 3.75%	$5,900	6,335	6,512

Total Pacific Child & Family Associates, LLC				12,148	12,362

Total Debt Health Services, Other (7.54%)				36,037	36,605

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$3,000	2,901	2,939
Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,647	8,647

Total Debt Surgical Devices (2.39%)*				11,548	11,586

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Women’s Marketing, Inc.	Media/ Content/ Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$10,000	$10,046	$10,246
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%	$9,464	9,276	9,475
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%	$9,703	9,511	9,312

Total Women’s Marketing, Inc.				28,833	29,033
Westwood One Communications	Media/Content/ Info	Senior Debt Matures October 2016 Interest rate of 8.00%	$20,869	19,040	19,458

Total Debt Media/Content/Info (9.99%)*				47,873	48,491

Alphabet Energy, Inc.	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%	$104	100	100
BrightSource Energy, Inc.	Clean Tech	Senior Debt Matures November 2012 Interest rate Prime + 7.25% or Floor rate of 10.50%	$35,000	35,551	35,551
EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.10% or Floor rate of 9.35%	$4,364	4,321	4,362
Enphase Energy, Inc.(3)	Clean Tech	Senior Debt Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.00%	$4,898	4,812	4,724
Integrated Photovoltaics, Inc.	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%	$3,000	2,886	2,886
NanoSolar, Inc.	Clean Tech	Senior Debt Matures September 2014 Interest rate Prime + 7.75% or Floor rate of 11.00%	$8,488	8,156	8,155
Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate of 11.00%	$1,155	1,201	1,179
SCIenergy, Inc.(4)	Clean Tech	Senior Debt Matures October 2014 Interest rate 6.25%	$202	202	202
		Senior Debt Matures August 2015 Interest rate Prime + 4.90% or Floor rate of 8.15%	$5,000	4,892	4,875

Total SCIenergy, Inc.				5,094	5,077
Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$6,867	451	446
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$791	7,155	7,155

Total Solexel, Inc.				7,606	7,601

Stion Corporation	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$9,757	9,456	9,456

Total Debt Clean Tech (16.29%)*				79,183	79,091

Total Debt (126.61%)				619,545	614,624

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)		Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants			$39	$42
		Preferred Stock Warrants	Series A		69	273
		Preferred Stock Warrants	Series B		35	51

Total Warrants Acceleron Pharmaceuticals, Inc.					143	366

Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Common Stock Warrants			984	250
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			187	54
Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Preferred Stock Warrants	Series D		490	500
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series C		367	260
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants			28	—
		Preferred Stock Warrants	Series A		236	58
		Preferred Stock Warrants	Series B		311	170

Total Warrants Dicerna Pharmaceuticals, Inc.					575	228

EpiCept Corporation(3)	Drug Discovery & Development	Common Stock Warrants			4	4
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Preferred Stock Warrants	Series C		231	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			155	446
NeurogesX, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			503	302
NextWave Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series A-1		126	129
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series F		137	32
PolyMedix, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			480	247
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series B		152	270

Total Warrants Drug Discovery & Development (0.64%)*					4,534	3,088

Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants	Series A		102	167
IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants	Series D		118	—
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C		102	216
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A		94	53
OpenPeak, Inc.	Communications & Networking	Preferred Stock Warrants	Series E		149	149
Pac-West Telecomm, Inc.	Communications & Networking	Common Stock Warrants			121	—
PeerApp, Inc.(4)	Communications & Networking	Preferred Stock Warrants	Series B		61	21
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A		95	252
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B		52	109
PointOne, Inc.	Communications & Networking	Common Stock Warrants			131	6
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B		123	116
Stoke, Inc.(4)	Communications & Networking	Preferred Stock Warrants	Series C		53	103
		Preferred Stock Warrants	Series D		65	43

Total Stoke, Inc.					118	146

Total Warrants Communications & Networking (0.25%)*					1,266	1,235

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)		Principal Amount	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock Warrants	Series C		$136	$651
		Preferred Stock Warrants	Series D		95	227

Total Atrenta, Inc.					231	878

Box.net, Inc.(4)	Software	Preferred Stock Warrants	Series C		117	1,557
		Preferred Stock Warrants	Series B		73	2,313
		Preferred Stock Warrants	Series D-1		193	516

Total Box.net, Inc.					383	4,386

Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A		188	—
Bullhorn, Inc.	Software	Preferred Stock Warrants	Series C		43	253
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B		108	360
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B		329	541
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants			1,434	124
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D		99	169
HighRoads, Inc.	Software	Preferred Stock Warrants	Series B		44	8
Kxen, Inc.(4)	Software	Preferred Stock Warrants	Series D		47	25
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B		117	1
Sportvision, Inc.	Software	Preferred Stock Warrants	Series B		39	—
SugarSync Inc.	Software	Preferred Stock Warrants	Series D		78	135
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A		25	25
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2		54	3
WildTangent, Inc.	Software	Preferred Stock Warrants	Series A-3		238	44

Total Warrants Software (1.43%)*					3,457	6,952

Luminus Devices, Inc.	Electronics & Computer Hardware	Common Stock Warrants			601	—
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1		63	112

Total Warrant Electronics & Computer Hardware (0.02%)*					664	112

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D		309	416
Pacira Pharmaceuticals, Inc.(3)	Specialty Pharmaceuticals	Common Stock Warrants			1,086	696
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E		528	—

Total Warrants Specialty Pharmaceuticals (0.23%)*					1,923	1,112

Annie’s, Inc.(3)	Consumer & Business Products	Common Stock Warrants			321	2,158
IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants			275	117
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A		24	132
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C		174	—
Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C		252	1,710
WaveMarket, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series E		106	104

Total Warrant Consumer & Business Products (0.87%)*					1,152	4,221

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)		Principal Amount	Cost(2)	Value(3)
Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D		$160	$142
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D		157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C		46	4
		Preferred Stock Warrants	Series D		583	14

Total iWatt, Inc.					629	18

Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B		92	1
NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants	Series D		297	3,654
Quartics, Inc.	Semiconductors	Preferred Stock Warrants	Series C		53	—

Total Warrants Semiconductors (0.79%)*					1,388	3,815

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants			356	221
Alexza Pharmaceuticals, Inc.(3)(4)	Drug Delivery	Common Stock Warrants			645	41
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1		291	427
Merrion Pharma, Plc.(3)(5)	Drug Delivery	Common Stock Warrants			214	150
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D		557	443
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants			87	270

Total Warrant Drug Delivery (0.32%)*					2,150	1,552

EKOS Corporation	Therapeutic	Preferred Stock Warrants	Series C		327	—
Gelesis	Therapeutic	Preferred Stock Warrants	Series A-1		77	65
Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants	Series B		99	—
Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants	Series D		131	20
Oraya Therapeutics, Inc.(4)	Therapeutic	Preferred Stock Warrants	Series C		551	496

Total Warrants Therapeutic (0.12%)*					1,185	581

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B		323	616
		Preferred Stock Warrants	Series C		636	636

Total Blurb, Inc.					959	1,252
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series A		147	—
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants			82	—
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B		43	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series C		1,224	—
Reply! Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants	Series B		320	683
Trulia, Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants	Series D		188	728
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1		51	12

Total Warrants Internet Consumer & Business Services (0.55%)					3,014	2,675

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)		Principal Amount	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B		$9	$—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F		58	2
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B		230	544
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C		98	77
Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock Warrants	Series B		213	—
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A		265	334
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D		98	35
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series E		96	7
Zeta Interactive Corporation	Information Services	Preferred Stock Warrants	Series A		172	268

Total Warrants Information Services (0.26%)					1,239	1,267

Optiscan Biomedical, Corp.	Medical Device & Equipment	Preferred Stock Warrants	Series B		680	407
		Preferred Stock Warrants	Series C		390	375

Total Optiscan Biomedical, Corp					1,070	782

Total Warrants Medical Device & Equipment (0.16%)*					1,070	782

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants			244	318

Total Warrants Diagnostic (0.07%)					244	318

deCODE genetics ehf.(5)	Biotechnology Tools	Preferred Stock Warrants	Series A-2		305	298
Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series C		197	265
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B		45	130
		Preferred Stock Warrants	Series C		33	7

Total NuGEN Technologies, Inc.					78	137

Total Warrants Biotechnology Tools (0.14%)*					580	700

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B		87	41
Transmedics, Inc.(4)	Surgical Devices	Preferred Stock Warrants	Series B		225	—
Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants	Series A		18	15
		Preferred Stock Warrants	Series C		365	357

					383	372

Total Warrants Surgical Devices (0.08%)*					695	413

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Preferred Stock Warrants	Series C		60	302
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants	Series D		482	6

Total Warrants Media/Content/Info (0.06%)*					542	308

Alphabet Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A		27	37
BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D		675	638
Calera, Inc.	Clean Tech	Preferred Stock Warrants	Series C		513	148
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants	Series B		308	651
Enphase Energy, Inc.(3)	Clean Tech	Common Stock Warrants			102	30
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D-1		548	217
Integrated Photovoltaics, Inc.	Clean Tech	Preferred Stock Warrants	Series A-1		82	444
Lilliputian Systems, Inc.	Clean Tech	Preferred Stock Warrants	Series C		106	—
		Common Stock Warrants			48	—

Total Lilliputian Systems, Inc.					154	—

Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants	Series C		211	100
SCIenergy, Inc.(4)	Clean Tech	Preferred Stock Warrants	Series C		138	25
Solexel, Inc.	Clean Tech	Preferred Stock Warrants	Series B		1,161	146
Stion Corporation	Clean Tech	Preferred Stock Warrants	Series E		317	334
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants	Series A		161	77

Total Warrants Clean Tech (0.59%)*					4,397	2,847

Total Warrants (6.59%)					29,500	31,978

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)		Principal Amount	Cost(2)	Value(3)
Aegerion Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock			$150	$1,059
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock			842	2,083
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B		503	374
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C		1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock			2,000	3,383
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H		1,000	577

Total Equity Drug Discovery & Development (1.54%)*					5,995	7,476

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock	Series C		243	163
		Preferred Stock	Series E		98	138
		Preferred Stock	Series F		61	61
		Preferred Stock	Series B		1,000	724

Total Acceleron Pharmaceuticals, Inc.					1,402	1,086

Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock			500	437

Total Equity Drug Delivery (0.31%)*					1,902	1,523

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock	Series B		2,000	153
		Preferred Stock	Series C		372	175
		Preferred Stock	Series D		508	229
		Preferred Stock	Series E		374	537

Total E-band Communications, Corp.					3,254	1,094

Neonova Holding Company	Communications & Networking	Preferred Stock	Series A		250	255
Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A		1,000	2,851
Stoke, Inc.	Communications & Networking	Preferred Stock	Series E		500	480

Total Equity Communications & Networking (0.96%)*					5,004	4,680

Atrenta, Inc.	Software	Preferred Stock	Series D		250	379
Box.net, Inc.(4)	Software	Preferred Stock	Series C		500	3,777
		Preferred Stock	Series D		500	1,529
		Preferred Stock	Series D-1		1,000	1,204
		Preferred Stock	Series D-2		2,001	2,135

Total Box.net, Inc.					4,001	8,645

Total Equity Software (1.86%)*					4,251	9,024

Maxvision Holding, LLC.(7)(8)	Electronics & Computer Hardware	Preferred Stock	Series A		3,500	—
		Preferred Stock	LLC interest		81	—

Total Maxvision Holding, LLC.					3,581	—

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock	Series D		268	—

Total Equity Electronics & Computer Hardware (0.00%)*					3,849	—

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E		750	—

Total Equity Specialty Pharmaceuticals (0.00%)*					750	—

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)		Principal Amount	Cost(2)	Value(3)
Caivis Acquisition Corporation	Consumer & Business Products	Common Stock	Series A		$880	$—
Facebook, Inc.	Consumer & Business Products	Common Stock	Series B		9,557	13,453
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC interest		500	484
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B		500	500
Wageworks, Inc.	Consumer & Business Products	Preferred Stock	Series D		250	319

Total Equity Consumer & Business Products (3.04%)*					11,687	14,756

iWatt, Inc.	Semiconductors	Preferred Stock	Series E		490	1,361
NEXX Systems, Inc.	Semiconductors	Preferred Stock	Series D		277	1,955

Total Equity Semiconductors (0.68%)*					767	3,316

Gelesis, Inc.	Therapeutic	Common Stock			—	108
		Preferred Stock	Series A-1		425	519
		Preferred Stock	Series A-2		500	520

Total Gelesis, Inc.					925	1,147

Novasys Medical, Inc.	Therapeutic	Preferred Stock	Series D-1		1,000	799

Total Equity Therapeutic (0.40%)*					1,925	1,946

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock	Series B		177	26
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock	Series A		1,000	—

Total Equity Internet Consumer & Business Services (0.01%)					1,177	26

Buzznet, Inc.	Information Services	Preferred Stock	Series C		250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock			603	90
Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock	Series C		250	247
Solutionary, Inc.	Information Services	Preferred Stock	Series A-1		326	86
		Preferred Stock	Series A-2		17	248

Total Solutionary, Inc.					343	334
Zeta Interactive Corporation	Information Services	Preferred Stock	Series A		500	543

Total Equity Information Services (0.25%)					1,946	1,214

Optiscan Biomedical, Corp.	Medical Device & Equipment	Preferred Stock	Series B		3,000	1,576
		Preferred Stock	Series C		655	638

Total Optiscan Biomedical, Corp.					3,655	2,214

Total Equity Medical Device & Equipment (0.46%)*					3,655	2,214

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C		500	484

Total Equity Biotechnology Tools (0.10%)*					500	484

Transmedics, Inc.(4)	Surgical Devices	Preferred Stock	Series C		300	—
		Preferred Stock	Series B		1,100	—

Total Transmedics, Inc.					1,400	—
Gynesonics, Inc.	Surgical Devices	Preferred Stock	Series B		250	180
		Preferred Stock	Series C		282	305

Total Gynesonics, Inc.					532	485

Total Equity Surgical Devices (0.10%)*					1,932	485

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)		Principal Amount	Cost(2)	Value(3)
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/ Content/ Info	Preferred Stock	Series D		$1,000	$718

Total Equity Media/Content/Info (0.15%)*					1,000	718

Total Equity (9.86%)					46,340	47,862

Total Investments (143.06%)					$695,385	$694,464

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $24,315, $26,801 and $2,486 respectively. The tax cost of investments is $696,383.
(3)	Except for warrants in 16 publicly traded companies and common stock in four publicly traded companies, all investments are restricted at March 31, 2012 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at March 31, 2012, and is therefore considered non-income producing.

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Anthera Pharmaceuticals Inc.	Drug Discovery & Development	Senior Debt Matures September 2014 Interest rate Prime + 7.3% or Floor rate of 10.55%	$25,000	$24,433	$25,183
Aveo Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures June 2014 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	25,360	26,110
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%	$12,000	11,665	11,665
NextWave Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures June 2015 Interest rate Prime + 4.3% or Floor rate of 9.55%	$6,000	5,925	5,926
Concert Pharmaceuticals	Drug Discovery & Development	Senior Debt Matures July 2015 Interest rate Prime + 3.25% or Floor rate of 8.25%	$7,500	7,350	7,350
PolyMedix, Inc.	Drug Discovery & Development	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$6,763	6,594	6,729
Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures September 2014 Interest rate Prime + 5.65% or Floor rate of 10.40%	$10,000	10,070	10,070
Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$7,633	7,958	7,879
NeurogesX, Inc.	Drug Discovery & Development	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$15,000	14,558	14,558

Total Debt Drug Discovery & Development (26.79%)*				113,913	115,470

E-band Communications, Corp.(6)	Communications & Networking	Convertible Senior Debt Due on demand Interest rate Fixed 6.00%	$356	356	—
Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.12% or Floor rate of 11.37%	$6,524	6,346	6,476
		Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$1,100	1,100	1,070

Total Intelepeer, Inc.				7,446	7,546

Ahhha, Inc.	Communications & Networking	Senior Debt Matures January 2015 Interest rate Fixed 10.00%	$350	345	345
Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2014 Interest rate Prime + 7.50% or Floor rate of 12.00%	$4,369	4,196	4,196
PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$1,776	1,814	1,835
PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Libor + 9.0% or Floor rate of 11.50%	$8,308	8,107	8,100
Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$2,627	2,586	2,612

Total Debt Communications & Networking (5.71%)*				24,850	24,634

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.50%	$3,000	$2,894	$2,954
Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$3,999	3,920	4,000
Kxen, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$3,000	2,958	2,858
RichRelevance, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$5,000	4,879	4,879
Blurb, Inc	Software	Senior Debt Matures December 2015 Interest rate Prime +5.25% or Floor rate 8.5%	$5,000	4,873	4,873
SugarSync Inc.	Software	Senior Debt Matures April 2015 Interest rate Prime + 4.50% or Floor rate of 8.25%	$2,000	1,950	1,950
White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,418	1,357	1,400
Tada Innovations, Inc.	Software	Senior Debt Matures June 2012 Interest rate Prime + 3.25% or Floor rate of 6.50%	$100	90	90

Total Debt Software (5.34%)*				22,921	23,004

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.(7)	Electronics & Computer Hardware	Senior Debt Matures December 2013 Interest rate Prime + 8.25% or Floor rate of 12.00%, PIK interest 5.00%	$4,185	$4,143	$—
		Senior Debt Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%, PIK interest 2.00%	$2,539	2,515	—
		Revolving Line of Credit Matures December 2013 Interest rate Prime +5.00% or Floor rate of 8.50%	$892	1,027	1,027

Total Maxvision Holding, LLC				7,685	1,027

Total Debt Electronics & Computer Hardware (0.24%)*				7,685	1,027

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$10,359	10,315	10,584
Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures August 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	11,257	11,397
		Senior Debt Matures August 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	14,386	14,574

Total Pacira Pharmaceuticals, Inc.				25,643	25,971

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Convertible Senior Debt Matures March 2012 Interest rate 8.00%	$1,888	1,888	1,888

Total Debt Specialty Pharmaceuticals (8.92%)*				37,846	38,443

Achronix Semiconductor Corporation	Semiconductors	Senior Debt Matures January 2015 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,500	2,329	2,329
Kovio Inc.	Semiconductors	Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 9.25%	$1,250	1,218	1,218
		Senior Debt Matures March 2015 Interest rate Prime + 6.00% or Floor rate of 9.75%	$3,000	2,910	2,910

Total Kovio Inc.				4,128	4,128

Total Debt Semiconductors (1.50%)*				6,457	6,457

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
AcelRX Pharmaceuticals, Inc.	Drug Delivery	Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$10,000	$9,773	$9,579
		Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$10,000	9,772	9,578

Total AcelRX Pharmaceuticals, Inc.				19,545	19,157
Alexza Pharmaceuticals, Inc. (4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%	$10,497	10,537	10,695
BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%	$5,000	4,730	4,880

Total BIND Biosciences, Inc.				4,730	4,880
Merrion Pharma, Plc.(5)	Drug Delivery	Senior Debt Matures January 2015 Interest rate Prime + 9.20% or Floor rate of 12.45%	$5,000	4,765	3,819
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$22,000	21,379	21,379

Total Debt Drug Delivery (13.90%)*				60,956	59,930

Gelesis, Inc. (8)	Therapeutic	Senior Debt Matures April 2013 Interest rate Prime + 8.75% or Floor rate of 12.00%	$3,428	3,514	3,254
Gynesonics, Inc.	Therapeutic	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$5,336	5,309	5,383
Oraya Therapeutics, Inc.	Therapeutic	Senior Debt Matures March 2015 Interest rate Prime + 4.75% or Floor rate of 9.50%	$7,500	7,377	7,377
Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%	$4,965	4,932	4,932
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 6.5% or Floor rate of 9.00%	$1,500	1,485	1,412
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%, PIK interest 3.75%	$5,900	6,259	6,436

Total Pacific Child & Family Associates, LLC				12,676	12,780

Total Debt Therapeutic (6.68%)*				28,876	28,794

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
InXpo, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2014 Interest rate Prime + 7.5% or Floor rate of 10.75%	$3,192	$3,083	$3,147
Westwood One Communications	Internet Consumer & Business Services	Senior Debt Matures October 2016 Interest rate of 8.00%	$21,000	19,059	19,479
Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.87% or Floor rate of 10.12%	$13,000	12,877	13,131
MedCall	Internet Consumer & Business Services	Senior Debt Matures January 2016 Interest rate LIBOR + 7.50% or Floor rate of 9.50%	$5,168	5,051	5,051
ScriptSave (Medical Security Card Company, LLC)	Internet Consumer & Business Services	Senior Debt Matures February 2016 Interest rate Prime + 8.75%	$19,646	19,307	19,896
Trulia, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,871	4,871
		Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,871	4,871

Total Trulia, Inc.				9,742	9,742

Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate Libor + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	7,441	7,441
		Senior Debt	$11,500	11,335	11,335
		Revolving Line of Credit Matures September 2015 Interest rate Libor + 6.00% or Floor rate of 7.50%	$300	284	284

Total Vaultlogix, Inc.				19,060	19,060

Tectura Corporation	Internet Consumer & Business Services	Senior Debt Matures December 2012 Interest rate 11%	$5,625	6,834	6,834
		Revolving Line of Credit Senior Debt Matures August 2012 Interest rate 11%	$2,500	2,556	2,556
		Revolving Line of Credit Matures July 2012 Interest rate 11%, PIK interest 1.00%	$17,487	17,738	17,738

Total Tectura Corporation				27,128	27,128

Total Debt Internet Consumer & Business Services (27.06%)				115,307	116,634

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Box.net, Inc.	Information Services	Senior Debt Matures March 2015 Interest rate Prime + 3.75% or Floor rate of 7.50%	$9,647	$9,432	$9,432
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,590	1,613	1,645

Total Box.net, Inc.				11,045	11,077

Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$3,000	2,926	2,903
Jab Wireless, Inc.	Information Services	Senior Debt Matures August 2016 Interest rate Prime + 6.25% or Floor rate of 6.75%	$20,272	19,993	19,993

Total Debt Information Services (7.88%)				33,964	33,973

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$10,750	10,884	11,147

Total Debt Diagnostic (2.59%)*				10,884	11,147

deCODE genetics ehf.	Biotechnology Tools	Senior Debt Matures September 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%, PIK interest 2.00%	$5,000	4,664	4,664
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%	$2,416	2,425	2,479
Cempra Holdings LLC	Biotechnology Tools	Senior Debt Matures December 2015 Interest rate Prime + 7.05% or Floor rate of 10.30%	$10,000	9,721	9,721

Total Debt Biotechnology Tools (3.91%)*				16,810	16,864

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$3,000	2,879	2,879
Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%	$8,375	8,602	8,602

Total Debt Surgical Devices (2.66%)*				11,481	11,481

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Neoprobe Corporation	Media/Content/Info	Senior Debt Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$7,000	$6,733	$6,733
Women’s Marketing, Inc.	Media/Content/Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$10,000	9,956	10,156
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%	$9,710	9,503	9,896
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%	$9,956	9,744	9,744

Total Women’s Marketing, Inc.				29,203	29,796

Total Debt Media/Content/Info (8.47%)*				35,936	36,529

BrightSource Energy, Inc.(4)	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%	$11,250	11,122	11,122
		Senior Debt Matures December 2012 Interest rate Prime + 9.55% or Floor rate of 12.8%	$13,750	13,593	13,593

Total BrightSource Energy, Inc.				24,715	24,715

EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.1% or Floor rate of 9.35%	$4,879	4,713	4,859
Enphase Energy, Inc.	Clean Tech	Senior Debt Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.0%	$4,898	4,784	4,748
NanoSolar, Inc.	Clean Tech	Senior Debt Matures September 2014 Interest rate Prime + 7.75% or Floor rate of 11.0%	$9,212	8,795	8,795
Integrated Photovoltaics	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 7.375% or Floor rate of 10.625%	$3,000	2,875	2,875
Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate of 11.0%	$1,348	1,356	1,320
SCIenergy, Inc.	Clean Tech	Senior Debt Matures October 2014 Interest rate 6.25%	$202	202	202
		Senior Debt Matures August 2015 Interest rate 8.15%	$5,000	4,883	4,883

Total SCIenergy, Inc.				5,085	5,085
Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$937	594	594
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$8,120	8,389	8,389

Total Solexel, Inc.				8,983	8,983

Total Debt Clean Tech (14.24%)*				61,306	61,380

Total Debt (135.90%)				589,192	585,767

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		$39	$42
		Preferred Stock Warrants		69	273
		Preferred Stock Warrants		35	51

Total Warrants Acceleron Pharmaceuticals, Inc.				143	366

Anthera Pharmaceuticals Inc.	Drug Discovery & Development	Common Stock Warrants		541	551
		Common Stock Warrants		443	451

Total Warrants Anthera Pharmaceuticals Inc.				984	1,002

Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		236	69
		Common Stock Warrants		28	—
		Preferred Stock Warrants		311	137

Total Warrants Dicerna Pharmaceuticals, Inc.				575	206

EpiCept Corporation(5)	Drug Discovery & Development	Common Stock Warrants		4	15
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		234	233
NextWave Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		126	125
Horizon Pharma, Inc.	Drug Discovery & Development	Common Stock Warrants		231	—
Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		155	1,116
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		137	68
PolyMedix, Inc.	Drug Discovery & Development	Common Stock Warrants		480	97
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		152	207
Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		69	1,115
Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Preferred Stock Warrants		490	387
NeurogesX, Inc.	Drug Discovery & Development	Preferred Stock Warrants		503	122

Total Warrants Drug Discovery & Development (1.17%)*				4,283	5,059

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants		$102	$165
IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants		45	—
		Preferred Stock Warrants		72	—

Total IKANO Communications, Inc.				117	—

Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants		101	92
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		94	28
Pac-West Telecomm, Inc.	Communications & Networking	Preferred Stock Warrants		121	—
PeerApp, Inc.	Communications & Networking	Preferred Stock Warrants		61	23
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		95	206
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		52	109
PointOne, Inc.	Communications & Networking	Common Stock Warrants		131	5
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		123	121
Stoke, Inc(4)	Communications & Networking	Preferred Stock Warrants		53	149
		Preferred Stock Warrants		65	81

Total Stoke, Inc.				118	230

Total Warrants Communications & Networking (0.23%)*				1,115	979

Atrenta, Inc.	Software	Preferred Stock Warrants		136	815
		Preferred Stock Warrants		95	284

Total Atrenta, Inc.				231	1,099

Blurb, Inc.	Software	Preferred Stock Warrants		323	855
		Preferred Stock Warrants		636	636

Total Blurb, Inc.				959	1,491

Braxton Technologies, LLC.	Software	Preferred Stock Warrants		189	—
Bullhorn, Inc.	Software	Preferred Stock Warrants		43	229
Central Desktop, Inc.	Software	Preferred Stock Warrants		108	398
Clickfox, Inc.	Software	Preferred Stock Warrants		329	522
Forescout Technologies, Inc.	Software	Preferred Stock Warrants		99	142
HighRoads, Inc.	Software	Preferred Stock Warrants		45	7
Kxen, Inc.	Software	Preferred Stock Warrants		47	22
RichRelevance, Inc.	Software	Preferred Stock Warrants		98	12
Rockyou, Inc.	Software	Preferred Stock Warrants		116	1
Sportvision, Inc.	Software	Preferred Stock Warrants		39	—
SugarSync Inc.	Software	Preferred Stock Warrants		78	162
Daegis Inc. (pka Unify Corporation)	Software	Common Stock Warrants		1,434	237
White Sky, Inc.	Software	Preferred Stock Warrants		54	3
Tada Innovations, Inc.	Software	Preferred Stock Warrants		25	25
WildTangent, Inc.	Software	Preferred Stock Warrants		238	22

Total Warrants Software (1.01%)*				4,132	4,372

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Luminus Devices, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		$334	$—
		Preferred Stock Warrants		84	—
		Preferred Stock Warrants		183	—

Total Luminus Devices, Inc.				601	—

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	196

Total Warrant Electronics & Computer Hardware (0.05%)*				664	196

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		309	516
Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Common Stock Warrants		1,086	425
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants		528	—

Total Warrants Specialty Pharmaceuticals (0.22%)*				1,923	941

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	250
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock Warrants		275	58
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	118
Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	2,495
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants		174	—

Total Warrant Consumer & Business Products (0.68%)*				1,046	2,921

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants		160	145
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	3
		Preferred Stock Warrants		582	10

Total iWatt, Inc.				628	13

Kovio Inc.	Semiconductors	Preferred Stock Warrants		92	4
NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,328
Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53	—

Total Warrants Semiconductors (0.35%)*				1,387	1,490

AcelRX Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		178	41
		Common Stock Warrants		178	41

Total AcelRX Pharmaceuticals, Inc.				356	82

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Preferred Stock Warrants		645	72
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants		291	427
Merrion Pharma, Plc.(5)	Drug Delivery	Common Stock Warrants		214	194
Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	62
		Common Stock Warrants		51	93

Total Transcept Pharmaceuticals, Inc.				87	155

Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants		557	565

Total Warrant Drug Delivery (0.35%)*				2,150	1,495

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Gelesis, Inc.	Therapeutic	Preferred Stock Warrants		$78	$106
BARRX Medical, Inc.	Therapeutic	Preferred Stock Warrants		76	189
EKOS Corporation	Therapeutic	Preferred Stock Warrants		327	—
Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		228	233
Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99	—
Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		125	13
Oraya Therapeutics, Inc.	Therapeutic	Preferred Stock Warrants		551	551

Total Warrants Therapeutic (0.25%)*				1,484	1,092

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147	—
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		6	—
		Common Stock Warrants		6	—
		Common Stock Warrants		11	—
		Common Stock Warrants		15	—
		Common Stock Warrants		44	—

Total Invoke Solutions, Inc.				82	—

InXpo, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		98	56
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		1,224	—
Reply! Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants		320	395
Trulia, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		188	413
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants		51	26

Total Warrants Internet Consumer & Business Services (0.21%)				2,153	890

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106	—
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155	—

Total Warrants Energy (0.00%)*				155	—

Box.net, Inc.	Information Services	Preferred Stock Warrants		117	1,557
		Preferred Stock Warrants		73	2,280
		Preferred Stock Warrants		193	233

Total Box.net, Inc.				383	4,070

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9	—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants		58	1
Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock Warrants		213	—
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	332
Solutionary, Inc.	Information Services	Preferred Stock Warrants		96	—
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants		230	83
Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	237

Total Warrants Information Services (1.10%)				1,426	4,723

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock Warrants		1,069	872

Total Warrants Diagnostic (0.20%)*				1,069	872

deCODE genetics ehf.	Biotechnology Tools	Preferred Stock Warrants		305	305
Labcyte, Inc.	Biotechnology Tools	Common Stock Warrants		197	263
Cempra Holdings LLC	Biotechnology Tools	Preferred Stock Warrants		187	186
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	203
		Preferred Stock Warrants		33	15

Total NuGEN Technologies, Inc.				78	218

Total Warrants Biotechnology Tools (0.23%)*				767	972

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants		$87	$85
Transmedics, Inc.(4)	Surgical Devices	Preferred Stock Warrants		225	—

Total Warrants Surgical Devices (0.02%)*				312	85

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants		482	2
Neoprobe Corporation	Media/Content/Info	Common Stock Warrants		244	245
Everyday Health, Inc. (Waterfront Media, Inc.)	Media/Content/Info	Preferred Stock Warrants		60	504

Total Warrants Media/Content/Info (0.17%)*				786	751

BrightSource Energy, Inc.(4)	Clean Tech	Preferred Stock Warrants		675	834
Calera, Inc.	Clean Tech	Preferred Stock Warrants		513	475
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants		154	323
		Common Stock Warrants		154	323

Total EcoMotors, Inc.				308	646
Enphase Energy, Inc.	Clean Tech	Preferred Stock Warrants		102	49
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants		548	208
NanoSolar, Inc.	Clean Tech	Preferred Stock Warrants		355	355
Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants		211	170
SCIenergy, Inc.	Clean Tech	Preferred Stock Warrants		8	2
		Preferred Stock Warrants		130	30

Total SCIenergy, Inc.				138	32
Solexel, Inc.	Clean Tech	Preferred Stock Warrants		1,161	275
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		162	82
Integrated Photovoltaics	Clean Tech	Preferred Stock Warrants		82	81
Total Warrants Clean Tech (0.74%)*				4,255	3,207

Total Warrants (6.97%)				29,107	30,045

Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock		1,092	2,411
Aveo Pharmaceuticals	Drug Discovery & Development	Common Stock		842	2,887
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		503	374
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock		1,500	—
Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		2,000	3,825
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		1,000	1,231

Total Equity Drug Discovery & Development (2.49%)*				6,937	10,728

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock		243	163
Acceleron Pharmaceuticals, Inc.		Preferred Stock		98	138
Acceleron Pharmaceuticals, Inc.		Preferred Stock		60	61
Acceleron Pharmaceuticals, Inc.		Preferred Stock		1,000	724

Total Acceleron Pharmaceuticals, Inc.				1,401	1,086
Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock		500	325

Total Equity Drug Delivery (0.33%)*				1,901	1,411

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock		2,880	—
Neonova Holding Company	Communications & Networking	Preferred Stock		250	212
Peerless Network, Inc.	Communications & Networking	Preferred Stock		1,000	2,335
Stoke, Inc(4)	Communications & Networking	Preferred Stock		500	458

Total Equity Communications & Networking (0.70%)*				4,630	3,005

Atrenta, Inc.	Software	Preferred Stock		250	474

Total Equity Software (0.11%)*				250	474

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.(7)	Electronics & Computer Hardware	Common Stock		$3,581	$—
Spatial Photonics, Inc.(8)	Electronics & Computer Hardware	Preferred Stock		268	—

Total Equity Electronics & Computer Hardware (0.00%)*				3,849	—

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock		750	—

Total Equity Specialty Pharmaceuticals (0.00%)*				750	—

IPA Holdings, LLC	Consumer & Business Products	Preferred Stock		500	360
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock		500	491
Caivis Acquisition Corporation	Consumer & Business Products	Common Stock		880	—
Wageworks, Inc.	Consumer & Business Products	Preferred Stock		250	388

Total Equity Consumer & Business Products (0.29%)*				2,130	1,239

iWatt, Inc.	Semiconductors	Preferred Stock		490	984
NEXX Systems, Inc.	Semiconductors	Preferred Stock		277	802

Total Equity Semiconductors (0.41%)*				767	1,786

BARRX Medical, Inc.	Therapeutic	Preferred Stock		1,500	3,628
Gelesis, Inc.	Therapeutic	Common Stock		—	108
		Preferred Stock		425	519
		Preferred Stock		500	520

Total Gelesis, Inc.				925	1,147
Gynesonics, Inc.	Therapeutic	Preferred Stock		250	156
Gynesonics, Inc.		Preferred Stock		283	295

Total Gynesonics, Inc.				533	451
Novasys Medical, Inc.	Therapeutic	Preferred Stock		1,000	799

Total Equity Therapeutic (1.40%)*				3,958	6,025

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock		177	44
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock		1,000	—

Total Equity Internet Consumer & Business Services (0.01%)				1,177	44

Box.net, Inc.	Information Services	Preferred Stock		500	3,543
		Preferred Stock		1,500	2,564

Total Box.net, Inc.				2,000	6,107
Buzznet, Inc.	Information Services	Preferred Stock		250	26
Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock		250	247
Solutionary, Inc.	Information Services	Preferred Stock		250	55
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock		603	90
Zeta Interactive Corporation	Information Services	Preferred Stock		500	629

Total Equity Information Services (1.66%)				3,853	7,154

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		1,057	671
Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock		3,655	2,468

Total Equity Diagnostic (0.73%)*				4,712	3,139

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Kamada, LTD.	Biotechnology Tools	Common Stock		$427	$384
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock		500	473

Total Equity Biotechnology Tools (0.20%)*				927	857

Transmedics, Inc.(4)	Surgical Devices	Preferred Stock		1,400	—

Total Equity Surgical Devices (0.00%)*				1,400	—

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock		1,000	1,196

Total Equity Media/Content/Info (0.28%)*				1,000	1,196

Total Equity (8.60%)				38,241	37,058

Total Investments (151.47%)				$656,540	$652,870

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $34,519, $39,387 and $4,868 respectively. The tax cost of investments is $658,010.
(3)	Except for warrants in thirteen publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2011 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at December 31, 2011, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income
Non Control/Non Affiliate investments	$20,281	$16,456
Affiliate investments	6	—
Control investments	13	—

Total interest income	20,300	16,456

Fees
Non Control/Non Affiliate investments	2,067	2,695

Total fees	2,067	2,695

Total operating income	22,367	19,151
Operating expenses:
Interest	3,896	2,233
Loan fees	1,076	934
General and administrative	1,817	2,206
Employee Compensation:
Compensation and benefits	3,395	3,253
Stock-based compensation	808	721

Total employee compensation	4,203	3,974

Total operating expenses	10,992	9,347

Net investment income	11,375	9,804
Net realized gains on investments
Non Control/Non Affiliate investments	2,877	4,370

Total net realized gain on investments	2,877	4,370

Net increase (decrease) in unrealized appreciation on investments
Non Control/Non Affiliate investments	1,751	(14,315)
Affiliate investments	1,076	(1,037)
Control investments	26	—

Total net unrealized (depreciation) appreciation on investments	2,853	(15,352)

Total net realized (unrealized) gain	5,730	(10,982)

Net increase (decrease) in net assets resulting from operations	$17,105	$(1,178)

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$0.24	$0.23

Net increase in net assets resulting from operations per common share
Basic	$0.36	$(0.03)

Diluted	$0.36	$(0.03)

Weighted average shares outstanding
Basic	47,018	42,737

Diluted	47,210	42,737

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,648)	$(342)	$412,531
Net increase in net assets resulting from operations	—	—	—	(15,352)	4,370	9,804	—	(1,178)
Issuance of common stock	3	—	15	—	—	—	—	15
Issuance of common stock under restricted stock plan	297	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	61	—	668	—	—	—	—	668
Retired shares from net issuance	(1)	—	(9)	—	—	—	—	(9)
Dividends declared	—	—	—	—	—	(9,556)	—	(9,556)
Stock-based compensation	—	—	736	—	—	—	—	736

Balance at March 31, 2011	43,804	$43	$478,959	$(23,390)	$(46,663)	$(5,400)	$(342)	$403,207

Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

Net increase in net assets resulting from operations	—	—	—	2,853	2,877	11,375	—	17,105
Issuance of common stock	5,425	5	49,773	—	—	—	—	49,778
Issuance of common stock under restricted stock plan	620	1	—	—	—	—	—	1
Issuance of common stock as stock dividend	62	—	670	—	—	—	—	670
Retired shares from net issuance	(239)	—	(2,562)	—	—	—	—	(2,562)
Dividends declared	—	—	—	—	—	(11,412)	—	(11,412)
Stock-based compensation	—	—	826	—	—	—	—	826

Balance at March 31, 2012	49,721	$50	$532,951	$(578)	$(40,165)	$(6,469)	$(342)	$485,447

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$17,105	$(1,178)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(64,961)	(85,024)
Principal payments received on investments	35,533	85,988
Proceeds from sale of investments	8,726	16,897
Net unrealized appreciation (depreciation) on investments	(2,853)	15,352
Net realized (gain) on investments	(2,877)	(4,370)
Accretion of paid-in-kind principal	(280)	(890)
Accretion of loan discounts	(916)	(1,740)
Accretion of loan exit fees	(2,685)	—
Amortization of deferred loan origination revenue	(198)	(1,852)
Unearned fees related to unfunded commitments	(2,360)	—
Accretion of loan discount on Convertible Senior Notes	271	—
Amortization of debt fees and issuance costs	913	—
Depreciation	71	89
Stock-based compensation and amortization of restricted stock grants	826	736
Change in operating assets and liabilities:
Interest and fees receivable	(143)	22
Prepaid expenses and other assets	(75)	2,071
Accounts payable	(51)	(406)
Accrued liabilities	(3,733)	(870)

Net cash provided by (used in) by operating activities	(17,687)	24,825
Cash flows from investing activities:
Purchases of capital equipment	(12)	(27)
Other long-term assets	—	(1,788)

Net cash (used in) investing activities	(12)	(1,815)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	47,218	6
Dividends paid	(10,742)	(8,890)
Borrowings of credit facilities	—	18,750
Repayments of credit facilities	(34,818)	(25,000)
Fees paid for credit facilities and debentures	—	(455)

Net cash provided by (used in) financing activities	1,658	(15,589)

Net increase (decrease) in cash	(16,041)	7,421

Cash and cash equivalents at beginning of period	64,474	107,014

Cash and cash equivalents at end of period	$48,433	$114,435

See notes to consolidated financial statements (audited)

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

HT II and HT III hold approximately $198.4 million and $170.3 million in assets, respectively, and accounted for approximately 19.5% and 16.7% of our total assets prior to consolidation at March 31, 2012.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2011. The year-end consolidated statement of assets and liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At March 31, 2012, 91.0% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(2) preliminary valuation conclusions are then documented and business based assumptions are discussed with the Company’s investment committee;

(3) the valuation committee of the Board of Directors reviews the preliminary valuation of the investment committee which incorporates the results of the independent valuation firm as appropriate;

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2012. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Quantitative Information about Level 3 Fair Value Measurements of Debt Investments

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$224,765	Market Comparable Companies	Market Yield Premium/(Discount)	12.2% - 20.0% (1.0%) - 2.0%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	60.92% 0.19% 12

Medical Devices - Debt	37,250	Market Comparable Companies	Market Yield	12.8%
			Premium	0.0% - 1.3%

Technology - Debt	101,114	Market Comparable Companies	Market Yield	11.1% - 14.3%
			Premium/(Discount)	(2.5%) - 1.0%

Clean Tech - Debt	79,091	Market Comparable Companies	Market Yield	12.8% - 19.5%
			Premium	0.0% - 1.0%

Lower Middle Market - Debt	172,404	Market Comparable Companies	Market Yield	11.1% - 17.6%
			Premium	0.0% - 5.0%
		Broker Quote(d)	Price Quotes	93.0% - 99.5% of par
		Liquidation	Investment Collateral	$88 - $545
			Other Costs	$43 - $99

Total Level Three Debt Investments	$614,624

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries noted above as follows:

Pharmaceuticals, above, is comprised of debt investments in the Therapeutic, Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, Diagnostic and Biotechnology Tools industries in the Schedule of Investments.

Medical Devices, above, is comprised of debt investments in the Therapeutic, Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Schedule of Investments.

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Information Services, and Communications and Networking industries in the Schedule of Investments.

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Schedule of Investments.

Clean Tech, above, aligns with the Clean Tech industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Quantitative Information about Level 3 Fair Value Measurements of Warrants and Equity Investments

Investment Type -	Fair Value at March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(in thousands)
Level Three Warrant and Equity Investments	$67,567	Market Comparable Companies	EBITDA Multiple(b)	3.90x - 43.23x
			Revenue Multiple(b)	0.63x - 15.47x
			Discount for Lack of Marketability(c)	10.3% - 25.8%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	41.54% - 60.92%
			Risk-Free Interest Rate	0.17% - 0.77%
			Estimated Time to Exit (in months)	9 - 48

Total Level Three Warrant and Equity Investments	$67,567

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Debt Investments

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

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the measurement date.

The Company estimates the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity-related securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2012 (unaudited) and as of December 31, 2011. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three-month period ended March 31, 2012, there were no transfers in between Levels 1 or 2.

(in thousands) Description	3/31/2012	Investments at Fair Value as of March 31, 2012
		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$614,624	$—	$—	$614,624
Preferred stock	27,249	—	—	27,249
Common stock	20,613	6,962	—	13,651
Warrants	31,978	—	5,311	26,667

	$694,464	$6,962	$5,311	$682,191

		Investments at Fair Value as of December 31, 2011
(in thousands) Description	12/31/2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$585,767	$—	$—	$585,767
Preferred stock	30,289	—	—	30,289
Common stock	6,769	6,679	—	90
Warrants	30,045	—	3,761	26,284

	$652,870	$6,679	$3,761	$642,430

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 (unaudited) and for the year ended December 31, 2011.

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or (depreciation)(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, March 31, 2012
Senior secured debt	$585,767	$—	$(1,496)	$66,242	$—	$(35,533)	$—	$—	$(356)	$614,624
Preferred stock	30,289	2,128	(182)	2,111	(3,628)	—	—	356	(3,825)	27,249
Common stock	90	—	4,003	9,558	—	—	—	—	—	13,651
Warrants	26,284	113	1,522	893	(544)	—	—	—	(1,601)	26,667

Total	$642,430	$2,241	$3,847	$78,804	$(4,172)	$(35,533)	$—	$356	$(5,782)	$682,191

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or (depreciation)(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2011
Senior secured debt	$394,198	$(4,301)	$9,050	$454,640	$—	$(263,432)	$—	$—	$(4,388)	$585,767
Subordinated debt	7,420	—	—	—	—	(7,420)	—	—	—	—
Preferred stock	24,607	(1,441)	838	1,860	—	—	—	4,425	—	30,289
Common stock	1,030	—	(940)	—	—	—	—	—	—	90
Warrants	17,401	(1,054)	5,243	6,507	(497)	—	(51)	—	(1,265)	26,284

Total	$444,656	$(6,796)	$14,191	$463,007	$(497)	$(270,852)	$(51)	$4,425	$(5,653)	$642,430

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)

Transfers in/out of Level 3 relate to the conversion of E-Band Communications, Inc. debt to equity and the respective initial public offerings of Annie’s, Inc., Cempra, Inc., Enphase Energy, Inc. and Merrimack Pharmaceuticals, Inc.

For the three months ended March 31, 2012, approximately $5.9 million and $1.6 million in unrealized appreciation was recorded for equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $1.5 million in unrealized depreciation was recorded for Level 3 debt investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2012 and March 31, 2011:

(in thousands)	March 31, 2012
Portfolio Company	Type	Fair Value at March 31, 2012	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$675	$13	$26	$—	$—
E-Band Communications, Corp.	Affiliate investment	1,094	6	1,076	—	—

Total		$1,769	$19	$1,102	$—	$—

(in thousands)	March 31, 2011
Portfolio Company	Type	Fair Value at March 31, 2011	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain/ (Loss)
E-Band Communications, Corp.	Affiliate investment	2,032	—	(1,037)	—	—

Total		$2,032	$—	$(1,037)	$—	$—

A summary of the composition of the Company’s investment portfolio as of March 31, 2012 (unaudited) and December 31, 2011 at fair value is shown as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$552,415	79.5%	$482,268	73.9%
Senior secured debt	94,186	13.6%	133,544	20.4%
Preferred stock	27,250	3.9%	30,181	4.6%
Common Stock	20,613	3.0%	6,877	1.1%

	$694,464	100.0%	$652,870	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2012 (unaudited) and as of December 31, 2011 is shown as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$681,345	98.1%	$634,736	97.2%
England	7,771	1.1%	8,266	1.3%
Iceland	5,198	0.8%	4,970	0.7%
Ireland	150	0.0%	3,842	0.6%
Canada	—	0.0%	672	0.1%
Israel	—	0.0%	384	0.1%

	$694,464	100.0%	$652,870	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at March 31, 2012 (unaudited) and December 31, 2011:

	March 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$137,364	19.8%	$131,428	20.1%
Internet Consumer & Business Services	88,094	12.7%	117,542	18.0%
Clean Tech	81,938	11.8%	64,587	9.9%
Drug Delivery	58,006	8.4%	62,665	9.6%
Media/Content/Info	49,518	7.1%	38,476	5.9%
Software	43,788	6.3%	27,850	4.3%
Specialty Pharma	38,783	5.6%	39,384	6.0%
Healthcare Services, Other	36,605	5.3%	—	0.0%
Communications & Networking	33,896	4.9%	28,618	4.4%
Information Services	32,827	4.7%	45,850	7.0%
Consumer & Business Products	18,977	2.7%	4,186	0.6%
Therapeutic	18,479	2.7%	35,911	5.5%
Medical Device & Equipment	14,190	2.0%	—	0.0%
Semiconductors	13,473	1.9%	9,733	1.5%
Surgical Devices	12,484	1.8%	11,566	1.8%
Biotechnology Tools	8,173	1.2%	18,693	2.9%
Diagnostic	7,082	1.0%	15,158	2.3%
Electronics & Computer Hardware	787	0.1%	1,223	0.2%

	$694,464	100.0%	$652,870	100.0%

During the three-month periods ended March 31, 2012 and 2011, the Company funded investments in debt securities, totaling approximately $62.9 million and $85.5 million, respectively. During the three-month periods ended March 31, 2012 and 2011, the Company funded equity investments of approximately $2.1 million and $500,000 respectively.

During the three-month period ended March 31, 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company. In addition, in December 2011, Hercules entered into an agreement to acquire shares of Facebook, Inc. common stock for approximately $9.6 million through a secondary marketplace. The investments were subject to a Facebook, Inc. right of first refusal, which expired thirty days after the date of investment. At December 31, 2011 these assets were held as Other Assets. In February 2012, Hercules was notified that Facebook Inc. had not exercised its repurchase right with respect to any of the shares and had executed all documents necessary to fully transfer the ownership of the shares to Hercules. Accordingly, during the quarter ended March 31, 2012, the investment in Facebook, Inc. was transferred from Other Assets to Investments.

During the three months ended March 31, 2012, the Company recognized net realized gains of approximately $2.9 million on the portfolio. We recorded approximately $2.2 million and $1.3 million of realized gains from the sale of equity in BARRX Medical, Inc. and Aegerion Pharmaceuticals, Inc., respectively. These gains were partially offset by realized losses of approximately $460,000 from the sale of the Company’s common stock in two public portfolio companies and due to the complete write off of warrants in one private portfolio company that had a cost basis of approximately $355,000.

During the three-months ended March 31, 2011, the Company recognized net realized gains of approximately $9.6 million from the sale of common stock in its public portfolio companies. During the three months ended March 31, 2011, the Company recognized realized losses of approximately $5.2 million from equity, loan, and warrant investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $3.1 million and $4.5 million of unamortized fees at March 31, 2012 and December 31, 2011, respectively, and approximately $5.4 million and $4.4 million in exit fees receivable at March 31, 2012 and December 31, 2011, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $298,000 and $556,000 in PIK income in the three-month periods ended March 31, 2012 and 2011, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three month period ended March 31, 2012.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2012, approximately 65.7% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 33.5% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.8% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. Based on market quotations on or around March 31, 2012, the Convertible Senior Notes were trading for $1.035 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $216.0 million, compared to the carrying amount of $200.7 million as of March 31, 2012.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the balance sheet. The following table provides additional information about the level in the fair value hierarchy of our liabilities:

	3/31/2011	Liabilities at Fair Value as of March 31, 2012
(in thousands) Description		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible Senior Notes	$77,625	$—	$77,625	$—
SBA Debentures	$216,000	$—	$—	$216,000

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

4. Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. The Company’s net investment of $75.0 million in HT II as of March 31, 2012 fully funds the required regulatory capital for HT II. HT II has a total of $100.7 million of SBA guaranteed debentures outstanding as of March 31, 2012 and has paid the SBA commitment fees of approximately $1.5 million. As of March 31, 2012, the Company held investments in HT II in 54 companies with a fair value of approximately $188.1 million, accounting for approximately 27.1% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $50.0 million in HT III as of March 31, 2012, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of March 31, 2012. As of March 31, 2012, HT III has paid commitment fees of approximately $1.0 million. As of March 31, 2012, the Company held investments in HT III in 25 companies with a fair value of approximately $129.0 million, accounting for approximately 18.6% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.77% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 21, 2012 were 0.285% and 0.515% depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended March 31, 2012 for HT II was approximately $115.4 million with an average interest rate of approximately 6.0%. The average amount of debentures outstanding for the quarter ended March 31, 2012 for HT III was approximately $100.0 million with an average interest rate of approximately 2.9%.

HT II and HT III hold approximately $198.4 million and $170.3 million in assets, respectively, and accounted for approximately 19.5% and 16.7% of the Company’s total assets prior to consolidation at March 31, 2012.

In January 2011, the Company repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In February 2011, the Company submitted a request to the SBA to borrow $25.0 million under a new capital commitment and in April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.

In February 2012, the Company repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In April 2012, the Company submitted a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request, what the pricing will be or that we will draw on any possible commitment.

As of March 31, 2012, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In the aggregate, at March 31, 2012 there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries and we intend to seek an additional $24.3 million under HT III, which will bring us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of March 31, 2012 (unaudited) and December 31, 2011:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	March 31, 2012	December 31, 2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%	47,550	58,050
September 24, 2008	September 1, 2018	6.63%	—	13,750
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000

Total SBA Debentures			$200,750	$225,000

(1)	Interest rate includes annual charge

At March 31, 2012 (unaudited) and December 31, 2011, the Company had the following borrowing capacity and outstanding borrowings:

	March 31, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
Convertible Senior Notes(2)	75,000	70,624	75,000	70,353
SBA Debentures(3)	225,000	200,750	225,000	225,000

Total	$430,000	$271,374	$430,000	$305,540

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,376 at March 31, 2012.

(3)

In February 2012, the Company repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2012, we submitted a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve the new capital commitment request, what the pricing will be or that we will draw on any possible commitment.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of March 31, 2012, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of March 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of March 31, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,376)

Carrying value of debt	$70,624

For the three months ended March 31, 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended March 31, 2012
Stated interest expense	$1,125
Accretion of original issue discount	271
Amortization of debt issuance cost	144

Total interest expense and fees	$1,540

Cash paid for interest expense	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.2% for the three months ended March 31, 2012. As of March 31, 2012, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

Wells Facility

In August 2008, the Company entered into a $50.0 million two-year revolving senior secured credit facility with Wells Fargo Capital Finance (the “Wells Facility”). On June 20, 2011, the Company renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. For the three-month period ended March 31, 2012, this non-use fee was approximately $137,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. In January 2012, the Company repaid the entire principal balance outstanding as of December 31, 2011 under the Wells Facility of approximately $10.2 million. At March 31, 2012, there were no borrowings outstanding under the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of March 31, 2012, the minimum tangible net worth covenant has increased to $357.2 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2012.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). On November 2, 2011, the Company renewed and amended the Union Bank Facility and added a new lender under the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At March 31, 2012, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended March 31, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of March 31, 2012, the minimum tangible net worth covenant has increased to $356.5 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for net proceeds of approximately $47.2 million. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. On March 30, 2012 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to our offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”). The offering of the 2019 Notes closed on April 17, 2012. We were in compliance with all covenants at March 31, 2012.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, the Company paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility was terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $611,000 as of March 31, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between April 2012 and January 2017.

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

During the quarter ended March 31, 2012, the Company declared a distribution of $0.23 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its distributions year-to-date as of March 31, 2012, approximately 98% would be from ordinary income and spill over earnings from 2011 and approximately 2% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2012 distributions to shareholders will actually be.

As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, the Company may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

Taxable income for the three-month period ended March 31, 2012 was approximately $10.7 million or $0.23 per share. Taxable net realized gains for the same period were $3.2 million or approximately $0.07 per share. Taxable income for the three-month period ended March 31, 2011 was approximately $8.2 million or $0.19 per share. Taxable net realized losses for the same period were approximately $5.8 million or approximately $0.13 loss per share.

6. Shareholders’ Equity

On January 20, 2012, the Company raised approximately $47.7 million, net of issuance costs, in a public offering of 5,000,000 shares of its common stock.

On February 12, 2012, the Company approved the extension of the stock repurchase plan under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock as previously approved on February 11, 2010 and extended for six month periods ending August 26, 2010, February 26, 2011, August 26, 2011 and February 26, 2012 for an additional six month period set to expire on August 26, 2012. During the three month period ended March 31, 2012, the Company did not repurchase any common stock.

At March 31, 2012, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

The Company has issued stock options for common stock subject to future issuance, of which 3,549,763 and 4,231,444 were outstanding at March 31, 2012 and December 31, 2011, respectively.

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

On June 21, 2007, the stockholders approved amendments to the 2004 Plan and the 2006 Plan allowing for the grant of restricted stock. The amended Plans limit the combined maximum amount of restricted stock that may be issued under both Plans to 10% of the outstanding shares of the Company’s stock on the effective date of the Plans plus 10% of the number of shares of stock issued or delivered by the Company during the terms of the Plans. The amendments further specify that no one person shall be granted awards of restricted stock relating to more than 25% of the shares available for issuance under the 2004 Plan. Further, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of its outstanding voting securities, except that if the amount of voting securities that would result from such exercise of all of the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued pursuant to the Plans, would exceed 15% of the Company’s outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

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

A summary of common stock options activity under the Company’s 2006 and 2004 Plans for the three months ended March 31, 2012 and 2011 is as follows:

	For the three month period ended March 31
	2012	2011
	Common Stock Options	Common Stock Options
Outstanding at Beginning of Period	4,231,444	4,729,849
Granted	18,000	295,700
Exercised	(424,667)	(3,542)
Cancelled	(275,014)	(7,480)

Outstanding at End of Period	3,549,763	5,014,527

Weighted-average exercise price	$12.14	$11.33

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2012, options for approximately 3.1 million shares were exercisable at a weighted average exercise price of approximately $12.44 per share with a weighted average remaining contractual term of 1.87 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the three-month periods ended March 31, 2012 and 2011 was approximately $32,000 and $568,000 million respectively. During the three month periods ended March 31, 2012 and 2011, approximately $104,000 and $167,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2012, there was approximately $672,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.04 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three-month periods ended March 31, 2012 and 2011:

	For Three Months Ended March 31,
	2012	2011
Expected Volatility	46.70%	46.70%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.61% - 1.07%	1.65% - 2.15%

The following table summarizes stock options outstanding and exercisable at March 31, 2012.

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $8.49	106,567	4.43	$637,955	$5.09	100,984	4.3	$623,495	$4.91
$8.67 - $13.40	2,746,946	2.55	636,339	$11.93	2,268,067	1.77	212,612	$12.30
$13.87 - $14.02	696,250	1.82	—	$14.02	696,250	1.82	—	$14.02

$4.21 - $14.02	3,549,763	2.47	$1,274,294	$12.14	3,065,301	1.87	$836,107	$12.44

During the three months ended March 31, 2012 and 2011, respectively, the Company granted approximately 672,000 and 296,600 shares of restricted stock pursuant to the Plans. Each restricted stock award granted in 2012 and 2011 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the three-month periods ended March 31, 2012 and 2011, was approximately $7.3 million and $3.3 million, respectively. During the three month periods ended March 31, 2012 and 2011, the Company expensed approximately $722,000 and $569,000 of compensation expense related to restricted stock, respectively. As of March 31, 2012, there was approximately $11.8 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 3.33 years.

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Quarter Ended March 31,
(in thousands, except per share data)	2012	2011
Numerator
Net increase in net assets resulting from operations	$17,105	$(1,178)
Less: Dividends declared-common and restricted shares	(11,412)	9,558

Undistributed earnings	5,693	(10,736)

Undistributed earnings-common shares	5,693	(10,736)
Add: Dividend declared-common shares	11,136	9,401

Numerator for basic and diluted change in net assets per common share	$16,829	$(1,335)

Denominator
Basic weighted average common shares outstanding	47,018	42,737

Common shares issuable	192	—

Weighted average common shares outstanding assuming dilution	47,210	42,737
Change in net assets per common share
Basic	$0.36	$(0.03)
Diluted	$0.36	$(0.03)

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three and three-month periods ended March 31, 2012 and 2011, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 2.6 million and 2.4 million shares, respectively.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2012 and 2011:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Per share data:
Net asset value at beginning of period	$9.83	$9.50
Net investment income	0.24	0.23
Net realized gain (loss) on investments	0.06	0.10
Net unrealized appreciation (depreciation) on investments	0.06	(0.36)

Total from investment operations	0.36	(0.03)
Net increase/(decrease) in net assets from capital share transactions	(0.21)	(0.07)
Distributions	(0.24)	(0.22)
Stock-based compensation expense included in investment income(1)	(0.02)	0.02

Net asset value at end of period	$9.76	$9.20

Ratios and supplemental data:
Per share market value at end of period	$11.08	$11.00
Total return(2)	19.89%	8.33%
Shares outstanding at end of period	49,721	43,804
Weighted average number of common shares outstanding	47,018	42,737
Net assets at end of period	$485,447	$403,207
Ratio of operating expense to average net assets	9.41%	9.17%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.73%	9.62%
Average debt outstanding	$292,832	$164,444
Weighted average debt per common share	$6.23	$3.85

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

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at March 31, 2012 totaled approximately $125.4 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $59.3 million of non-binding term sheets outstanding to eight new and existing companies at March 31, 2012. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through October 2018. Total rent expense amounted to approximately $285,000 and $276,000 during the three month period ended March 31, 2012 and 2011, respectively.

Future commitments under operating leases as of March 31, 2012 were as follows:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3) (4)	$271,374	$—	$—	$70,624	$200,750
Operating Lease Obligations(5)	8,186	1,248	2,288	2,538	2,112

Total	$279,560	$1,248	$2,288	$73,162	$202,862

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)	Includes borrowings under the SBA debentures. There were no outstanding borrowings under the Wells Facility or Union Bank Facility at March 31, 2012.
(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $4,376 at March 31, 2012.

(5)	Long-term facility leases.

The Company and its executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by the Company to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

11. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities and as such the Company has adopted this ASU beginning with the quarter ended March 31, 2012. The Company has increased the disclosures related to Level 3 fair value measurement, in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

12. Subsequent Events

Liquidity and Capital Resources

7.00% Senior Notes Due 2019

On April 17, 2012, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture (the “Indenture”) between the Company and the Trustee, dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”). The sale of the 2019 Notes generated net proceeds of approximately $41.7 million.

The 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012.

The 2019 Notes will be our direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness, including without limitation, the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of HT II and HT III and any borrowings under the Company’s revolving senior secured credit facilities.

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2019 Notes in a series may declare such 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement. The Company granted the underwriters an option to purchase up to an additional $6.45 million in aggregate principal amount of the 2019 Notes to cover over-allotments, if any. The transaction closed on April 17, 2012.

Dividend Declaration

On April 30, 2012 the Board of Directors increased the quarterly dividend by $0.01, or approximately 4%, and declared a cash dividend of $0.24 per share that will be payable on May 25, 2012 to shareholders of record as of May 18, 2012. This dividend represents the Company’s twenty-seventh consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.16 per share.

Portfolio Company Developments

In April 2012, the Company sold its equity investment in portfolio company Annie’s, Inc. In connection with the sale, the Company expects to realize a net gain of approximately $2.3-$2.4 million, representing an internal rate of return of approximately 28.0% on the Company’s total investments in Annie’s, Inc.

In April 2012, the Company’s portfolio company NEXX Systems, Inc, reached a definitive agreement to be acquired by Tokyo Electron. In connection with the sale, the Company expects to realize a net gain of approximately $5.2 million for the sale of its warrant and equity investments in the second quarter.

In April 2012, the Company received full repayment of its $24.2 million term loan with Pacira Pharmaceuticals, Inc., its $5.6 million term loan with PolyMedix, Inc. and its $8.5 million in term loan investments with other portfolio companies.

In April 2012, the Company transferred the listing of its common stock from the NASDAQ Global Select Market to the New York Stock Exchange (the “NYSE”) and began trading its common stock on the NYSE on April 30, 2012 under its ticker symbol “HTGC”.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

Our goal is to be the leading structured debt financing provider of choice for venture capital and private equity backed technology-related companies requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related companies including clean technology, life science and select lower middle market technology companies and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio companies.

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

We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, and high-quality debt investments that mature in one year or less.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and to a lesser extent in foreign companies. Our investing emphasis has been primarily on private companies following or in connection with a subsequent institutional round of equity financing, which we refer to as expansion-stage companies and private companies in later rounds of financing and certain public companies, which we refer to as established-stage companies and select lower middle market technology companies. We have focused our investment activities in private companies following or in connection with the first institutional round of financing, which we refer to as emerging-growth companies.

Portfolio and Investment Activity

The total value of our investment portfolio was $694.5 million at March 31, 2012 as compared to $652.9 million at December 31, 2011.

During the three month period ended March 31, 2012 we made debt and equity commitments to new and existing portfolio companies, including restructured loans, totaling $101.3 million. Debt commitments for the quarter ended March 31, 2012 included commitments of approximately $42.6 million to six new portfolio companies and $46.8 million to five existing companies. Equity commitments for the quarter ended March 31, 2012 included commitments of approximately $9.6 million to one new portfolio company and $2.3 million to two existing companies.

During the three month period ended March 31, 2011 we made debt commitments to new and existing portfolio companies, including restructured loans, totaling $97.5 million. Debt commitments for the quarter ended March 31, 2012 included commitments of approximately $50.0 million to three new portfolio companies and $47.5 million to three existing companies.

During the three-month periods ended March 31, 2012 and 2011, we funded investments in debt securities, totaling approximately $62.9 million and $85.5 million, respectively. During the three-month periods ended March 31, 2012 and 2011, we funded equity investments of approximately $2.1 million and $500,000 respectively. During the three-month period ended March 31, 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company. In addition, in December 2011, Hercules entered into an agreement to acquire shares of Facebook, Inc. common stock for approximately $9.6 million through a secondary marketplace. The investments were subject to a Facebook, Inc. right of first refusal, which expired thirty days after the date of investment. At December 31, 2011 these assets were held as Other Assets. In February 2012, Hercules was notified that Facebook Inc. had not exercised its repurchase right with respect to any of the shares and had executed all documents necessary to fully transfer the ownership of the shares to Hercules. Accordingly, during the quarter ended March 31, 2012, the investment in Facebook, Inc. was transferred from Other Assets to Investments.

At March 31, 2012, we had unfunded contractual commitments of approximately $125.4 million to 24 new and existing companies. Approximately $40.1 million of these unfunded origination activity commitments are dependent upon the portfolio company reaching certain milestones before the Hercules debt commitment becomes available.

These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we have approximately $59.3 million of non-binding term sheets outstanding to eight new and existing companies at March 31, 2012. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at March 31, 2012 was approximately $614.6 million, compared to a fair value of approximately $396.6 million at March 31, 2011. The fair value of the equity portfolio at March 31, 2012 and 2011 was approximately $47.9 million and $27.0 million, respectively. The fair value of our warrant portfolio at March 31, 2012 and 2011 was approximately $32.0 million and $21.5 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the three-month period ended March 31, 2012, we received approximately $35.5 million of principal repayments, including normal principal amortization repayments of approximately $19.0 million, and early repayments and working line of credit pay-downs of approximately $16.5 million. During the quarter ended March 31, 2012, we restructured our debt investments in one portfolio company for approximately $22.8 million and converted $356,000 of debt to equity.

Total portfolio investment activity as of March 31, 2012 (unaudited) and for the year ended December 31, 2011 is as follows:

(in millions)	March 31, 2012	December 31, 2011
Beginning Portfolio	$652.9	$472.0
Purchase of debt investments	62.9	433.4
Equity Investments	2.1	1.9
Sale of Investments	(4.4)	(18.5)
Principal payments received on investments	(19.0)	(65.2)
Early pay-offs and recoveries	(16.5)	(182.1)
Accretion of loan discounts and paid-in-kind principal	4.1	6.6
Net change in unrealized depreciation in investments	2.7	4.8
Net change in unrealized appreciation (depreciation) in Citigroup participation	0.1	(0.2)
Conversion of Debt and Other Assets to Equity	9.6	0.2
Restructure fundings	—	16.1
Restructure payoffs	—	(16.1)

Ending Portfolio	$694.5	$652.9

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2012 (unaudited) and December 31, 2011 (excluding unearned income).

	March 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$552,415	79.5%	$482,268	73.9%
Senior secured debt	94,186	13.6%	133,544	20.4%
Preferred stock	27,250	3.9%	30,181	4.6%
Common Stock	20,613	3.0%	6,877	1.1%

	$694,464	100.0%	$652,870	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$681,345	98.1%	$634,736	97.2%
England	7,771	1.1%	8,266	1.3%
Iceland	5,198	0.8%	4,970	0.7%
Ireland	150	0.0%	3,842	0.6%
Canada	—	0.0%	672	0.1%
Israel	—	0.0%	384	0.1%

	$694,464	100.0%	$652,870	100.0%

Our portfolio companies are primarily privately held expansion-and established-stage companies in the drug discovery, internet consumer and business services, clean technology, drug delivery, media/content/info, software, specialty pharmaceuticals, healthcare services, communications and networking, information services, consumer and business products, therapeutic, medical device and equipment, semiconductors, surgical devices, biotechnology tools, diagnostic, and electronics and computer hardware industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

The largest portfolio companies vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. As of both March 31, 2012 and December 31, 2011, our ten largest portfolio companies represented approximately 37.9% of the total fair value of our investments in portfolio companies. At both March 31, 2012 and December 31, 2011, we had seven investments that represented 5% or more of our net assets. At March 31, 2012, we had four equity investments representing approximately 59.2% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2011, we had three equity investments which represented approximately 48.0 % of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of March 31, 2012, approximately 52.7% of the fair value of our portfolio was composed of investments in four industries: 19.8% was composed of investments in the drug discovery and development industry, 12.7% was composed of investments in the internet consumer and business services industry; 11.8% was composed of investments in the clean technology industry and 8.4% was composed of investments in the drug delivery industry.

As of March 31, 2012, over 99% of our debt investments were in a senior secured first lien position, and more than 91.1% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round at the time of issuance. As of March 31, 2012, we held warrants in 110 portfolio companies, with a fair value of approximately $32.0 million. The fair value of the warrant portfolio has increased by approximately 6.4% as compared to the fair value of $30.0 million at December 31, 2011. These warrant holdings would require us to invest approximately $72.4 million to exercise such warrants.

Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.04x to 8.74x based on the historical rate of return on our investments. However, our current warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests. The value of our senior secured debt (without warrants) at March 31, 2012 was approximately $94.2 million compared to approximately $133.5 million at December 31, 2011. The increase in 2011 was primarily attributable to two new investments in lower middle market technology companies, which typically do not have equity enhancement features.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three months ended March 31, 2012 and March 31, 2011:

(in thousands)	March 31, 2012
Portfolio Company	Type	Fair Value at March 31, 2012	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$675	$13	$26	$—	$—
E-Band Communications, Corp.	Affiliate investment	1,094	6	1,076	—	—

Total		$1,769	$19	$1,102	$—	$—

(in thousands)	March 31, 2011
Portfolio Company	Type	Fair Value at March 31, 2011	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation) /Appreciation	Realized Gain/ (Loss)
E-Band Communications, Corp.	Affiliate investment	$2,032	$—	$(1,037)	$—	$—

Total		$2,032	$—	$(1,037)	$—	$—

The following table shows the fair value of our portfolio by industry sector at March 31, 2012 (unaudited) and December 31, 2011:

	March 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$137,364	19.8%	$131,428	20.1%
Internet Consumer & Business Services	88,094	12.7%	117,542	18.0%
Clean Tech	81,938	11.8%	64,587	9.9%
Drug Delivery	58,006	8.4%	62,665	9.6%
Media/Content/Info	49,518	7.1%	38,476	5.9%
Software	43,788	6.3%	27,850	4.3%
Specialty Pharma	38,783	5.6%	39,384	6.0%
Healthcare Services, Other	36,605	5.3%	—	0.0%
Communications & Networking	33,896	4.9%	28,618	4.4%
Information Services	32,827	4.7%	45,850	7.0%
Consumer & Business Products	18,977	2.7%	4,186	0.6%
Therapeutic	18,479	2.7%	35,911	5.5%
Medical Device & Equipment	14,190	2.0%	—	0.0%
Semiconductors	13,473	1.9%	9,733	1.5%
Surgical Devices	12,484	1.8%	11,566	1.8%
Biotechnology Tools	8,173	1.2%	18,693	2.9%
Diagnostic	7,082	1.0%	15,158	2.3%
Electronics & Computer Hardware	787	0.1%	1,223	0.2%

	$694,464	100.0%	$652,870	100.0%

During the three months ended March 31, 2012, we recognized net realized gains of approximately $2.9 million on the portfolio. We recorded approximately $2.2 million and $1.3 million of realized gains from the sale of equity in BARRX Medical, Inc. and Aegerion Pharmaceuticals, Inc., respectively. These gains were partially offset by realized losses of approximately $460,000 from the sale of our common stock in two public portfolio companies and due to the complete write off of warrants in one private portfolio company that had a cost basis of approximately $355,000.

During the three-months ended March 31, 2011, we recognized net realized gains of approximately $9.6 million from the sale of common stock in our public portfolio companies. During the three months ended March 31, 2011, we recognized realized losses of approximately $5.2 million from equity, loan, and warrant investments in portfolio companies that have been liquidated.

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2012 (unaudited) and December 31, 2011, respectively.

	March 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$124,786	20.3%	$104,516	17.8%
2	349,858	56.9%	403,114	68.8%
3	129,211	21.0%	70,388	12.0%
4	10,094	1.7%	6,722	1.2%
5	675	0.1%	1,027	0.2%

	$614,624	100.0%	$585,767	100.0%

As of March 31, 2012, our investments had a weighted average investment grading of 2.08 as compared to 2.01 at December 31, 2011. The downgrade in investment grading is primarily attributable to seven companies being downgraded from a 2 to a 3 and one company being downgraded from a 3 to a 4, partially offset by one company upgraded from a 3 to a 2 and a complete payoff of a rated 4 company as of March 31, 2012. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At March 31, 2012, 43 portfolio companies that were graded 2, 17 portfolio companies were graded 3, two portfolio companies were graded 4, and one portfolio company was graded 5 as compared to 43 portfolio companies that were graded 2, 12 portfolio companies that were graded 3, two portfolio companies that were grade 4, and two portfolio companies that were graded 5 at December 31, 2011.

At March 31, 2012, there was one portfolio company on non-accrual status with a fair value of $675,000. There was one portfolio company on non-accrual status as of December 31, 2011 with a fair value of approximately $1.0 million.

The effective yield on our debt investments for the three month periods ended March 31, 2012 and 2011 was 14.6% and 18.1%, respectively. This yield was lower period over period due to fewer fee accelerations attributed to early payoffs and one-time events during the current quarter as compared to the prior year. The effective yield excluding payoffs on our debt investments for the three month periods ended March 31, 2012 and 2011 was 13.7% and 15.9%, respectively. The decline in rate is due primarily to the repayments of higher yielding investments over the course of the year which existed during the prior period.

The overall weighted average yield to maturity of our loan investments was approximately 13.4% and 12.6% at March 31, 2012 and December 31, 2011. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to approximately 14.0 % as of March 31, 2012. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $3.1 million and $4.5 million of unamortized fees at March 31, 2012 and December 31, 2011, respectively, and approximately $5.4 million and $4.4 million in exit fees receivable at March 31, 2012 and December 31, 2011, respectively. We recognize nonrecurring fees amortized over the remaining term of the loan relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and original issue discount (“OID”) related to early loan pay-off or material modification of the specific debt outstanding.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $298,000 and $556,000 in PIK income in the three month periods ended March 31, 2012 and 2011. In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the three month period ended March 31, 2012.

In some cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At March 31, 2012, approximately 65.7% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 33.5% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.8% of portfolio company loans had an equipment only lien.

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

Results of Operations

Comparison of the three month periods ended March 31, 2012 and 2011

Investment Income

Total investment income in the first quarter of 2012 was approximately $22.4 million compared to approximately $19.2 million in the first quarter of 2011. Interest income for the three month periods ended March 31, 2012 and 2011, totaled approximately $20.3 million and $16.5 million, respectively. The increase in interest income is attributable to an increase of loan interest income and back end interest income of approximately $3.2 million and $1.3 million, partially offset by decreases in default interest income and PIK interest income of approximately $324,000 and $258,000, respectively. Income from commitment, facility and loan related fees for the three month periods ended March 31, 2012 and 2011, totaled approximately $2.1 million and $2.7 million, respectively. The decrease in income from commitment, facility and loan related fees is primarily the result of a decrease in one time fees of approximately $585,000 and a decrease in amendment revenue of approximately $384,000 partially offset by an increase in facility fees of approximately $220,000.

The following table shows the PIK-related activity for the three months ended March 31, 2012 and 2011, at cost:

	Three Months Ended March 31,
(in thousands)	2012	2011
Beginning PIK loan balance	$2,041	$3,955
PIK interest capitalized during the period	280	909
Payments received from PIK loans	—	(1,733)

Ending PIK loan balance	$2,321	$3,131

The decrease in payments received from PIK loans during the three months March 31, 2012 is due to $1.5 million of PIK collected in conjunction with the sale of our investment in Infologix, Inc. in the first quarter of 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the three month period ended March 31, 2012.

Operating Expenses

Operating expenses, which are comprised of interest and fees, general and administrative and employee compensation, totaled approximately $11.0 million and $9.3 million during the three month periods ended March 31, 2012 and 2011, respectively.

Interest and fees totaled approximately $5.0 million and $3.2 million during the three-month periods ended March 31, 2012 and 2011, respectively. The increase is primarily attributed to $1.3 million of interest and fee expenses during the three month period ended March 31, 2012, respectively, related to the $75.0 million of Convertible Senior Notes issued on April 15, 2011. Additionally, we incurred approximately $271,000 of non cash interest expense during the three month period ended March 31, 2012 attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. Additionally, we recognized an acceleration of approximately $457,000 of unamortized fees in connection with the pay down of $24.3 million SBA debentures in February 2012. We had a weighted average cost of debt comprised of interest and fees of approximately 6.8% at March 31, 2012, as compared to 7.7% during the first quarter of 2011. The decrease was primarily attributed to the decline in the weighted average cost of debt on outstanding SBA debentures at 5.8% in the first quarter of 2012 versus 7.3% in the first quarter of 2011.

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, workout and various other expenses. Expenses decreased to $1.8 million from $2.2 million for the three month periods ended March 31, 2012 and 2011, respectively, primarily due to decreases of approximately $191,000 and $134,000 in auditing fees and workout related expenses, respectively.

Employee compensation and benefits totaled approximately $3.4 million and $3.3 million during the three month periods ended March 31, 2012, and 2011, respectively. We expect to continue to hire to meet our portfolio growth. Stock-based compensation totaled approximately $826,000 and $721,000 during the three month periods ended March 31, 2012 and 2011, respectively. These increases were due primarily to the expense on restricted stock grants issued in the first quarter of 2012. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.24 for the quarter ended March 31, 2012 compared to $0.23 per share in the quarter ended March 31, 2011, based on 47,018 and 42,737 weighted average shares outstanding, respectively. Net investment income before investment gains and losses for the three month periods ended March 31, 2012 and 2011, totaled approximately $11.4 million and $9.8 million, respectively. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

During the three months ended March 31, 2012, we recognized net realized gains of approximately $2.9 million on the portfolio. We recorded approximately $2.2 million and $1.3 million of realized gains from the sale of equity in BARRX Medical, Inc. and Aegerion Pharmaceuticals, Inc., respectively. These gains were partially offset by realized losses of approximately $460,000 from the sale of our common stock in two public portfolio companies and due to the complete write off of warrants in one private portfolio company that had a cost basis of approximately $355,000.

A summary of realized gains and losses for the three month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Realized gains	$3,690	$9,599
Realized losses	(813)	(5,229)

Net realized gains (losses)	$2,877	$4,370

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. This net unrealized appreciation was primarily comprised of increases in the fair value of our portfolio companies due to positive company performance and market conditions.

The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
(in thousands)	Amount	Amount
Gross unrealized appreciation on portfolio investments	$19,330	$6,340
Gross unrealized depreciation on portfolio investments	(12,502)	(17,889)
Reversal of prior period net unrealized appreciation upon a realization	(4,508)	(9,446)
Reversal of prior period net unrealized depreciation upon a realization	429	5,606
Citigroup Warrant Participation	104	37

Net unrealized appreciation (depreciation) on portfolio investments	$2,853	$(15,352)

During the three-month period ended March 31, 2012, we recorded approximately $2.8 million of net unrealized appreciation from our loans, warrant and equity investments. Approximately $2.7 million and $1.6 million is attributed to net unrealized appreciation on equity and warrants, respectively, due to enterprise valuation appreciation for various portfolio companies, offset by approximately $1.5 million net unrealized depreciation on our debt investments related to fluctuations in current market interest rates.

Included in this amount is unrealized depreciation of approximately $3.5 million attributable to the reversal of prior period net unrealized appreciation upon being realized as a gain and approximately $1.1 million in unrealized depreciation attributable to the exercise of warrants to equity. As of March 31, 2012, the net unrealized depreciation recognized by us was increased by approximately $104,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

During the same periods ending March 31, 2011 net unrealized depreciation totaled approximately $11.4 million, $2.1 million and $1.8 million from equity, warrant and loan investments, respectively.

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three months ended March 31, 2012, the net increase in net assets resulting from operations totaled approximately $17.1 million. For the three months ended March 31, 2011, the net decrease in net assets resulting from operations totaled approximately $1.2 million. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share for the three month period ended March 31, 2012 was $0.36 as compared to basic and fully diluted change in net assets per common share of $(0.03) for the three month period ended March 31, 2011.

Financial Condition, Liquidity, and Capital Resources

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

At March 31, 2012, we had $75.0 million of Convertible Senior Notes payable and approximately $200.7 million SBA debentures payable. We had no borrowings outstanding under the Wells Facility and Union Bank Facility.

During the three months ended March 31, 2012, our operating activities used $17.7 million of cash and cash equivalents, compared to $24.8 million provided during the three months ended March 31, 2011. The $42.5 million decrease in cash provided by operating activities resulted primarily from a reduction of principal payments received on investments of approximately $50.5 million during the quarter ended March 31, 2012. During the three months ended March 31, 2012, our financing activities provided $1.7 million of cash, compared to $15.6 million used during the three months ended March 31, 2011. This $17.3 million increase in cash provided by financing activities was primarily attributed to net proceeds from the issuance of common stock of $47.2 million, offset by the repayments of borrowings of approximately $34.8 million and by cash dividend payments of $10.7 million.

As of March 31, 2012, net assets totaled $485.4 million, with a net asset value per share of $9.76. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

In January 2012, we completed a follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million, before deducting offering expenses, to us. Additionally, we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2011 Annual Shareholder Meeting held on June 1, 2011, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 20% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. At our Annual Meeting of Stockholders scheduled for May 30, 2012, or any adjournment thereof, we will again seek to obtain such shareholder authorization. There can be no assurance that these capital resources will be available.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of March 31, 2012 our asset coverage ratio under our regulatory requirements as a business development company was 1,009.1%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBA debentures was 274.5% at March 31, 2012. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage.

At March 31, 2012 (unaudited) and December 31, 2011, we had the following borrowing capacity and outstanding amounts:

	March 31, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
Convertible Senior Notes(2)	75,000	70,624	75,000	70,353
SBA Debentures(3)	225,000	200,750	225,000	225,000

Total	$430,000	$271,374	$430,000	$305,540

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,376 at March 31, 2012.

(3)

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2012, we submitted a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request, what the pricing will be or that we will draw on any possible commitment.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as SBICs under the SBIC program and are able to borrow funds from the SBA against eligible investments. As of March 31, 2012, all required contributed capital from the Company has been invested into HT II and HT III. We are the sole limited partner of HT II and HT III and HTM is the general partner. HTM is our wholly-owned subsidiary. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2012 as a result of having sufficient capital as defined under the SBA regulations. HT II and HT III hold approximately $198.4 million and $170.3 million in assets, respectively, and accounted for approximately 19.5% and 16.7% of our total assets prior to consolidation at March 31, 2012.

With our net investment of $75.0 million in HT II as of March 31, 2012, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, of which $100.7 million was outstanding at March 31, 2012. As of March 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. As of March 31, 2012, HT II has paid the SBA commitment fees of approximately $1.5 million. As of March 31, 2012, we held investments in HT II in 54 companies with a fair value of approximately $188.1 million, accounting for approximately 27.1% of our total portfolio at March 31, 2012.

As of March 31, 2012, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $50.0 million in HT III as of March 31, 2012, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding at March 31, 2012. As of March 31, 2012, HT III has paid the SBA commitment fees of approximately $1.0 million. As of March 31, 2012, we held investments in HT III in 25 companies with a fair value of approximately $129.0 million accounting for approximately 18.6% of our total portfolio at March 31, 2012.

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	March 31, 2012	December 31, 2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%	47,550	58,050
September 24, 2008	September 1, 2018	6.63%	—	13,750
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000

Total SBA Debentures			$200,750	$225,000

(1)	Interest rate includes annual charge

As of March 31, 2012, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In the aggregate, at March 31, 2012 there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries and we intend to seek an additional $24.3 million under HT III, which will bring us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2012, we had unfunded commitments of approximately $125.4 million. Approximately $40.1 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Wells Facility, our Union Bank Facility and the proceeds from our Convertible Senior Notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $59.3 million of non-binding term sheets outstanding to eight new and existing companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2012:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$271,374	$—	$—	$70,624	$200,750
Operating Lease Obligations(5)	8,186	1,248	2,288	2,538	2,112

Total	$279,560	$1,248	$2,288	$73,162	$202,862

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)	Includes borrowings under the SBA debentures. There were no outstanding borrowings under the Wells Facility or Union Bank Facility at March 31, 2012.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $4,376 at March 31, 2012.
(5)	Long-term facility leases.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. As of March 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. HT II has a total of $100.7 million of SBA guaranteed debentures outstanding as of March 31, 2012 and has paid the SBA commitment fees of approximately $1.5 million. As of March 31, 2012, the Company held investments in HT II in 54 companies with a fair value of approximately $188.1 million, accounting for approximately 27.1% of our total portfolio at March 31, 2012.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $50.0 million in HT III as of March 31, 2012, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of March 31, 2012. As of March 31, 2012, HT III has paid commitment fees of approximately $1.0 million. As of March 31, 2012, we held investments in HT III in 25 companies with a fair value of approximately $129.0 million accounting for approximately 18.6% of our total portfolio at March 31, 2012.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.77% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 21, 2012 were 0.285% and 0.515% depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended March 31, 2012 for HT II was approximately $115.4 million with an average interest rate of approximately 6.0%. The average amount of debentures outstanding for the quarter ended March 31, 2012 for HT III was approximately $100.0 million with an average interest rate of approximately 2.9%.

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

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In April 2012, we submitted a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request, what the pricing will be or that we will draw on any possible commitment.

As of March 31, 2012, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In the aggregate, at March 31, 2012 there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries and we intend to seek an additional $24.3 million under HT III, which will bring us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. For the three-month period ended March 31, 2012, this non-use fee was approximately $137,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. In January 2012, we repaid the entire principal balance outstanding as of December 31, 2011 under the Wells Facility of approximately $10.2 million. At March 31, 2012, there were no borrowings outstanding under the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of March 31, 2012, the minimum tangible net worth covenant has increased to $357.2 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2012.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended March 31, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At March 31, 2012, there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of March 31, 2012, the minimum tangible net worth covenant has increased to $356.5 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for net proceeds of approximately $47.2 million. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. On March 30, 2012 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to our offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”). The offering of the 2019 Notes closed on April 17, 2012. We were in compliance with all covenants at March 31, 2012.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of March 31, 2012, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $70.6 million.

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

In accounting for the Convertible Senior Notes, we estimated that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes has initially been recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 7.9%.

As of March 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of March 31, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,376)

Carrying value of debt	$70,624

For the three months ended March 31, 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended March 31, 2012
Stated interest expense	$1,125
Accretion of original issue discount	271
Amortization of debt issuance cost	144

Total interest expense and fees	$1,540

Cash paid for interest expense	$—

As of March 31, 2012, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note 4 to our consolidated financial statements for more detail on the Convertible Senior Notes.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, we paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $611,000 as of March 31, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between April 2012 and January 2017.

Outstanding Borrowings

At March 31, 2012 (unaudited) and December 31, 2011, we had the following borrowing capacity and outstanding borrowings:

	March 31, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
Convertible Senior Notes(2)	75,000	70,624	75,000	70,353
SBA Debentures(3)	225,000	200,750	225,000	225,000

Total	$430,000	$271,374	$430,000	$305,540

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,376 at March 31, 2012.

(3)

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2012, we submitted a request to the SBA to borrow the $24.3 million under a new capital commitment under HT III, subject to SBA approval. There can be no assurances that the SBA will approve our new capital commitment request, what or the pricing will be or that we will draw on any possible commitment.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24

			$7.16

*	Dividend paid in cash and stock.

On April 30, 2012 the Board of Directors increased the quarterly dividend by $0.01, or approximately 4%, and declared a cash dividend of $0.24 per share to be paid on May 25, 2012 to shareholders of record as of May 18, 2012. This dividend represents the Company’s twenty-seventh consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $7.16 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the tax attributes of our 2012 distributions to stockholders. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2012, approximately 98% would be from ordinary income and spillover earnings from 2011, and 2% would be a return of capital.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At March 31, 2012, approximately 91.0% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(2) preliminary valuation conclusions are then documented and business based assumptions are discussed with our investment committee;

(3) the valuation committee of the Board of Directors reviews the preliminary valuation of the investment committee which incorporates the results of the independent valuation firm as appropriate.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Quantitative Information about Level 3 Fair Value Measurements of Debt Investments

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$224,765	Market Comparable Companies	Market Yield Premium/(Discount)	12.2% - 20.0% (1.0%) - 2.0%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	60.92% 0.19% 12

Medical Devices - Debt	37,250	Market Comparable Companies	Market Yield	12.8%
			Premium	0.0% - 1.3%

Technology - Debt	101,114	Market Comparable Companies	Market Yield	11.1% - 14.3%
			Premium/(Discount)	(2.5%) - 1.0%

Clean Tech - Debt	79,091	Market Comparable Companies	Market Yield	12.8% - 19.5%
			Premium	0.0% - 1.0%

Lower Middle Market - Debt	172,404	Market Comparable Companies	Market Yield	11.1% - 17.6%
			Premium	0.0% - 5.0%
		Broker Quote(d)	Price Quotes	93.0% - 99.5% of par
		Liquidation	Investment Collateral	$88 - $545
			Other Costs	$43 - $99

Total Level Three Debt Investments	$614,624

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries noted above as follows:

Pharmaceuticals, above, is comprised of debt investments in the Therapeutic, Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, Diagnostic and Biotechnology Tools industries in the Schedule of Investments.

Medical Devices, above, is comprised of debt investments in the Therapeutic, Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Schedule of Investments.

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Information Services, Communications and Networking industries in the Schedule of Investments.

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Schedule of Investments.

Clean Tech, above, aligns with the Clean Tech industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Quantitative Information about Level 3 Fair Value Measurements of Warrants and Equity Investments

Investment Type -	Fair Value at March 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(in thousands)
Level Three Warrant and Equity Investments	$67,567	Market Comparable Companies	EBITDA Multiple(b)	3.90x - 43.23x
			Revenue Multiple(b)	0.63x - 15.47x
			Discount for Lack of Marketability(c)	10.3% - 25.8%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	41.54% - 60.92%
			Risk-Free Interest Rate	0.17% - 0.77%
			Estimated Time to Exit (in months)	9 - 48

Total Level Three Warrant and Equity Investments	$67,567

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Debt Investments

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

Equity-Related Securities and Warrants

Securities that are traded in the over-the-counter markets or on a stock exchange will be valued at the prevailing bid price at period end. We have a limited number of equity securities in public companies. In accordance with the 1940 Act, unrestricted publicly traded securities for which market quotations are readily available are valued at the closing market quote on the measurement date.

We estimate the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and equity-related securities. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of March 31, 2012, we had one portfolio company on non-accrual status with an approximate cost of $10.9 million and a fair value of approximately $675,000. There was one portfolio company on non-accrual status with an approximate cost of $7.7 million and a fair value of approximately $1.0 million as of December 31, 2011.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $298,000 and $556,000 in PIK income in the three-month periods ended March 31, 2012 and 2011, respectively.

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

Equity Offering Expenses

Our offering costs are charged against the proceeds from equity offerings when received.

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

Federal Income Taxes.

We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98.2% of our capital gain net income for each one year period ending on October 31. At December 31, 2011, 2010 and 2009, no excise tax was recorded. At December 31, 2008, we recorded a liability for excise tax of approximately $203,000 on income and capital gains of approximately $5.0 million which was distributed in 2009. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Recent Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities and as such we have adopted this ASU beginning with our quarter ended March 31, 2012. We have increased our disclosures related to Level 3 fair value measurement, in addition to other required disclosures. There were no related impacts on our financial position or results of operations.

Subsequent Events

Liquidity and Capital Resources

On April 17, 2012, we and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture (the “Indenture”) between us and the Trustee, dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”). The sale of the 2019 Notes generated net proceeds of approximately $41.7 million.

The 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012.

The 2019 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of HT II and HT III and any borrowings under our revolving senior secured credit facilities.

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act, and to provide financial information to the holders of the 2019 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2019 Notes in a series may declare such 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement. We granted the underwriters an option to purchase up to an additional $6.45 million in aggregate principal amount of the 2019 Notes to cover over-allotments, if any. The transaction closed on April 17, 2012.

Dividend Declaration

On April 30, 2012 the Board of Directors increased the quarterly dividend by $0.01, or approximately 4%, and declared a cash dividend of $0.24 per share that will be payable on May 25, 2012 to shareholders of record as of May 18, 2012. This dividend represents the Company’s twenty-seventh consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.16 per share.

Portfolio Company Developments

In April 2012, we sold our equity investment in portfolio company Annie’s, Inc. In connection with the sale, we expect to realize a net gain of approximately $2.3-$2.4 million, representing an internal rate of return of approximately 28.0% on Hercules’ total investments in Annie’s, Inc.

In April 2012, our portfolio company NEXX Systems, Inc, reached a definitive agreement to be acquired by Tokyo Electron. In connection with the sale, we expect to realize a net gain of approximately $5.2 million for the sale of our warrant and equity investments in the second quarter.

In April 2012, we received full repayment of our $24.2 million term loan with Pacira Pharmaceuticals, Inc., our $5.6 million term loan with PolyMedix, Inc. and our $8.5 million in term loan investments with other portfolio companies.

In April 2012, we transferred the listing of our common stock from the NASDAQ Global Select Market to the New York Stock Exchange (the “NYSE”) and began trading our stock on the NYSE on April 30, 2012 under our ticker symbol “HTGC”.

Closed and Pending Commitments

As of May 8, 2012, Hercules has:

a.	Closed commitments of approximately $45.0 million to new and existing portfolio companies, and funded approximately $22.6 million since the close of the first quarter.

b.	Pending commitments (signed non-binding term sheets) of approximately $129.7 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
Q1-12 Closed Commitments	$101.3
Q2-12 Closed Commitments (as of May 8, 2012)	$45.0
Total 2012 Closed Commitments(a)	$146.3
Pending Commitments (as of May 8, 2012)(b)	$129.7
Total	$276.0

Notes:

a.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.
b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2012, approximately 91.1% of our portfolio loans were at variable rates or variable rates with a floor and 8.9% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 2.77% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 21, 2012 were 0.285% and 0.515% depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended March 31, 2012 for HT II was approximately $115.4 million with an average interest rate of approximately 6.0%. The average amount of debentures outstanding for the quarter ended March 31, 2012 for HT III was approximately $100.0 million with an average interest rate of approximately 2.9%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. For the three-month period ended March 31, 2012, this non-use fee was approximately $137,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. In January 2012, we repaid the entire principal balance outstanding as of December 31, 2011 under the Wells Facility, approximately $10.2 million. At March 31, 2012, there were no borrowings outstanding under the Wells Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility required the payment of an unused fee of 0.50% annually. For the three-month period ended March 31, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at March 31, 2012. On November 2, 2011, we renewed and amended the Union Bank Facility. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility will mature on November 2, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months.

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

Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

At March 31, 2012, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations and cash flows.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. For the three-month period ended March 31, 2012, this non-use fee was approximately $137,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. In January 2012, we repaid the entire principal balance outstanding as of December 31, 2011 under the Wells Facility of approximately $10.2 million. At March 31, 2012, there were no borrowings outstanding under the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by us. As of March 31, 2012, the minimum tangible net worth covenant has increased to $357.2 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

On February 10, 2010, we entered into the Union Bank Facility. On November 2, 2011, we renewed and amended the Union Bank Facility and added a new lender under the Union Bank Facility. Union Bank and RBC Capital Markets have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Union Bank Facility. At March 31, 2012, we had no borrowings outstanding under the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At March 31, 2012, there were no borrowings outstanding under the Union Bank Facility. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended March 31, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of March 31, 2012, the minimum tangible net worth covenant has increased to $356.5 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for net proceeds of approximately $47.2 million. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. On March 30, 2012 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to our offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”). The offering of the 2019 Notes closed on April 17, 2012. We were in compliance with all covenants at March 31, 2012.

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

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of March 31, 2012, HT II had the potential to borrow up to $125.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $75.0 million in HT II as of March 31, 2012, HT II has the capacity to issue a total of $125.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.7 million is outstanding as of March 31, 2012.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of March 31, 2012, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $50.0 million in HT III as of March 31, 2012, HT III has the capacity to issue a total of $100.0 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of March 31, 2012.

As of March 31, 2012, there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Access to the remaining leverage is subject to SBA approval and compliance with SBA regulations.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

In addition to regulatory restrictions that restrict our ability to raise capital, the Wells Facility, the Union Bank Facility and the Convertible Senior Notes contain various covenants which, if not complied with, could accelerate repayment under the facility or require us to repurchase the Convertible Senior Notes, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreements governing the Wells Facility and the Union Bank Facility and the Convertible Senior Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under the Wells Facility and the Union Bank facility or the trustee or holders under the Convertible Senior Notes, could accelerate repayment under the facilities or the Convertible Senior Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments either through equity offerings or through additional borrowings.

As of March 31, 2012, we had unfunded commitments of approximately $125.4 million. Approximately $40.1 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Wells Facility, our Union Bank Facility and proceeds from Convertible Senior Notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2012 that represent greater than 5% of net assets:

	March 31, 2012
(in thousands)	Fair Value	Percentage of Net Assets
BrightSource Energy, Inc.	$36,189	7.5%
Aveo Pharmaceuticals, Inc.	$29,378	6.1%
Women’s Marketing, Inc.	$29,033	6.0%
Box.net, Inc.	$28,699	5.9%
Tectura Corporation	$26,544	5.5%
Pacira Pharmaceuticals, Inc	$26,140	5.4%
Anthera Pharmaceuticals, Inc	$24,895	5.1%

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

Box.Net, Inc. is an online storage and sharing service that gives users access to their files from anywhere.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated March 30, 2012, by and among the Company and Union Bank, N.A.*

10.2	Indenture, dated March 6, 2012 between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit (d)(7) of the Company’s Post-Effective Amendment No. 1 on Form N-2, File No. 333-179431, filed on April 17, 2012).

10.3	First Supplemental Indenture, dated April 17, 2012 between the Company and U.S. Bank, National Association (Incorporated by reference to Exhibit (d)(8) of the Company’s Post-Effective Amendment No. 1 on Form N-2, File No. 333-179431, filed on April 17, 2012).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 8, 2012	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 8, 2012	/S/ JESSICA BARON
Jessica Baron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated March 30, 2012, by and among the Company and Union Bank, N.A.*

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.