Form 10-Q
period 2012-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2012-08-02
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

On August 1, 2012, there were 49,748,903 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2012 (unaudited)	December 31, 2011
Assets
Investments:
Non-control/Non-affiliate investments (cost of $724,952 and $642,038, respectively)	$715,447	$651,843
Affiliate investments (cost of $8,065 and $3,236, respectively)	7,197	—
Control investments (cost of $10,696 and $11,266, respectively)	169	1,027

Total investments, at value (cost of $743,713 and $656,540, respectively)	722,813	652,870
Cash and cash equivalents	56,140	64,474
Interest receivable	7,111	5,820
Other assets	15,808	24,230

Total assets	$801,872	$747,394

Liabilities
Accounts payable and accrued liabilities	$9,317	$10,813
Wells Fargo Loan	3,130	10,187
2019 Notes	43,000	—
Long-term Liabilities (Convertible Debt)	70,894	70,353
Long-term SBA Debentures	200,750	225,000

Total liabilities	327,091	316,353
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	50	44
Capital in excess of par value	534,165	484,244
Unrealized depreciation on investments	(21,102)	(3,431)
Accumulated realized losses on investments	(31,902)	(43,042)
Distributions in excess of investment income	(6,430)	(6,774)
Total net assets	474,781	431,041

Total liabilities and net assets	$801,872	$747,394

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	49,743	43,853
Net asset value per share	$9.54	$9.83

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Senior Debt Matures December 2014 Interest rate Prime + 7.30% or Floor rate of 10.55%		$25,000	$24,859	$24,005
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt Matures September 2015 Interest rate Prime + 7.15% or Floor rate of 11.90%		$26,500	26,500	27,030
Cempra, Inc.(3)	Drug Discovery & Development	Senior Debt Matures December 2015 Interest rate Prime + 6.30% or Floor rate of 9.55%		$10,000	9,791	9,432
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Senior Debt Matures November 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%		$5,724	6,262	6,319
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Debt Matures October 2015 Interest rate Prime + 3.25% or Floor rate of 8.50%		$20,000	19,522	18,072
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures January 2015 Interest rate Prime + 5.75% or Floor rate of 10.15%		$11,081	10,834	10,607
Insmed, Incorporated(3)	Drug Discovery & Development	Senior Debt Matures January 2016 Interest rate Prime + 4.75% or Floor rate of 9.25%		$10,000	9,593	9,593
NeurogesX, Inc.(3)	Drug Discovery & Development	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%		$15,000	14,825	14,430
NextWave Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Debt Matures June 2015 Interest rate Prime + 4.30% or Floor rate of 9.55%		$6,000	5,960	5,751
Paratek, Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt(9) Matures upon liquidation Interest rate Fixed 10.00%		$45	45	45

Total Debt Drug Discovery & Development (26.39%)*		Beginning September 2012			128,191	125,284

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Bridgewave Communications	Communications & Networking	Senior Debt Matures March 2016 Interest rate Prime + 8.75% or Floor rate of 12.00%		$7,500	$6,879	$6,879
OpenPeak, Inc.(4)	Communications & Networking	Senior Debt Matures July 2015 Interest rate Prime + 8.75%		$15,000	14,589	14,589
Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2013 Interest rate Prime + 7.50% or Floor rate of 12.00%		$3,771	3,678	3,627
PeerApp, Inc.(4)	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.50% or Floor rate of 11.50%		$1,157	1,226	1,225
PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2015 Interest rate Libor + 9.00% or Floor rate of 11.50%		$7,533	7,378	7,212
		Senior Debt Matures September 2015 Interest rate Libor + 9.00% or Floor rate of 11.50%		$366	360	347

Total PointOne, Inc.					7,738	7,559

Total Debt Communications & Networking (7.14%)*					34,110	33,879

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Box.net, Inc.(4)	Software	Senior Debt Matures March 2015 Interest rate Prime + 3.75% or Floor rate of 7.50%		$10,000	$9,880	$9,295
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%		$1,310	1,352	1,326
		Senior Debt Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%		$20,000	19,999	20,000

Total Box.net, Inc.					31,231	30,621
Caplinked	Software	Senior Debt(9) Matures May 2015 Interest rate Fixed 5.00%		$50	50	50
Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.50%		$2,420	2,353	2,353
Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%		$2,817	2,780	2,775
		Senior Debt Matures December 2012 Interest rate Fixed 10.00%		$3,000	3,000	2,903

Total Clickfox, Inc.					5,780	5,678
Hillcrest Laboratories, Inc		Senior Debt Matures July 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%		$4,000	3,896	3,896
Kxen, Inc.(4)	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%		$2,838	2,835	2,692
Tada Innovations, Inc.	Software	Senior Debt(9) Matures August 2012 Interest rate Fixed 8.00%		$100	99	99
Tectura	Software	Revolving Line of Credit Matures July 2013 Interest rate Fixed 11.00%		$17,064	18,162	18,162
		Senior Debt Matures December 2014 Interest rate Fixed 13.00%		$6,978	6,865	6,705
		Senior Debt Matures April 2013 Interest rate Fixed 13.00%		$1,607	1,571	1,570

Total Tectura					26,598	26,437
White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Prime + 7.00% or Floor rate of 10.25%		$1,164	1,134	1,134

Total Debt Software (15.37%)*					73,976	72,960

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.(7)(8)	Electronics & Computer Hardware	Senior Debt Matures December 2013 Interest rate Prime + 8.25% or Floor rate of 12.00%, PIK interest 5.00%		$4,002	$3,732	$169
		Senior Debt Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%, PIK interest 2.00%		$2,180	2,448	—
		Revolving Line of Credit Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%		$852	935	—

Total Maxvision Holding, LLC					7,115	169

Total Debt Electronics & Computer Hardware (0.04%)*					7,115	169

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%		$9,047	9,115	9,267
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt(9) Matures March 2014 Interest rate Fixed 8.00%		$1,888	1,888	2,252

Total Debt Specialty Pharmaceuticals (2.43%)*					11,003	11,519

Achronix Semiconductor Corporation	Semiconductors	Senior Debt Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%		$2,213	2,148	2,209
Kovio Inc.	Semiconductors	Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 9.25%		$1,250	1,225	1,150
		Senior Debt Matures March 2015 Interest rate Prime - 3.75% or Floor rate of 9.75%		$3,000	2,934	2,789

Total Kovio Inc.					4,159	3,939

Total Debt Semiconductors (1.29%)*					6,307	6,148

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%		$10,000	$9,855	$9,473
		Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%		$10,000	9,855	9,473

Total AcelRX Pharmaceuticals, Inc.					19,710	18,946
Alexza Pharmaceuticals, Inc.(3)(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%		$7,849	8,072	8,072
BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%		$4,259	4,148	4,233
Intelliject, Inc.(4)	Drug Delivery	Senior Debt Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 11.00%		$15,000	14,294	14,295
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%		$22,000	21,643	21,078

Total Debt Drug Delivery (14.03%)*					67,867	66,624

Gelesis, Inc.(6)	Therapeutic	Senior Debt Matures April 2013 Interest rate Prime + 8.75% or Floor rate of 12.00%		$3,568	3,809	3,809
Gynesonics, Inc.	Therapeutic	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$4,991	4,905	4,991
		Senior Debt(9) Matures November 2012 Interest rate Fixed 8.00%		$181	181	181

Total Gynesonics, Inc.					5,086	5,172
Oraya Therapeutics, Inc.(4)	Therapeutic	Senior Debt Matures March 2015 Interest rate Prime + 4.75% or Floor rate of 9.50%		$7,500	7,329	7,265
Novasys Medical, Inc.	Therapeutic	Senior Debt(9) Matures January 2013 Interest rate Fixed 8.00%		$65	61	62

Total Debt Therapeutic (3.43%)*					16,285	16,308

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Ahhha, Inc.	Internet Consumer & Business Services	Senior Debt Matures January 2015 Interest rate Fixed 10.00%		$350	$346	$50
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%		$8,000	7,624	7,372
Just.Me	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 2.50% or Floor rate 5.75%		$150	146	146
NetPlenish	Internet Consumer & Business Services	Senior Debt Matures April 2015 Interest rate Fixed 10.00%		$500	486	486
Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.875% or Floor rate of 10.125%		$13,000	12,797	12,411
	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 7.25% or Floor rate of 11.00%		$2,000	1,905	1,905

					14,702	14,316
Second Rotation	Internet Consumer & Business Services	Senior Debt Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25%, PIK Interest 2.50%		$6,000	5,914	5,914
Trulia, Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%		$5,000	4,903	4,558
		Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%		$5,000	4,903	4,740

Total Trulia, Inc.					9,806	9,298

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%		$7,500	$7,560	$7,560
		Senior Debt Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%		$11,125	11,013	10,691
		Revolving Line of Credit Matures September 2015 Interest rate Libor + 6.00% or Floor rate of 7.50%		$300	286	287

Total Vaultlogix, Inc.					18,859	18,538
Votizen	Internet Consumer & Business Services	Senior Debt(9) Matures February 2013 Interest rate Fixed 5.00%		$100	100	100
Wavemarket, Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%		$10,000	9,787	9,786

Total Debt Internet Consumer & Business Services (13.90%)*					67,770	66,006

Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%		$3,000	2,945	2,800
Eccentex Corporation	Information Services	Senior Debt Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%		$1,000	962	962
InXpo, Inc.	Information Services	Senior Debt Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%		$2,550	2,445	2,467
Jab Wireless, Inc.	Information Services	Senior Debt Matures August 2016 Interest rate Prime + 5.25% or Floor rate of 6.75%		$21,902	21,635	21,635
RichRelevance, Inc.	Information Services	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%		$5,000	4,925	4,673

Total Debt Information Services (6.85%)*					32,912	32,537

Optiscan Biomedical, Corp.	Medical Device & Equipment	Senior Debt(9) Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%		$10,056	10,437	10,437

Total Debt Medical Device & Equipment (2.20%)*					10,437	10,437

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%		$7,000	6,822	6,822
Tethys Bioscience Inc.	Diagnostic	Senior Debt Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%		$10,000	9,755	9,755

Total Debt Diagnostic (3.49%)*					16,577	16,577

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
deCODE genetics ehf.(5)(10)	Biotechnology Tools	Senior Debt Matures September 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%, PIK interest 2.00%		$4,578	$4,412	$4,331
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%		$1,613	1,663	1,663
		Senior Debt Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%		$5,000	4,809	4,809

					6,472	6,472

Total Debt Biotechnology Tools (2.28%)*					10,884	10,803

ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt Matures February 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%		$17,317	17,053	17,400
MedCall	Healthcare Services, Other	Senior Debt Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%		$5,168	5,078	5,078
		Senior Debt Matures January 2016 Interest rate LIBOR + 8.00% or Floor rate of 10.00%		$4,250	4,170	4,170

					9,248	9,248
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt Matures January 2015 Interest rate LIBOR + 8.00% or Floor rate of 10.50%		$3,877	3,904	3,836
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 6.50% or Floor rate of 9.00%		$1,500	1,487	1,411
		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.00%, PIK interest 3.75%		$5,900	6,412	6,589

Total Pacific Child & Family Associates, LLC					11,803	11,836

Total Debt Health Services, Other (8.11%)*					38,104	38,484

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%		$3,000	2,925	2,883
Transmedics, Inc.(4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%		$8,375	8,693	8,694

Total Debt Surgical Devices (2.44%)*					11,618	11,577

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Women’s Marketing, Inc.	Media/ Content/ Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%		$9,681	$9,820	$9,920
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%		$8,819	8,655	8,653
		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%		$9,043	8,873	8,874

Total Women’s Marketing, Inc.					27,348	27,447
Westwood One Communications	Media/Content/ Info	Senior Debt Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%		$20,831	19,118	19,479

Total Debt Media/Content/Info (9.88%)*					46,466	46,926

Alphabet Energy, Inc.	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%		$513	494	494
American Superconductor Corporation(3)	Clean Tech	Senior Debt Matures December 2014 Interest rate Prime + 7.25% or Floor rate of 11.00%		$10,000	9,615	9,615
BrightSource Energy, Inc.	Clean Tech	Senior Debt Matures November 2012 Interest rate Prime + 7.25% or Floor rate of 10.50%		$35,000	34,886	34,886
EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.10% or Floor rate of 9.35%		$3,837	3,855	3,826
Enphase Energy, Inc.(3)	Clean Tech	Senior Debt Matures June 2014 Interest rate Prime + 4.40% or Floor rate of 9.00%		$4,898	4,839	4,670
Glori Energy, Inc.	Clean Tech	Senior Debt Matures June 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%		$4,000	3,863	3,863
Integrated Photovoltaics, Inc.	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%		$3,000	2,899	2,839
Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate of 11.00%		$963	1,015	964
SCIenergy, Inc.	Clean Tech	Senior Debt Matures October 2014 Interest rate 6.25%		$202	202	156
		Senior Debt Matures August 2015 Interest rate Prime + 4.90% or Floor rate of 8.15%		$5,000	4,909	4,507

Total SCIenergy, Inc.					5,111	4,663

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$5,578	$5,547	$5,547
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%		$642	639	639

Total Solexel, Inc.					6,186	6,186
Stion Corporation(4)	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%		$9,031	8,824	8,824

Total Debt Clean Tech (17.02%)*					81,587	80,830

Total Debt (136.29%)					661,209	647,068

Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants			39	48
		Preferred Stock Warrants	Series A		69	312
		Preferred Stock Warrants	Series B		35	58

Total Warrants Acceleron Pharmaceuticals, Inc.					143	418
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Common Stock Warrants			984	94
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			187	113
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Preferred Stock Warrants	Series D		490	500
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Preferred Stock Warrants	Series C		367	119
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants			28	12
		Preferred Stock Warrants	Series A		236	126
		Preferred Stock Warrants	Series B		311	159

Total Warrants Dicerna Pharmaceuticals, Inc.					575	297
EpiCept Corporation(3)	Drug Discovery & Development	Common Stock Warrants			4	1
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Preferred Stock Warrants	Series C		231	1
Insmed, Incorporated(3)	Drug Discovery & Development	Preferred Stock Warrants	Series C		570	568
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			155	897
NeurogesX, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			503	220
NextWave Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Preferred Stock Warrants	Series A-1		126	179
PolyMedix, Inc.(3)	Drug Discovery & Development	Common Stock Warrants			480	15
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series B		152	198

Total Warrants Drug Discovery & Development (0.76%)*					4,967	3,620

Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants	Series A		102	180
Bridgewave Communications	Communications & Networking	Preferred Stock Warrants	Series 5		752	740
IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants	Series D		72	—
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C		102	179
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A		94	47
OpenPeak, Inc.(4)	Communications & Networking	Preferred Stock Warrants	Series E		149	138
Pac-West Telecomm, Inc.	Communications & Networking	Common Stock Warrants			121	—
PeerApp, Inc.(4)	Communications & Networking	Preferred Stock Warrants	Series B		61	37

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A		$95	$264
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B		52	130
PointOne, Inc.	Communications & Networking	Common Stock Warrants			131	14
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B		123	115
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants	Series C		53	134
		Preferred Stock Warrants	Series D		65	56

Total Stoke, Inc.					118	190

Total Warrants Communications & Networking (0.43%)*					1,972	2,034

Atrenta, Inc.	Software	Preferred Stock Warrants	Series C		136	643
		Preferred Stock Warrants	Series D		95	224

Total Atrenta, Inc.					231	867
Box.net, Inc.(4)	Software	Preferred Stock Warrants	Series C		117	1,598
		Preferred Stock Warrants	Series B		72	2,337
		Preferred Stock Warrants	Series D-1		194	241

Total Box.net, Inc.					383	4,176
Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A		188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B		108	188
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B		329	540
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants			1,434	19
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D		99	155
HighRoads, Inc.	Software	Preferred Stock Warrants	Series B		44	9
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants	Series E		55	25
Kxen, Inc.(4)	Software	Preferred Stock Warrants	Series D		47	19
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B		117	—
SugarSync Inc.	Software	Preferred Stock Warrants	Series CC		78	151
		Preferred Stock Warrants	Series DD		34	38

Total SugarSync Inc.					112	189
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A		25	30
Tectura Corporation	Software	Preferred Stock Warrants	Series B-1		51	14
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2		54	5
WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A		238	100

Total Warrants Software (1.34%)*					3,515	6,336

Luminous Devices, Inc.	Electronics & Computer Hardware	Common Stock Warrants			601	—
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1		63	47

Total Warrant Electronics & Computer Hardware (0.01%)*					664	47

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D		309	447
Pacira Pharmaceuticals, Inc.(3)	Specialty Pharmaceuticals	Common Stock Warrants			1,086	1,222
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E		528	—

Total Warrants Specialty Pharmaceuticals (0.35%)*					1,923	1,669

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants			275	163
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A		24	139
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C		174	204
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock Warrants			252	1,484
Wavemarket, Inc.(4)	Consumer & Business Products	Preferred Stock Warrants	Series E		106	61

Total Warrant Consumer & Business Products (0.43%)*					831	2,051

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D		$160	$136
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D		157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C		45	23
		Preferred Stock Warrants	Series D		583	475

Total iWatt, Inc.					628	498
Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B		92	—
Quartics, Inc.	Semiconductors	Preferred Stock Warrants	Series C		53	—

Total Warrants Semiconductors (0.13%)*					1,090	634

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants			357	285
Alexza Pharmaceuticals, Inc.(3)(4)	Drug Delivery	Common Stock Warrants			645	19
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1		291	485
Intelliject, Inc.(4)	Drug Delivery	Preferred Stock Warrants	Series B		594	602
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock Warrants			210	100
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D		557	473
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants			87	93

Total Warrant Drug Delivery (0.43%)*					2,741	2,057

EKOS Corporation	Therapeutic	Preferred Stock Warrants	Series C		327	—
Gelesis, Inc.(6)	Therapeutic	Preferred Stock Warrants	Series A-1		78	110
Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants	Series B		99	—
Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants	Series D		131	16
Oraya Therapeutics, Inc.(4)	Therapeutic	Preferred Stock Warrants	Series C		550	221

Total Warrants Therapeutic (0.07%)*					1,185	347

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B		323	655
		Preferred Stock Warrants	Series C		636	411

Total Blurb, Inc.					959	1,066
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series A		147	—
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants			82	—
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants	Series A		20	25
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B		43	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series C		1,224	—
Reply! Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants	Series B		320	598
Second Rotation	Internet Consumer & Business Services	Preferred Stock Warrants	Series D		57	30
Trulia, Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants	Series D		188	763

Total Warrants Internet Consumer & Business Services (0.52%)*					3,040	2,482

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B		$9	$—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F		58	1
Eccentex Corporation	Information Services	Preferred Stock Warrants	Series A		31	3
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B		230	467
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C		98	46
		Preferred Stock Warrants	Series C-1		17	17

Total InXpo, Inc.					115	63
Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock Warrants	Series B		213	—
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A		265	355
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D		98	32
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series E		96	2
Zeta Interactive Corporation	Information Services	Preferred Stock Warrants	Series A		172	—

Total Warrants Information Services (0.19%)*					1,287	923

Optiscan Biomedical, Corp.	Medical Device & Equipment	Preferred Stock Warrants	Series B		680	388
		Preferred Stock Warrants	Series C		389	357

Total Optiscan Biomedical, Corp.					1,069	745

Total Warrants Medical Device & Equipment (0.16%)*					1,069	745

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants			245	563
Tethys Bioscience, Inc.	Diagnostic	Preferred Stock Warrants	Series E		147	147

Total Warrants Diagnostic (0.15%)					392	710

deCODE genetics ehf.(5)(10)	Biotechnology Tools	Preferred Stock Warrants	Series A-2		305	378
Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series C		323	401
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B		45	135
		Preferred Stock Warrants	Series C		33	7

Total NuGEN Technologies, Inc.					78	142

Total Warrants Biotechnology Tools (0.20%)*					706	921

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B		87	39
Transmedics, Inc.(4)	Surgical Devices	Preferred Stock Warrants	Series B		225	—
Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants	Series A		18	7
		Preferred Stock Warrants	Series C		365	273

					383	280

Total Warrants Surgical Devices (0.07%)*					695	319

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants	Series C		60	245
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants	Series D		482	—

Total Warrants Media/Content/Info (0.05%)*					542	245

Alphabet Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A		32	75
American Supercondutor Corporation(3)	Clean Tech	Common Stock Warrants			245	300
BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D		675	601
Calera, Inc.	Clean Tech	Preferred Stock Warrants	Series C		513	173
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants	Series B		308	691
Enphase Energy, Inc.(3)	Clean Tech	Common Stock Warrants			102	65
Glori Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series C		165	93
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D-1		548	15
Integrated Photovoltaics, Inc.	Clean Tech	Preferred Stock Warrants	Series A-1		82	121
Lilliputian Systems, Inc.	Clean Tech	Preferred Stock Warrants	Series C		106	—
		Common Stock Warrants			49	—

Total Lilliputian Systems, Inc.					155	—
Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants	Series C		211	392
SCIenergy, Inc.(4)	Clean Tech	Preferred Stock Warrants	Series C		138	25
Solexel, Inc.	Clean Tech	Preferred Stock Warrants	Series B		1,161	110
Stion Corporation(4)	Clean Tech	Preferred Stock Warrants	Series E		317	250
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants	Series A		161	65

Total Warrants Clean Tech (0.63%)*					4,813	2,976

Total Warrants (5.92%)					31,432	28,116

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Aegerion Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock			$150	$1,136
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock			842	2,041
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B		501	357
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C		1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock			2,000	3,978
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H		1,000	455

Total Equity Drug Discovery & Development (1.68%)*					5,993	7,967

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock	Series C		243	186
		Preferred Stock	Series E		98	158
		Preferred Stock	Series F		60	70
		Preferred Stock	Series B		1,000	828

Total Acceleron Pharmaceuticals, Inc.					1,401	1,242
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock			8	5
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock			500	258

Total Equity Drug Delivery (0.32%)*					1,909	1,505

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock	Series B		2,000	497
		Preferred Stock	Series C		372	182
		Preferred Stock	Series D		508	288
		Preferred Stock	Series E		374	537

Total E-band Communications, Corp.					3,254	1,504
Neonova Holding Company	Communications & Networking	Preferred Stock	Series A		250	245
Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A		1,000	2,984
Stoke, Inc.	Communications & Networking	Preferred Stock	Series E		500	625

Total Equity Communications & Networking (1.13%)*					5,004	5,358

Atrenta, Inc.	Software	Preferred Stock	Series D		250	375
Box.net, Inc.(4)	Software	Preferred Stock	Series C		500	3,625
		Preferred Stock	Series D		500	1,467
		Preferred Stock	Series D-1		1,000	1,155
		Preferred Stock	Series D-2		2,001	2,049

Total Box.net, Inc.					4,001	8,296

Total Equity Software (1.83%)*					4,251	8,671

Maxvision Holding, LLC.(7)(8)	Electronics & Computer Hardware	Preferred Stock	Series A		3,500	—
		Preferred Stock	LLC interest		81	—

Total Maxvision Holding, LLC.					3,581	—
Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock	Series D		268	—
Virident Systems	Electronics & Computer Hardware	Preferred Stock	Series D		5,000	4,987

Total Equity Electronics & Computer Hardware (1.05%)*					8,849	4,987

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E		750	—

Total Equity Specialty Pharmaceuticals (0.00%)*					750	—

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Caivis Acquisition Corporation	Consumer & Business Products	Common Stock	Series A		$880	$642
Facebook, Inc.(3)	Consumer & Business Products	Common Stock	Series B		9,557	9,145
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC interest		500	530
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B		500	517
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock	Series D		250	290

Total Equity Consumer & Business Products (2.34%)*					11,687	11,124

iWatt, Inc.	Semiconductors	Preferred Stock	Series E		491	1,234

Total Equity Semiconductors (0.26%)*					491	1,234

Gelesis, Inc.(6)	Therapeutic	Common Stock			—	526
		Preferred Stock	Series A-1		425	711
		Preferred Stock	Series A-2		500	537

Total Gelesis, Inc.					925	1,774
Novasys Medical, Inc.	Therapeutic	Preferred Stock	Series D-1		1,000	808

Total Equity Therapeutic (0.54%)*					1,925	2,582

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock	Series B		179	20
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock	Series A		1,000	—

Total Equity Internet Consumer & Business Services (0.00%)*					1,179	20

Buzznet, Inc.	Information Services	Preferred Stock	Series C		250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock			604	100
Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock	Series C		250	247
Solutionary, Inc.	Information Services	Preferred Stock	Series A-1		17	177
		Preferred Stock	Series A-2		326	74

Total Solutionary, Inc.					343	251
Zeta Interactive Corporation	Information Services	Preferred Stock	Series A		500	—

Total Equity Information Services (0.13%)*					1,947	598

Optiscan Biomedical, Corp.	Medical Device & Equipment	Preferred Stock	Series B		3,000	1,502
		Preferred Stock	Series C		655	608

Total Optiscan Biomedical, Corp.					3,655	2,110

Total Equity Medical Device & Equipment (0.44%)*					3,655	2,110

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C		500	504

Total Equity Biotechnology Tools (0.11%)*					500	504

Transmedics, Inc.(4)	Surgical Devices	Preferred Stock	Series C		300	—
		Preferred Stock	Series B		1,100	—

Total Transmedics, Inc.					1,400	—
Gynesonics, Inc.	Surgical Devices	Preferred Stock	Series B		250	150
		Preferred Stock	Series C		282	239

Total Gynesonics, Inc.					532	389

Total Equity Surgical Devices (0.08%)*					1,932	389

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/ Content/ Info	Preferred Stock	Series D		$1,000	$580

Total Equity Media/Content/Info (0.12%)*					1,000	580

Total Equity (10.03%)					51,072	47,629

Total Investments (152.24%)					$743,713	$722,813

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $17,539, $35,500 and $17,961 respectively. The tax cost of investments is $748,632.
(3)	Except for warrants in 18 publicly traded companies and common stock in seven publicly traded companies, all investments are restricted at June 30, 2012 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at June 30, 2012, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.50%	$3,000	$2,894	$2,954
Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%	$3,999	3,920	4,000
Kxen, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$3,000	2,958	2,858
RichRelevance, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$5,000	4,879	4,879
Blurb, Inc	Software	Senior Debt Matures December 2015 Interest rate Prime +5.25% or Floor rate 8.5%	$5,000	4,873	4,873
SugarSync Inc.	Software	Senior Debt Matures April 2015 Interest rate Prime + 4.50% or Floor rate of 8.25%	$2,000	1,950	1,950
White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,418	1,357	1,400
Tada Innovations, Inc.	Software	Senior Debt Matures August 2012 Interest rate Prime + 3.25% or Floor rate of 6.50%	$100	90	90

Total Debt Software (5.34%)*				22,921	23,004

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maxvision Holding, LLC.(7)	Electronics & Computer Hardware	Senior Debt Matures December 2013 Interest rate Prime + 8.25% or Floor rate of 12.00%, PIK interest 5.00%	$4,185	$4,143	$—
		Senior Debt Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%, PIK interest 2.00%	$2,539	2,515	—
		Revolving Line of Credit Matures December 2013 Interest rate Prime +5.00% or Floor rate of 8.50%	$892	1,027	1,027

Total Maxvision Holding, LLC				7,685	1,027

Total Debt Electronics & Computer Hardware (0.24%)*				7,685	1,027

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$10,359	10,315	10,584
Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Senior Debt Matures August 2014 Interest rate Prime + 6.25% or Floor rate of 10.25%	$11,250	11,257	11,397
		Senior Debt Matures August 2014 Interest rate Prime + 8.65% or Floor rate of 12.65%	$15,000	14,386	14,574

Total Pacira Pharmaceuticals, Inc.				25,643	25,971

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Convertible Senior Debt Matures March 2012 Interest rate Fixed 8.00%	$1,888	1,888	1,888

Total Debt Specialty Pharmaceuticals (8.92%)*				37,846	38,443

Achronix Semiconductor Corporation	Semiconductors	Senior Debt Matures January 2015 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,500	2,329	2,329
Kovio Inc.	Semiconductors	Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 9.25%	$1,250	1,218	1,218
		Senior Debt Matures March 2015 Interest rate Prime + 6.00% or Floor rate of 9.75%	$3,000	2,910	2,910

Total Kovio Inc.				4,128	4,128

Total Debt Semiconductors (1.50%)*				6,457	6,457

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
InXpo, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2014 Interest rate Prime + 7.5% or Floor rate of 10.75%	$3,192	$3,083	$3,147
Westwood One Communications	Internet Consumer & Business Services	Senior Debt Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$21,000	19,059	19,479
Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.87% or Floor rate of 10.12%	$13,000	12,877	13,131
MedCall	Internet Consumer & Business Services	Senior Debt Matures January 2016 Interest rate LIBOR + 7.79% or Floor rate of 9.50%	$5,168	5,051	5,051
ScriptSave (Medical Security Card Company, LLC)	Internet Consumer & Business Services	Senior Debt Matures February 2016 Interest rate LIBOR + 8.75%	$19,646	19,307	19,896
Trulia, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,871	4,871
		Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,871	4,871

Total Trulia, Inc.				9,742	9,742

Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate Libor + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	7,441	7,441
		Senior Debt	$11,500	11,335	11,335
		Revolving Line of Credit Matures September 2015 Interest rate Libor + 6.00% or Floor rate of 7.50%	$300	284	284

Total Vaultlogix, Inc.				19,060	19,060

Tectura Corporation	Internet Consumer & Business Services	Senior Debt Matures December 2012 Interest rate 11%	$5,625	6,834	6,834
		Revolving Line of Credit Senior Debt Matures August 2012 Interest rate 11%	$2,500	2,556	2,556
		Revolving Line of Credit Matures July 2012 Interest rate 11%, PIK interest 1.00%	$17,487	17,738	17,738

Total Tectura Corporation				27,128	27,128

Total Debt Internet Consumer & Business Services (27.06%)				115,307	116,634

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income:
Interest income
Non Control/Non Affiliate investments	$20,934	$17,669	$40,989	$33,742
Affiliate investments	205	3	450	3
Control investments	—	394	—	777

Total interest income	21,139	18,066	41,439	34,522

Fees
Non Control/Non Affiliate investments	2,706	2,702	4,760	5,375
Control investments	13	52	26	74

Total fees	2,719	2,754	4,786	5,449

Total investment income	23,858	20,820	46,225	39,971

Operating expenses:
Interest	4,507	3,161	8,403	5,394
Loan fees	731	678	1,808	1,612
General and administrative	1,864	2,331	3,681	4,536
Employee Compensation:
Compensation and benefits	3,251	3,363	6,647	6,615
Stock-based compensation	1,195	927	2,002	1,649

Total employee compensation	4,446	4,290	8,649	8,264

Total operating expenses	11,548	10,460	22,541	19,806

Net investment income	12,310	10,360	23,684	20,165
Net realized gains (loss) on investments
Non Control/Non Affiliate investments	8,263	659	11,140	5,029

Total net realized gain (loss) on investments	8,263	659	11,140	5,029

Net increase (decrease) in unrealized appreciation (depreciation) on investments
Non Control/Non Affiliate investments	(21,295)	17,692	(19,761)	4,878
Affiliate investments	1,083	(2,334)	2,377	(3,372)
Control investments	(313)	(2,060)	(287)	(3,560)

Total net unrealized (depreciation) appreciation on investments	(20,525)	13,298	(17,671)	(2,054)

Total net realized and unrealized gain (loss)	(12,262)	13,957	(6,531)	2,975

Net increase (decrease) in net assets resulting from operations	$48	$24,317	$17,153	23,140

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$0.25	$0.24	$0.48	$0.46

Net increase in net assets resulting from operations per common share
Basic	$—	$0.56	$0.35	$0.53

Diluted	$—	$0.56	$0.35	$0.53

Weighted average shares outstanding
Basic	48,616	42,971	47,817	42,843

Diluted	48,687	43,313	47,948	43,211

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,647)	$(342)	$412,532
Net increase in net assets resulting from operations	—	—	—	(2,054)	5,029	20,165	—	23,140
Issuance of common stock	154	—	773	—	—	—	—	773
Issuance of common stock under restricted stock plan	269	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	61	—	668	—	—	—	—	668
Retired shares from net issuance	(79)	—	(877)	—	—	—	—	(877)
Issuance of the Convertible Senior Notes	—	—	5,190	—	—	—	—	5,190
Dividends declared	—	—	—	—	—	(19,204)	—	(19,204)
Stock-based compensation	—	—	1,679	—	—	—	—	1,679

Balance at June 30, 2011	43,849	$43	$484,982	$(10,092)	$(46,004)	$(4,686)	$(342)	$423,901

Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

Net increase in net assets resulting from operations	—	—	—	(17,671)	11,140	23,684	—	17,153
Issuance of common stock	490	—	2,674	—	—	—	—	2,674
Issuance of common stock under restricted stock plan	575	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	117	—	1,230	—	—	—	—	1,230
Retired shares from net issuance	(292)	—	(3,670)	—	—	—	—	(3,670)
Public Offering	5,000	5	47,649	—	—	—	—	47,654
Dividends declared	—	—	—	—	—	(23,340)	—	(23,340)
Stock-based compensation	—	—	2,039	—	—	—	—	2,039

Balance at June 30, 2012	49,743	$50	$534,165	$(21,102)	$(31,902)	$(6,088)	$(342)	$474,781

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,153	$23,140
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(177,725)	(189,798)
Principal payments received on investments	99,596	178,023
Conversion of investment assets to other current assets	—	51
Proceeds from sale of investments	18,257	17,916
Net unrealized appreciation (depreciation) on investments	17,671	2,054
Net realized (gain) loss on investments	(11,140)	(5,029)
Accretion of paid-in-kind principal	(584)	(1,413)
Accretion of loan discounts	(2,783)	(4,683)
Accretion of loan exit fees	(2,111)	582
Change in deferred loan origination revenue	269	(2,528)
Unearned fees related to unfunded commitments	(1,280)	—
Accretion of loan discount on Convertible Senior Notes	541	226
Amortization of debt fees and issuance costs	1,374	—
Depreciation	141	180
Stock-based compensation and amortization of restricted stock grants	2,040	1,680
Change in operating assets and liabilities:
Interest and fees receivable	(1,292)	175
Prepaid expenses and other assets	(1,420)	90
Accounts payable	41	(826)
Accrued liabilities	(1,429)	488

Net cash provided by (used in) operating activities	(42,681)	20,328
Cash flows from investing activities:
Purchases of capital equipment	(40)	(103)
Other long-term assets	—	67

Net cash used in investing activities	(40)	(36)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	46,658	(104)
Dividends paid	(22,110)	(18,536)
Issuance of 2019 Notes	43,000	—
Borrowings of credit facilities	15,000	118,750
Repayments of credit facilities	(46,307)	(25,000)
Cash paid for debt issuance costs	(1,854)	(3,110)
Fees paid for credit facilities and debentures	—	(1,061)

Net cash provided by financing activities	34,387	70,939

Net decrease in cash	(8,334)	91,231
Cash and cash equivalents at beginning of period	64,474	107,014

Cash and cash equivalents at end of period	$56,140	$198,245

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

HT II and HT III hold approximately $203.8 million and $185.1 million in assets, respectively, and accounted for approximately 19.1% and 17.3% of our total assets prior to consolidation at June 30, 2012.

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

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At June 30, 2012, 90.1% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2012. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Quantitative Information about Level 3 Fair Value Measurements of Debt Investments

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$218,877	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.9% - 19.6% (2.0%) - 3.0%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	61.54% 0.27% 21.3

Medical Devices - Debt	40,984	Market Comparable Companies	Hypothetical Market Yield	14.1%
			Premium	0.0% - 1.3%

Technology - Debt	133,737	Market Comparable Companies	Hypothetical Market Yield	14.5% - 17.3%
			Premium/(Discount)	(1.5%) - 1.5%

Clean Tech - Debt	80,830	Market Comparable Companies	Hypothetical Market Yield	15.4% - 19.7%
			Premium	0.0% - 1.0%

Lower Middle Market - Debt	172,640	Market Comparable Companies	Hypothetical Market Yield	10.7% - 16.9%
			Premium	0.0% - 5.0%
		Broker Quote(d)	Price Quotes	93.5% - 99% of par
		Liquidation	Investment Collateral	$50 - $293
			Other Costs	$63 - $99

Total Level Three Debt Investments	$647,068

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries noted above as follows:

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

Clean Tech, above, aligns with the Clean Tech industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Quantitative Information about Level 3 Fair Value Measurements of Warrants and Equity Investments

Investment Type -	Fair Value at June 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(in thousands)
Level Three Warrant and Equity Investments	$52,832	Market Comparable Companies	EBITDA Multiple(b)	3.6x - 31.3x
			Revenue Multiple(b)	0.58x - 2.97x
			Discount for Lack of Marketability(c)	11.5% - 25.0%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	49.81% - 61.54%
			Risk-Free Interest Rate	0.19% - 0.56%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$52,832

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2012 (unaudited) and as of December 31, 2011. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six month period ended June 30, 2012, there were no transfers in between Levels 1 or 2.

		Investments at Fair Value as of June 30, 2012
(in thousands) Description	6/30/2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$647,068	$—	$—	$647,068
Preferred stock	29,507	—	—	29,507
Common stock	18,122	7,709	9,145	1,268
Warrants	28,116	—	6,059	22,057

	$722,813	$7,709	$15,204	$699,900

		Investments at Fair Value as of December 31, 2011
(in thousands) Description	12/31/2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$585,767	$—	$—	$585,767
Preferred stock	30,289	—	—	30,289
Common stock	6,769	6,679	—	90
Warrants	30,045	—	3,761	26,284

	$652,870	$6,679	$3,761	$642,430

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2012 (unaudited) and for the year ended December 31, 2011.

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or (depreciation)(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, June 30, 2012
Senior Debt	$585,767	$—	$(10,715)	$171,968	$—	$(99,596)	$—	$—	$(356)	$647,068
Preferred Stock	30,289	3,870	(2,328)	7,111	(5,647)	—	—	356	(4,144)	29,507
Common Stock	90	—	5,073	9,558	—	—	—	—	(13,453)	1,268
Warrants	26,284	3,923	(2,822)	2,899	(4,916)	—	—	—	(3,311)	22,057

Total	$642,430	$7,793	$(10,792)	$191,536	$(10,563)	$(99,596)	$—	$356	$(21,264)	$699,900

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or (depreciation)(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2011
Senior secured debt	$394,198	$(4,301)	$9,050	$454,640	$—	$(263,432)	$—	$—	$(4,388)	$585,767
Subordinated debt	7,420	—	—	—	—	(7,420)	—	—	—	—
Preferred stock	24,607	(1,441)	838	1,860	—	—	—	4,425	—	30,289
Common stock	1,030	—	(940)	—	—	—	—	—	—	90
Warrants	17,401	(1,054)	5,243	6,507	(497)	—	(51)	—	(1,265)	26,284

Total	$444,656	$(6,796)	$14,191	$463,007	$(497)	$(270,852)	$(51)	$4,425	$(5,653)	$642,430

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)

Transfers in to Level 3 relate to the conversion of E-Band Communications, Inc. debt to equity. Transfers out of Level 3 relate to the respective initial public offerings of Annie’s, Inc., Cempra, Inc., Enphase Energy, Inc. Merrimack Pharmaceuticals, Inc. and WageWorks, Inc. to level 1 and of Facebook, Inc. to level 2.

For the six months ended June 30, 2012, approximately $1.6 million in unrealized appreciation and approximately $861,000 in unrealized depreciation was recorded for equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $10.7 million in unrealized depreciation was recorded for Level 3 debt investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six months ended June 30, 2012 and June 30, 2011:

(in thousands)	Three months ended June 30, 2012						Six months ended June 30, 2012
Portfolio Company	Type	Fair Value at June 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$169	$13	$(313)	$—	$—	$26	$(287)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	1,504	—	411	—	—	5	1,486	—	—
Gelesis	Non-Controlled Affiliate	5,693	205	672	—	—	445	891	—	—

Total		$7,366	$218	$770	$—	$—	$476	$2,090	$—	$—

(in thousands)	Three months ended June 30, 2011						Six months ended June 30, 2011
Portfolio Company	Type	Fair Value at June 30, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$3,037	$446	$(2,060)	$—	$—	$852	$(3,560)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	53	3	(2,334)	—	—	3	(3,372)	—	—

Total		$3,090	$449	$(4,394)	$—	$—	$855	$(6,932)	$—	$—

A summary of the composition of the Company’s investment portfolio as of June 30, 2012 (unaudited) and December 31, 2011 at fair value is shown as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$570,551	78.9%	$482,268	73.9%
Senior secured debt	104,633	14.5%	133,544	20.4%
Preferred stock	29,507	4.1%	30,181	4.6%
Common Stock	18,122	2.5%	6,877	1.1%

	$722,813	100.0%	$652,870	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2012 (unaudited) and as of December 31, 2011 is shown as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$711,181	98.4%	$634,736	97.2%
England	6,819	0.9%	8,266	1.3%
Iceland	4,708	0.7%	4,970	0.7%
Ireland	105	0.0%	3,842	0.6%
Canada	—	0.0%	672	0.1%
Israel	—	0.0%	384	0.1%

	$722,813	100.0%	$652,870	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at June 30, 2012 (unaudited) and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$136,872	18.9%	$131,428	20.1%
Software	87,953	12.2%	27,850	4.3%
Clean Tech	83,807	11.6%	64,587	9.9%
Drug Delivery	70,186	9.7%	62,665	9.6%
Internet Consumer & Business Services	68,521	9.5%	117,542	18.0%
Media/Content/Info	47,750	6.6%	38,476	5.9%
Communications & Networking	41,271	5.7%	28,618	4.4%
Healthcare Services, Other	38,484	5.3%	—	0.0%
Information Services	34,058	4.7%	45,850	7.0%
Therapeutic	19,236	2.7%	35,911	5.5%
Diagnostic	17,287	2.4%	15,158	2.3%
Medical Device & Equipment	13,292	1.9%	—	0.0%
Specialty Pharma	13,188	1.8%	39,384	6.0%
Consumer & Business Products	13,175	1.8%	4,186	0.6%
Surgical Devices	12,285	1.7%	11,566	1.8%
Biotechnology Tools	12,228	1.7%	18,693	2.9%
Semiconductors	8,017	1.1%	9,733	1.5%
Electronics & Computer Hardware	5,203	0.7%	1,223	0.2%

	$722,813	100.0%	$652,870	100.0%

During the three and six-month periods ended June 30, 2012, the Company funded investments in debt securities, totaling approximately $106.9 million and $169.8 million, respectively. During the three and six-month periods ended June 30, 2012, the Company funded equity investments of approximately $5.0 million and $7.1 million respectively. During the six-month period ended June 30, 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company. In addition, in December 2011, Hercules entered into an agreement to acquire shares of Facebook, Inc. common stock for approximately $9.6 million through a secondary marketplace. The investments were subject to a Facebook, Inc. right of first refusal, which expired thirty days after the date of investment. At December 31, 2011 these assets were held as Other Assets. In February 2012, Hercules was notified that Facebook Inc. had not exercised its repurchase right with respect to any of the shares and had executed all documents necessary to fully transfer the ownership of the shares to Hercules. Accordingly, during the six-month period ended June 30, 2012, the investment in Facebook, Inc. was transferred from Other Assets to Investments.

During the three and six-month periods ended June 30, 2011 the Company made investments in debt securities, totaling approximately $105.2 million and $189.3 million, respectively. The Company funded equity investments of approximately $500,000 in the three month period and approximately $500,000 in the six-month period ended June 30, 2011.

During the three and six-months ended June 30, 2012, the Company recognized net realized gains of approximately $8.3 million and $11.1 million on the portfolio, respectively. During the quarter ended June 30, 2012, we recorded approximately $5.3 million, $2.4 million and $862,000 of realized gains from the sale of equity and warrant investments in NEXX Systems, Inc., Annie’s, Inc. and Bullhorn, Inc., respectively. These gains were partially offset by realized losses due to the expiration of warrants in three private portfolio companies that had a total cost basis of approximately $222,000.

During the three and six-months ended June 30, 2011 the Company recognized total net realized gains of approximately $497,000 for the sale of equity in Aegerion Pharmaceuticals, Inc. and $10.1 million from the sale of common stock in its public portfolio companies and realized gains of approximately $162,000 and realized losses of approximately $5.1 million from equity, loan, and warrant investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $2.9 million and $4.5 million of unamortized fees at June 30, 2012 and December 31, 2011, respectively, and approximately $4.8 million and $4.4 million in exit fees receivable at June 30, 2012 and December 31, 2011, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $271,000 and $569,000 in PIK income in the three and six-month periods ended June 30, 2012. The Company recorded approximately $524,000 and $1.1 million in PIK income in the same periods ended June 30, 2011, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six-month periods ended June 30, 2012.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2012, approximately 63.1% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 33.8% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, 2.3% of portfolio company loans had a first priority security in only their intellectual property, and 0.8% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At June 30, 2012, the 2019 Notes were trading on the New York Stock Exchange for $1.014 per dollar at par value. Based on market quotations on or around June 30, 2012, the Convertible Senior Notes were trading for $1.0375 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $216.0 million, compared to the carrying amount of $200.7 million as of June 30, 2012.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the balance sheet. The following table provides additional information about the level in the fair value hierarchy of our liabilities:

(in thousands) Description	6/30/2012	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Wells Fargo Loan	$3,130	$—	$—	$3,130
2019 Notes	$43,602	$—	$43,602	$—
Convertible Senior Notes	$77,813	$—	$77,813	$—
SBA Debentures	$216,000	$—	$—	$216,000

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

4. Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. The Company’s net investment of $75.0 million in HT II as of June 30, 2012 fully funds the required regulatory capital for HT II. HT II has a total of $100.7 million of SBA guaranteed debentures outstanding as of June 30, 2012 and has paid the SBA commitment fees of approximately $1.5 million. As of June 30, 2012, the Company held investments in HT II in 52 companies with a fair value of approximately $179.7 million, accounting for approximately 24.9% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $62.3 million in HT III as of June 30, 2012, HT III has the capacity to issue a total of $124.3 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of June 30, 2012. As of June 30, 2012, HT III has paid commitment fees of approximately $1.2 million. As of June 30, 2012, the Company held investments in HT III in 27 companies with a fair value of approximately $140.3 million, accounting for approximately 19.4% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.77% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 21, 2012 were 0.285% and 0.515% depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended June 30, 2012 for HT II was approximately $100.7 million with an average interest rate of approximately 6.3%. The average amount of debentures outstanding for the quarter ended June 30, 2012 for HT III was approximately $100.0 million with an average interest rate of approximately 3.6%.

HT II and HT III hold approximately $203.8 million and $185.1 million in assets, respectively, and accounted for approximately 19.1% and 17.3% of the Company’s total assets prior to consolidation at June 30, 2012.

In January 2011, the Company repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.

In February 2012, the Company repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $100.7 million was available in HT II and $124.3 million was available in HT III.

As of June 30, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at June 30, 2012 there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, and in June 2012 the SBA approved an additional $24.3 million under HT III, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of June 30, 2012 (unaudited) and December 31, 2011:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	June 30, 2012	December 31, 2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%	47,550	58,050
September 24, 2008	September 1, 2018	6.63%	—	13,750
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000

Total SBA Debentures			$200,750	$225,000

(1)	Interest rate includes annual charge

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. For the three-month period ended June 30, 2012, this non-use fee was approximately $140,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. At June 30, 2012, there was approximately $3.1 million outstanding under the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. As of June 30, 2012, the minimum tangible net worth covenant has increased to $357.2 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2012.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. At June 30, 2012, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended June 30, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of June 30, 2012, the minimum tangible net worth covenant has increased to $356.5 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for net proceeds of approximately $47.2 million. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. On March 30, 2012 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to the offer and sale of the Company’s 2019 Notes. We were in compliance with all covenants at June 30, 2012.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, the Company paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility was terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $606,000 as of June 30, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between July 2012 and January 2017.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of its 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of June 30, 2012, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of June 30, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,106)

Carrying value of debt	$70,894

For the three month and six months ended June 30, 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended June, 2012	Six Months Ended June, 2012
Stated interest expense	$1,125	$2,250
Accretion of original issue discount	271	541
Amortization of debt issuance cost	144	289

Total interest expense	$1,540	$3,080

Cash paid for interest expense	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.2% for the three and six-months ended June 30, 2012. As of June 30, 2012, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

2019 Notes

On April 17, 2012, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture (the “Indenture”) between the Company and the Trustee, dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”). The sale of the Notes generated net proceeds, before expenses, of approximately $41.7 million.

The 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGZ.”

The 2019 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2019 Notes in a series may declare such 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

In July 2012, we re-opened our 2019 Notes and issued an additional amount of approximately $41.5 million in aggregate principal amount of 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the 2019 Notes issued to approximately $84.5 million in aggregate principal amount. See “Subsequent Events” below.

For the three months and six months ended June 30, 2012, the components of interest expense and related fees and cash paid for interest expense for the 2019 Notes are as follows:

(in thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Stated interest expense	$619	$619
Amortization of debt issuance cost	49	49

Total interest expense and fees	$668	$668

Cash paid for interest expense	$—	$—

At June 30, 2012 (unaudited) and December 31, 2011, the Company had the following borrowing capacity and outstanding borrowings:

	June 30, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	3,130	75,000	10,187
2019 Notes(2)	43,000	43,000	—	—
Convertible Senior Notes(3)	75,000	70,894	75,000	70,353
SBA Debentures(4)	225,000	200,750	225,000	225,000

Total	$473,000	$317,774	$430,000	$305,540

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

In July 2012, the Company re-opened its 2019 Notes and issued an additional approximate $41.5 million in aggregate principal amount, which includes exercise of an over-allotment option, bringing the total amount of 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,106 at June 30, 2012.

(4)

In February 2012, the Company repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $100.7 million was available in HT II and $124.3 million was available in HT III.

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

During the quarter ended June 30, 2012, the Company declared a distribution of $0.24 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2012, approximately 98% would be from ordinary income and spillover earnings from 2011, and 2% would be a return of capital. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2012 distributions to shareholders will actually be.

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

Taxable income for the six month period ended June 30, 2012 was approximately $22.1 million or $0.47 per share. Taxable net realized gains for the same period were $15.3 million or approximately $0.32 per share. Taxable income for the six-month period ended June 30, 2011 was approximately $18.5 million or $0.43 per share. Taxable net realized gains for the same period were $8.8 million or approximately $0.21 per share.

6. Shareholders’ Equity

On January 20, 2012, the Company raised approximately $47.7 million, net of issuance costs, in a public offering of 5,000,000 shares of its common stock.

On July 25, 2012, the Company approved the extension of the stock repurchase plan under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock as previously approved and extended for an additional six month period set to expire on February 26, 2013. During the six month period ended June 30, 2012, the Company did not repurchase any common stock.

At June 30, 2012, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

The Company has issued stock options for common stock subject to future issuance, of which 2,637,654 and 4,231,444 were outstanding at June 30, 2012 and December 31, 2011, respectively.

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

A summary of common stock options activity under the Company’s 2006 and 2004 Plans for the six months ended June 30, 2012 and 2011 is as follows:

	Six Months Ended June 30,
	2012	2011
	Common Stock Options	Common Stock Options
Outstanding at Beginning of Period	4,231,444	4,729,849
Granted	38,000	499,700
Exercised	(490,095)	(154,015)
Cancelled	(1,141,695)	(334,558)

Outstanding at End of Period	2,637,654	4,740,976

Weighted-average exercise price	$11.92	$11.43

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2012, options for approximately 2.2 million shares were exercisable at a weighted average exercise price of approximately $12.25 per share with a weighted average remaining contractual term of 2.38 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the six-month periods ended June 30, 2012 and 2011 was approximately $67,000 and $930,000 respectively. During the three-month periods ended June 30, 2012 and 2011, approximately $116,000 and $187,000 of share-based cost due to stock option grants was expensed, respectively. During the six-month periods ended June 30, 2012 and 2011, approximately $220,000 and $354,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2012, there was approximately $603,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.9 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Expected Volatility	46.39%	46.87%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.55% - 0.97%	1.19% - 2.15%

The following table summarizes stock options outstanding and exercisable at June 30, 2012.

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $8.49	93,526	4.23	$602,640	$4.90	93,526	4.23	$602,640	$4.90
$8.67 - $13.40	1,847,878	3.44	725,157	$11.49	1,435,530	2.66	245,329	$11.87
$13.87 - $14.02	696,250	1.57	—	$14.02	696,250	1.57	—	$14.02

$4.21 - $14.02	2,637,654	2.97	$1,327,797	$11.92	2,225,306	2.38	$847,969	$12.25

During the six months ended June 30, 2012 and 2011, respectively, the Company granted approximately 677,000 and 306,600 shares of restricted stock pursuant to the Plans. Each restricted stock award granted in 2012 and 2011 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vests 25% annually on the anniversary date of the award. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the six-month periods ended June 30, 2012 and 2011, was approximately $7.3 million and $3.4 million, respectively. During the three-month periods ended June 30, 2012 and 2011, the Company expensed approximately $1.1 million and $756,000 of compensation expense related to restricted stock, respectively. During the six-month periods ended June 30, 2012 and 2011, the Company expensed approximately $1.8 million and $1.3 million of compensation expense related to restricted stock, respectively. As of June 30, 2012, there was approximately $10.5 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 3.04 years.

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator
Net increase in net assets resulting from operations	$48	$24,317	$17,153	$23,140
Less: Dividends declared-common and restricted shares	(11,928)	(9,646)	(23,340)	(19,205)

Undistributed earnings	(11,880)	14,671	(6,187)	3,935

Undistributed earnings-common shares	(11,880)	14,671	(6,187)	3,935
Add: Dividend declared-common shares	11,664	9,455	22,800	18,856

Numerator for basic and diluted change in net assets per common share	(216)	24,126	16,613	22,791

Denominator

Basic weighted average common shares outstanding	48,616	42,971	47,817	42,843
Common shares issuable	71	342	131	368

Weighted average common shares outstanding assuming dilution	48,687	43,313	47,948	43,211
Change in net assets per common share
Basic	$—	$0.56	$0.35	$0.53
Diluted	$—	$0.56	$0.35	$0.53

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three and six-month periods ended June 30, 2012 and 2011, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 2.6 million and 2.5 million shares, respectively.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2012 and 2011:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2012	2011
Per share data:
Net asset value at beginning of period	$9.83	$9.50
Net investment income	0.48	0.47
Net realized gain (loss) on investments	0.23	0.12
Net unrealized appreciation (depreciation) on investments	(0.37)	(0.05)

Total from investment operations	0.34	0.54
Net increase/(decrease) in net assets from capital share transactions	(0.20)	0.04
Distributions	(0.47)	(0.45)
Stock-based compensation expense included in investment income(1)	0.04	0.04

Net asset value at end of period	$9.54	$9.67

Ratios and supplemental data:
Per share market value at end of period	$11.34	$10.52
Total return(2)	25.42%	5.77%
Shares outstanding at end of period	49,743	43,850
Weighted average number of common shares outstanding	47,817	42,843
Net assets at end of period	$474,781	$423,901
Ratio of operating expense to average net assets	9.44%	9.45%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.92%	9.62%
Average debt outstanding	$302,084	$198,764
Weighted average debt per common share	$6.32	$4.64

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

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at June 30, 2012 totaled approximately $92.7 million. Approximately $32.6 million of these unfunded commitments are dependent upon the portfolio company reaching certain milestones before the Company’s debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $48.0 million of non-binding term sheets outstanding to six new and existing companies at June 30, 2012. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through October 2018. Total rent expense amounted to approximately $288,000 and $573,000 during the three and six-month period ended June 30, 2012 respectively. There was approximately $277,000 and $553,000 recorded in the same periods ended June 30, 2011.

Future commitments under operating leases as of June 30, 2012 were as follows:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3) (4)	$317,774	$—	$3,130	$70,894	$243,750
Operating Lease Obligations(5)	7,876	1,214	2,320	2,557	1,785

Total	$325,650	$1,214	$5,450	$73,451	$245,535

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)

Includes $200,750 in borrowings under the SBA debentures, $3.1 million of outstanding borrowings under the Wells Facility, and $43.0 million in aggregate principal amount of the 2019 Notes issued in April 2012. In July 2012, the Company re-opened its 2019 Notes and issued an additional $41.5 million in aggregate principal amount of 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of 2019 Notes issued to approximately $84.5 million in aggregate principal amount. See “Subsequent Events” below.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $4,106 at June 30, 2012.

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

12. Subsequent Events

Liquidity and Capital Resources

7.00% Senior Notes Due 2019

On July 6, 2012 the Company re-opened its 2019 Notes and issued approximately $38.8 million in aggregate principal amount of the 2019 Notes pursuant to an underwriting agreement among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named therein, relating to the issuance, offer and sale of the additional 2019 Notes. The Company granted the underwriters an option to purchase up to an additional $5.8 million in aggregate principal amount of the 2019 Notes to cover overallotments, if any. Pursuant to this option, approximately $2.7 million in aggregate principal amount of the additional 2019 Notes were issued and sold on July 12, 2012. The sale of the additional 2019 Notes generated net proceeds to the Company, before expenses and excluding accrued interest, of approximately $40.2 million.

The 2019 Notes are a further issuance of, rank equally in right of payment with, and form a single series for all purposes under the Indenture (as defined below) including, without limitation, waivers, amendments, consents, redemptions and other offers to purchase and voting, with the $43.0 million aggregate principal amount of its 2019 Notes initially issued by the Company on April 17, 2012.

On April 17, 2012, the Company and U.S. Bank National Association, as Trustee (the “Trustee”) entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture (the “Base Indenture,” and together with the First Supplemental Indenture, the “Indenture”), between the Company and U.S. Bank National Association, as Trustee (the “Trustee”), dated March 6, 2012, relating to the issuance, offer and sale of the 2019 Notes. The additional 2019 Notes were offered under the same Indenture.

The 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012.

The 2019 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness, including without limitation, the $75.0 million of Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) effectively subordinated to all of the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance, LLC.

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2019 Notes in a series may declare such 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

Wells Fargo Credit Facility

In August 2012 the Company amended its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”) under which WFCF has committed $75.0 million in initial credit capacity under a $300.0 million accordion credit facility. The Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders who may join the facility and with the agreement of WFCF and RBC Capital Markets and subject to other customary conditions. There can be no assurances that additional lenders will join the new credit facility.

The credit facility has an advance rate equal to 50% of eligible loans placed in the collateral pool. The credit facility generally requires payment of interest on a monthly basis. The Company paid an amendment fee of $375,000.

Borrowings under the credit facility will continue to be at an interest rate per annum equal to LIBOR plus 3.50%, consistent with prior facilities while the floor has been lowered from 5.00% to 4.25%, a 75 basis point reduction. Additionally, an amortization period of 12 months was added to pay down the principal balance as of the maturity date, the maturity date was extended by one year to August 2015, and the unused line fee was reduced. The amendment also increased the minimum tangible net worth when added to outstanding subordinated indebtedness from in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011 to in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. The amendment is effective as of August 1, 2012.

The Company has various financial and operating covenants required by the credit facility. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth. The credit facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

Dividend Declaration

On July 30, 2012 the Board of Directors declared a cash dividend of $0.24 per share that will be payable on August 24, 2012 to shareholders of record as of August 17, 2012. This dividend represents the Company’s twenty-eighth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.40 per share.

Renewal of Stock Repurchase Plan

On July 25, 2012, the Company approved the extension of the stock repurchase plan as previously approved under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock. Unless renewed, the stock repurchase plan will expire on February 26, 2013.

Portfolio Company Developments

On July 31, 2012, the Company received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. As of June 30, 2012 the Company valued these debt investments, which had a total cost basis of approximately $7.1 million, at a fair value of approximately $169,000. These investments were accounted for on a non-accrual basis. In the third quarter of 2012, the Company will record a realized loss of approximately $5.1 million and a reversal of previously recorded unrealized depreciation of $6.9 million for the Maxvision debt investments.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $722.8 million at June 30, 2012 as compared to $652.9 million at December 31, 2011.

During the six-month period ended June 30, 2012 we made debt and equity commitments to new and existing portfolio companies, including restructured loans, totaling $223.4 million and $16.9 million, respectively. Debt commitments for the six-month period ended June 30, 2012 included commitments of approximately $134.7 million to 17 new portfolio companies and $88.7 million, including restructured loans, to 11 existing companies. Equity commitments for the six-month period ended June 30, 2012 included commitments of approximately $14.6 million to two new portfolio companies and $2.3 million to two existing companies.

During the three and six-month periods ended June 30, 2012, we funded investments in debt securities, totaling approximately $106.9 million and $169.8 million, respectively. During the three and six-month periods ended June 30, 2012, we funded equity investments of approximately $5.0 million and $7.1 million, respectively. During the six-month period ended June 30, 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company, and the investment in Facebook, Inc. of approximately $9.6 million was transferred from Other Assets to Investments.

At June 30, 2012, we had unfunded contractual commitments of approximately $92.7 million to 22 new and existing companies. Approximately $32.6 million of these unfunded origination activity commitments are dependent upon the portfolio company reaching certain milestones before the Hercules debt commitment becomes available.

These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we have approximately $48.0 million of non-binding term sheets outstanding to six new and existing companies at June 30, 2012. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at June 30, 2012 was approximately $647.1 million, compared to a fair value of approximately $411.6 million at June 30, 2011. The fair value of the equity portfolio at June 30, 2012 and 2011 was approximately $47.6 million and $31.1 million, respectively. The fair value of our warrant portfolio at June 30, 2012 and 2011 was approximately $28.1 million and $32.5 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the six month period ended June 30, 2012, we received approximately $99.6 million of principal repayments, including normal principal amortization repayments of approximately $37.1 million, and early repayments and of approximately $62.5 million. During the six month period ended June 30, 2012, we restructured our debt investments in two portfolio companies for approximately $49.1 million and converted $356,000 of debt to equity.

During the three-month period ended June 30, 2012, two of our portfolio companies completed initial public offerings. On May 10, 2012, WageWorks, Inc. completed its initial public offering of 6,500,000 shares of common stock at a price to the public of $9.00 per share, and on May 18, 2012, Facebook Inc. completed its initial public offering of 421,233,615 shares of common stock at a price to the public of $38.00 per share.

As of June 30, 2012, we held warrants or equity positions in three companies which filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Glori Energy, Inc., iWatt, Inc., and one company that filed a registration statement confidentially under the JOBS Act. During the second quarter of 2012, BrightSource Energy, Inc. withdrew its registration statement for its initial public offering. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Total portfolio investment activity as of June 30, 2012 (unaudited) and for the year ended December 31, 2011 is as follows:

(in millions)	June 30, 2012	December 31, 2011
Beginning Portfolio	$652.9	$472.0
Purchase of debt investments	169.8	433.4
Equity Investments	7.1	2.1
Sale of Investments	(5.6)	(18.6)
Principal payments received on investments	(37.1)	(65.2)
Early pay-offs and recoveries	(62.5)	(182.1)
Accretion of loan discounts and paid-in-kind principal	6.2	6.6
Net change in unrealized depreciation in investments	(17.7)	4.7
Net change in unrealized appreciation (depreciation) in Citigroup participation	0.1	(0.2)
Conversion of Other Assets to Equity	9.6	0.2
Restructure fundings	—	16.1
Restructure payoffs	—	(16.1)

Ending Portfolio	$722.8	$652.9

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2012 (unaudited) and December 31, 2011 (excluding unearned income).

	June 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$570,551	78.9%	$482,268	73.9%
Senior secured debt	104,633	14.5%	133,544	20.4%
Preferred stock	29,507	4.1%	30,181	4.6%
Common Stock	18,122	2.5%	6,877	1.1%

	$722,813	100.0%	$652,870	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	June 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$711,181	98.4%	$634,736	97.2%
England	6,819	0.9%	8,266	1.3%
Iceland	4,708	0.7%	4,970	0.7%
Ireland	105	0.0%	3,842	0.6%
Canada	—	0.0%	672	0.1%
Israel	—	0.0%	384	0.1%

	$722,813	100.0%	$652,870	100.0%

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

The following table shows the fair value of our portfolio by industry sector at June 30, 2012 (unaudited) and December 31, 2011:

	June 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$136,872	18.9%	$131,428	20.1%
Software	87,953	12.2%	27,850	4.3%
Clean Tech	83,807	11.6%	64,587	9.9%
Drug Delivery	70,186	9.7%	62,665	9.6%
Internet Consumer & Business Services	68,521	9.5%	117,542	18.0%
Media/Content/Info	47,750	6.6%	38,476	5.9%
Communications & Networking	41,271	5.7%	28,618	4.4%
Healthcare Services, Other	38,484	5.3%	—	0.0%
Information Services	34,058	4.7%	45,850	7.0%
Therapeutic	19,236	2.7%	35,911	5.5%
Diagnostic	17,287	2.4%	15,158	2.3%
Medical Device & Equipment	13,292	1.9%	—	0.0%
Specialty Pharma	13,188	1.8%	39,384	6.0%
Consumer & Business Products	13,175	1.8%	4,186	0.6%
Surgical Devices	12,285	1.7%	11,566	1.8%
Biotechnology Tools	12,228	1.7%	18,693	2.9%
Semiconductors	8,017	1.1%	9,733	1.5%
Electronics & Computer Hardware	5,203	0.7%	1,223	0.2%
Energy	—	0.0%	—	0.0%

	$722,813	100.0%	$652,870	100.0%

The largest portfolio companies vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. As of June 30, 2012 and December 31, 2011, our ten largest portfolio companies represented approximately 37.1% and 37.9%, respectively, of the total fair value of our investments in portfolio companies. At June 30, 2012 and December 31, 2011, we had six and seven investments, respectively, that represented 5% or more of our net assets. At June 30, 2012, we had five equity investments representing approximately 61.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2011, we had seven equity investments which represented approximately 63.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of June 30, 2012, approximately 61.9% of the fair value of our portfolio was composed of investments in five industries: 18.9% was composed of investments in the drug discovery and development industry, 12.2% was composed of investments in the software industry, 11.6% was composed of investments in the clean technology industry, 9.7% was composed of investments in the internet drug delivery industry; and 9.5% was composed of investments in the internet consumer and business services industry.

As of June 30, 2012, over 99.0% of our debt investments were in a senior secured first lien position, and more than 94.9% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round at the time of issuance. As of June 30, 2012, we held warrants in 115 portfolio companies, with a fair value of approximately $28.1 million. The fair value of the warrant portfolio has decreased by approximately 6.3% as compared to the fair value of $30.0 million at December 31, 2011. The decrease was primarily driven by the realized gain and exit from two of our portfolio companies during the second quarter of 2012. These warrant holdings would require us to invest approximately $74.6 million to exercise such warrants.

Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which have monetized since inception, we have realized warrant and equity gain multiples in the range of approximately 1.04x to 10.17x based on the historical rate of return on our investments. However, our current warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests. The value of our senior secured debt (without warrants) at June 30, 2012 was approximately $104.6 million compared to approximately $133.5 million at December 31, 2011. The increase in 2011 was primarily attributable to two new investments in lower middle market technology companies, which typically do not have equity enhancement features.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six-months ended June 30, 2012 and June 30, 2011:

(in thousands)	Three months ended June 30, 2012						Six months ended June 30, 2012
Portfolio Company	Type	Fair Value at June 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$169	$13	$(313)	$—	$—	$26	$(287)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	1,504	—	411	—	—	5	1,486	—	—
Gelesis	Non-Controlled Affiliate	5,693	205	672	—	—	445	891	—	—

Total		$7,366	$218	$770	$—	$—	$476	$2,090	$—	$—

(in thousands)	Three months ended June 30, 2011						Six months ended June 30, 2011
Portfolio Company	Type	Fair Value at June 30, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$3,037	$446	$(2,060)	$—	$—	$852	$(3,560)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	53	3	(2,334)	—	—	3	(3,372)	—	—

Total		$3,090	$449	$(4,394)	$—	$—	$855	$(6,932)	$—	$—

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2012 (unaudited) and December 31, 2011, respectively.

	June 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$119,727	18.5%	$104,516	17.8%
2	389,607	60.2%	403,114	68.8%
3	128,396	19.9%	70,388	12.0%
4	9,169	1.4%	6,722	1.2%
5	169	0.0%	1,027	0.2%

	$647,068	100.0%	$585,767	100.0%

As of June 30, 2012, our investments had a weighted average investment grading of 2.08 as compared to 2.01 at December 31, 2011. The downgrade in investment grading is primarily attributable to eight companies being downgraded from a 2 to a 3, one company being downgraded from a 3 to a 4, one company being downgraded from a 1 to a 3 and one company being downgraded from a 2 to a 4. This overall downgrade was partially offset by four companies being upgraded from a 3 to a 2, four companies being upgraded from a 2 to a 1 and the complete payoffs of one rated 1, four rated 2, one rated 3 and one rated 4 as of June 30, 2012. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At June 30, 2012, 46 portfolio companies were graded 2, 18 portfolio companies were graded 3, three portfolio companies were graded 4, and one portfolio company was graded 5 as compared to 43 portfolio companies that were graded 2, 12 portfolio companies that were graded 3, two portfolio companies that were grade 4, and two portfolio companies that were graded 5 at December 31, 2011.

At June 30, 2012, there was one portfolio company on non-accrual status with a fair value of $169,000. There was one portfolio company on non-accrual status as of December 31, 2011 with a fair value of approximately $1.0 million.

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to approximately 13.9% as of June 30, 2012. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $2.9 million and $4.5 million of unamortized fees at June 30, 2012 and December 31, 2011, respectively, and approximately $4.8 million and $4.4 million in exit fees receivable at June 30, 2012 and December 31, 2011, respectively. We recognize nonrecurring fees amortized over the remaining term of the loan relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and original issue discount (“OID”) related to early loan pay-off or material modification of the specific debt outstanding.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $569,000 and $1.1 million in PIK income in the six month periods ended June 30, 2012 and 2011. In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the six month period ended June 30, 2012.

In some cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At June 30, 2012, approximately 63.1% our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 33.8% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, 2.3% of portfolio company loans had a first priority security in only their intellectual property, and 0.8% of portfolio company loans had an equipment only lien.

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

The effective yield on our debt investments for the three-month periods ended June 30, 2012 and 2011 was 15.2% and 18.4%, respectively. This yield was lower period over period due to fewer fee accelerations attributed to early payoffs and one-time events during the current year as compared to the prior year. The effective yield excluding payoffs on our debt investments for the three month periods ended June 30, 2012 and 2011 was 13.3% and 15.7%, respectively. The decline in this rate is due primarily to the repayments of debt investments that had higher effective yields than the debt investments made in the past three to four quarters.

The overall weighted average yield to maturity of our loan investments was approximately 12.6% at both June 30, 2012 and December 31, 2011. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Results of Operations

Comparison of the three and six month periods ended June 30, 2012 and 2011

Investment Income

Total investment income for the three and six-month periods ended June 30, 2012 totaled approximately $23.9 million and $46.2 million, respectively, compared to $20.8 million and $40.0 million for the three and six-month periods ended June 30, 2011, respectively.

Interest income for the three and six-month periods ended June 30, 2012 totaled approximately $21.1 million and $41.4 million, respectively, compared to $18.1 million and $34.5 million for the three and six-month periods ended June 30, 2011, respectively. The increase in interest income is attributable to an increase of loan interest income and back end interest income of approximately $4.0 million and $8.5 million for the three and six-month periods ended June 30, 2012, respectively, partially offset by decreases in default interest income, OID interest income and PIK interest income of approximately $849,000 and $1.4 million for the three and six-month periods ended June 30, 2012, respectively.

Income from commitment, facility and loan related fees for the three and six-month periods ended June 30, 2012 totaled approximately $2.7 million and $4.8 million, respectively, compared to $2.8 million and $5.4 million for the three and six-month periods ended June 30, 2011, respectively. The decrease in income from commitment, facility and loan related fees is primarily the result of a decrease in facility fees, one time fees and amendment revenue of approximately $319,000 and $1.0 million for the three and six-month periods ended June 30, 2012, respectively, partially offset by an increase in commitment fees of approximately $216,000 and $327,000 for the three and six-month periods ended June 30, 2012, respectively.

The following table shows the PIK-related activity for the six months ended June 30, 2012 and 2011, at cost:

	Six months ended June 30,
(in thousands)	2012	2011
Beginning PIK loan balance	$2,041	$3,955
PIK interest capitalized during the period	584	1,431
Payments received from PIK loans	—	(3,222)
PIK converted to other securities	—	(440)
Realized Loss	—	—

Ending PIK loan balance	$2,625	$1,724

The decrease in payments received from PIK loans and PIK interest capitalized during the six months ended June 30, 2012 is due to approximately $1.4 million, $894,000, $207,000 and $166,000 of PIK collected in conjunction with the sale of our investment in Infologix, Inc. and the early payoffs of IPA Holdings, LLC., Unify Corporation and Velocity Technology Solutions, Inc., respectively, in the six-months ended June 30, 2011. The decrease in PIK converted to other securities during the six months June 30, 2012 is due to approximately $440,000 related to the conversion of MaxVision Holding, LLC. debt to equity in six months period ended June 30, 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the three and six-month periods ended June 30, 2012 and 2011, respectively.

Operating Expenses

Operating expenses, which are comprised of interest and fees on borrowings, general and administrative and employee compensation, totaled approximately $11.5 million and $10.5 million during the three month periods ended June 30, 2012 and 2011, respectively. Operating expenses totaled approximately $22.5 million and $19.8 million during the six month periods ended June 30, 2012 and 2011, respectively.

Interest and fees on borrowings totaled approximately $5.2 million and $10.2 million during the three and six-month periods ended June 30, 2012, respectively, and approximately $3.8 million and $7.0 million during the three and six months periods ended June 30, 2011, respectively. The increase is primarily attributed to interest and fee expenses of $1.1 million and $2.3 million during the three and six-month periods ended June 30, 2012, respectively, related to the $75.0 million of Convertible Senior Notes issued on April 15, 2011 and approximately $668,000 related to the $43.0 million of 2019 Notes issued on April 17, 2012. Additionally, we incurred approximately $271,000 and $541,000 of non cash interest expense during the three and six-month periods ended June 30, 2012, respectively, and $225,000 during both the three and six-month periods ended June 30, 2011 attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. Additionally, we recognized an acceleration of approximately $457,000 of unamortized fees in connection with the pay down of $24.3 million SBA debentures in February 2012.

We had a weighted average cost of debt comprised of interest and fees of approximately 6.7% at June 30, 2012, as compared to 6.6% during the second quarter of 2011. The increase was primarily attributed to the weighted average cost of debt on the 2019 Notes of 7.6%, which closed in April 2012, offset by a lower weighted average cost of debt on outstanding SBA debentures of 4.9% in the second quarter of 2012 versus 5.6% in the second quarter of 2011.

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, workout and various other expenses. Expenses decreased to $1.9 million from $2.3 million for the three month periods ended June 30, 2012 and 2011, respectively. These decreases were primarily due to decreases of approximately $222,000, $162,000 and $132,000 in outside services, SEC printing expenses and legal disbursements, respectively, partially offset by an increase in public relations expenses of approximately $118,000 for the three month period ended June 30, 2012.

Expenses decreased to $3.7 million from $4.5 million for the six month periods ended June 30, 2012 and 2011, respectively. These decreases were primarily due to decreases of approximately $241,000, $187,000, $185,000, $141,000 and $134,000 in auditing fees, outside services, legal disbursements, workout related expenses and SEC printing expenses, respectively, partially offset by an increase in public relations expenses of approximately $183,000 for the six month period ended June 30, 2012.

Employee compensation and benefits totaled approximately $3.3 million and $6.6 million during the three and six-month periods ended June 30, 2012, respectively. Employee compensation and benefits totaled approximately $3.4 million and $6.6 million during the three and six-month periods ended June 30, 2011, respectively. Stock-based compensation totaled approximately $1.2 million and $927,000 during the three-month periods ended June 30, 2012 and 2011, respectively, and approximately $2.0 million and $1.6 million during the six-month periods ended June 30, 2012 and 2011, respectively. These increases were due primarily to the expense on restricted stock grants of approximately 672,000 shares issued in the first quarter of 2012. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.25 for the quarter ended June 30, 2012 compared to $0.24 per share in the quarter ended June 30, 2011, based on 48,615,780 and 42,970,747 weighted average shares outstanding, respectively. Net investment income before investment gains and losses for the three and six-month periods ended June 30, 2012 totaled approximately $12.3 million and $23.7 million, respectively, as compared to $10.4 million and $20.2 million in the three and six-month periods ended June 30, 2011, respectively. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

During the three and six month periods ended June 30, 2012, we recognized net realized gains of approximately $8.3 million and $11.1 million on the portfolio, respectively. During the quarter ended June 30, 2012, we recorded approximately $5.3 million, $2.4 million and $862,000 of realized gains from the sale of equity in NEXX Systems, Inc., Annie’s, Inc. and Bullhorn, Inc., respectively. These gains were partially offset by realized losses due to the expiration of warrants in three private portfolio companies that had a cost basis of approximately $222,000.

During the three and six-months ended June 30, 2011 we recognized total net realized gains of approximately $497,000 for the sale of equity in Aegerion Pharmaceuticals, Inc. and $10.1 million from the sale of common stock in its public portfolio companies and realized gains of approximately $162,000 and realized losses of approximately $5.1 million from equity, loan, and warrant investments in portfolio companies that have been liquidated.

A summary of realized gains and losses for the three and six month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Realized gains	$8,485	$665	$12,175	$10,264
Realized losses	(222)	(6)	(1,035)	(5,235)

Net realized gains (losses)	$8,263	$659	$11,140	$5,029

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors.

The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands)	Amount	Amount	Amount	Amount
Gross unrealized appreciation on portfolio investments	$6,353	$23,676	$25,534	$30,016
Gross unrealized depreciation on portfolio investments	(19,991)	(9,521)	(32,343)	(27,410)
Reversal of prior period net unrealized appreciation upon a realization	(7,081)	(455)	(11,590)	(9,901)
Reversal of prior period net unrealized depreciation upon a realization	190	—	619	5,606
Citigroup Warrant Participation	4	(402)	108	(365)

Net unrealized appreciation (depreciation) on portfolio investments	$(20,525)	$13,298	$(17,672)	$(2,054)

During the three month period ended June 30, 2012, we recorded approximately $20.5 million of net unrealized depreciation from our loans, warrant and equity investments. Approximately $5.0 million and $5.8 million is attributed to net unrealized depreciation on equity and warrants, respectively, of which approximately $5.2 million and $1.7 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain. Additionally, we recorded approximately $500,000 of unrealized depreciation attributed to reduced expectations of escrow proceeds previously anticipated to be collected.

We recorded approximately $9.2 million net unrealized depreciation on our debt investments related to decreases in fair value adjustments made as a result of an increase in current quarter effective yield.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three month period ended June 30, 2012.

	Three Months Ended June 30, 2012
(in millions)	Loans	Equity	Warrants	Other Assets	Total

Collateral based impairments	$(0.6)				$(0.6)

Reversals due to Loan Payoffs & Warrant/Equity sales	(0.3)	(1.7)	(5.2)	(0.5)	(7.7)

Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets		(3.9)	0.4		(3.5)
Level 3 Assets	(8.3)	0.6	(1.0)		(8.7)

Total Fair Value Market/Yield Adjustments	(8.3)	(3.3)	(0.6)	—	(12.2)

Total Unrealized Appreciation/(Depreciation)	$(9.2)	$(5.0)	$(5.8)	$(0.5)	$(20.5)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

During the six month period ended June 30, 2012, we recorded approximately $17.7 million of net unrealized depreciation from our loans, warrant and equity investments. Approximately $2.3 million and $4.2 million is attributed to net unrealized depreciation on equity and warrants, respectively, of which approximately $6.4 million and $4.6 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain. Additionally, we recorded approximately $500,000 of unrealized depreciation attributed to reduced expectations of escrow proceeds previously anticipated to be collected.

We recorded approximately $10.7 million net unrealized depreciation on our debt investments related to fluctuations in current market interest rates.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the six month period ended June 30, 2012.

	Six Months Ended June 30, 2012
(in millions)	Loans	Equity	Warrants	Other Assets	Total

Collateral based impairments	$(0.6)				$(0.6)

Reversals due to Loan Payoffs & Warrant/Equity sales	1.0	(4.6)	(6.4)	(0.5)	(10.5)

Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets		(4.2)	1.5		(2.7)
Level 3 Assets	(11.1)	6.5	0.7		(3.9)

Total Fair Value Market/Yield Adjustments	(11.1)	2.3	2.2	—	(6.6)

Total Unrealized Appreciation/(Depreciation)	$(10.7)	$(2.3)	$(4.2)	$(0.5)	$(17.7)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

As of June 30, 2012, the net unrealized depreciation recognized by us was increased by approximately $108,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

During the three month period ended June 30, 2011, we recorded approximately $13.3 million of net unrealized appreciation from our loans, warrant and equity investments. During the six month period ended June 30, 2011, we recorded approximately $2.1 million of net unrealized depreciation from our loans, warrant and equity investments.

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three and six months ended June 30, 2012, the net increase in net assets resulting from operations totaled approximately $48,000 and $17.2 million, respectively. For the three and six months ended June 30, 2011, the net decrease in net assets resulting from operations totaled approximately $24.3 million and $23.1 million, respectively. These changes are made up of the items previously described.

There was no net change in net assets per common share for the three month period ended June 30, 2012 and basic and fully diluted net change in net assets per common share for the six-month period ended June 30, 2012 was $0.35. The basic and fully diluted net change in net assets per common share was $0.56 and $0.53, respectively, for the three and six-month periods ended June 30, 2011.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our credit facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the rotation of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

At June 30, 2012, we had $75.0 million of Convertible Senior Notes payable, $43.0 million of 2019 Notes and approximately $200.7 million of SBA debentures payable. We had approximately $3.1 million outstanding to the Wells Facility and no borrowings outstanding under the Union Bank Facility. In July 2012, we re-opened our 2019 Notes, and issued an additional amount of approximately $41.5 million in aggregate principal amount, which includes exercise of an over-allotment option, bringing the total amount of 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

During the six months ended June 30, 2012, our operating activities used $42.7 million of cash and cash equivalents, compared to $20.3 million provided during the six months ended June 30, 2011. The $63.0 million decrease in cash provided by operating activities resulted primarily from a reduction of principal payments received on investments of approximately $78.4 million, partially offset by an increase in net unrealized appreciation of $15.6 million and a decrease in purchase of investments of $12.1 million during the six month period ended June 30, 2012. During the six months ended June 30, 2012, our financing activities provided $34.4 million of cash, compared to $70.9 million provided during the six months ended June 30, 2011. This $36.5 million decrease in cash provided by financing activities was primarily attributed to net proceeds from the issuance of common stock of $46.7 million, offset by the repayments of borrowings of approximately $46.3 million and by cash dividend payments of $22.1 million.

As of June 30, 2012, net assets totaled $474.8 million, with a net asset value per share of $9.54. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

In January 2012, we completed a follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million, before deducting offering expenses, to us. Additionally, we expect to raise additional capital to support our future growth through future equity and debt offerings, and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2012 Annual Shareholder Meeting held on May 30, 2012, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 20% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2012 our asset coverage ratio under our regulatory requirements as a business development company was 654.3%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBA debentures was 246.2% at June 30, 2012. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage.

At June 30, 2012 (unaudited) and December 31, 2011, we had the following borrowing capacity and outstanding amounts:

	June 30, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)

Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	3,130	75,000	10,187
2019 Notes(2)	43,000	43,000	—	—
Convertible Senior Notes(3)	75,000	70,894	75,000	70,353
SBA Debentures(4)	225,000	200,750	225,000	225,000

Total	$473,000	$317,774	$430,000	$305,540

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In July 2012, we re-opened our 2019 Notes and issued an additional $41.5 million in aggregate principal amount of 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,106 at June 30, 2012.

(4)

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $100.7 million was available in HT II and $124.3 million was available in HT III.

On September 27, 2006, HT II received a license and on May 26, 2010 HT III received a license to operate as SBICs under the SBIC program and are able to borrow funds from the SBA against eligible investments. As of June 30, 2012, all required contributed capital from the Company has been invested into HT II and HT III. We are the sole limited partner of HT II and HT III and HTM is the general partner. HTM is our wholly-owned subsidiary. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2012 as a result of having sufficient capital as defined under the SBA regulations. HT II and HT III hold approximately $203.8 million and $185.1 million in assets, respectively, and accounted for approximately 19.1% and 17.3% of our total assets prior to consolidation at June 30, 2012.

With our net investment of $75.0 million in HT II as of June 30, 2012, HT II has the capacity to issue a total of $100.7 million of SBA guaranteed debentures, of which $100.7 million was outstanding at June 30, 2012. As of June 30, 2012, HT II has paid the SBA commitment fees of approximately $1.5 million. As of June 30, 2012, we held investments in HT II in 52 companies with a fair value of approximately $179.7 million, accounting for approximately 24.9% of our total portfolio at June 30, 2012.

As of June 30, 2012, HT III had the potential to borrow up to $124.3 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $62.3 million in HT III as of June 30, 2012, HT III has the capacity to issue a total of $124.3 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding at June 30, 2012. As of June 30, 2012, HT III has paid the SBA commitment fees of approximately $1.2 million. As of June 30, 2012, we held investments in HT III in 27 companies with a fair value of approximately $140.3 million accounting for approximately 19.4% of our total portfolio at June 30, 2012.

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	June 30, 2012	December 31, 2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$12,000	$12,000
March 26, 2008	March 1, 2018	6.38%	47,550	58,050
September 24, 2008	September 1, 2018	6.63%	—	13,750
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000

Total SBA Debentures			$200,750	$225,000

(1)	Interest rate includes annual charge

As of June 30, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at June 30, 2012 there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, and in June 2012 the SBA approved an additional $24.3 million under HT III, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of June 30, 2012, we had unfunded commitments of approximately $92.7 million. Approximately $32.6 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $48.0 million of non-binding term sheets outstanding to six new and existing companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2012:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$317,774	$—	$3,130	$70,894	$243,750
Operating Lease Obligations(5)	7,876	1,214	2,320	2,557	1,785

Total	$325,650	$1,214	$5,450	$73,451	$245,535

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $200,750 in borrowings under the SBA debentures, $3.1 million outstanding under the Wells Facility and $43.0 million in aggregate principal amount of the 2019 Notes issued in April 2012. In July 2012, the Company re-opened its 2019 Notes, and issued an additional $41.5 million in aggregate principal amount of 2019 Notes, which included exercise of an over-allotment option, bringing the total amount of 2019 Notes issued to approximately $84.5 million in aggregate principal amount. See “Subsequent Events” below.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $4,106 at June 30, 2012.

(5)	Long-term facility leases.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. HT II has a total of $100.7 million of SBA guaranteed debentures outstanding as of June 30, 2012 and has paid the SBA commitment fees of approximately $1.5 million. As of June 30, 2012, the Company held investments in HT II in 52 companies with a fair value of approximately $179.7 million, accounting for approximately 24.9% of our total portfolio at June 30, 2012.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $62.3 million in HT III as of June 30, 2012, HT III has the capacity to issue a total of $124.3 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of June 30, 2012. As of June 30, 2012, HT III has paid commitment fees of approximately $1.2 million. As of June 30, 2012, we held investments in HT III in 27 companies with a fair value of approximately $140.3 million accounting for approximately 19.4% of our total portfolio at June 30, 2012.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.77% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 21, 2012 were 0.285% and 0.515% depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended June 30, 2012 for HT II was approximately $100.7 million with an average interest rate of approximately 6.3%. The average amount of debentures outstanding for the quarter ended June 30, 2012 for HT III was approximately $100.0 million with an average interest rate of approximately 3.6%.

In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2011, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $100.7 million was available in HT II and $124.3 million was available in HT III.

As of June 30, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at June 30, 2012 there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, and in June 2012 the SBA approved an additional $24.3 million under HT III, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. For the three-month period ended June 30, 2012, this non-use fee was approximately $140,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. At June 30, 2012, there was approximately $3.1 million outstanding under the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of June 30, 2012, the minimum tangible net worth covenant has increased to $357.2 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2012. See “Subsequent Events” for a discussion of an amendment to the Wells Facility.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended June 30, 2012, this nonuse fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At June 30, 2012, there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of June 30, 2012, the minimum tangible net worth covenant has increased to $356.5 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for net proceeds of approximately $47.2 million. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. On March 30, 2012 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to the offer and sale of the Company’s 2019 Notes. We were in compliance with all covenants at June 30, 2012.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, we paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $606,000 as of June 30, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between July 2012 and January 2017.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of June 30, 2012, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $70.9 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders.

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

As of June 30, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(4,106)

Carrying value of debt	$70,894

For the three and six months ended June 30, 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended June, 2012	Six Months Ended June, 2012
Stated interest expense	$1,125	$2,250
Accretion of original issue discount	271	541
Amortization of debt issuance cost	144	289

Total interest expense	$1,540	$3,080

Cash paid for interest expense	$2,250	$2,250

As of June 30, 2012, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note to our consolidated financial statements for more detail on the Convertible Senior Notes.

2019 Notes

On April 17, 2012, we and U.S. Bank, N.A. (the “Trustee”), entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture (the “Indenture”) between us and the Trustee, dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”). The sale of the 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

The 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGZ.”

The 2019 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75.0 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance, LLC.

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2019 Notes in a series may declare such 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement. In July 2012, we re-opened our 2019 Notes and issued an additional $41.5 million in aggregate principal amount of 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

For the three months and six months ended June 30, 2012, the components of interest expense and cash paid for interest expense for the 2019 Notes are as follows:

(in thousands)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Stated interest expense	$619	$619
Amortization of debt issuance cost	49	49

Total interest expense	$668	$668

Cash paid for interest expense	$—	$—

As of June 30, 2012, we are in compliance with the terms of the indenture governing the 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

Outstanding Borrowings

At June 30, 2012 (unaudited) and December 31, 2011, we had the following borrowing capacity and outstanding borrowings:

	June 30, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	3,130	75,000	10,187
2019 Notes(2)	43,000	43,000	—	—
Convertible Senior Notes(3)	75,000	70,894	75,000	70,353
SBA Debentures(4)	225,000	200,750	225,000	225,000

Total	$473,000	$317,774	$430,000	$305,540

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In July 2012, we re-opened our 2019 Notes and issued an additional $41.5 million in aggregate principal amount, which includes exercise of an over-allotment option, bringing the total amount of 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $4,106 at June 30, 2012.

(4)

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III, bringing the total available borrowings to $225.0 million, of which $100.7 million was available in HT II and $124.3 million was available in HT III.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24

			$7.40

*	Dividend paid in cash and stock.

On July 30, 2012 the Board of Directors declared a cash dividend of $0.24 per share to be paid on August 24, 2012 to shareholders of record as of August 17, 2012. This dividend represents the Company’s twenty-eighth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $7.40 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the tax attributes of our 2012 distributions to stockholders. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2012, approximately 98% would be from ordinary income and spillover earnings from 2011, and 2% would be a return of capital.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At June 30, 2012, approximately 90.1% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Quantitative Information about Level 3 Fair Value Measurements of Debt Investments

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$218,877	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.9% - 19.6% (2.0%) - 3.0%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	61.54% 0.27% 21.3

Medical Devices - Debt	40,984	Market Comparable Companies	Hypothetical Market Yield	14.1%
			Premium	0.0% - 1.3%

Technology - Debt	133,737	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.5% - 17.3% (1.5%) - 1.5%

Clean Tech - Debt	80,830	Market Comparable Companies	Hypothetical Market Yield Premium	15.4% - 19.7% 0.0% - 1.0%

Lower Middle Market - Debt	172,640	Market Comparable Companies	Hypothetical Market Yield	10.7% - 16.9%
			Premium	0.0% - 5.0%
		Broker Quote(d)	Price Quotes	93.5% - 99% of par
		Liquidation	Investment Collateral	$50 - $293
			Other Costs	$63 - $99

Total Level Three Debt Investments	$647,068

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

Pharmaceuticals, above, is comprised of debt investments in the Therapeutic, Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, and Diagnostics and Biotechnology industries in the Schedule of Investments.

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

Clean Tech, above, aligns with the Clean Tech Industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Quantitative Information about Level 3 Fair Value Measurements of Warrants and Equity Investments

Investment Type -	Fair Value at June 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(in thousands)
Level Three Warrant and Equity Investments	$52,832	Market Comparable Companies	EBITDA Multiple(b)	3.6x - 31.3x
			Revenue Multiple(b)	0.58x - 2.97x
			Discount for Lack of Marketability(c)	11.5% - 25.0%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	49.81% - 61.54%
			Risk-Free Interest Rate	0.19% - 0.56%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$52,832

(a)	The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of June 30, 2012, we had one portfolio company on non-accrual status with an approximate cost of $7.1 million and a fair value of approximately $169,000. There was one portfolio company on non-accrual status with an approximate cost of $7.7 million and a fair value of approximately $1.0 million as of December 31, 2011.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $271,000 and $569,000 in PIK income in the three and six-month periods ended June 30, 2012, respectively. We recorded approximately $524,000 and $1.1 million in the same periods ended June 30, 2011, respectively.

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

Subsequent Events

Liquidity and Capital Resources

7.00% Senior Notes Due 2019

On July 6, 2012, we re-opened our 2019 Notes and issued approximately $38.8 million in aggregate principal amount of the 2019 Notes pursuant to an underwriting agreement among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named therein, relating to the issuance, offer and sale of the 2019 Notes. We granted the underwriters an option to purchase up to an additional $5.8 million in aggregate principal amount of the 2019 Notes to cover overallotments, if any. Pursuant to this option, approximately $2.7 million in aggregate principal amount of the 2019 Notes were issued and sold on July 12, 2012. The sale of the 2019 Notes generated net proceeds to us, before expenses and excluding accrued interest, of approximately $40.2 million.

The 2019 Notes are a further issuance of, rank equally in right of payment with, and form a single series for all purposes under the Indenture (as defined below) including, without limitation, waivers, amendments, consents, redemptions and other offers to purchase and voting, with the $43.0 million aggregate principal amount initially issued by us on April 17, 2012.

On April 17, 2012, we and U.S. Bank National Association, as Trustee (the “Trustee”) entered into the First Supplemental Indenture (the “First Supplemental Indenture”) to the Indenture (the “Base Indenture,” and together with the First Supplemental Indenture, the “Indenture”), between us and U.S. Bank National Association, as Trustee (the “Trustee”), dated March 6, 2012, relating to the issuance, offer and sale of the additional 2019 Notes were offered under the same Indenture.

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

The 2019 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75.0 million Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2019 Notes (iii) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

        The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2019 Notes in a series may declare such 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

Wells Credit Facility

In August 2012 we amended our credit facility with Wells Fargo Capital Finance, LLC (“WFCF”) under which WFCF has committed $75.0 million in initial credit capacity under a $300.0 million accordion credit facility. We can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders who may join the facility and with the agreement of WFCF and RBC Capital Markets and subject to other customary conditions. There can be no assurances that additional lenders will join the new credit facility.

The credit facility has an advance rate equal to 50% of eligible loans placed in the collateral pool. The credit facility generally requires payment of interest on a monthly basis. We paid an amendment fee of $375,000.

Borrowings under the credit facility will continue to be at an interest rate per annum equal to LIBOR plus 3.50%, consistent with prior facilities while the floor has been lowered from 5.00% to 4.25%, a 75 basis point reduction. Additionally, an amortization period of 12 months was added to pay down the principal balance as of the maturity date, the maturity date was extended by one year to August 2015, and the unused line fee was reduced. The amendment also increased the minimum tangible net worth when added to outstanding subordinated indebtedness from in excess of $314.0 million plus 90% of the cumulative amount of equity raised after March 31, 2011 to in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. The amendment is effective as of August 1, 2012.

We have various financial and operating covenants required by the credit facility. These covenants require us to maintain certain financial ratios and a minimum tangible net worth. The credit facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

Renewal of Stock Repurchase Plan

On July 25, 2012, we approved the extension of the stock repurchase plan as previously approved under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock. Unless renewed, the stock repurchase plan will expire on February 26, 2013.

Dividend Declaration

On July 30, 2012 the Board of Directors declared a cash dividend of $0.24 per share that will be payable on August 24, 2012 to shareholders of record as of August 17, 2012. This dividend represents the Company’s twenty-eighth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.40 per share.

Portfolio Company Developments

On July 31, 2012, we received payment of $2.0 million for our total debt investments in Maxvision Holding, L.L.C. As of June 30, 2012 we valued these debt investments, which had a total cost basis of approximately $7.1 million, at a fair value of approximately $169,000. These investments were accounted for on a non-accrual basis. In the third quarter of 2012, we will record a realized loss of approximately $5.1 million and a reversal of previously recorded unrealized depreciation of $6.9 million for our Maxvision debt investments.

Closed and Pending Commitments

As of August 2, 2012, we have:

a.	Closed commitments of approximately $100,000 to new and existing portfolio companies, and funded approximately $3.3 million since the close of the second quarter of 2012.

b.	Pending commitments (signed non-binding term sheets) of approximately $129.5 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1- June 30, 2012 Closed Commitments	$240.3
Q3-12 Closed Commitments (as of August 2, 2012)	$0.1

Total 2012 Closed Commitments(a)	$240.4
Pending Commitments (as of August 2, 2012)(b)	$129.5

Total	$369.9

Notes:

a.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.
b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2012, approximately 94.9% of our portfolio loans were at variable rates or variable rates with a floor and 5.1% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding six months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in six-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 2.77% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 21, 2012 were 0.285% and 0.515% depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended June 30, 2012 for HT II was approximately $100.7 million with an average interest rate of approximately 6.3%. The average amount of debentures outstanding for the quarter ended June 30, 2012 for HT III was approximately $100.0 million with an average interest rate of approximately 3.6%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 5.00% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires the monthly payment of a non-use fee of 0.3% for each payment date on or before September 1, 2011. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.75%. For the three-month period ended June 30, 2012, this non-use fee was approximately $140,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. At June 30, 2012, there was approximately $3.1 million outstanding under the Wells Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility required the payment of an unused fee of 0.50% annually. For the three-month period ended June 30, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at June 30, 2012. On November 2, 2011, we renewed and amended the Union Bank Facility. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility will mature on November 2, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months.

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

The 2019 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

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

At June 30, 2012, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations and cash flows.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

It is likely that the terms of any current or future borrowings, long-term or revolving credit or warehouse facility we may enter into may constrain our ability to grow our business.

Under our borrowings and credit facilities, including our Union Bank and Wells credit facilities, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our current credit facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a securities interest in our assets in connection with any such credit facilities and borrowings.

Our current credit facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, such credit facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under the facilities and accelerated maturity dates for all amounts outstanding under the facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

The terms of future available financing may place limits on our financial and operation flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of June 30, 2012, HT II had the potential to borrow up to $125.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $75.0 million in HT II as of June 30, 2012, HT II has the capacity to issue a total of $100.7 million of SBA guaranteed debentures, subject to SBA approval, of which $100.7 million is outstanding as of June 30, 2012.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of June 30, 2012, HT III had the potential to borrow up to $100.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $62.3 million in HT III as of June 30, 2012, HT III has the capacity to issue a total of $124.3 million of SBA guaranteed debentures, subject to SBA approval, of which $100.0 million was outstanding as of June 30, 2012.

As of June 30, 2012, there was $200.7 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Access to the remaining leverage is subject to SBA approval and compliance with SBA regulations.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

In addition to regulatory restrictions that restrict our ability to raise capital, the Wells Facility, the Union Bank Facility, the Convertible Senior Notes, and the 2019 Notes contain various covenants which, if not complied with, could accelerate repayment under the facility or require us to repurchase the Convertible Senior Notes or 2019 Notes, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreements governing the Wells Facility, the Union Bank Facility, the Convertible Senior Notes and 2019 Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under the Wells Facility and the Union Bank facility or the trustee or holders under the Convertible Senior Notes or 2019 Notes, could accelerate repayment under the facilities or the Convertible Senior Notes or 2019 Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments either through equity offerings or through additional borrowings.

As of June 30, 2012, we had unfunded commitments of approximately $92.7 million. Approximately $32.6 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

Pending legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2012 that represent greater than 5% of net assets:

	June 30, 2012
(in thousands)	Fair Value	Percentage of Net Assets
Box.net, Inc.	$43,093	9.1%
BrightSource Energy, Inc.	$35,487	7.5%
Aveo Pharmaceuticals, Inc.	$29,071	6.1%
Women’s Marketing, Inc.	$27,447	5.8%
Tectura Corporation	$26,451	5.6%
Anthera Pharmaceuticals, Inc.	$24,099	5.1%

Box.net Inc. is an online storage and sharing service that gives users access to their files from anywhere.

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt securities that we acquire, the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our portfolio composition, the degree to which we encounter competition in our markets, market volatility in our publicly traded securities and the securities of our portfolio companies, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our investment objectives, which may cause our net asset value of our common stock to decline.

Our investments may be in portfolio companies which may have limited operating histories and financial resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns such as the current recession and European financial crisis may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. Our portfolio companies compete with larger, more established companies with greater access to, and resources for, further development in these new technologies. We may lose our entire investment in any or all of our portfolio companies.

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles and changes in regulatory and governmental programs, periodic downturns, and you could lose all or part of your investment.

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

We will invest in technology-related companies that are reliant on U.S. and foreign regulatory and governmental programs. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse affect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.

Cleantech companies are subject to extensive government regulation and certain other risks particular to the sectors in which they operate and our business and growth strategy could be adversely affected if government regulations, priorities and resources impacting such sectors change or if our portfolio companies fail to comply with such regulations.

As part of our investment strategy, we plan to invest in portfolio companies in Cleantech sectors that may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

In addition, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for Cleantech companies. Without such regulatory policies, investments in Cleantech companies may not be economical and financing for Cleantech companies may become unavailable, which could materially adversely affect the ability of our portfolio companies to repay the debt they owe to us. Any of these factors could materially and adversely affect the operations and financial condition of a portfolio company and, in turn, the ability of the portfolio company to repay the debt they owe to us.

Our investments in the life science industry are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

We have invested and plan to continue investing in companies in the life science industry that are subject to extensive regulation by the Food and Drug Administration (the “FDA”) and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Further, the development of products by drug discovery companies requires significant research and development, clinical trials and regulatory approvals. The results of product development efforts may be affected by a number of factors, including the ability to innovate, develop and manufacture new products, complete clinical trials, obtain regulatory approvals and reimbursement in the US and abroad, or gain and maintain market approval of products. In addition, regulatory review processes by U.S. and foreign agencies may extend longer than anticipated as a result of decreased funding and tighter fiscal budgets. Further, patents attained by others can preclude or delay the commercialization of a product. There can be no assurance that any products now in development will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. Failure can occur at any point in the development process, including after significant funds have been invested. Products may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others.

Future legislation, and/or regulations and policies adopted by the FDA or other U.S. or foreign regulatory authorities may increase the time and cost required by some of our portfolio companies to conduct and complete clinical trials for the product candidates that they develop, and there is no assurance that these companies will obtain regulatory approval to market and commercialize their products in the U.S. and in foreign countries

The FDA has established regulations, guidelines and policies to govern the drug development and approval process, as have foreign regulatory authorities, which affect some of our portfolio companies. Any change in regulatory requirements due to the adoption by the FDA and/or foreign regulatory authorities of new legislation, regulations, or policies may require some of our portfolio companies to amend existing clinical trial protocols or add new clinical trials to comply with these changes. Such amendments to existing protocols and/or clinical trial applications or the need for new ones, may significantly impact the cost, timing and completion of the clinical trials.

In addition, increased scrutiny by the U.S. Congress of the FDA’s and other authorities approval processes may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing and other requirements. Foreign regulatory authorities may also increase their scrutiny of approval processes resulting in similar delays. Increased scrutiny and approvals processes may limit the ability of our portfolio companies to market and commercialize their products in the U.S. and in foreign countries.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material affect on the business and operations of some of our portfolio companies.

Economic recessions or downturns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and have a material adverse effect on our results of operations.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions in both the U.S. and foreign countries and may be unable to repay our loans during such periods. In such periods, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

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

The business, financial condition and results of operations of our portfolio companies could be adversely affected by worldwide economic conditions, as well as political and economic conditions in the countries in which they conduct business.

The business and operating results of our portfolio companies may be impacted by worldwide economic conditions. Although the U.S. economy has in recent quarters shown signs of recovery from the 2008–2009 global recession, the strength and duration of any economic recovery will be impacted by worldwide economic growth. For instance, a number of recent reports indicate that growth in China and other emerging markets may be slowing relative to historical growth rates. The significant debt in U.S. and European countries is expected to hinder growth in those countries for the foreseeable future. Multiple factors relating to the international operations of some of our portfolio companies and to particular countries in which they operate could negatively impact their business, financial condition and results of operations.

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

Some of our portfolio companies may need additional capital, which may not be readily available and may be needed if necessary regulatory review processes are extended or approvals not obtained.

Our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other requirements, and in most instances to service the interest and principal payments on our investments. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, of if regulatory review processes extend longer than anticipated, and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Third Amendment to Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC, effective August 1, 2012, incorporated herein by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 2, 2012.

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 2, 2012	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 2, 2012	/S/ JESSICA BARON
Jessica Baron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.