Form 10-Q
period 2012-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2012-11-01
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

On October 29, 2012, there were 52,884,820 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2012 (unaudited)	December 31, 2011
Assets
Investments:
Non-control/Non-affiliate investments (cost of $788,526 and $642,038, respectively)	$771,184	$651,843
Affiliate investments (cost of $4,256 and $3,236, respectively)	3,275	—
Control investments (cost of $0 and $11,266, respectively)	—	1,027

Total investments, at value (cost of $792,782 and $656,540, respectively)	774,459	652,870
Cash and cash equivalents	107,093	64,474
Interest receivable	7,774	5,820
Other assets	20,187	24,230

Total assets	$909,513	$747,394

Liabilities
Accounts payable and accrued liabilities	$9,491	$10,813
Wells Fargo Loan	—	10,187
Notes Payable	159,490	—
Long-term Liabilities (Convertible Senior Notes)	71,165	70,353
Long-term SBA Debentures	200,250	225,000

Total liabilities	440,396	316,353
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	51	44
Capital in excess of par value	535,707	484,244
Unrealized depreciation on investments	(18,618)	(3,431)
Accumulated realized losses on investments	(40,993)	(43,042)
Distributions in excess of investment income	(7,030)	(6,774)
Total net assets	469,117	431,041

Total liabilities and net assets	$909,513	$747,394

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	49,785	43,853
Net asset value per share	$9.42	$9.83

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Senior Debt
			Matures December 2014 Interest rate Prime + 7.30% or Floor rate of 10.55%		$22,799	$22,828	$22,929
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt
			Matures September 2015 Interest rate Prime + 7.15% or Floor rate of 11.90%		$26,500	26,500	27,030
Cempra, Inc.(3)	Drug Discovery & Development	Senior Debt
			Matures December 2015 Interest rate Prime + 6.30% or Floor rate of 9.55%		$10,000	9,827	9,529
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Senior Debt
			Matures November 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%		$4,727	5,339	3,313
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Debt
			Matures October 2015 Interest rate Prime + 3.25% or Floor rate of 8.50%		$20,000	19,576	18,520
Coronado BioSciences, Inc.(3)	Drug Discovery & Development	Senior Debt
			Matures March 2016 Interest rate Prime + 6.00% or Floor rate of 9.25%		$15,000	14,684	14,684
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt
			Matures January 2015 Interest rate Prime + 5.75% or Floor rate of 10.15%		$10,136	9,931	9,822
Insmed, Incorporated(3)	Drug Discovery & Development	Senior Debt
			Matures January 2016 Interest rate Prime + 4.75% or Floor rate of 9.25%		$10,000	9,648	9,648
NeurogesX, Inc.(3)	Drug Discovery & Development	Senior Debt
			Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%		$14,559	14,507	14,295
NextWave Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Debt
			Matures June 2015 Interest rate Prime + 4.30% or Floor rate of 9.55%		$6,000	5,982	5,862
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt(9)
			Matures upon liquidation Interest rate Fixed 10.00%		$45	45	45
		Senior Debt(9)
			Matures upon liquidation Interest rate Fixed 10.00%		$36	31	31

Total Paratek Pharmaceuticals, Inc.						76	76

Total Debt Drug Discovery & Development (28.93%)*						138,898	135,708

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Bridgewave Communications	Communications & Networking	Senior Debt
			Matures March 2016 Interest rate Prime + 8.75% or Floor rate of 12.00%		$7,500	$6,946	$6,778
OpenPeak, Inc.(4)	Communications & Networking	Senior Debt
			Matures July 2015 Interest rate Prime + 8.75% or Floor rate of 12.00%		$15,000	14,809	14,958
Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt
			Matures October 2013 Interest rate Prime + 7.50% or Floor rate of 12.00%		$3,458	3,400	3,320
PeerApp, Inc.(4)	Communications & Networking	Senior Debt
			Matures April 2013 Interest rate Prime + 7.50% or Floor rate of 11.50%		$834	914	914
PointOne, Inc.	Communications & Networking	Senior Debt
			Matures April 2015 Interest rate Libor + 9.00% or Floor rate of 11.50%		$7,333	7,195	6,881
		Senior Debt
			Matures September 2015 Interest rate Libor + 9.00% or Floor rate of 11.50%		$356	351	330

Total PointOne, Inc.						7,546	7,211

Total Debt Communications & Networking (7.08%)*						33,615	33,181

Box, Inc.(4)	Software	Senior Debt
			Matures March 2015 Interest rate Prime + 3.75% or Floor rate of 7.50%		$10,000	9,904	9,425
		Senior Debt
			Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%		$1,165	1,216	1,205
		Senior Debt
			Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%		$20,000	20,064	19,529

Total Box, Inc.						31,184	30,159
Caplinked	Software	Senior Debt(9)
			Matures May 2015 Interest rate Fixed 5.00%		$50	50	50
Clickfox, Inc.	Software	Senior Debt
			Matures November 2015 Interest rate Prime + 8.25% or Floor rate of 11.50%		$8,000	7,213	7,453
EndPlay,Inc.	Software	Senior Debt
			Matures August 2015 Interest rate Prime + 7.35% or Floor rate 10.6%		$2,000	1,914	1,914
Hillcrest Laboratories, Inc	Software	Senior Debt
			Matures July 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%		$4,000	3,910	3,909
JackBe Corporation	Software	Senior Debt
			Matures January 2016 Interest rate Prime + 7.25% or Floor rate of 10.50%		$3,000	2,882	2,882

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Kxen, Inc.(4)	Software	Senior Debt
			Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%		$2,590	$2,608	$2,422
Tada Innovations, Inc.	Software	Senior Debt(9)
			Matures November 2012 Interest rate Fixed 8.00%		$100	100	100

Total Debt Software (10.42%)*						49,861	48,889

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt
			Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%		$8,364	8,537	8,538
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt(9)
			Matures March 2014 Interest rate Fixed 8.00%		$1,888	1,888	2,346

Total Debt Specialty Pharmaceuticals (2.32%)*						10,425	10,884

Achronix Semiconductor Corporation	Semiconductors	Senior Debt
			Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%		$2,034	1,979	1,980
Kovio Inc.	Semiconductors	Senior Debt
			Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 9.25%		$1,216	1,194	1,106
		Senior Debt
			Matures March 2015 Interest rate Prime - 3.75% or Floor rate of 9.75%		$2,836	2,782	2,603

Total Kovio Inc.						3,976	3,709

Total Debt Semiconductors (1.20%)*						5,955	5,689

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt
			Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%		$9,097	8,994	8,753
		Senior Debt
			Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%		$9,097	8,994	8,752

Total AcelRX Pharmaceuticals, Inc.						17,988	17,505
Alexza Pharmaceuticals, Inc.(3)(4)	Drug Delivery	Senior Debt
			Matures October 2013 Interest rate Prime + 6.50% or Floor rate of 10.75%		$6,470	6,771	6,772
BIND Biosciences, Inc.	Drug Delivery	Senior Debt
			Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%		$3,799	3,744	3,820
Intelliject, Inc.(4)	Drug Delivery	Senior Debt
			Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 11.00%		$15,000	14,485	14,485
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt
			Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%		$20,248	20,016	19,710

Total Debt Drug Delivery (13.28%)*						63,004	62,292

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Ahhha, Inc.(8)	Internet Consumer & Business Services	Senior Debt
			Matures January 2015 Interest rate Fixed 10.00%		$350	$347	$—
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt
			Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%		$8,000	7,667	7,576
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Debt
			Matures March 2016 Interest rate LIBOR + 9.50%, PIK Interest 1.50%		$27,500	26,889	26,889
Just.Me, Inc.	Internet Consumer & Business Services	Senior Debt
			Matures June 2015 Interest rate Prime + 2.50% or Floor rate 5.75%		$600	584	584
Loku, Inc.	Internet Consumer & Business Services	Senior Debt(9)
			Matures June 2013 Interest rate Fixed 6.00%		$100	100	100
NetPlenish, Inc.	Internet Consumer & Business Services	Senior Debt
			Matures April 2015 Interest rate Fixed 10.00%		$500	488	456
Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt
			Matures June 2015 Interest rate Prime + 6.875% or Floor rate of 10.125%		$12,068	11,895	11,719
		Senior Debt
			Matures June 2015 Interest rate Prime + 7.25% or Floor rate of 11.00%		$2,000	1,926	1,926

Total Reply! Inc.						13,821	13,645
Second Rotation, Inc.	Internet Consumer & Business Services	Senior Debt
			Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25% , PIK Interest 2.50%		$6,000	5,966	5,966
	Internet Consumer & Business Services	Senior Debt
			Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25% , PIK Interest 1.50%		$2,000	1,927	1,927

Total Second Rotation, Inc.						7,893	7,893
Tectura Corporation	Internet Consumer & Business Services	Revolving Line of Credit
			Matures July 2013 Interest rate Fixed 11.00%		$16,404	16,419	16,098
		Senior Debt
			Matures December 2014 Interest rate Fixed 13.00%		$6,978	7,776	7,699
		Senior Debt
			Matures April 2013 Interest rate Fixed 13.00%		$1,390	1,471	1,471

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Total Tectura Corporation						25,666	25,268
Trulia, Inc.(3)(4)	Internet Consumer & Business Services	Senior Debt
			Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%		$5,000	$4,914	$4,567
		Senior Debt
			Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%		$5,000	4,914	4,780

Total Trulia, Inc.						9,828	9,347
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt
			Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%		$7,500	7,620	6,874
		Senior Debt
			Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%		$10,850	10,761	10,025

Total Vaultlogix, Inc.						18,381	16,899
Votizen, Inc.	Internet Consumer & Business Services	Senior Debt(9)
			Matures February 2013 Interest rate Fixed 5.00%		$100	100	100
Wavemarket, Inc.(4)	Internet Consumer & Business Services	Senior Debt
			Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%		$10,000	9,814	9,814

Total Debt Internet Consumer & Business Services (25.28%)*						121,578	118,571

Cha Cha Search, Inc.	Information Services	Senior Debt
			Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%		$2,912	2,866	2,803
Eccentex Corporation	Information Services	Senior Debt
			Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%		$1,000	968	968
InXpo, Inc.	Information Services	Senior Debt
			Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%		$2,550	2,457	2,423
Jab Wireless, Inc.	Information Services	Senior Debt
			Matures August 2016 Interest rate Prime + 5.25% or Floor rate of 6.75%		$25,773	25,459	25,386
RichRelevance, Inc.	Information Services	Senior Debt
			Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%		$4,702	4,647	4,534

Total Debt Information Services (7.70%)*						36,397	36,114

Gynesonics, Inc.	Medical Device & Equipment	Senior Debt
			Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$4,726	4,736	4,798
		Senior Debt(9)
			Matures November 2012 Interest rate Fixed 8.00%		$253	202	202

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Total Gynesonics, Inc.						4,938	5,000
Lanx, Inc.	Medical Device & Equipment	Senior Debt
			Matures October 2016 Interest rate Prime + 6.50% or Floor rate of 10.25%		$15,000	$14,239	$14,239
	Medical Device & Equipment	Revolving Line of Credit
			Matures October 2015 Interest rate Prime + 5.25% or Floor rate of 9.00%		$5,500	5,287	5,287

Total Lanx, Inc.						19,526	19,526
Novasys Medical, Inc.	Medical Device & Equipment	Senior Debt(9)
			Matures January 2013 Interest rate Fixed 8.00%		$65	63	63
		Senior Debt(9)
			Matures August 2013 Interest rate Fixed 8.00%		$22	20	20

Total Novasys Medical, Inc.						83	83
Optiscan Biomedical, Corp.	Medical Device & Equipment	Senior Debt
			Matures December 2013 Interest rate Prime + 8.00% or Floor rate of 11.45%		$8,260	8,747	2,500
		Senior Debt(9)
			Matures April 2013 Interest rate Fixed 8.00%		$288	288	—

Total Optiscan Biomedical, Corp.						9,035	2,500
Oraya Therapeutics, Inc.(4)	Medical Device & Equipment	Senior Debt(9)
			Matures December 2013 Interest rate Fixed 7.00%		$500	500	500
		Senior Debt
			Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 10.25%		$10,000	9,765	9,563

Total Oraya Therapeutics, Inc.						10,265	10,063
USHIFU, LLC	Medical Device & Equipment	Senior Debt
			Matures April 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%		$6,000	5,200	5,200

Total Debt Medical Device & Equipment (9.03%)*						49,047	42,372

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt
			Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%		$6,380	6,271	6,314
Tethys Bioscience Inc.	Diagnostic	Senior Debt
			Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%		$10,000	9,852	9,852

Total Debt Diagnostic (3.45%)*						16,123	16,166

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
deCODE genetics ehf.(5)(10)	Biotechnology Tools	Senior Debt
			Matures September 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%, PIK interest 2.00%		$4,143	$4,045	$4,128
Labcyte, Inc.	Biotechnology Tools	Senior Debt
			Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%		$1,194	1,257	1,257
		Senior Debt
			Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%		$5,000	4,847	4,846

Total Labcyte, Inc.						6,104	6,103

Total Debt Biotechnology Tools (2.18%)*						10,149	10,231

MedCall, LLC	Healthcare Services, Other	Senior Debt
			Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%		$5,038	4,961	4,680
		Senior Debt
			Matures January 2016 Interest rate LIBOR +8.00% or Floor rate of 10.00%		$4,144	4,070	4,071

Total MedCall, LLC						9,031	8,751
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt
			Matures January 2015 Interest rate LIBOR + 8.00% or Floor rate of 10.50%		$3,511	3,554	3,486
		Revolving Line of Credit
			Matures January 2015 Interest rate LIBOR + 6.50% or Floor rate of 9.00%		$1,500	1,488	1,312
		Senior Debt
			Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.00%, PIK interest 3.75%		$5,900	6,490	6,344

Total Pacific Child & Family Associates, LLC						11,532	11,142
ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt
			Matures February 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%		$16,804	16,568	16,252

Total Debt Health Services, Other (7.70%)*						37,131	36,145

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt
			Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%		$2,735	2,683	2,646
Transmedics, Inc.(4)	Surgical Devices	Senior Debt
			Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%		$7,660	8,019	8,019

Total Debt Surgical Devices (2.27%)*						10,702	10,665

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Westwood One Communications	Media/Content/ Info	Senior Debt
			Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%		$20,606	$19,014	$18,804
Women’s Marketing, Inc.	Media/Content/ Info	Senior Debt
			Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%		$9,681	9,912	9,678

			Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%		$8,449	8,304	7,959

			Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%		$8,663	8,515	8,160

Total Women’s Marketing, Inc.						26,731	25,797

Total Debt Media/Content/Info (9.51%)*						45,745	44,601

Alphabet Energy, Inc.	Clean Tech	Senior Debt
			Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%		$962	916	890
American Supercondutor Corporation(3)	Clean Tech	Senior Debt
			Matures December 2014 Interest rate Prime + 7.25% or Floor rate of 11.00%		$10,000	9,780	9,780
BrightSource Energy, Inc.	Clean Tech
		Senior Debt
			Matures November 2012 Interest rate Prime + 7.25% or Floor rate of 10.50%		$35,000	34,992	34,992
EcoMotors, Inc.	Clean Tech	Senior Debt
			Matures February 2014 Interest rate Prime + 6.10% or Floor rate of 9.35%		$3,297	3,369	3,347
Enphase Energy, Inc.(3)	Clean Tech	Senior Debt
			Matures June 2014 Interest rate Prime + 4.40% or Floor rate of 9.00%		$4,335	4,297	4,164
Glori Energy, Inc.	Clean Tech	Senior Debt
			Matures June 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%		$8,000	7,754	7,754
Integrated Photovoltaics, Inc.	Clean Tech	Senior Debt
			Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%		$2,832	2,742	2,668
Propel Biofuels, Inc.	Clean Tech	Senior Debt
			Matures September 2013 Interest rate of 11.00%		$770	823	823
SCIenergy, Inc.(4)	Clean Tech	Senior Debt
			Matures September 2015 Interest rate Prime + 8.75% or Floor rate 12.00%		$5,296	5,012	5,170
Solexel, Inc.	Clean Tech	Senior Debt
			Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$4,251	4,235	4,235

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
		Senior Debt
			Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%		$489	$487	$487

Total Solexel, Inc.						4,722	4,722
Stion Corporation(4)	Clean Tech	Senior Debt
			Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%		$8,286	8,170	7,957

Total Debt Clean Tech (17.54%)*						82,577	82,267

Total Debt (147.89%)						711,207	693,775

Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants				39	53
		Preferred Stock Warrants		Series A		69	340
		Preferred Stock Warrants		Series B		35	63

Total Warrants Acceleron Pharmaceuticals, Inc.						143	456
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Common Stock Warrants				984	141
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants				187	67
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Preferred Stock Warrants		Series D		490	—
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Preferred Stock Warrants		Series C		367	121
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Common Stock Warrants				142	109
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants				28	12
		Preferred Stock Warrants		Series A		236	128
		Preferred Stock Warrants		Series B		311	160

Total Warrants Dicerna Pharmaceuticals, Inc.						575	300
EpiCept Corporation(3)	Drug Discovery & Development	Common Stock Warrants				4	—
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Common Stock Warrants				231	—
Insmed, Incorporated(3)	Drug Discovery & Development	Common Stock Warrants				570	840
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants				155	1,347
NeurogesX, Inc.(3)	Drug Discovery & Development	Common Stock Warrants				503	126
NextWave Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Preferred Stock Warrants		Series A-1		126	370
PolyMedix, Inc.(3)	Drug Discovery & Development	Common Stock Warrants				480	8
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants		Series B		152	288

Total Warrants Drug Discovery & Development (0.89%)*						5,109	4,173

Bridgewave Communications	Communications & Networking	Preferred Stock Warrants		Series 5		753	720
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants		Series C		102	116

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants		Series A		$94	$45
OpenPeak, Inc.(4)	Communications & Networking	Preferred Stock Warrants		Series E		149	19
Pac-West Telecomm, Inc.	Communications & Networking	Common Stock Warrants				121	—
PeerApp, Inc.(4)	Communications & Networking	Preferred Stock Warrants		Series B		61	37
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants		Series A		94	264
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants		Series B		52	125
PointOne, Inc.	Communications & Networking	Common Stock Warrants				131	10
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants		Series B		123	147
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants		Series C		53	125
		Preferred Stock Warrants		Series D		65	52

Total Stoke, Inc.						118	177

Total Warrants Communications & Networking (0.35%)*						1,798	1,660

Atrenta, Inc.	Software	Preferred Stock Warrants		Series C		136	779
		Preferred Stock Warrants		Series D		95	261

Total Atrenta, Inc.						231	1,040
Box, Inc.(4)	Software	Preferred Stock Warrants		Series C		117	2,235
		Preferred Stock Warrants		Series B		72	3,242
		Preferred Stock Warrants		Series D-1		194	566

Total Box, Inc.						383	6,043
Braxton Technologies, LLC.	Software	Preferred Stock Warrants		Series A		188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants		Series B		108	258
Clickfox, Inc.	Software	Preferred Stock Warrants		Series B		329	595
		Preferred Stock Warrants		Series C		730	727

Total Clickfox, Inc.						1,059	1,322
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants				1,434	62
Endplay, Inc.	Software	Preferred Stock Warrants		Series B		67	34
Forescout Technologies, Inc.	Software	Preferred Stock Warrants		Series D		99	163
HighRoads, Inc.	Software	Preferred Stock Warrants		Series B		45	8
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants		Series E		55	23
JackBe Corporation	Software	Preferred Stock Warrants		Series C		73	73
Kxen, Inc.(4)	Software	Preferred Stock Warrants		Series D		47	14
Rockyou, Inc.	Software	Preferred Stock Warrants		Series B		117	—
SugarSync Inc.	Software	Preferred Stock Warrants		Series CC		78	139
		Preferred Stock Warrants		Series DD		34	35

Total SugarSync Inc.						112	174
Tada Innovations, Inc.	Software	Preferred Stock Warrants		Series A		25	30
White Sky, Inc.	Software	Preferred Stock Warrants		Series B-2		54	4

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
WildTangent, Inc.	Software	Preferred Stock Warrants		Series 3A		$238	$84

Total Warrants Software (1.99%)*						4,335	9,332

Luminus Devices, Inc.	Electronics & Computer Hardware	Common Stock Warrants				600	—
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		Series A-1		63	54

Total Warrant Electronics & Computer Hardware (0.01%)*						663	54

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		Series D		309	758
Pacira Pharmaceuticals, Inc.(3)	Specialty Pharmaceuticals	Common Stock Warrants				1,086	1,303
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants		Series E		528	—

Total Warrants Specialty Pharmaceuticals (0.44%)*						1,923	2,061

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants				275	377
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		Series A		24	68
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants		Series C		174	253
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock Warrants				252	1,953
Wavemarket, Inc.(4)	Consumer & Business Products	Preferred Stock Warrants		Series E		106	62

Total Warrant Consumer & Business Products (0.58%)*						831	2,713

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants		Series D		160	132
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		Series D		157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants		Series C		45	19
		Preferred Stock Warrants		Series D		583	379

Total iWatt, Inc.						628	398
Kovio Inc.	Semiconductors	Preferred Stock Warrants		Series B		92	—
Quartics, Inc.	Semiconductors	Preferred Stock Warrants		Series C		53	—

Total Warrants Semiconductors (0.11%)*						1,090	530

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants				357	252
Alexza Pharmaceuticals, Inc.(3)(4)	Drug Delivery	Common Stock Warrants				645	17
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants		Series C-1		291	503
Intelliject, Inc.(4)	Drug Delivery	Preferred Stock Warrants		Series B		594	518
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock Warrants				210	100
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants		Series D		557	484
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants				87	66

Total Warrant Drug Delivery (0.41%)*						2,741	1,940

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		Series B		323	514
		Preferred Stock Warrants		Series C		636	324

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Total Blurb, Inc.						$959	$838
Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		Series A		147	—
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants				82	—
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants		Series A		20	24
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		Series B		43	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		Series C		1,224	—
Reply! Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants		Series B		320	670
Second Rotation	Internet Consumer & Business Services	Preferred Stock Warrants		Series D		93	86
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants		Series B-1		51	14
Trulia, Inc.(3)(4)	Internet Consumer & Business Services	Preferred Stock Warrants		Series D		188	573

Total Warrants Internet Consumer & Business Services (0.47%)*						3,127	2,205

Buzznet, Inc.	Information Services	Preferred Stock Warrants		Series B		9	—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants		Series F		58	2
Eccentex Corporation	Information Services	Preferred Stock Warrants		Series A		31	4
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants		Series B		230	531
InXpo, Inc.	Information Services	Preferred Stock Warrants		Series C		98	47
	Information Services	Preferred Stock Warrants		Series C-1		25	25

Total InXpo, Inc.						123	72
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		Series A		265	412
RichRelevance, Inc.	Information Services	Preferred Stock Warrants		Series D		98	27
Solutionary, Inc.	Information Services	Preferred Stock Warrants		Series E		96	3

Total Warrants Information Services (0.22%)*						910	1,051

EKOS Corporation	Medical Device & Equipment	Preferred Stock Warrants		Series C		327	—
Gelesis, Inc.(6)	Medical Device & Equipment	Preferred Stock Warrants		Series A-1		78	102
Lanx, Inc.	Medical Device & Equipment	Preferred Stock Warrants		Series C		441	442
Light Science Oncology, Inc.	Medical Device & Equipment	Preferred Stock Warrants		Series B		99	—
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants		Series D		131	2
		Common Stock Warrants				2	—

Total Novasys Medial, Inc.						133	2
Optiscan Biomedical, Corp.	Medical Device & Equipment	Preferred Stock Warrants		Series B		679	—
		Preferred Stock Warrants		Series C		390	—

Total Optiscan Biomedical, Corp.						1,069	—
Oraya Therapeutics, Inc.(4)	Medical Device & Equipment	Preferred Stock Warrants		Series C		676	344
		Common Stock Warrants				66	66

Total Oraya Therapeutics, Inc.						742	410
USHIFU, LLC	Medical Device & Equipment	Preferred Stock Warrants		Series G		1,178	1,180

Total Warrants Medical Device & Equipment (0.46%)*						4,067	2,136

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants				$244	$370
Tethys Bioscience, Inc.	Diagnostic	Preferred Stock Warrants		Series E		148	114

Total Warrants Diagnostic (0.10%)*						392	484

deCODE genetics ehf.(5)(10)	Biotechnology Tools	Preferred Stock Warrants		Series A-2		305	303
Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants		Series C		323	370
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		Series B		45	145
		Preferred Stock Warrants		Series C		33	7

Total NuGEN Technologies, Inc.						78	152

Total Warrants Biotechnology Tools (0.18%)*						706	825

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants		Series B		87	33
Transmedics, Inc.(4)	Surgical Devices	Preferred Stock Warrants		Series B		225	—
Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants		Series A		18	18
		Preferred Stock Warrants		Series C		381	263

Total Gynesonics, Inc.						399	281

Total Warrants Surgical Devices (0.07%)*						711	314

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants		Series C		60	216
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants		Series D		482	—

Total Warrants Media/Content/Info (0.05%)*						542	216

Alphabet Energy, Inc.	Clean Tech	Preferred Stock Warrants		Series A		45	89
American Supercondutor Corporation(3)	Clean Tech	Common Stock Warrants				244	247
BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants		Series D		675	798
Calera, Inc.	Clean Tech	Preferred Stock Warrants		Series C		513	188
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants		Series B		308	494
Enphase Energy, Inc.(3)	Clean Tech	Common Stock Warrants				102	27
Fulcrum Bioenergy, Inc.	Clean Tech	Preferred Stock Warrants		Series C-1		212	210
Glori Energy, Inc.	Clean Tech	Preferred Stock Warrants		Series C		165	92
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants		Series D-1		548	4
Integrated Photovoltaics, Inc.	Clean Tech	Preferred Stock Warrants		Series A-1		81	106
Lilliputian Systems, Inc.	Clean Tech	Preferred Stock Warrants		Series AA		106	—
		Common Stock Warrants				49	—

Total Lilliputian Systems, Inc.						155	—
Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants		Series C		211	318
SCIenergy, Inc.(4)	Clean Tech	Preferred Stock Warrants		Series C		361	239
Solexel, Inc.	Clean Tech	Preferred Stock Warrants		Series B		1,161	17
Stion Corporation(4)	Clean Tech	Preferred Stock Warrants		Series E		318	283
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants		Series A		161	66

Total Warrants Clean Tech (0.68%)*						5,260	3,178

Total Warrants (7.01%)						34,205	32,872

Aegerion Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock				150	1,135
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock				842	1,747
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		Series B		502	361
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock		Series C		1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock				2,000	5,126

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock		Series H		$1,005	$396

Total Equity Drug Discovery & Development (1.87%)*						5,999	8,765

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock		Series C		243	203
		Preferred Stock		Series E		97	172
		Preferred Stock		Series F		61	75
		Preferred Stock		Series B		1,000	903

Total Acceleron Pharmaceuticals, Inc.						1,401	1,353
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock				9	5
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock				500	221

Total Equity Drug Delivery (0.33%)*						1,910	1,579

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock		Series B		2,000	490
		Preferred Stock		Series C		372	181
		Preferred Stock		Series D		508	287
		Preferred Stock		Series E		374	525

Total E-band Communications, Corp.						3,254	1,483
Glowpoint, Inc.(3)	Communications & Networking	Common Stock				101	242
Neonova Holding Company	Communications & Networking	Preferred Stock		Series A		250	246
Peerless Network, Inc.	Communications & Networking	Preferred Stock		Series A		1,000	2,780
Stoke, Inc.	Communications & Networking	Preferred Stock		Series E		500	583

Total Equity Communications & Networking (1.14%)*						5,105	5,334

Atrenta, Inc.	Software	Preferred Stock		Series D		334	607
Box, Inc.(4)	Software	Preferred Stock		Series C		500	5,117
		Preferred Stock		Series D		500	2,072
		Preferred Stock		Series D-1		1,000	1,631
		Preferred Stock		Series D-2		2,001	2,892
		Preferred Stock		Series E		500	500

Total Box, Inc.						4,501	12,212

Total Equity Software (2.73%)*						4,835	12,819

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock		Series D		268	—
Virident Systems	Electronics & Computer Hardware	Preferred Stock		Series D		5,000	5,250

Total Equity Electronics & Computer Hardware (1.12%)*						5,268	5,250

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock		Series E		750	—

Total Equity Specialty Pharmaceuticals (0.00%)*						750	—

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock		Series A		819	598
Facebook, Inc.(3)	Consumer & Business Products	Common Stock		Series B		9,558	6,660
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock		LLC interest		500	552
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock		Series B		500	532

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2012

(unaudited)

(dollars in thousands)

Portfolio Company	Industry		Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock		Series D		$250	$336

Total Equity Consumer & Business Products (1.85%)*						11,627	8,678

iWatt, Inc.	Semiconductors	Preferred Stock		Series E		490	985

Total Equity Semiconductors (0.21%)*						490	985

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock		Series B		177	13
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock		Series A		1,000	—

Total Equity Internet Consumer & Business Services (0.00%)*						1,177	13

Buzznet, Inc.	Information Services	Preferred Stock		Series C		250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock				603	—
Solutionary, Inc.	Information Services	Preferred Stock		Series A-1		18	210
		Preferred Stock		Series A-2		325	73

Total Solutionary, Inc.						343	283

Total Equity Information Services (0.06%)*						1,196	283

Gelesis, Inc.(6)	Medical Device & Equipment	Common Stock				—	67
		Preferred Stock		Series A-1		425	893
		Preferred Stock		Series A-2		500	729

Total Gelesis, Inc.						925	1,689
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock		Series D-1		1,000	880
Optiscan Biomedical, Corp.	Medical Device & Equipment	Preferred Stock		Series B		3,000	—
		Preferred Stock		Series C		655	—

Total Optiscan Biomedical, Corp.						3,655	—

Total Equity Medical Device & Equipment (0.55%)*						5,580	2,569

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock		Series C		500	540

Total Equity Biotechnology Tools (0.12%)*						500	540

Transmedics, Inc.(4)	Surgical Devices	Preferred Stock		Series C		300	—
		Preferred Stock		Series B		1,100	—

Total Transmedics, Inc.						1,400	—
Gynesonics, Inc.	Surgical Devices	Preferred Stock		Series B		250	227
		Preferred Stock		Series C		283	257

Total Gynesonics, Inc.						533	484

Total Equity Surgical Devices (0.10%)*						1,933	484

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock		Series D		1,000	513

Total Equity Media/Content/Info (0.11%)*						1,000	513

Total Equity (10.19%)						47,370	47,812

Total Investments (165.09%)						$792,782	$774,459

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $19,944, $38,763 and $18,819 respectively. The tax cost of investments is $794,938.
(3)	Except for warrants in 20 publicly traded companies and common stock in eight publicly traded companies, all investments are restricted at September 30, 2012 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at September 30, 2012, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Anthera Pharmaceuticals Inc.	Drug Discovery & Development	Senior Debt Matures September 2014 Interest rate Prime + 7.3% or Floor rate of 10.55%	$25,000	$24,433	$25,183
Aveo Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures June 2014 Interest rate Prime + 7.15% or Floor rate of 11.9%	$25,000	25,360	26,110
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%	$12,000	11,665	11,665
NextWave Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures June 2015 Interest rate Prime + 4.3% or Floor rate of 9.55%	$6,000	5,925	5,926
Concert Pharmaceuticals	Drug Discovery & Development	Senior Debt Matures July 2015 Interest rate Prime + 3.25% or Floor rate of 8.25%	$7,500	7,350	7,350
PolyMedix, Inc.	Drug Discovery & Development	Senior Debt Matures September 2013 Interest rate Prime + 7.1% or Floor rate of 12.35%	$6,763	6,594	6,729
Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures September 2014 Interest rate Prime + 5.65% or Floor rate of 10.40%	$10,000	10,070	10,070
Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Senior Debt Matures September 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$7,633	7,958	7,879
NeurogesX, Inc.	Drug Discovery & Development	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$15,000	14,558	14,558
E-band Communications, Corp.(6)	Communications & Networking	Convertible Senior Debt Due on demand Interest rate Fixed 6.00%	$356	356
Total Debt Drug Discovery & Development (26.79%)*				113,913	115,470

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.12% or Floor rate of 11.37%	$6,524	6,346	6,476
		Senior Debt Matures May 2012 Interest rate Prime + 4.25%	$1,100	1,100	1,070
Total Intelepeer, Inc.				7,446	7,546

Ahhha, Inc.	Communications & Networking	Senior Debt Matures January 2015 Interest rate Fixed 10.00%	$350	345	345
Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2014 Interest rate Prime + 7.50% or Floor rate of 12.00%	$4,369	4,196	4,196
PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%	$1,776	1,814	1,835
PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Libor + 9.0% or Floor rate of 11.50%	$8,308	8,107	8,100
Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%	$2,627	2,586	2,612
Total Debt Communications & Networking (5.71%)*				24,850	24,634

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Luminus Devices, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		$334	$—
		Preferred Stock Warrants		84
		Preferred Stock Warrants		183

Total Luminus Devices, Inc.				601	—

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants		63	196

Total Warrant Electronics & Computer Hardware (0.05%)*				664	196

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants		309	516
Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Common Stock Warrants		1,086	425
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants		528	—

Total Warrants Specialty Pharmaceuticals (0.22%)*				1,923	941

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants		321	250
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock Warrants		275	58
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants		24	118
Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants		252	2,495
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants		174

Total Warrant Consumer & Business Products (0.68%)*				1,046	2,921

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants		160	145
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants		157
iWatt, Inc.	Semiconductors	Preferred Stock Warrants		46	3
		Preferred Stock Warrants		582	10

Total iWatt, Inc.				628	13

Kovio Inc.	Semiconductors	Preferred Stock Warrants		92	4
NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants		297	1,328
Quartics, Inc.	Semiconductors	Preferred Stock Warrants		53

Total Warrants Semiconductors (0.35%)*				1,387	1,490

AcelRX Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		178	41
		Common Stock Warrants		178	41

Total AcelRX Pharmaceuticals, Inc.				356	82

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Preferred Stock Warrants		645	72
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants		291	427
Merrion Pharma, Plc.(5)	Drug Delivery	Common Stock Warrants		214	194
Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		36	62
		Common Stock Warrants		51	93

Total Transcept Pharmaceuticals, Inc.				87	155

Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants		557	565

Total Warrant Drug Delivery (0.35%)*				2,150	1,495

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Gelesis, Inc.	Therapeutic	Preferred Stock Warrants		$78	$106
BARRX Medical, Inc.	Therapeutic	Preferred Stock Warrants		76	189
EKOS Corporation	Therapeutic	Preferred Stock Warrants		327	—
Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants		228	233
Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants		99
Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants		125	13
Oraya Therapeutics, Inc.	Therapeutic	Preferred Stock Warrants		551	551

Total Warrants Therapeutic (0.25%)*				1,484	1,092

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		147
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		6	—
		Common Stock Warrants		6
		Common Stock Warrants		11	—
		Common Stock Warrants		15
		Common Stock Warrants		44	—

Total Invoke Solutions, Inc.				82

InXpo, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		98	56
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		43
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		1,224
Reply! Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants		320	395
Trulia, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants		188	413
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants		51	26

Total Warrants Internet Consumer & Business Services (0.21%)				2,153	890

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants		106
		Common Stock Warrants		49	—

Total Lilliputian Systems, Inc.				155

Total Warrants Energy (0.00%)*				155

Box.net, Inc.	Information Services	Preferred Stock Warrants		117	1,557
		Preferred Stock Warrants		73	2,280
		Preferred Stock Warrants		193	233

Total Box.net, Inc.				383	4,070

Buzznet, Inc.	Information Services	Preferred Stock Warrants		9
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants		58	1
Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock Warrants		213
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants		265	332
Solutionary, Inc.	Information Services	Preferred Stock Warrants		96
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants		230	83
Zeta Interactive Corporation	Information Services	Preferred Stock Warrants		172	237

Total Warrants Information Services (1.10%)				1,426	4,723

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock Warrants		1,069	872

Total Warrants Diagnostic (0.20%)*				1,069	872

deCODE genetics ehf.	Biotechnology Tools	Preferred Stock Warrants		305	305
Labcyte, Inc.	Biotechnology Tools	Common Stock Warrants		197	263
Cempra Holdings LLC	Biotechnology Tools	Preferred Stock Warrants		187	186
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants		45	203
		Preferred Stock Warrants		33	15

Total NuGEN Technologies, Inc.				78	218

Total Warrants Biotechnology Tools (0.23%)*				767	972

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Kamada, LTD.	Biotechnology Tools	Common Stock		$427	$384
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock		500	473

Total Equity Biotechnology Tools (0.20%)*				927	857

Transmedics, Inc.(4)	Surgical Devices	Preferred Stock		1,400

Total Equity Surgical Devices (0.00%)*				1,400

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock		1,000	1,196

Total Equity Media/Content/Info (0.28%)*				1,000	1,196

Total Equity (8.60%)				38,241	37,058

Total Investments (151.47%)				$656,540	$652,870

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $34,519, $39,387 and $4,868 respectively. The tax cost of investments is $658,010.
(3)	Except for warrants in thirteen publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2011 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which the Company owns at least 25% of the voting securities of the company, or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at December 31, 2011, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income
Non Control/Non Affiliate investments	$21,512	$16,405	$62,502	$50,146
Affiliate investments	238	5	686	9
Control investments	—	—	—	777

Total interest income	21,750	16,410	63,188	50,932

Fees
Non Control/Non Affiliate investments	2,150	2,264	6,936	7,639
Affiliate investments	1	—	1	—
Control investments	—	10	—	84

Total fees	2,151	2,274	6,937	7,723

Total investment income	23,901	18,684	70,125	58,655

Operating expenses:
Interest	4,908	3,408	13,309	8,803
Loan fees	1,169	881	2,977	2,493
General and administrative	2,445	1,659	6,126	6,196
Employee Compensation:
Compensation and benefits	2,919	3,273	9,566	9,888
Stock-based compensation	1,109	870	3,111	2,518

Total employee compensation	4,028	4,143	12,677	12,406

Total operating expenses	12,550	10,091	35,089	29,898

Net investment income	11,351	8,593	35,036	28,757
Net realized gains (loss) on investments
Non Control/Non Affiliate investments	(9,091)	(1,601)	2,049	3,429

Total net realized gain (loss) on investments	(9,091)	(1,601)	2,049	3,429

Net increase (decrease) in unrealized appreciation (depreciation) on investments
Non Control/Non Affiliate investments	2,372	(730)	(12,922)	4,148
Affiliate investments	113	(53)	(2,265)	(3,425)
Control investments	—	14	—	(3,546)

Total net unrealized (depreciation) appreciation on investments	2,485	(769)	(15,187)	(2,823)

Total net realized and unrealized gain (loss)	(6,066)	(2,370)	(13,138)	606

Net increase (decrease) in net assets resulting from operations	$4,745	$6,223	$21,898	$29,363

Net investment income before provision for income taxes and investment gains and losses per common share:
Basic	$0.23	$0.20	$0.71	$0.67

Net increase in net assets resulting from operations per common share
Basic	$0.09	$0.14	$0.44	$0.67

Diluted	$0.09	$0.14	$0.44	$0.67

Weighted average shares outstanding
Basic	48,750	43,071	48,130	42,920

Diluted	48,808	43,337	48,237	43,251

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,647)	$(342)	$412,532
Net increase in net assets resulting from operations	—	—	—	(2,823)	3,429	28,757	—	29,363
Issuance of common stock	167	—	893	—	—	—	—	893
Issuance of common stock under restricted stock plan	253	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	123	—	1,245	—	—	—	—	1,245
Retired shares from net issuance	(79)	—	(887)	—	—	—	—	(887)
Issuance of the Convertible Senior Notes	—	—	5,190	—	—	—	—	5,190
Dividends declared	—	—	—	—	—	(28,853)	—	(28,853)
Stock-based compensation	—	—	2,567	—	—	—	—	2,567

Balance at September 30, 2011	43,908	$43	$486,557	$(10,861)	$(47,604)	$(5,743)	$(342)	$422,050

Balance at December 31, 2011	43,853	44	484,244	(3,431)	(43,042)	(6,432)	(342)	431,041

Net increase in net assets resulting from operations	—	—	—	(15,187)	2,049	35,036	—	21,898
Issuance of common stock	574	1	3,252	—	—	—	—	3,253
Issuance of common stock under restricted stock plan	530	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	155	—	1,649	—	—	—	—	1,649
Retired shares from net issuance	(327)	—	(4,254)	—	—	—	—	(4,254)
Public Offering	5,000	5	47,649	—	—	—	—	47,654
Dividends declared	—	—	—	—	—	(35,292)	—	(35,292)
Stock-based compensation	—	—	3,168	—	—	—	—	3,168

Balance at September 30, 2012	49,785	$51	$535,707	$(18,618)	$(40,993)	$(6,688)	$(342)	$469,117

See notes to consolidated financial statements (unaudited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$21,898	$29,363
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(302,662)	(337,631)
Principal payments received on investments	165,157	223,193
Proceeds from sale of investments	21,265	17,053
Net unrealized appreciation on investments	15,187	2,823
Net realized loss on investments	(2,049)	(3,429)
Accretion of paid-in-kind principal	(834)	(1,651)
Accretion of loan discounts	(4,221)	(5,752)
Accretion of loan discount on Convertible Senior Notes	812	496
Accretion of loan exit fees	(2,998)	—
Change in deferred loan origination revenue	1,026	(1,755)
Unearned fees related to unfunded commitments	(1,865)	—
Amortization of debt fees and issuance costs	1,391	—
Depreciation	212	268
Stock-based compensation and amortization of restricted stock grants	3,168	2,568
Change in operating assets and liabilities:
Interest and fees receivable	(1,955)	(147)
Prepaid expenses and other assets	(938)	3,279
Accounts payable	99	(810)
Accrued liabilities	(1,289)	(429)

Net cash used in operating activities	(88,596)	(72,561)
Cash flows from investing activities:
Purchases of capital equipment	(85)	(122)

Net cash used in investing activities	(85)	(122)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	46,594	6
Dividends paid	(33,643)	(27,607)
Borrowings of credit facilities	39,250	43,750
Repayments of credit facilities	(74,303)	(25,000)
Issuance of Notes Payable	159,490	—
Issuance of Covertible Senior Notes	—	75,000
Cash paid for debt issuance costs	(6,088)	(3,110)
Fees paid for credit facilities and debentures	—	(1,061)

Net cash provided by financing activities	131,300	61,978

Net increase (decrease) in cash	42,619	(10,705)
Cash and cash equivalents at beginning of period	64,474	107,014

Cash and cash equivalents at end of period	$107,093	$96,309

See notes to consolidated financial statements (audited)

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and clean-technology industries at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in Boston, MA, Boulder, CO and McLean, VA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

Hercules Technology II, L.P. (“HT II”), Hercules Technology III, L.P. (“HT III”), and Hercules Technology IV, L.P. (“HT IV”), are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”), under the authority of the Small Business Administration (“SBA”), on September 27, 2006 and May 26, 2010, respectively. As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. The Company also formed Hercules Technology SBIC Management, LLC, or (“HTM”), a limited liability company in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4).

HT II and HT III hold approximately $182.0 million and $223.3 million in assets, respectively, and accounted for approximately 15.3% and 18.8% of the Company’s total assets prior to consolidation at September 30, 2012.

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

2. Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At September 30, 2012, 85.2% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2012. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Quantitative Information about Level 3 Fair Value Measurements of Debt Investments

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$220,641	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.0% - 16.8% (2.0%) - 1.5%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate	57.62% 0.23% 18.2
Medical Devices - Debt	39,613	Market Comparable Companies	Hypothetical Market Yield Premium	14.1% 0.0% - 1.0%
Technology - Debt	137,473	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.3% - 17.9% (1.5%) - 1.0%
Clean Tech - Debt	82,267	Market Comparable Companies	Hypothetical Market Yield Premium	16.46% 0.0% - 1.0%
Lower Middle Market - Debt	213,781	Market Comparable Companies	Hypothetical Market Yield Premium	10.8% - 19.5% 0.0% - 5.0%
		Broker Quote(d)	Price Quotes	90.0% - 99% of par
		Liquidation	Investment Collateral	$1.0 - $5.0 million

Total Level Three Debt Investments	$693,775

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries note above as follows:

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

Clean Tech, above, aligns with the Clean Tech industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Quantitative Information about Level 3 Fair Value Measurements of Warrants and Equity Investments

Investment Type -	Fair Value at September 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Level Three Warrant and Equity Investments	$57,603	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c)	5.6x - 22.1x 0.6x - 19.6x 10.4% - 25.8%
Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	46.49% - 139.22% 0.17% - 0.61% 12 - 48

Total Level Three Warrant and Equity Investments	$57,603

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Debt Investments

The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2012 (unaudited) and as of December 31, 2011. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine-month period ended September 30, 2012, there were no transfers in between Levels 1 or 2.

		Investments at Fair Value as of September 30, 2012
(in thousands) Description	9/30/2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$693,775	$—	$—	$693,775
Preferred stock	31,275	—	—	31,275
Common stock	16,537	15,472	—	1,065
Warrants	32,872	—	7,609	25,263

	$774,459	$15,472	$7,609	$751,378

		Investments at Fair Value as of December 31, 2011
(in thousands) Description	12/31/2011	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$585,767	$—	$—	$585,767
Preferred stock	30,289	—	—	30,289
Common stock	6,769	6,679	—	90
Warrants	30,045	—	3,761	26,284

	$652,870	$6,679	$3,761	$642,430

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine-months ended September 30, 2012 (unaudited) and for the year ended December 31, 2011.

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, September 30, 2012
Senior Debt	$585,767	$(5,178)	$(14,007)	$308,547	$(2,000)	$(178,998)	$—	$—	$(356)	$693,775
Preferred Stock	30,289	324	3,182	7,700	(6,432)	—	—	356	(4,144)	31,275
Common Stock	90	(16)	4,931	9,558	(45)	—	—	—	(13,453)	1,065
Warrants	$26,284	3,526	(1,402)	6,088	(4,977)	—	—	—	(4,256)	25,263

Total	$642,430	$(1,344)	$7,296	$331,893	$(13,454)	$(178,998)	$—	$356	$(22,209)	$751,378

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2011
Senior Debt	$394,198	$(4,301)	$9,050	$454,640	$—	$(263,432)	$—	$—	$(4,388)	$585,767
Subordinated Debt	7,420	—	—	—	—	(7,420)	—	—	—	—
Preferred Stock	24,607	(1,441)	838	1,860	—	—	—	4,425	—	30,289
Common Stock	1,030	—	(940)	—	—	—	—	—	—	90
Warrants	17,401	(1,054)	5,243	6,507	(497)	—	(51)	—	(1,265)	$26,284

Total	$444,656	$(6,796)	$14,191	$463,007	$(497)	$(270,852)	$(51)	$4,425	$(5,653)	$642,430

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)

Transfers in to Level 3 relate to the conversion of E-Band Communications, Inc. debt to equity. Transfers out of Level 3 relate to the respective initial public offerings of Annie’s, Inc., Cempra, Inc., Enphase Energy, Inc. Facebook, Inc., Merrimack Pharmaceuticals, Inc. Tectura Corporation, and WageWorks, Inc. to level 1.

For the nine-months ended September 30, 2012, approximately $3.4 million in unrealized appreciation and $29,000 in unrealized depreciation was recorded for equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $14.0 million in unrealized depreciation was recorded for Level 3 debt investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine-months ended September 30, 2012 and September 30, 2011:

(in thousands)	Three months ended September 30, 2012						Nine months ended September 30, 2012
Portfolio Company	Type	Fair Value at September 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
E-Band Communications, Corp.	Non- Controlled Affiliate	1,483	—	21	—	—	4	(1,466)	—	—
Gelesis	Non- Controlled Affiliate	1,792	239	92	—	—	683	(799)	—	—

Total		$3,275	$239	$113	$—	$—	$687	$(2,265)	$—	$—

(in thousands)	Three months ended September 30, 2011						Nine months ended September 30, 2011
Portfolio Company	Type	Fair Value at September 30, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$2,983	$10	$14	$—	$—	$861	$(3,546)	$—	$—
E-Band Communications, Corp.	Non- Controlled Affiliate	—	5	(53)	—	—	9	(3,425)	—	—

Total		$2,983	$15	$(39)	$—	$—	$870	$(6,971)	$—	$—

At September 30, 2012, the Company did not hold any Control Investments. The Company’s investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of December 31, 2011, was liquidated during the three-month period ended September 30, 2012. On July 31, 2012, the Company received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the nine-month period ended September 30, 2012.

A summary of the composition of the Company’s investment portfolio as of September 30, 2012 (unaudited) and December 31, 2011 at fair value is shown as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$574,301	74.2%	$482,268	73.9%
Senior secured debt	152,346	19.6%	133,544	20.4%
Preferred stock	31,675	4.1%	30,181	4.6%
Common Stock	16,137	2.1%	6,877	1.1%

	$774,459	100.0%	$652,870	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2012 (unaudited) and as of December 31, 2011 is shown as follows:

	September 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$766,610	99.0%	$634,736	97.2%
England	3,313	0.4%	8,266	1.3%
Iceland	4,431	0.6%	4,970	0.7%
Ireland	105	0.0%	3,842	0.6%
Canada	—	0.0%	672	0.1%
Israel	—	0.0%	384	0.1%

	$774,459	100.0%	$652,870	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at September 30, 2012 (unaudited) and December 31, 2011:

	September 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$148,646	19.2%	$131,428	20.1%
Internet Consumer & Business Services	120,789	15.6%	117,542	18.0%
Clean Technology	85,445	11.0%	64,587	9.9%
Software	71,040	9.2%	27,850	4.3%
Drug Delivery	65,811	8.5%	62,665	9.6%
Medical Device & Equipment	47,077	6.1%	—	0.0%
Media/Content/Info	45,330	5.9%	38,476	5.9%
Communications & Networking	40,175	5.2%	28,618	4.4%
Information Services	37,448	4.8%	45,850	7.0%
Healthcare Services, Other	36,145	4.6%	—	0.0%
Diagnostic	16,650	2.1%	15,158	2.3%
Specialty Pharmaceuticals	12,945	1.7%	39,384	6.0%
Biotechnology Tools	11,596	1.5%	18,693	2.9%
Surgical Devices	11,463	1.5%	11,566	1.8%
Consumer & Business Products	11,391	1.5%	4,186	0.6%
Semiconductors	7,204	0.9%	9,733	1.5%
Electronics & Computer Hardware	5,304	0.7%	1,223	0.2%
Therapeutic	—	0.0%	35,911	5.5%

	$774,459	100.0%	$652,870	100.0%

During the three and nine-month periods ended September 30, 2012, the Company funded investments in debt securities, totaling approximately $90.8 million and $260.6 million, respectively. During the three and nine-month periods ended September 30, 2012, the Company funded equity investments of approximately $589,000 and $7.7 million respectively. During the nine-month period ended September 30, 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company. In addition, in December 2011, Hercules entered into an agreement to acquire shares of Facebook, Inc. common stock for approximately $9.6 million through a secondary marketplace. The investments were subject to a Facebook, Inc. right of first refusal, which expired thirty days after the date of investment. At December 31, 2011 these assets were held as Other Assets. In February 2012, Hercules was notified that Facebook Inc. had not exercised its repurchase right with respect to any of the shares and had executed all documents necessary to fully transfer the ownership of the shares to Hercules. Accordingly, during the nine-month period ended September 30, 2012, the investment in Facebook, Inc. was transferred from Other Assets to Investments.

During the three and nine-month periods ended September 30, 2011 the Company made investments in debt securities, totaling approximately $146.1 million and $351.3 million, respectively. The Company funded equity investments of approximately $1.1 million in the three month period and approximately $1.6 million in the nine-month period ended September 30, 2011.

During three month period ended September 30, 2012, the Company recognized net realized losses of approximately $9.1 million on the portfolio. During the quarter ended September 30, 2012, we recorded realized losses of approximately $8.7 million, $672,000 and $463,000, respectively, from the liquidation of MaxVision Holding, L.L.C, Zeta Interactive Corporation and Magi.com (pka Hi5 Networks, Inc.). These losses were partially offset by realized gains of approximately $825,000 related to the sale of Barrx Medical, Inc. During the nine-month period ended September 30, 2012, the Company recognized net realized gains of approximately $2.0 million on the portfolio.

During the three-months ended September 30, 2011, the Company recognized no realized gains or losses and for the nine-months ended September 30, 2011 the Company recognized net realized gains of approximately $10.1 million from the sale of common stock in its public portfolio companies. During the three and nine-months ended September 30, 2011, the Company recognized realized losses of approximately $1.6 million and $6.7 million, respectively, from equity, loan, and warrant investments in portfolio companies that have been liquidated.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $2.8 million and $4.5 million of unamortized fees at September 30, 2012 and December 31, 2011, respectively, and approximately $5.6 million and $4.4 million in exit fees receivable at September 30, 2012 and December 31, 2011, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $297,000 and $866,000 in PIK income in the three and nine-month periods ended September 30, 2012. The Company recorded approximately $285,000 and $1.4 million in PIK income in the same periods ended September 30, 2011, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine-month periods ended September 30, 2012.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2012, approximately 64.4% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 34.9% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.7% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”) and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At September 30, 2012, the April 2019 Notes were trading on the New York Stock Exchange for $1.015 per dollar at par value, and the September 2019 Notes were trading on the New York Stock Exchange for $1.004 per dollar at par value. Based on market quotations on or around September 30, 2012, the Convertible Senior Notes were trading for $1.0275 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $217.1 million, compared to the carrying amount of $200.25 million as of September 30, 2012.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the balance sheet. The following table provides additional information about the level in the fair value hierarchy of our liabilities:

(in thousands) Description	9/30/2012	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
April 2019 Notes	$85,740	$—	$85,740	$—
September 2019 Notes	$75,300	$—	$75,300	$—
Convertible Senior Notes	$77,063	$—	$77,063	$—
SBA Debentures	$217,130	$—	$—	$217,130

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

4. Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. The Company’s net investment of $75.0 million in HT II as of September 30, 2012 fully funds the required regulatory capital for HT II. HT II has a total of $76.0 million of SBA guaranteed debentures outstanding as of September 30, 2012 and has paid the SBA commitment fees of approximately $1.5 million. As of September 30, 2012, the Company held investments in HT II in 52 companies with a fair value of approximately $162.1 million, accounting for approximately 20.9% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2012, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $124.25 million was outstanding as of September 30, 2012. As of September 30, 2012, HT III has paid commitment fees of approximately $1.5 million. As of September 30, 2012, the Company held investments in HT III in 32 companies with a fair value of approximately $195.4 million, accounting for approximately 25.2% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on September 19, 2012 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2012 for HT II was approximately $88.9 million with an average interest rate of approximately 4.8%. The average amount of debentures outstanding for the quarter ended September 30, 2012 for HT III was approximately $110.8 million with an average interest rate of approximately 3.3%.

HT II and HT III hold approximately $182.0 million and $223.3 million in assets, respectively, and accounted for approximately 15.3% and 18.8% of the Company’s total assets prior to consolidation at September 30, 2012.

In January 2011, the Company repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2011, the SBA approved a $25.0 million dollar commitment for HT III.

In February 2012, the Company repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III.

In August 2012, the Company repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees and $12.75 million priced at 6.38%, including annual fees.

As of September 30, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at September 30, 2012 there was $200.25 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, and in September 2012 the SBA approved an additional $24.75 million commitment under HT III, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of September 30, 2012 (unaudited) and December 31, 2011:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30 2012	December 31, 2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$—	$12,000
March 26, 2008	March 1, 2018	6.38%	34,800	58,050
September 24, 2008	September 1, 2018	6.63%	—	13,750
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
September 19, 2012	September 1, 2022	3.05%	24,250	—

Total SBA Debentures			$200,250	$225,000

(1)	Interest rate includes annual charge

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

On August 1, 2012, the Company entered into an amendment to the Wells Facility. The amendment reduces the interest rate floor by 75 basis points to 4.25% and extends the maturity date by one year to August 2015. Additionally, an amortization period of 12 months was added to pay down the principal balance as of the maturity date, and the unused line fee was reduced.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended September 30, 2012, this non-use fee was approximately $112,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At September 30, 2012, there was no debt outstanding under the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital subsequently raised by the Company. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2012.

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

On March 30, 2012 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to the offer and sale of the Company’s 2019 Notes. On September 17, 2012, the Company entered into an amendment to the Union Bank Facility. Pursuant to the terms of the amendment, the Company is permitted to increase its unsecured indebtedness by an aggregate original principal amount not to exceed $200.0 million incurred after March 30, 2012 in one or more issuances, provided certain conditions are satisfied for each issuance.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with an interest rate floor of 4.0%. At September 30, 2012, there were no borrowings outstanding on this facility. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended September 30, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At September 30, 2012, there was no debt outstanding under the Union Bank Facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of September 30, 2012, the minimum tangible net worth covenant has increased to $356.5 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for net proceeds of approximately $47.2 million. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2012.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, the Company paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility was terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $699,000 as of September 30, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants. Since inception of the agreement, the Company has paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing its realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between December 2012 and January 2017.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of September 30, 2012, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of September 30, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of September 30, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(3,835)

Carrying value of debt	$71,165

For the three month and nine-months ended September 30, 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended September 2012	Nine Months Ended September 2012
Stated interest expense	$1,125	$3,375
Accretion of original issue discount	271	812
Amortization of debt issuance cost	144	433

Total interest expense and fees	$1,540	$4,620

Cash paid for interest expense	$—	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1 % and 8.2% for the three and nine-months ended September 30, 2012, respectively. As of September 30, 2012, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

2019 Notes Payable

On March 6, 2012, the Company and U.S. Bank National Association (the “Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, the Company and the Trustee entered into the First Supplemental Indenture to the Base Indenture (the “Base Indenture”), dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

On September 24, 2012, the Company and the Trustee, entered into the Second Supplemental Indenture to the Base Indenture, dated as of September 24, 2012, relating to the Company’s issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “September 2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

2019 Notes payable is compromised of:

	As of
(in thousands)	September 30, 2012	December 31, 2011
April 2019 Notes	$84,490	$—
September 2019 Notes(1)	75,000	—

Total Notes Payable	$159,490	$—

(1)

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

April 2019 Notes

The April 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The April 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGZ.”

The April 2019 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the April 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The April 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

In July 2012, we re-opened our April 2019 Notes and issued an additional amount of approximately $41.5 million in aggregate principal amount of April 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

September 2019 Notes

The September 2019 Notes will mature on September 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The September 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGY.”

The September 2019 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the September 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Second Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 (the “Underwriting Agreement”) among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

For the three months and nine-months ended September 30, 2012, the components of interest expense and related fees and cash paid for interest expense for the April 2019 and September 2019 Notes are as follows:

(in thousands)	Three Months Ended September 30, 2012(1)	Nine Months Ended September 30, 2012(1)
Stated interest expense	$1,509	$2,128
Amortization of debt issuance cost	130	179

Total interest expense and fees	$1,639	$2,307

Cash paid for interest expense	$—	$—

(1)	Includes the April 2019 Notes and the September 2019 Notes.

As of September 30, 2012, the Company is in compliance with the terms of the indenture governing the April 2019 Notes and the September 2019 Notes.

Outstanding Borrowings

At September 30, 2012 (unaudited) and December 31, 2011, the Company had the following borrowing capacity and outstanding borrowings:

	September 30, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
April 2019 Notes	84,490	84,490	—	—
September 2019 Notes(2)	75,000	75,000	—	—
Convertible Senior Notes(3)	75,000	71,165	75,000	70,353
SBA Debentures(4)	225,000	200,250	225,000	225,000

Total	$589,490	$430,905	$430,000	$305,540

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding
(2)

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.8 million at September 30, 2012.

(4)

In February 2012, the Company repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III. In August 2012, the Company repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees, and $12.75 million priced at 6.38%, including annual fees. In September 2012, the SBA approved a $24.75 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

5. Income taxes

The Company has elected to be taxed as a RIC under Subchapter M of the Code and intends to continue to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

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

During the quarter ended September 30, 2012, the Company declared a distribution of $0.24 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2012, approximately 100.0% would be from ordinary income and spillover earnings from 2011. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2012 distributions to shareholders will actually be.

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

Taxable income for the nine-month period ended September 30, 2012 was approximately $33.8 million or $0.70 per share. Taxable net realized gains for the same period were $10.8 million or approximately $0.22 per share. Taxable income for the nine-month period ended September 30, 2011 was approximately $27.1 million or $0.63 per share. Taxable net realized gains for the same period were $8.6 million or approximately $0.20 per share.

6. Shareholders’ Equity

On January 20, 2012, the Company raised approximately $47.7 million, net of issuance costs, in a public offering of 5,000,000 shares of its common stock.

On July 25, 2012, the Company approved the extension of the stock repurchase plan under the same terms and conditions that allows the Company to repurchase up to $35.0 million of its common stock as previously approved and extended for an additional six month period set to expire on February 26, 2013. During the nine-month period ended September 30, 2012, the Company did not repurchase any common stock.

At September 30, 2012, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

The Company has issued stock options for common stock subject to future issuance, of which 2,522,802 and 4,231,444 were outstanding at September 30, 2012 and December 31, 2011, respectively.

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

In conjunction with the amendment and in accordance with the exemptive order, on June 21, 2007 the Company made an automatic grant of shares of restricted common stock to Messrs. Badavas, Chow and Woodward, the independent members of its Board of Directors, in the amounts of 1,667, 1,667 and 3,334 shares, respectively. In May 2008, the Company issued restricted shares to Messrs. Badavas and Chow in the amount of 5,000 shares each. In June 2009, the Company issued 5,000 restricted stock shares to Mr. Woodward. The shares were issued pursuant to the 2006 Plan and vested 33% on an annual basis from the date of grant. Deferred compensation cost was recognized ratably over the three year vesting period.

A summary of common stock options activity under the Company’s 2006 and 2004 Plans for the nine-months ended September 30, 2012 and 2011 is as follows:

	For the Nine Months Period Ended September 30,
	2012	2011
	Common Stock Options	Common Stock Options
Outstanding at Beginning of Period	4,231,444	4,729,849
Granted	54,000	526,700
Exercised	(560,696)	(156,994)
Cancelled	(1,201,946)	(733,020)

Outstanding at End of Period	2,522,802	4,366,535

Weighted-average exercise price	$12.09	$11.39

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At September 30, 2012, options for approximately 2.2 million shares were exercisable at a weighted average exercise price of approximately $12.40 per share with a weighted average remaining contractual term of 2.13 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the nine-month periods ended September 30, 2012 and 2011 was approximately $96,000 and $1.2 million respectively. During the three-month periods ended September 30, 2012 and 2011, approximately $89,000 and $126,000 of share-based cost due to stock option grants was expensed, respectively. During the nine-month periods ended September 30, 2012 and 2011, approximately $309,000 and $480,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2012, there was approximately $527,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.8 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the nine-month periods ended September 30, 2012 and 2011:

	For Nine Months Ended September 30,
	2012	2011
Expected Volatility	46.39%	46.39%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.49% - 1.07%	0.79% - 1.98%

The following table summarizes stock options outstanding and exercisable at September 30, 2012.

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $8.49	46,248	4.51	$250,286	$5.60	46,248	4.51	$250,286	$5.60
$8.67 - $13.40	1,782,554	3.21	468,097	$11.51	1,421,632	2.48	175,255	$11.84
$13.87 - $14.02	694,000	1.27	—	$14.02	694,000	1.27	—	$14.02

$4.21 - $14.02	2,522,802	2.7	$718,383	$12.09	2,161,880	2.13	$425,541	$12.40

During the nine-months ended September 30, 2012 and 2011, respectively, the Company granted approximately 692,000 and 306,600 shares of restricted stock pursuant to the Plans. Each restricted stock award granted in 2012 and 2011 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. The restricted stock awarded in 2008 vested 25% annually on the anniversary date of the award. Share based compensation cost was recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2008.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the nine-month periods ended September 30, 2012 and 2011, was approximately $7.5 million and $3.4 million, respectively. During the three-month periods ended September 30, 2012 and 2011, the Company expensed approximately $1.0 million and $762,000 of compensation expense related to restricted stock, respectively. During the nine-month periods ended September 30, 2012 and 2011, the Company expensed approximately $2.9 million and $2.1 million of compensation expense related to restricted stock, respectively. As of September 30, 2012, there was approximately $9.3 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.86 years.

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator
Net increase in net assets resulting from operations	$4,745	$6,223	$21,898	$29,363
Less: Dividends declared-common and restricted shares	(11,952)	(9,648)	(35,292)	(28,853)

Undistributed earnings	(7,207)	(3,425)	(13,394)	510

Undistributed earnings-common shares	(7,207)	(3,425)	(13,394)	510
Add: Dividend declared-common shares	11,703	9,473	34,503	28,329

Numerator for basic and diluted change in net assets per common share	4,496	6,048	21,108	28,839

Denominator

Basic weighted average common shares outstanding	48,750	43,071	48,130	42,920
Common shares issuable	58	265	107	331

Weighted average common shares outstanding assuming dilution	48,808	43,336	48,237	43,251
Change in net assets per common share
Basic	$0.09	$0.14	$0.44	$0.67
Diluted	$0.09	$0.14	$0.44	$0.67

The calculation of change in net assets per common share—assuming dilution, excludes all anti-dilutive shares. For the three and nine-month periods ended September 30, 2012 and 2011, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, were approximately 2.5 million and 2.5 million shares, respectively.

9. Financial Highlights

Following	is a schedule of financial highlights for the nine-months ended September 30, 2012 and 2011:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	Nine Months Ended September 30,
	2012	2011
Per share data:
Net asset value at beginning of period	$9.83	$9.50
Net investment income	0.73	0.67
Net realized gain (loss) on investments	0.04	0.08
Net unrealized appreciation (depreciation) on investments	(0.33)	(0.07)

Total from investment operations	(0.44)	0.68
Net increase/(decrease) in net assets from capital share transactions	(0.20)	0.04
Distributions	(0.71)	(0.67)
Stock-based compensation expense included in investment income(1)	0.06	0.06

Net asset value at end of period	$9.42	$9.61

Ratios and supplemental data:
Per share market value at end of period	$11.01	$8.52
Total return	24.25%	(12.62	)%(2)
Shares outstanding at end of period	49,785	43,908
Weighted average number of common shares outstanding	48,130	42,920
Net assets at end of period	$469,117	$422,050
Ratio of operating expense to average net assets	9.79%	9.53%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	9.77%	9.17%
Average debt outstanding	$322,193	$220,664
Weighted average debt per common share	$6.69	$5.14

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

10. Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance sheet risk. These instruments consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at September 30, 2012 totaled approximately $66.0 million. Approximately $39.5 million of these unfunded commitments are dependent upon the portfolio company reaching certain milestones before the Company’s debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $133.5 million of non-binding term sheets outstanding to 13 new and existing companies at September 30, 2012. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through October 2018. Total rent expense amounted to approximately $294,000 and $868,000 during the three and nine-month period ended September 30, 2012 respectively. There was approximately $278,000 and $832,000 recorded in the same periods ended September 30, 2011.

Future commitments under operating leases as of September 30, 2012 were as follows:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years		After 5 years
Borrowings	$430,905	$—	$—	$71,165	(4)	$359,740	(3)
Operating Lease Obligations(5)	9,146	1,277	2,802	3,025		2,042

Total	$440,051	$1,277	$2,802	$74,190		$361,782

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)

Includes $200.25 million in borrowings under the SBA debentures, $84.5 million in aggregate principal amount of the April 2019 Notes, and $75.0 million in aggregate principal amount of the September 2019 Notes. See 12. Subsequent Events for discussion of overallotment.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.8 million at September 30, 2012.

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

12. Subsequent Events

Liquidity and Capital Resources

In October 2012, the Company completed a follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million, before deducting offering expenses payable by the Company.

In October 2012, in connection with the recent public offering of $75.0 million in aggregate principal amount of the Company’s 7.00% senior unsecured notes due 2019 (the “September 2019 Notes”), which closed on September 24, 2012, the underwriters have exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total size of the offering to $85.9 million.

Dividend Declaration

On October 26, 2012 the Board of Directors declared a cash dividend of $0.24 per share that will be payable on November 21, 2012 to shareholders of record as of November 14, 2012. This dividend represents the Company’s twenty-ninth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.64 per share.

Portfolio Company Developments

In October 2012, the Company’s portfolio company Nextwave Pharmaceuticals, reached a definitive agreement to be acquired by Pfizer Inc. (NYSE: PFE). Pfizer is exercising the option to acquire NextWave and will make a payment of $255.0 million to NextWave shareholders at the close of the deal. NextWave shareholders are eligible to receive additional payments of up to $425 million if certain sales milestones are met.

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

Overview

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and clean-technology industries at all stages of development. We source our investments through our principal office located in Silicon Valley, as well as through its additional offices in Boston, MA, Boulder, CO and McLean, VA.

Our goal is to be the leading structured debt financing provider of choice for venture capital-backed companies in technology-related markets requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related markets including technology, biotechnology, life science, and clean-technology industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio companies.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related markets with attractive current yields and the potential for equity appreciation and realized gains. Our structured debt investments typically include warrants or other equity interests, giving us the potential to realize equity-like returns on a portion of our investments. Our equity ownership in our portfolio companies may represent a controlling interest. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related markets is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

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

We regularly engage in discussions with third parties in respect of various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We or our subsidiaries may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Portfolio and Investment Activity

The total value of our investment portfolio was $774.5 million at September 30, 2012 as compared to $652.9 million at December 31, 2011.

Portfolio Activity

During the nine-month period ended September 30, 2012 we made debt and equity commitments to new and existing portfolio companies, including restructured loans, totaling $359.3 million and $17.4 million, respectively. Debt commitments for the nine-month period ended September 30, 2012 included commitments of approximately $241.3 million to 25 new portfolio companies and $118.0 million, including restructured loans, to 21 existing companies. Equity commitments for the nine-month period ended September 30, 2012 included commitments of approximately $14.6 million to two new portfolio companies and $2.8 million to three existing companies.

During the three and nine-month periods ended September 30, 2012, we funded investments in debt securities, totaling approximately $90.8 million and $260.6 million, respectively. During the three and nine-month periods ended September 30, 2012, we funded equity investments of approximately $589,000 and $7.7 million, respectively. During the nine-month period ended September 30, 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company, and the investment in Facebook, Inc. of approximately $9.6 million was transferred from Other Assets to Investments.

At September 30, 2012, we had unfunded contractual commitments of approximately $66.0 million to 18 new and existing companies. Approximately $39.5 million of these unfunded origination activity commitments are dependent upon the portfolio company reaching certain milestones before our debt commitment becomes available to the portfolio company.

These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, we have approximately $133.5 million of non-binding term sheets outstanding to 13 new and existing companies at September 30, 2012. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of the loan portfolio at September 30, 2012 was approximately $693.8 million, compared to a fair value of approximately $513.4 million at September 30, 2011. The fair value of the equity portfolio at September 30, 2012 and 2011 was approximately $47.8 million and $35.8 million, respectively. The fair value of our warrant portfolio at September 30, 2012 and 2011 was approximately $32.9 million and $27.3 million, respectively.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the nine-month period ended September 30, 2012, we received approximately $167.2 million of principal repayments, including normal principal amortization repayments of approximately $94.8 million, and early repayments and of approximately $70.4 million. During the nine-month period ended September 30, 2012, we restructured our debt investments in seven portfolio companies for approximately $68.7 million and converted $356,000 of debt to equity.

During the three-month period ended September 30, 2012, one of our portfolio companies completed an initial public offering. On September 19, 2012, Trulia Inc. completed its initial public offering of 6.0 million shares of common stock at a price to the public of $17.00 per share.

As of September 30, 2012, we held warrants or equity positions in four companies which have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Glori Energy, Inc., iWatt, Inc., Paratek Pharmaceuticals and one company that filed a registration statement confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Total portfolio investment activity for the nine-month period ended September 30, 2012 (unaudited) and for the year ended December 31, 2011 is as follows:

(in millions)	September 30, 2012	December 31, 2011
Beginning Portfolio	$652.9	$472.0
New fundings	268.3	433.8
Warrants not related to current period fundings	1.3	1.5
Restructure fundings	46.7	16.1
Principal payments received on investments	(94.8)	(65.2)
Early payoffs	(70.4)	(182.1)
Restructure payoffs	(13.8)	(16.1)
Accretion of loan discounts and loan fees	16.1	17.0
New loan fees	(9.1)	(10.4)
Conversion of “Other Assets”	9.6	0.2
Proceeds from sale of investments	(6.6)	(20.6)
Net realized (loss) gain on investments	(11.0)	2.1
Net change in unrealized appreciation/(depreciation)	(14.7)	4.6

Ending Portfolio	$774.5	$652.9

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2012 (unaudited) and December 31, 2011 (excluding unearned income).

	September 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$574,301	74.2%	$482,268	73.9%
Senior secured debt	152,346	19.6%	133,544	20.4%
Preferred stock	31,675	4.1%	30,181	4.6%
Common Stock	16,137	2.1%	6,877	1.1%

	$774,459	100.0%	$652,870	100.0%

	September 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$766,610	99.0%	$634,736	97.2%
England	3,313	0.4%	8,266	1.3%
Iceland	4,431	0.6%	4,970	0.7%
Ireland	105	0.0%	3,842	0.6%
Canada	—	0.0%	672	0.1%
Israel	—	0.0%	384	0.1%

	$774,459	100.0%	$652,870	100.0%

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to approximately 13.85% as of September 30, 2012. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $2.8 million and $4.5 million of unamortized fees at September 30, 2012 and December 31, 2011, respectively, and approximately $5.6 million and $4.4 million in exit fees receivable at September 30, 2012 and December 31, 2011, respectively. We recognize nonrecurring fees amortized over the remaining term of the loan relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and original issue discount (“OID”) related to early loan pay-off or material modification of the specific debt outstanding.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $866,000 and $1.4 million in PIK income in the nine-month periods ended September 30, 2012 and 2011. In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the nine-month period ended September 30, 2012.

In some cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At September 30, 2012, approximately 64.4% our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 34.9% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.7% of portfolio company loans had an equipment only lien.

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

The effective yield on our debt investments for the three-month periods ended September 30, 2012 and 2011 was 14.4% and 16.8%, respectively. This yield was lower period over period due to fewer fee accelerations attributed to early payoffs and one-time events during the current year as compared to the prior year. The effective yield excluding payoffs on our debt investments for the three-month periods ended September 30, 2012 and 2011 was 13.9% and 14.3%, respectively. The decline in this rate is due primarily to the repayments of debt investments that had higher effective yields than the debt investments made in the past three to four quarters because of the lower interest rate environment.

The overall weighted average yield to maturity of our loan investments was approximately 12.85% and 12.64% at September 30, 2012 and December 31, 2011, respectively. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Portfolio Composition

Our portfolio companies are primarily privately held expansion-and established-stage companies in the drug discovery and development, internet consumer and business services, clean technology, software, drug delivery, medical device and equipment, media/content/info, communications and networking, information services, healthcare services, diagnostic, specialty pharmaceuticals, biotechnology tools, surgical devices, consumer and business products, semiconductors, electronics and computer hardware and therapeutic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

As of September 30, 2012, approximately 63.5% of the fair value of our portfolio was composed of investments in five industries: 19.2% was composed of investments in the drug discovery and development industry, 15.6% was composed of investments in the internet consumer and business services industry, 11.0% was composed of investments in the clean technology industry, 9.2% was composed of investments in the software industry and 8.5% was composed of investments in the drug delivery industry.

The following table shows the fair value of our portfolio by industry sector at September 30, 2012 (unaudited) and December 31, 2011:

	September 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$148,646	19.2%	$131,428	20.1%
Internet Consumer & Business Services	120,789	15.6%	117,542	18.0%
Clean Technology	85,445	11.0%	64,587	9.9%
Software	71,040	9.2%	27,850	4.3%
Drug Delivery	65,811	8.5%	62,665	9.6%
Medical Device & Equipment	47,077	6.1%	—	0.0%
Media/Content/Info	45,330	5.9%	38,476	5.9%
Communications & Networking	40,175	5.2%	28,618	4.4%
Information Services	37,448	4.8%	45,850	7.0%
Healthcare Services, Other	36,145	4.6%	—	0.0%
Diagnostic	16,650	2.1%	15,158	2.3%
Specialty Pharmaceuticals	12,945	1.7%	39,384	6.0%
Biotechnology Tools	11,596	1.5%	18,693	2.9%
Surgical Devices	11,463	1.5%	11,566	1.8%
Consumer & Business Products	11,391	1.5%	4,186	0.6%
Semiconductors	7,204	0.9%	9,733	1.5%
Electronics & Computer Hardware	5,304	0.7%	1,223	0.2%
Therapeutic	—	0.0%	35,911	5.5%

	$774,459	100.0%	$652,870	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies. As of September 30, 2012 and December 31, 2011, our ten largest portfolio companies represented approximately 36.2% and 37.9%, respectively, of the total fair value of our investments in portfolio companies. At both September 30, 2012 and December 31, 2011, we had seven investments, respectively, that represented 5% or more of our net assets. At September 30, 2012, we had five equity investments representing approximately 67.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2011, we had seven equity investments which represented approximately 63.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of September 30, 2012, over 99.0% of our debt investments were in a senior secured first lien position, and more than 99.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round at the time of issuance. As of September 30, 2012, we held warrants in 117 portfolio companies, with a fair value of approximately $32.9 million. The fair value of the warrant portfolio has increased by approximately 9.4% as compared to the fair value of the warrant portfolio of $30.0 million at December 31, 2011. The increase was primarily driven by our investment in 20 new portfolio companies in 2012, partially offset by the disposal of 12 portfolio companies held at December 2011. These warrant holdings would require us to invest approximately $77.0 million to exercise such warrants.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine-months ended September 30, 2012 and September 30, 2011:

(in thousands)	Three months ended September 30, 2012						Nine months ended September 30, 2012
Portfolio Company	Type	Fair Value at September 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
E-Band Communications, Corp.	Non-Controlled Affiliate	1,483	—	21	—	—	4	(1,466)	—	—
Gelesis	Non-Controlled Affiliate	1,792	239	92	—	—	683	(799)	—	—

Total		$3,275	$239	$113	$—	$—	$687	$(2,265)	$—	$—

(in thousands)	Three months ended September 30, 2011						Nine months ended September 30, 2011
Portfolio Company	Type	Fair Value at September 30, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$2,983	$10	$14	$—	$—	$861	$(3,546)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	—	5	(53)	—	—	9	(3,425)	—	—

Total		$2,983	$15	$(39)	$—	$—	$870	$(6,971)	$—	$—

At September 30, 2012, we did not hold any Control Investments. Our investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of December 31, 2011, was liquidated during the three-months ended September 30, 2012. On July 31, 2012, we received payment of $2.0 million for our total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the nine-month period ended September 30, 2012.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2012 (unaudited) and December 31, 2011, respectively.

	September 30, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$117,001	16.9%	$104,516	17.8%
2	418,490	60.3%	403,114	68.8%
3	139,344	20.1%	70,388	12.0%
4	16,440	2.4%	6,722	1.2%
5	2,500	0.3%	1,027	0.2%

	$693,775	100.0%	$585,767	100.0%

As of September 30, 2012, our investments had a weighted average investment grading of 2.12 as compared to 2.01 at December 31, 2011. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At September 30, 2012, 47 portfolio companies were graded 2, 19 portfolio companies were graded 3, three portfolio companies were graded 4, and two portfolio companies were graded 5 as compared to 43 portfolio companies that were graded 2, 12 portfolio companies that were graded 3, two portfolio companies that were grade 4, and two portfolio companies that were graded 5 at December 31, 2011.

At September 30, 2012, there was one portfolio company on non-accrual status with a fair value of zero. There was one portfolio company on non-accrual status as of December 31, 2011 with a fair value of approximately $1.0 million.

Results of Operations

Comparison of the three and nine-month periods ended September 30, 2012 and 2011

Investment Income

Total investment income for the three and nine-month periods ended September 30, 2012 totaled approximately $23.9 million and $70.1 million, respectively, compared to $18.7 million and $58.7 million for the three and nine-month periods ended September 30, 2011, respectively.

Interest income for the three and nine-month periods ended September 30, 2012 totaled approximately $21.7 million and $63.2 million, respectively, compared to $16.4 million and $50.9 million for the three and nine-month periods ended September 30, 2011, respectively. The increase in interest income is attributable to an increase of loan interest income of approximately $4.9 million and $11.7 million for the three and nine-month periods ended September 30, 2012, respectively. The increase in interest income is attributable to growth in the overall loan portfolio.

Income from commitment, facility and loan related fees for the three and nine-month periods ended September 30, 2012 totaled approximately $2.2 million and $6.9 million, respectively, compared to $2.3 million and $7.7 million for the three and nine-month periods ended September 30, 2011, respectively. The decrease in income from commitment, facility and loan related fees is primarily the result of a decrease in one time fees and amendment revenue of approximately $805,000 and $2.0 million for the three and nine-month periods ended September 30, 2012, respectively, partially offset by an increase in commitment fees and facilities fees of approximately $710,000 and $1.2 million for the three and nine-month periods ended September 30, 2012, respectively.

The following table shows the PIK-related activity for the nine-months ended September 30, 2012 and 2011, at cost:

	Nine months ended September 30,
(in thousands)	2012	2011
Beginning PIK loan balance	$2,041	$3,955
PIK interest capitalized during the period	1,125	1,801
Payments received from PIK loans	—	(3,567)
PIK converted to other securities	—	(440)
Realized Loss	(291)	—

Ending PIK loan balance	$2,875	$1,749

The decrease in payments received from PIK loans and PIK interest capitalized during the nine-months ended September 30, 2012 is due to approximately $1.4 million, $1.0 million, $493,000, $302,000, and $268,000 of PIK collected in conjunction with the sale of our investment in Infologix, Inc. and the early payoffs of IPA Holdings, LLC., Unify Corporation, HighJump Acquisition, LLC., and Velocity Technology Solutions, Inc., respectively, in the nine-months ended September 30, 2011. The decrease in PIK converted to other securities during the nine-months September 30, 2012 is due to approximately $440,000 related to the conversion of MaxVision Holding, LLC. debt to equity in nine-months period ended September 30, 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the three and nine-month periods ended September 30, 2012 and 2011, respectively.

Operating Expenses

Operating expenses, which are comprised of interest and fees on borrowings, general and administrative and employee compensation, totaled approximately $12.6 million and $10.1 million during the three month periods ended September 30, 2012 and 2011, respectively. Operating expenses totaled approximately $35.1 million and $29.9 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

Interest and fees on borrowings totaled approximately $6.1 million and $16.3 million during the three and nine-month periods ended September 30, 2012, respectively, and approximately $4.3 million and $11.3 million during the three and nine-months periods ended September 30, 2011, respectively. The increase is primarily attributed to interest and fee expenses of $1.3 million and $3.8 million during the three and nine-month periods ended September 30, 2012, respectively, related to the $75.0 million of Convertible Senior Notes issued on April 15, 2011 and approximately $1.6 million and $2.3 million during the three and nine-month periods ended September 30, 2012, respectively, related to the $84.5 million of the April 2019 Notes and the $75.0 million of the September 2019 Notes, respectively. Additionally, we incurred approximately $271,000 and $812,000 of non-cash interest expense during the three and nine-month periods ended September 30, 2012, respectively, and $271,000 and $496,000 during the three and nine-month periods ended September 30, 2011 attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. Additionally, we recognized accelerations of approximately $457,000 and $416,000 of unamortized fees in connection with the pay down of $24.25 million SBA debentures in February 2012 and $24.75 million in SBA debentures in August 2012, respectively.

We had a weighted average cost of debt comprised of interest and fees of approximately 6.7% at September 30, 2012, as compared to 6.5% during the third quarter of 2011. The increase was primarily attributed to the weighted average cost of debt on the 2019 Notes of 7.5%, which closed in April and September 2012. As of September 30, 2012 the weighted average debt outstanding was approximately $322.2 million.

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, workout and various other expenses. Expenses increased to $2.4 million from $1.7 million for the three month periods ended September 30, 2012 and 2011, respectively. These increases were primarily due to increases of approximately $338,000 and $170,000 for accounting and legal expenses, respectively, for the three month period ended September 30, 2012. Expenses decreased to $6.1 million from $6.2 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Employee compensation and benefits totaled approximately $2.9 million and $3.3 million during the three month periods ended September 30, 2012 and 2011, respectively, and approximately $9.6 million and $9.9 million during the nine month periods ended September 30, 2012 and 2011, respectively. The decrease was primarily attributable to the reduction in headcount from 56 employees at September 30, 2011 to 52 employees at September 30, 2012. Stock-based compensation totaled approximately $1.1 million and $870,000 during the three-month periods ended September 30, 2012 and 2011, respectively, and approximately $3.1 million and $2.5 million during the nine-month periods ended September 30, 2012 and 2011, respectively. These increases were due primarily to the expense on restricted stock grants of approximately 672,000 shares issued in the first quarter of 2012. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Investment Gains and Losses

Net investment income per share was $0.23 for the quarter ended September 30, 2012 compared to $0.20 per share in the quarter ended September 30, 2011, based on 48,749,975 and 43,071,223 weighted average shares outstanding, respectively. Net investment income before investment gains and losses for the three and nine-month periods ended September 30, 2012 totaled approximately $11.4 million and $35.0 million, respectively, as compared to $8.6 million and $28.8 million in the three and nine-month periods ended September 30, 2011, respectively. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

During the three and nine-month periods ended September 30, 2012, we recognized net realized losses of approximately $9.1 million and net realized gains of approximately $2.0 million, respectively, on the portfolio. During the quarter ended September 30, 2012, we recorded realized losses of approximately $8.7 million, $672,000 and $463,000, respectively, from the liquidation of our investments in MaxVision Holding, L.L.C, Zeta Interactive Corporation and Magi.com (pka Hi5 Networks, Inc.), respectively. These losses were partially offset by realized gains in the third quarter related to a milestone payment of approximately $825,000 from Covidien PLC’s acquisition of our portfolio company, BÂRRX Medical, Inc. in the first quarter of 2012. Under the terms of the acquisition agreement, additional milestone payments may be received within sixty days of the eighteen month and second anniversaries of the closing. These milestone payments are subject to performance factors and, therefore, their future receipt cannot be reasonably assured at this time.

During the three and nine-months ended September 30, 2011 the Company recognized total net realized gains of approximately $10.1 million from the sale of common stock in its public portfolio companies and realized losses of approximately $1.6 million and approximately $6.7 million from equity, loan, and warrant investments in portfolio companies that have been liquidated.

A summary of realized gains and losses for the three and nine-month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Realized gains	$948	$316	$13,122	$10,580
Realized losses	$(10,039)	$(1,916)	$(11,073)	$(7,151)

Net realized gains (losses)	$(9,091)	$(1,600)	$2,049	$3,429

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors.

The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2012	2011	2012	2011
(in thousands)	Amount	Amount	Amount	Amount
Gross unrealized appreciation on portfolio investments	$15,000	$11,928	$40,531	$41,945
Gross unrealized depreciation on portfolio investments	(23,845)	(11,423)	(56,190)	(38,833)
Reversal of prior period net unrealized appreciation upon a realization	(80)	(3,323)	(11,666)	(13,225)
Reversal of prior period net unrealized depreciation upon a realization	11,503	1,913	12,122	7,519
Citigroup Warrant Participation	(93)	136	16	(229)

Net unrealized appreciation (depreciation) on portfolio investments	$2,485	$(769)	$(15,187)	$(2,823)

During the three month period ended September 30, 2012, we recorded approximately $2.6 million of net unrealized appreciation from our loans, equity and warrant investments. Approximately $3.9 million and $2.0 million is attributed to net unrealized appreciation on equity and warrants, respectively, of which approximately $4.1 million and $457,000 is due to the reversal of prior period net unrealized depreciation upon being realized as a loss.

We recorded approximately $3.3 million net unrealized depreciation on our debt investments, partially offset by approximately $6.9 million due to the reversal of prior period net unrealized depreciation upon being realized as a loss.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three month period ended September 30, 2012.

	Three Months Ended September 30, 2012
(in millions)	Loans	Equity	Warrants	Other Assets	Total

Collateral based impairments	$(8.7)	$(2.1)	$(1.2)	$—	$(12.0)

Reversals due to Loan Payoffs & Warrant/Equity sales	6.9	4.1	0.4	—	11.4

Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(1.5)	0.6	—	(0.9)
Level 3 Assets	(1.5)	3.4	2.2	—	4.1

Total Fair Value Market/Yield Adjustments	(1.5)	1.9	2.8	—	3.2

Total Unrealized Appreciation/(Depreciation)	$(3.3)	$3.9	$2.0	$—	$2.6

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

During the nine-month period ended September 30, 2012, we recorded approximately $15.2 million of net unrealized depreciation from our loans, equity and warrant investments. Approximately $1.6 million is attributed to net unrealized appreciation on equity investments and approximately $2.3 million is attributed to net unrealized depreciation on warrant investments. Approximately $497,000 million and $6.0 million is due to the reversal of prior period net unrealized appreciation on equity and warrants respectively, upon being realized as a gain. Additionally, we recorded approximately $500,000 of unrealized depreciation attributed to reduced expectations of escrow proceeds previously anticipated to be collected.

We recorded approximately $12.6 million net unrealized depreciation on our debt investments related to fluctuations in current market interest rates.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the nine-month period ended September 30, 2012.

	Nine Months Ended September 30, 2012
(in millions)	Loans	Equity	Warrants	Other Assets	Total

Collateral based impairments	$(9.3)	$(2.1)	$(1.2)	$—	$(12.6)

Reversals due to Loan Payoffs & Warrant/Equity sales	7.9	(0.5)	(6.0)	(0.5)	0.9

Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(5.7)	2.1	—	(3.6)
Level 3 Assets	(12.6)	9.9	2.8	—	0.1

Total Fair Value Market/Yield Adjustments	(12.6)	4.2	4.9	—	(3.9)

Total Unrealized Appreciation/(Depreciation)	$(14.0)	$1.6	$(2.3)	$(0.5)	$(15.2)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

As of September 30, 2012, the net unrealized appreciation recognized by us was increased by approximately $93,000 due to the warrant participation agreement with Citigroup. For a more detailed discussion of the warrant participation agreement, see the discussion set forth under Note 4 to the Consolidated Financial Statements.

During the three-month period ended September 30, 2011, we recorded approximately $769,000 of net unrealized depreciation from our loans, warrant and equity investments. During the nine-month period ended September 30, 2011, we recorded approximately $2.8 million of net unrealized depreciation from our loans, warrant and equity investments.

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three and nine-months ended September 30, 2012, the net increase in net assets resulting from operations totaled approximately $4.7 million and $21.9 million, respectively. For the three and nine-months ended September 30, 2011, the net increase in net assets resulting from operations totaled approximately $6.2 million and $29.4 million, respectively. These changes are made up of the items previously described.

Both the basic and fully diluted net change in net assets per common share was $0.09 and $0.44, respectively, for the three and nine-month periods ended September 30, 2012.

Both the basic and fully diluted net change in net assets per common share was $0.14 and $0.67, respectively, for the three and nine-month periods ended September 30, 2011.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our credit facilities, SBA debentures, Convertible Senior Notes, April 2019 Notes, September 2019 Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the rotation of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

At September 30, 2012, we had $75.0 million of Convertible Senior Notes payable, $84.5 million of April 2019 Notes, $75.0 million of September 2019 Notes and $200.25 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility. See “—Subsequent Events” below.

During the nine-months ended September 30, 2012, our operating activities used $88.6 million of cash and cash equivalents, compared to $72.6 million provided during the nine-months ended September 30, 2011. The $16.0 million decrease in cash provided by operating activities resulted primarily from a reduction of principal payments received on investments of approximately $58.0 million, partially offset by an increase in net unrealized appreciation of $12.4 million and a decrease in purchase of investments of $35.0 million during the nine-month period ended September 30, 2012. During the nine-months ended September 30, 2012, our financing activities provided $131.3 million of cash, compared to $62.0 million provided during the nine-months ended September 30, 2011. This $69.3 million increase in cash provided by financing activities was primarily attributed to net proceeds from the issuance of common stock of $46.6 million and our issuance of the 2019 Notes of $159.5 million, offset by a $49.3 million increase in the repayments of borrowings compared to prior year and a reduction of $75.0 million attributed to the issuance of Convertible Senior Notes in 2011.

As of September 30, 2012, net assets totaled $469.1 million, with a net asset value per share of $9.42. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

In January 2012, we completed a follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million, before deducting offering expenses, to us. See “—Subsequent Events” below.

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

On July 25, 2012, we approved the extension of the stock repurchase plan as previously approved under the same terms and conditions that allows us to repurchase up to $35.0 million of our common stock. Unless renewed, the stock repurchase plan will expire on February 26, 2013.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2012 our asset coverage ratio under our regulatory requirements as a business development company was 383.8%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBA debentures was 207.0% at September 30, 2012. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage.

Outstanding Borrowings

At September 30, 2012 (unaudited) and December 31, 2011, we had the following borrowing capacity and outstanding amounts:

	September 30, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
April 2019 Notes	84,490	84,490	—	—
September 2019 Notes(2)	75,000	75,000	—	—
Convertible Senior Notes(3)	75,000	71,165	75,000	70,353
SBA Debentures(4)	225,000	200,250	225,000	225,000

Total	$589,490	$430,905	$430,000	$305,540

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.8 million at September 30, 2012.

(4)

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III. In August 2012, the Company repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees, and $12.75 million priced at 6.38%, including annual fees. In September 2012, the SBA approved a $24.75 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of September 30, 2012, we had unfunded commitments of approximately $66.0 million. Approximately $39.5 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $133.5 million of non-binding term sheets outstanding to 13 new and existing companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2012:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years		After 5 years
Borrowings	$430,905	$—	$—	$71,165	(4)	$359,740	(3)
Operating Lease Obligations(5)	9,146	1,277	2,802	3,025		2,042

Total	$440,051	$1,277	$2,802	$74,190		$361,782

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)

Includes $200.25 million in borrowings under the SBA debentures, $84.5 million in aggregate principal amount of the April 2019 Notes, and $75.0 million in aggregate principal amount of the September 2019 Notes. See “—Subsequent Events” below.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.8 million at September 30, 2012.

(5)	Long-term facility leases.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. HT II has a total of $76.0 million of SBA guaranteed debentures outstanding as of September 30, 2012 and has paid the SBA commitment fees of approximately $1.5 million. As of September 30, 2012, the Company held investments in HT II in 52 companies with a fair value of approximately $162.1 million, accounting for approximately 20.9% of our total portfolio at September 30, 2012.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of September 30, 2012, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $124.25 million was outstanding as of September 30, 2012. As of September 30, 2012, HT III has paid commitment fees of approximately $1.5 million. As of September 30, 2012, we held investments in HT III in 32 companies with a fair value of approximately $195.4 million accounting for approximately 25.2% of our total portfolio at September 30, 2012.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on September 19, 2012 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2012 for HT II was approximately $88.9 million with an average interest rate of approximately 4.83%. The average amount of debentures outstanding for the quarter ended September 30, 2012 for HT III was approximately $110.8 million with an average interest rate of approximately 3.3%.

In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2011, the SBA approved a $25.0 million dollar commitment for HT III.

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III.

In August 2012, the Company repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees and $12.75 million priced at 6.38%, including annual fees.

As of September 30, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at September 30, 2012 there was $200.25 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, and in September 2012 the SBA approved an additional $24.75 million commitment under HT III, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30 2012	December 31, 2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%	$—	$12,000
March 26, 2008	March 1, 2018	6.38%	34,800	58,050
September 24, 2008	September 1, 2018	6.63%	—	13,750
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
September 19, 2012	September 1, 2022	3.05%	24,250	—

Total SBA Debentures			$200,250	$225,000

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

On August 1, 2012, we entered into an amendment to the Wells Facility. The amendment reduces the interest rate floor by 75 basis points to 4.25% and extends the maturity date by one year to August 2015. Additionally, an amortization period of 12 months was added to pay down the principal balance as of the maturity date, and the unused line fee was reduced.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended September 30, 2012, this non-use fee was approximately $112,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At September 30, 2012, there were no borrowings outstanding on this facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2012.

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

On March 30, 2012 we entered into an amendment to the Union Bank Facility which permitted us to issue additional senior notes relating to the offer and sale of our 2019 Notes. On September 17, 2012, we entered into an amendment to the Union Bank Facility. Pursuant to the terms of the amendment, we are permitted to increase our unsecured indebtedness by an aggregate original principal amount not to exceed $200.0 million incurred after March 30, 2012 in one or more issuances, provided certain conditions are satisfied for each issuance.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended September 30, 2012, this nonuse fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At September 30, 2012, there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of September 30, 2012, the minimum tangible net worth covenant has increased to $356.5 million as a result of the January 2012 follow-on public offering of 5.0 million shares of common stock for net proceeds of approximately $47.2 million. The Union Bank Facility will mature on November 2, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2012.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, we paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of loans and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached. The value of their participation right on unrealized gains in the related equity investments was approximately $699,000 as of September 30, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.1 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between December 2012 and January 2017.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of September 30, 2012, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $71.2 million.

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

As of September 30, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of September 30, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(3,835)

Carrying value of debt	$71,165

For the three and nine-months ended September 30, 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

(in thousands)	Three Months Ended September 2012	Nine Months Ended September 2012
Stated interest expense	$1,125	$3,375
Accretion of original issue discount	271	812
Amortization of debt issuance cost	144	433

Total interest expense and fees	$1,540	$4,620

Cash paid for interest expense	$—	$2,250

As of September 30, 2012, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note to our consolidated financial statements for more detail on the Convertible Senior Notes.

2019 Notes Payable

On March 6, 2012, we and U.S. Bank National Association (the “Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, we and the Trustee entered into the First Supplemental Indenture to the Base Indenture (the “Base Indenture”), dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

On September 24, 2012, we and the Trustee, entered into the Second Supplemental Indenture to the Base Indenture, dated as of September 24, 2012, relating to our issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “September 2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

April 2019 Notes

The 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The April 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGZ.”

The 2019 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75.0 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance, LLC.

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the April 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The April 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

In July 2012, we reopened our April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

September 2019 Notes

The September 2019 Notes will mature on September 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The September 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGY.”

The September 2019 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the Investment Company Act of 1940, as amended, and to provide financial information to the holders of the September 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Second Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated as of September 19, 2012 (the “Underwriting Agreement”) among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

For the three months and nine-months ended September 30, 2012, the components of interest expense and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

(in thousands)	Three Months Ended September 30, 2012(1)	Nine Months Ended September 30, 2012(1)
Stated interest expense	$1,509	$2,128
Amortization of debt issuance cost	130	179

Total interest expense and fees	$1,639	$2,307

Cash paid for interest expense	$—	$—

(1)	Includes the April 2019 Notes and the September 2019 Notes.

As of September 30, 2012, we are in compliance with the terms of the indenture governing the April 2019 Notes and the September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

Outstanding Borrowings

At September 30, 2012 (unaudited) and December 31, 2011, we had the following borrowing capacity and outstanding borrowings:

	September 30, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$55,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
April 2019 Notes	84,490	84,490	—	—
September 2019 Notes(2)	75,000	75,000	—	—
Convertible Senior Notes(3)	75,000	71,165	75,000	70,353
SBA Debentures(4)	225,000	200,250	225,000	225,000

Total	$589,490	$430,905	$430,000	$305,540

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.8 million at September 30, 2012.

(4)

In February 2012, we repaid $24.3 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.3 million dollar commitment for HT III. In August 2012, the Company repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees, and $12.75 million priced at 6.38%, including annual fees. In September 2012, the SBA approved a $24.75 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17, 2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24

			$7.64

*	Dividend paid in cash and stock.

On October 26, 2012 the Board of Directors declared a cash dividend of $0.24 per share to be paid on November 21, 2012 to shareholders of record as of November 14, 2012. This dividend represents the Company’s twenty-ninth consecutive quarterly dividend declaration since its initial public offering, and will bring the total cumulative dividend declared to date to $7.64 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year, therefore a determination made on a quarterly basis may not be representative of the tax attributes of our 2012 distributions to stockholders. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2012, approximately 100.0% would be from ordinary income and spillover earnings from 2011.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At September 30, 2012, approximately 85.2% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Quantitative Information about Level 3 Fair Value Measurements of Debt Investments

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$220,641	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.0% - 16.8% (2.0%) - 1.5%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate	57.62% 0.23% 18.2
Medical Devices - Debt	39,613	Market Comparable Companies	Hypothetical Market Yield Premium	14.1% 0.0% - 1.0%

Technology - Debt	137,473	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.3% - 17.9% (1.5%) - 1.0%

Clean Tech - Debt	82,267	Market Comparable Companies	Hypothetical Market Yield Premium	16.46% 0.0% - 1.0%
Lower Middle Market - Debt	213,781	Market Comparable Companies	Hypothetical Market Yield Premium	10.8% - 19.5% 0.0% - 5.0%
		Broker Quote(d)	Price Quotes	90.0% - 99% of par
		Liquidation	Investment Collateral	$1.0 - $5.0 million

Total Level Three Debt Investments	$693,775

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

Clean Tech, above, aligns with the Clean Tech Industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Quantitative Information about Level 3 Fair Value Measurements of Warrants and Equity Investments

Investment Type -	Fair Value at September 30, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(in thousands)
Level Three Warrant and Equity Investments	$57,603	Market Comparable Companies	EBITDA Multiple(b)	5.6x - 22.1x
			Revenue Multiple(b)	0.6x - 19.6x
			Discount for Lack of Marketability(c)	10.4% - 25.8%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	46.49% - 139.22%
			Risk-Free Interest Rate	0.17% - 0.61%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$57,603

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Debt Investments

Our debt securities are primarily invested in venture capital-backed companies in technology-related markets including technology, biotechnology, life science and clean-technology industries at all stages of development. Given the nature of lending to these types of businesses, our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

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

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of September 30, 2012, we had one portfolio company on non-accrual status with an approximate cost of $347,000 and zero fair value. There was one portfolio company on non-accrual status with an approximate cost of $7.7 million and a fair value of approximately $1.0 million as of December 31, 2011.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $297,000 and $866,000 in PIK income in the three and nine-month periods ended September 30, 2012, respectively. We recorded approximately $285,000 and $1.4 million in the same periods ended September 30, 2011, respectively.

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

Departure of Chief Compliance Officer and Secretary

Effective August 20, 2012, H. Scott Harvey’s employment as our Chief Legal Officer, Chief Compliance Officer and Secretary ended, and K. Nicholas Martitsch was appointed as our Associate General Counsel, Chief Compliance Officer and Secretary.

Subsequent Events

Liquidity and Capital Resources

In October 2012, we completed a follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million, before deducting offering expenses.

In October 2012, in connection with the recent public offering of $75.0 million in aggregate principal amount of our 7.00% senior unsecured notes due 2019 (the “September 2019 Notes”), which closed on September 24, 2012, the underwriters have exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total size of the offering to $85.9 million.

Dividend Declaration

On October 26, 2012 the Board of Directors declared a cash dividend of $0.24 per share that will be payable on November 21, 2012 to shareholders of record as of November 14, 2012. This dividend represents the Company’s twenty-ninth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.64 per share.

Portfolio Company Developments

In October 2012, our portfolio company Nextwave Pharmaceuticals, reached a definitive agreement to be acquired by Pfizer Inc. (NYSE: PFE). Pfizer is exercising the option to acquire NextWave and will make a payment of $255 million to NextWave shareholders at the close of the deal. NextWave shareholders are eligible to receive additional payments of up to $425 million if certain sales milestones are met.

Closed and Pending Commitments

1. As of October 30, 2012, Hercules has:

a.	Closed commitments of approximately $73.6 million to new and existing portfolio companies, and funded approximately $29.2 million since the close of the third quarter.

b.	Pending commitments (signed non-binding term sheets) of approximately $166.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1- September 30, 2012 Closed Commitments	$376.7
Q4-12 Closed Commitments (as of October 30, 2012)	$73.6
Total year-to-date 2012 Closed Commitments(a)	$450.3
Pending Commitments (as of October 30, 2012)(b)	$166.0
Total year-to-date	$616.3

Notes:

a.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of September 30, 2012, approximately 99.3% of our portfolio loans were at variable rates or variable rates with a floor and 0.7% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding nine-months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in nine-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 2.25% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on September 19, 2012 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the quarter ended September 30, 2012 for HT II was approximately $88.9 million with an average interest rate of approximately 4.83%. The average amount of debentures outstanding for the quarter ended September 30, 2012 for HT III was approximately $110.8 million with an average interest rate of approximately 3.3%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. For the three-month period ended September 30, 2012, this non-use fee was approximately $112,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. At September 30, 2012, there was no debt outstanding under the Wells Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility required the payment of an unused fee of 0.50% annually. For the three-month period ended September 30, 2012, this non-use fee was approximately $70,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at September 30, 2012. On November 2, 2011, we renewed and amended the Union Bank Facility. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility will mature on November 2, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months.

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

The April 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The April 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012.

The September 2019 Notes will mature on September 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The September 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2012.

The April 2019 Notes and September 2019 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

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

At September 30, 2012, we were not a party to any legal proceedings. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot at this time be predicted, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations and cash flows.

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

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of September 30, 2012, HT II had the potential to borrow up to $76.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $75.0 million in HT II as of September 30, 2012, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million is outstanding as of September 30, 2012.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. As of September 30, 2012, HT III had the potential to borrow up to $149.0 million of SBA-guaranteed debentures under the SBIC program. With our net investment of $74.5 million in HT III as of September 30, 2012, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $124.25 million was outstanding as of September 30, 2012.

As of September 30, 2012, there was $200.25 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries. Access to the remaining leverage is subject to SBA approval and compliance with SBA regulations.

There is no assurance that HT II or HT III will be able to draw up to the maximum limit available under the SBIC program.

In addition to regulatory restrictions that restrict our ability to raise capital, the Wells Facility, the Union Bank Facility, the Convertible Senior Notes, the April 2019 Notes and the September 2019 Notes contain various covenants which, if not complied with, could accelerate repayment under the facility or require us to repurchase the Convertible Senior Notes or 2019 Notes, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreements governing the Wells Facility, the Union Bank Facility, the Convertible Senior Notes and 2019 Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under the Wells Facility and the Union Bank facility or the trustee or holders under the Convertible Senior Notes, the April 2019 Notes or the September 2019 Notes, could accelerate repayment under the facilities or the Convertible Senior Notes or 2019 Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments either through equity offerings or through additional borrowings.

As of September 30, 2012, we had unfunded commitments of approximately $66.0 million. Approximately $39.5 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2012 that represent greater than 5% of net assets:

	September 30, 2012
(in thousands)	Fair Value	Percentage of Net Assets
Box, Inc.	$48,413	10.3%
BrightSource Energy, Inc.	$35,790	7.6%
Aveo Pharmaceuticals, Inc.	$28,777	6.1%
Education Dynamics	$26,889	5.7%
Jab Wireless, Inc	$25,798	5.5%
Women’s Marketing, Inc.	$25,797	5.5%
Tectura	$25,282	5.4%

Box, Inc. is an online storage and sharing service that gives users access to their files from anywhere.

Brightsource Energy, Inc. designs, develops and sells solar thermal power systems that deliver reliable, clean energy to utilities and industrial companies.

Aveo Pharmaceuticals, Inc. is a biopharmaceutical company dedicated to the discovery and development of new, targeted cancer therapeutics.

Education Dynamics is a provider of high quality, student focused products and services.

Jab Wireless, Inc. is engaged in the acquisition and expansion of wireless broadband operators, bundled voice and data services.

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

Our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other requirements, and in most instances to service the interest and principal payments on our investments. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, or if regulatory review processes extend longer than anticipated, and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Third Amendment to Loan and Security Agreement between the Company and Wells Fargo Capital Finance, LLC, effective August 1, 2012 (incorporated herein by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 2, 2012).

10.2	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012 (Incorporated herein by reference to the Company’s Post-Effective No. 4 to its Registration Statement on Form N-2 (File No. 333-179431), as filed on September 17, 2012).

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: November 1, 2012	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 1, 2012	/S/ JESSICA BARON
Jessica Baron
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.