Form 10-K
period 2012-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2013-02-28
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S- during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-T is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $430.5 million based upon a closing price of $10.84 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 25, 2013, there were 52,913,216 shares outstanding of the Registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and clean-technology industries at all stages of development. We source our investments through our principal office located in Silicon Valley, as well as through additional offices in Boston, MA, Boulder, CO and McLean, VA.

Our goal is to be the leading structured debt financing provider of choice for venture capital-backed companies in technology-related markets, requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related markets including technology, biotechnology, life science and clean technology industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

We also make investments in qualifying small businesses through two wholly-owned, small business investment company (“SBIC”) subsidiaries, Hercules Technology II, L.P. (“HT II”) and Hercules Technology III, L.P. (“HT III”). HT II and HT III hold approximately $154.4 million and $250.8 million in assets, respectively, and accounted for approximately 10.5% and 17.0% of our total assets prior to consolidation at December 31, 2012. We have issued $225.0 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum amount allowed for a group of SBICs under common control. See “—Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiaries.

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

CORPORATE HISTORY AND OFFICES

We are a Maryland Corporation formed in December 2003 that began investment operations in September 2004. We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the Small Business Administration, or the SBA, and any preferred stock we may issue in the future, of at least 200% subsequent to each borrowing or issuance of senior securities. See “Item 1. Business—Regulation as a Business Development Company”.

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

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, Boulder, CO and McLean, VA. We maintain a website on the Internet at www.htgc.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

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

Technology-Related Companies are Underserved by Traditional Lenders. We believe many viable technology-related companies backed by financial sponsors have been unable to obtain sufficient growth financing from traditional lenders, including financial services companies such as commercial banks and finance companies because traditional lenders have continued to consolidate and have adopted a more risk-averse approach to lending. More importantly, we believe traditional lenders are typically unable to underwrite the risk associated with these companies effectively.

The unique cash flow characteristics of many technology-related companies include significant research and development expenditures and high projected revenue growth thus often making such companies difficult to evaluate from a credit perspective. In addition, the balance sheets of these companies often include a disproportionately large amount of intellectual property assets, which can be difficult to value. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share add to the difficulty in evaluating technology-related companies.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 220 technology-related companies, representing $3.4 billion in commitments from inception to December 31, 2012, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

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

Invest at Various Stages of Development. We provide growth capital to technology-related companies at all stages of development, including select publicly listed companies and select lower middle market companies and established-stage companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally focus their investments on a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2012, our proprietary SQL-based database system included over 30,900 technology-related companies and approximately 8,100 venture capital, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $1.0 million to $40.0 million. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include an interest-only period of three to 12 months for emerging growth and expansion-stage companies and longer for established-stage companies. Our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from Prime to approximately 14.0% as of December 31, 2012. As of December 31, 2012, 98.5% of our loans were at floating rates or floating rates with a floor and 1.5% of the loans were at fixed rates. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end of term payments, exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees, which we may be required to include in income prior to receipt. We also generate revenue in the form of commitment, facility fees and amendment fees.

In addition, the majority of our investments in the structured debt of venture capital-backed companies generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to seven years or one to three years after completion of an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

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

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2012, we held equity interests in 128 portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Structured debt with warrants	Senior Debt	Equipment Loans	Equity related Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Term debt with warrants	Preferred stock or common stock
Investment Horizon	Long term, ranging from 2 to 7 years, with an average of 3 years	Usually under 3 years	Ranging from 3 to 4 years	Ranging from 3 to 7 years
Ranking/Security	Senior secured, either first out or last out, or second lien	Senior/First lien	Secured only by underlying equipment	None/unsecured
Covenants	Less restrictive; Mostly financial	Generally borrowing base and financial	None	None
Risk Tolerance	Medium/High	Low	High	High
Coupon/Dividend	Cash pay—fixed and floating rate; Payment-in-kind in limited cases	Cash pay—floating or fixed rate	Cash pay-floating or fixed rate and may include Payment-in-kind	Generally none
Customization or Flexibility	More flexible	Little to none	Little to none	Flexible
Equity Dilution	Low to medium	None to low	Low	High

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related markets, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2012, approximately 65.8% of the fair value of our portfolio was composed of investments in five industries: 20.8% was composed of investments in the drug discovery and development industry, 15.0% was composed of investments in the internet consumer and business services industry, 14.0% was composed of investments in the clean technology industry, 8.2% was composed of investments in the drug delivery industry and 7.8% was composed of investments in the software industry.

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

Company Stage of Development. While we invest in companies at various stages of development, we generally require that prospective portfolio companies be beyond the seed stage of development and generally have received or anticipate having commitments for their first institutional round of equity financing for early stage companies. We expect a prospective portfolio company to demonstrate progress in its product development or demonstrate a path towards revenue generation or increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective portfolio company is a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Operating Plan. We generally require that a prospective portfolio company, in addition to having potential access to capital to support leverage, demonstrate an operating plan capable of generating cash flows or the ability to potentially raise the additional capital necessary to cover its operating expenses and service its debt for a specific period. Specifically, we require that a prospective portfolio company demonstrate at the time of our proposed investment that it has cash on its balance sheet, or is in the process of completing a financing so that it will have cash on its balance sheet, sufficient to support its operations for a minimum of six to 12 months.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2012, our investment origination team, which consists of approximately 31 investment professionals, is headed by our Senior Managing Directors of Technology, Clean Technology, and Life Science, and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into middle market, technology, clean technology, and life science sub-teams to better source potential portfolio companies.

In addition, we have developed a proprietary and comprehensive SQL-based database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2012, our proprietary SQL-based database system included over 30,900 technology-related companies and approximately 8,100 venture capital private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows our origination team to maintain, cultivate and grow our industry relationships while providing our origination team with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

Due Diligence. Our due diligence on a prospective investment is typically completed by two or more investment professionals whom we define as the underwriting team. The underwriting team for a proposed investment consists of the deal sponsor who typically possesses general industry knowledge and is responsible for originating and managing the transaction, other investment professional(s) who perform due diligence, credit and corporate financial analyses and, as needed, our legal professionals. To ensure consistent underwriting, we generally use our standardized due diligence methodologies, which include due diligence on financial performance and credit risk as well as an analysis of the operations and the legal and applicable regulatory framework of a prospective portfolio company. The members of the underwriting team work together to conduct due diligence and understand the relationships among the prospective portfolio company’s business plan, operations and financial performance.

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

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee and an affirmative vote by our Chief Executive Officer is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Financial Officer, our Chief Credit Officer and the Senior Managing Directors of Technology, Clean Technology and Life Science. The investment committee generally meets weekly and more frequently on an as-needed basis. The Senior Managing Directors abstain from voting with respect to investments they originate.

Documentation

Our documentation group, currently headed by our Associate General Counsel, administers the front-end documentation process for our investments. This group is responsible for documenting the term sheet approved by the investment committee to memorialize the transaction with a prospective portfolio company. This group negotiates loan documentation and, subject to the approval of the Associate General Counsel, final documents are prepared for execution by all parties. The documentation group generally uses the services of external law firms to complete the necessary documentation.

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

At December 31, 2012, our investments had a weighted average investment grading of 2.06.

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

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a business development company to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital-backed companies in technology-related markets. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

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

EMPLOYEES

As of December 31, 2012, we had 56 employees, including approximately 31 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

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

Warrants and Options

Under the 1940 Act, a business development company is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the business development company’s total outstanding shares of capital stock. This amount is reduced to 20% of the business development company’s total outstanding shares of capital stock if the amount of warrants, options or rights issued pursuant to an executive compensation plan would exceed 15% of the business development company’s total outstanding shares of capital stock. We have received exemptive relief from the SEC permitting us to issue stock options and restricted stock to our employees and directors subject to the above conditions, among others. For a discussion regarding the conditions of this exemptive relief, see “—Exemptive Relief” below and Note 7 to our consolidated financial statements.

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

At our Annual Meeting of Stockholders on May 30, 2012, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to Board approval of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value.

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

Our code of ethics is posted on our website at www.htgc.com and was filed with the SEC as an exhibit to the registration statement (Registration No. 333-126604) for our initial public offering. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Other

We will be periodically examined by the SEC for compliance with the Securities Exchange Act of 1934 and the 1940 Act.

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated Mr. Martitsch, our Associate General Counsel, as our Chief Compliance Officer who is responsible for administering these policies and procedures.

Recently, legislation was introduced in the U.S. House of Representatives which may revise certain regulations applicable to business development companies. The legislation provides for (i) increasing the amount of funds business development companies may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting business development companies to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing business development companies to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

Small Business Administration Regulations

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of December 31, 2012, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million was outstanding as of December 31, 2012. As of December 31, 2012, HT II has paid the SBA commitment fees of approximately $1.5 million. As of December 31, 2012, we held investments in HT II in 51 companies with a fair value of approximately $132.6 million, accounting for approximately 14.6% of our total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of December 31, 2012, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2012. As of December 31, 2012, HT III has paid commitment fees of approximately $1.5 million. As of December 31, 2012, we held investments in HT III in 35 companies with a fair value of approximately $223.6 million, accounting for approximately 24.7% of our total portfolio.

We have issued $225.0 million in SBA-guaranteed debentures in HT II and HT III, which is the maximum amount allowed for a group of SBICs under common control.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of their investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on September 19, 2012 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2012 for HT II was approximately $95.2 million with an average interest rate of approximately 5.68%. The average amount of debentures outstanding for the year ended December 31, 2012 for HT III was approximately $112.0 million with an average interest rate of approximately 3.25%.

HT II and HT III hold approximately $154.4 million and $250.8 million in assets, respectively, and accounted for approximately 10.5% and 17.0% of our total assets prior to consolidation at December 31, 2012.

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

We are authorized to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement (collectively, the “Distribution Requirements”). However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation—Senior Securities; Coverage Ratio.” We may be restricted from making distributions under the terms of our debt obligations themselves unless certain conditions are satisfied. Moreover, our ability to dispose of assets to meet the Distribution Requirements may be limited by (1) the illiquid nature of our portfolio, or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Distribution Requirements, we may make such dispositions at times that, from an investment standpoint, are not advantageous. If we are prohibited from making distributions or are unable to obtain cash from other sources to make the distributions, we may fail to qualify as a RIC, which would result in us becoming subject to corporate-level federal income tax.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and if provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures. At December 31, 2012, approximately 80.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a) (41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in equity sponsored technology-related companies including life science, clean technology and select lower middle market technology companies. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Debt Investments

We follow the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean-technology industries at all stages of development. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

In making a good faith determination of the value of our investments, we generally start with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest which has been accrued to principal as earned. We then apply the valuation methods as set forth below.

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

Our process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. We value our syndicated loans using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Investing in our securities may be speculative and involves a high degree of risk. You should consider carefully the risks described below and all other information contained in this Annual Report, including our financial statements and the related notes and the schedules and exhibits to this Annual Report. The risks set forth below are not the only risks we face. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

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

Because we have substantial indebtedness, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. If we are not able to service our substantial indebtedness, our business could be harmed materially.

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and Union Bank, N.A. (the “Union Bank Facility,” and together with the Wells Facility, our “Credit Facilities”) our Convertible Senior Notes, our 2019 Notes and our Asset-Backed Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2012, we did not have any outstanding borrowings under our Credit Facilities. In addition, as of December 31, 2012, we had approximately $225.0 million of indebtedness outstanding incurred by our SBIC subsidiaries, $75.0 million of Convertible Senior Notes payable, approximately $170.4 million of 2019 Notes and approximately $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “Asset-Backed Notes”) in connection with our $230.7 million debt Securitization (the “Debt Securitization”). There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

As a business development company, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2012 our asset coverage ratio under our regulatory requirements as a business development company was 296.8%, excluding our SBIC debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholder(1)	(29.42%)	(18.53%)	(7.65%)	3.24%	14.13%

(1)	Assumes $1,123.6 million in total assets, $599.7 million in debt outstanding, $516.0 million in stockholders’ equity, and an average cost of funds of 6.6%, which is the approximate average cost of borrowed funds, including our Credit Facilities, our Convertible Senior Notes, 2019 Notes, our SBA debentures and our Asset-Backed Notes for the period ended December 31, 2012. Actual interest payments may be different.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and Credit Facilities, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our Credit Facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a securities interest in our assets in connection with any such credit facilities and borrowings.

Our Credit Facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our Credit Facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under the facilities and accelerated maturity dates for all amounts outstanding under the facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our status as a RIC.

The terms of future available financing may place limits on our financial and operation flexibility. If we are unable to obtain sufficient capital in the future, we may be forced to reduce or discontinue our operations, not be able to make new investments, or otherwise respond to changing business conditions or competitive pressures.

In addition to regulatory requirements that restrict our ability to raise capital, our Credit Facilities, the Convertible Senior Notes and the 2019 Notes contain various covenants which, if not complied with, could accelerate repayment under the facility or require us to repurchase the Convertible Senior Notes and the 2019 Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreements governing our Credit Facilities, the Convertible Senior Notes and the 2019 Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities or the trustee or holders under the Convertible Senior Notes and could accelerate repayment under the facilities or the Convertible Senior Notes or the 2019 Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

We are subject to certain risks as a result of our interests in connection with the Debt Securitization and our equity interest in the Securitization Issuer.

On December 19, 2012, in connection with the Debt Securitization and the offering of the Asset-Backed Notes by Hercules Capital Funding Trust 2012-1 (the “Securitization Issuer”), we sold and/or contributed to Hercules Capital Funding 2012-1 LLC, as Trust Depositor (the “Trust Depositor”), certain senior loans made to certain of our portfolio companies (the “Loans”), which the Trust Depositor in turn sold and/or contributed to the Securitization Issuer in exchange for 100% of the equity interest in the Securitization Issuer, cash proceeds and other consideration. Following these transfers, the Securitization Issuer, and not the Trust Depositor or us, held all of the ownership interest in the Loans.

As a result of the Debt Securitization, we hold, indirectly through the Trust Depositor, 100% of the equity interest in the Securitization Issuer. As a result, we consolidate the financial statements of the Trust Depositor and the Securitization Issuer, as well as our other subsidiaries, in our consolidated financial statements. Because each of the Trust Depositor and the Securitization Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the Trust Depositor, and by the Trust Depositor to the Securitization Issuer, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Further, a failure of the Securitization Issuer to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the Debt Securitization, upon which the trustee under the Debt Securitization (the “Trustee”) may and will at the direction of a supermajority of the holders of the Asset-Backed Notes (the “Noteholders”) declare the Asset-Backed Notes to be immediately due and payable and exercise remedies under the indenture, including (i) to institute proceedings for the collection of all amounts then payable on the Asset-Backed Notes or under the indenture, enforce any judgment obtained, and collect from the Securitization Issuer and any other obligor upon the Asset-Backed Notes monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the indenture with respect to the property of the Securitization Issuer; (iii) exercise any remedies as a secured party under the relevant UCC and take other appropriate action under applicable law to protect and enforce the rights and remedies of the Trustee and the Noteholders; or (iv) sell the property of the Securitization Issuer or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with the Debt Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with the Debt Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We may not receive cash distributions in respect of our indirect ownership interest in the Securitization Issuer.

Apart from fees payable to us in connection with our role as servicer of the Loans and the reimbursement of related amounts under the Debt Securitization documents, we receive cash in connection with the Debt Securitization only to the extent that the Trust Depositor receives payments in respect of its equity interest in the Securitization Issuer. The holder of the equity interest in the Securitization Issuer is the residual claimant on distributions, if any, made by the Securitization Issuer after the Noteholders and other claimants have been paid in full on each payment date or upon maturity of the notes, subject to the priority of payments under the Debt Securitization documents. To the extent that the value of the Securitization Issuer’s portfolio of Loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted Loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the Loans, or for any other reason, the ability of the Securitization Issuer to make cash distributions in respect of the Trust Depositor’s equity interest would be negatively affected and consequently, the value of the equity interest in the Securitization Issuer would also be reduced. In the event that we fail to receive cash indirectly from the Securitization Issuer, we could be unable to make distributions, if at all, in amounts sufficient to maintain our status as a RIC.

The interests of the Noteholders may not be aligned with our interests.

The Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interest in the Securitization Issuer, as residual claimant in respect of distributions, if any, made by the Securitization Issuer. As such, there are circumstances in which the interests of the Noteholders may not be aligned with the interests of holders of the equity interest in the Securitization Issuer. For example, under the terms of the documents governing the Debt Securitization, the Noteholders have the right to receive payments of principal and interest prior to holders of the equity interest.

For as long as the Asset-Backed Notes remain outstanding, the Noteholders have the right to act in certain circumstances with respect to the Loans in ways that may benefit their interests but not the interests of holder of the equity interest in the Securitization Issuer, including by exercising remedies under the documents governing the Debt Securitization.

If an event of default occurs, the Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the Debt Securitization. For example, upon the occurrence of an event of default with respect to the Asset-Backed Notes, the Trustee may and will at the direction of the holders of a supermajority of the Asset-Backed Notes declare the principal, together with any accrued interest, of the notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the Securitization Issuer. The Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the Loans or through the proceeds of the sale of the Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the Asset-Backed Notes, or to make any distribution to holder of the equity interest in the Securitization Issuer.

Remedies pursued by the Noteholders could be adverse to our interests as the indirect holder of the equity interest in the Securitization Issuer. The Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Noteholders will be consistent with the best interests of the Trust Depositor or that we will receive, indirectly through the Trust Depositor, any payments or distributions upon an acceleration of the Asset-Backed Notes. Any failure of the Securitization Issuer to make distributions in respect of the equity interest that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

Certain events related to the performance of Loans could lead to the acceleration of principal payments on the Asset-Backed Notes.

The following constitute rapid amortization events (“Rapid Amortization Events”) under the documents governing the Debt Securitization: (i) the aggregate outstanding principal balance of delinquent Loans and restructured Loans that would have been delinquent Loans had such Loans not become restructured Loans exceeds 10% of the current aggregate outstanding principal balance of the Loans, excluding all defaulted Loans and all purchased Loans (the “Pool Balance”) for a period of three consecutive months; (ii) the aggregate outstanding principal balance of defaulted Loans exceeds 5% of the initial Pool Balance determined as of December 19, 2012 for a period of three consecutive months; (iii) the aggregate outstanding principal balance of the Asset-Backed Notes exceeds the borrowing base for a period of three consecutive months; (iv) the Securitization Issuer’s pool of Loans contains Loans to ten or fewer obligors; and (v) the occurrence of an event of default under the documents governing the Debt Securitization. After a Rapid Amortization Event has occurred, subject to the priority of payments under the documents governing the Debt Securitization, principal collections on the Loans will be used to make accelerated payments of principal on the Asset-Backed Notes until the payment of principal balance of the Asset-Backed Loans is reduced to zero. Such an event could delay, reduce or eliminate the ability of the Securitization Issuer to make distributions in respect of the equity interest that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We have certain repurchase obligations with respect to the Loans transferred in connection with the Debt Securitization.

As part of the Debt Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any Loan (or participation interest therein) which was sold to the Securitization Issuer in breach of certain customary representations and warranty made by us or by the Trust Depositor with respect to such Loan or the legal structure of the Debt Securitization. To the extent that such there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Trustee may, on behalf of the Securitization Issuer, bring an action against us to enforce these repurchase obligations.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

At December 31, 2012, portfolio investments, which are valued at fair value by the Board of Directors, were approximately 80.7% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Valuation Committee. In making a good faith determination of the value of these securities, we generally start with the cost basis of each security, which includes the amortized OID and PIK interest, if any. The Valuation Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while applying a valuation process for the types of investments we make, which includes but is not limited to deriving a hypothetical exit price. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation.”

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

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Item 1. Business— Regulation.”

To the extent original issue discount and paid-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, instruments and contractual payment-in-kind, or PIK, interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

•	OID and PIK instruments may represent a higher credit risk than coupon loans.

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

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

In accordance with generally accepted accounting principles and U.S. federal tax requirements, we include in income certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income certain other amounts prior to receiving the related cash.

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

Other features of the debt instruments that we hold may also cause such instruments to generate an original issue discount, resulting in a dividend distribution requirement in excess of current cash interest received. Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the RIC tax requirement to distribute generally an amount equal to at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Under such circumstances, we may have to sell some of our assets, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are unable to obtain cash from other sources and are otherwise unable to satisfy such distribution requirements, we may fail to qualify for the federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level income tax on all our income. See “Item 1. Business—Certain United States Federal Income Tax Considerations.”

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

We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest-earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable rates. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities.

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

During the year ended December 31, 2012, we reduced our realized gain by approximately $270,000 for Citigroup’s participation in the gain on sale of equity securities and recorded a decrease on participation liability and increased our unrealized gains by a net amount of approximately $386,000 for Citigroup’s participation. The value of their participation right on unrealized gains in the related equity investments was approximately $313,000 as of December 31, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.4 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between January 2013 and January 2017.

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

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. As of December 31, 2012, HT II’s and HT III’s portfolio companies accounted for approximately 14.6% and 24.7%, respectively, of our total portfolio. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either HT II or HT III fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/ or limit HT II or HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2012 as a result of having sufficient capital as defined under the SBA regulations. See “Item 1. Business—Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Moreover, an SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2012, we have issued $225.0 million in SBA-guaranteed debentures in our SBIC Subsidiaries, which is the maximum allowed for a group of SBICs under common control. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

Moreover, the current status of our SBIC subsidiaries as SBICs does not automatically assure that our SBIC subsidiaries will continue to receive SBA-guaranteed debenture funding. Receipt of SBA leverage funding is dependent upon our SBIC subsidiaries continuing to be in compliance with SBA regulations and policies and available SBA funding. The amount of SBA leverage funding available to SBICs is dependent upon annual Congressional authorizations and in the future may be subject to annual Congressional appropriations. There can be no assurance that there will be sufficient debenture funding available at the times desired by our SBIC subsidiaries.

The debentures guaranteed by the SBA have a maturity of ten years and require semi-annual payments of interest. Our SBIC subsidiaries will need to generate sufficient cash flow to make required interest payments on the debentures. If our SBIC subsidiaries are unable to meet their financial obligations under the debentures, the SBA, as a creditor, will have a superior claim to our SBIC subsidiaries’ assets over our stockholders in the event we liquidate our SBIC subsidiaries or the SBA exercises its remedies under such debentures as the result of a default by us.

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiaries. We will be partially dependent on our SBIC subsidiaries for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiaries may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiaries to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiaries are unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us. See “Items 1. Business—Regulation—Small Business Administration Regulations.”

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

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, or NYSE, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

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

The current financial market situation, as well as various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn or a return to the recessionary period in the United States could adversely impact our investments. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so.

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

As of December 31, 2012, we had unfunded debt commitments of approximately $61.9 million. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements or future earning assets. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Credit Facilities and proceeds from the Convertible Senior Notes, 2019 Notes and the Asset-Backed Notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

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

As of December 31, 2012, approximately 65.8% of the fair value of our portfolio was composed of investments in five industries: 20.8% was composed of investments in the drug discovery and development industry, 15.0% was composed of investments in the internet consumer and business services industry, 14.0% was composed of investments in the clean technology industry, 8.2% was composed of investments in the drug delivery industry and 7.8% was composed of investments in the software industry. As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2012 that represent greater than 5% of net assets:

	December 31, 2012
(in thousands)	Fair Value	Percentage of Net Assets
Box, Inc.	$47,941	9.3%
Merrimack Pharmaceuticals, Inc.	$43,639	8.5%
BrightSource Energy, Inc.	$35,118	6.8%
Comverge, Inc.	$33,281	6.5%
Jab Wireless, Inc.	$30,270	5.9%
Aveo Pharmaceuticals, Inc.	$28,381	5.5%
Education Dynamics, LLC	$26,976	5.2%
Tectura Corporation	$25,960	5.0%

Box, Inc. is an online storage and sharing service that gives users access to their files from anywhere.

Merrimack Pharmaceuticals, Inc. is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines paired with companion diagnostics for the treatment of serious diseases, with an initial focus on cancer.

Brightsource Energy, Inc. designs, develops and sells solar thermal power systems that deliver reliable, clean energy to utilities and industrial companies.

Comverge, Inc. provides clean energy solutions.

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

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.

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

We have invested and plan to continue investing in companies in the life science industry that are subject to extensive regulation by the Food and Drug Administration, or the FDA, and to a lesser extent, other federal, state and other foreign agencies. If any of these portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies that produce medical devices or drugs are subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a portfolio company in this industry. Portfolio companies in the life science industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.

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

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Price declines and illiquidity in the corporate debt markets could adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair market value as determined in good faith by or under the direction of our board of directors. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (an estimate of the total fair value of the portfolio company’s debt and equity), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value by increasing net unrealized depreciation in our portfolio.

Depending on market conditions, we could incur substantial realized losses and may suffer substantial unrealized depreciation in future periods, which could have a material adverse impact on our business, financial condition and results of operations.

Economic recessions or slowdowns could impair the ability of our portfolio companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our portfolio, reduce our volume of new loans and have a material adverse effect on our results of operations.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions in both the U.S. and foreign countries (including the economic downturn that began in 2007), and may be unable to repay our loans during such periods. Therefore, during such periods, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Portfolio company litigation could result in additional costs, the diversion of management time and resources and have an adverse impact on the fair value of our investment.

In the course of providing significant managerial assistance to certain of our portfolio companies, we may serve as directors on the boards of such companies. In addition, in the course of making portfolio company investments, we may elect to take an equity position in any given company. To the extent that litigation arises out of our investments, we may be named as a defendant, which could result in additional costs and the diversion of management time and resources. In addition, litigation involving a portfolio company may be costly and affect the operations of the business, which could in turn have an adverse impact on the fair value of our investment.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $5.3 million or 0.6% of total investments at December 31, 2012. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

We intend to make distributions on a quarterly basis to our stockholders. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Item1. Business—Regulation.” Also, restrictions and provisions in any future credit facilities may limit our ability to make distributions. As a RIC, if we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including failure to obtain, or possible loss of, the federal income tax benefits allowable to RICs. See “Item 1. Business—Certain United States Federal Income Tax Considerations—Taxation as a Regulated Investment Company.” We cannot assure you that you will receive distributions at a particular level or at all.

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

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

We invest primarily in debt securities issued by our portfolio companies. In some cases, portfolio companies will be permitted to incur other debt, or issue other equity securities, that rank equally with, or senior to, our investment By their terms, .such instruments may provide that the holders thereof are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company might not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on a pari passu basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we would not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such companies, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not best serve our interests as debt investors.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

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

We generally receive warrants in connection with our debt investments. At December 31, 2012, we held warrant positions received in connection with many of our debt investment; however, these warrant positions accounted for only approximately 3.3% of the total value of our portfolio investments. If we do not receive the returns that are anticipated on the warrants, our investment returns on our portfolio companies, and the value of an investment in us, may be lower than expected.

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

In 2012, we received early loan repayments and pay down of working capital loans of approximately $245.8 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

At December 31, 2012, approximately 62.4% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 36.0% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.6% of portfolio company loans had an equipment only lien.

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

We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans or we could be subject to lender liability claims.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 8.7% of the outstanding balance of our portfolio as of December 31, 2012. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

At our Annual Meeting of Stockholders on May 30, 2012, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below our net asset value per share, subject to Board approval of the offering. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below net asset value during the year ended December 31, 2012.

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

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NYSE under the symbol “HTGC.” The following table sets forth the range of high and low sales prices of our common stock for each fiscal quarter during the two most recently completed fiscal years as reported on the Nasdaq Global Select Market for those periods prior to April 30, 2012 and the NYSE thereafter.

	Price Range
Quarter Ended	High	Low
March 31, 2011	$11.40	$10.42
June 30, 2011	11.36	10.09
September 30, 2011	10.80	8.51
December 31, 2011	9.99	8.20
March 31, 2012	10.53	8.72
June 30, 2012	10.84	9.76
September 30, 2012	11.26	10.50
December 31, 2012	11.18	9.84

The last reported price for our common stock on February 25, 2013 was $12.28 per share.

As of February 4, 2013, we had 48 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 25,000 additional beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During 2012, 2011 and 2010, the Board of Directors elected to receive approximately $150,000, $105,000 and $105,000 respectively, of their compensation in the form of common stock and the Company issued 13,584, 9,942 and 10,479 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2012 and 2011, we issued approximately 219,000 and 167,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our dividend reinvestment plan was approximately $2.3 million.

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2010, the Board of Directors approved a $35.0 million open market share repurchase program and on July 25, 2012, the Board of Directors approved the extension of the share repurchase program. Pursuant to the share repurchase program, we may repurchase common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in its then most recently published financial statements. We anticipate that the manner, timing, and amount of any share purchases will be determined by company management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. As a 1940 Act reporting company, we are required to notify shareholders of the existence of a repurchase program when such a program is initiated or implemented. The repurchase program does not require us to acquire any specific number of shares and may be extended, modified, or discontinued at any time. The share repurchase program is set to expire on February 26, 2013 unless the Board of Directors approves another extension.

During the year ended December 31, 2012, the Company did not repurchase any common stock.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for our 2013 Annual Meeting of Stockholders.

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

To the extent that we earn annual taxable income in excess of dividends paid from such taxable income for the year, we may carry over the excess taxable income into the next year and such excess income will be available for distribution in the next year as permitted by the Code. We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). In order to obtain the tax benefits applicable to RICs, we will be required to distribute to our stockholders with respect to each taxable year at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses. We currently intend to retain for investment realized net long-term capital gains in excess of realized net short-term capital losses. Please refer to “Item 1. Business—Certain United States Federal Income Tax Considerations” for further information regarding the consequences of our retention of net capital gains. We may, in the future, make actual distributions to our stockholders of some or all realized net long-term capital gains in excess of realized net short-term capital losses. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See “Item 1. Business— Regulation.”

For the years ended December 31, 2012 and 2011, we did not record a provision for excise tax since we have paid out greater than 98% of our taxable earnings for each fiscal year.

The following table summarizes dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17, 2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25

			$7.89

*	Dividend paid in cash and stock.

On February 26, 2013 the Board of Directors increased the quarterly dividend by $0.01, or approximately 4.02%, and declared a cash dividend of $0.25 per share to be paid on March 19, 2013 to shareholders of record as of March 11, 2013. This dividend would represent our thirtieth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $7.89 per share.

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

Distributions in excess of our current and accumulated earnings and profits generally would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Of the dividends declared during the year ended December 31, 2012 and 2011, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, cash dividends will be automatically reinvested in additional shares of our common stock unless you specifically “opt out” of the dividend reinvestment plan and choose to receive cash dividends. During 2012 and 2011, we issued approximately 219,000 and 167,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2007, a person invested $100 in each of our common stock, the NYSE Composite Index and the NASDAQ Financial 100 Index. The NYSE Composite Index was added this year because our common stock began trading on the NYSE in April 2012. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

This graph and other information furnished under Part II. Item 5 of the Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

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

	As of December 31, 2012
($ in thousands, except per share data)	2012	2011	2010	2009	2008
Balance sheet data:
Investments, at value	$906,300	$652,870	$472,032	$374,669	$578,211
Cash and cash equivalents	182,994	64,474	107,014	124,828	17,242
Total assets	1,123,643	747,394	591,247	508,967	608,672
Total liabilities	607,675	316,353	178,716	142,452	226,214
Total net assets	515,968	431,041	412,531	366,515	382,458

Other Data:
Total debt investments, at value	827,540	585,767	401,618	325,134	536,964
Total warrant investments, at value	29,550	30,045	23,690	14,450	17,883
Total equity investments, at value	49,210	37,058	46,724	35,085	23,364
Unfunded Commitments	61,851	168,196	117,200	11,700	82,000
Net asset value per share(1)	$9.75	$9.83	$9.50	$10.29	$11.56

(1)	Based on common shares outstanding at period end.

	For the Years Ended December 31,
(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Investment income:
Interest	$87,603	$70,346	$54,700	$62,200	$67,283
Fees	9,917	9,509	4,774	12,077	8,552

Total investment income	97,520	79,855	59,474	74,277	75,835
Operating expenses:
Interest.	19,835	13,252	8,572	9,387	13,121
Loan fees	3,917	2,635	1,259	1,880	2,649
General and administrative	8,108	7,992	7,086	7,281	6,899
Employee Compensation:
Compensation and benefits	13,326	13,260	10,474	10,737	11,595
Stock-based compensation	4,227	3,128	2,709	1,888	1,590

Total employee compensation	17,553	16,388	13,183	12,625	13,185

Total operating expenses	49,413	40,267	30,100	31,173	35,854
Net investment income before provision for income taxes and investment gains and losses	48,107	39,588	29,374	43,104	39,981
Provision for income taxes	—	—	—	—	—

Net investment income	48,107	39,588	29,374	43,104	39,981
Net realized gain (loss) on investments	3,168	2,741	(26,382)	(30,801)	2,643
Provision for excise tax	—	—	—	—	(203)
Net increase in unrealized appreciation on investments	(4,516)	4,607	1,990	1,269	(21,426)

Net realized and unrealized gain	(1,348)	7,348	(24,392)	(29,532)	(18,986)

Net increase in net assets resulting from operations	$46,759	$46,936	$4,982	$13,572	$20,995

Change in net assets per common share (basic):	$0.93	$1.08	$0.12	$0.38	$0.64

Cash dividends declared per common share	$0.95	$0.88	$0.80	$1.26	$1.32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $906.3 million at December 31, 2012 as compared to $652.9 million at December 31, 2011.

The fair value of the loan portfolio at December 31, 2012 was approximately $827.5 million, compared to a fair value of approximately $585.8 million at December 31, 2011. The fair value of the equity portfolio at December 31, 2012 and 2011 was approximately $49.2 million and $37.1 million, respectively. The fair value of our warrant portfolio at December 31, 2012 and 2011 was approximately $29.5 million and $30.0 million, respectively.

Portfolio Activity

Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. From time to time, unfunded contractual commitments are dependent upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the two succeeding quarters from close. Not all debt investments represent our future cash requirements. Similarly, unfunded contractual commitments may expire without being drawn and do not represent our future cash requirements.

Prior to entering into a contractual commitment, we generally issue a non-binding term sheet to a prospective portfolio company. Non-binding terms sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent our future cash requirements.

Our portfolio activity for the years ended December 31, 2012 and 2011 was comprised of the following:

	Year Ended December 31,
(in millions)	2012	2011
Debt Commitments(1)
New portfolio company	$362.3	$402.5
Existing portfolio company	274.3	225.8

Total	$636.6	$628.3
Funded Debt Investments
New portfolio company	$267.9	$338.7
Existing portfolio company	191.4	94.7

Total	$459.3	$433.4
Funded Equity Investments
New portfolio company	$6.0	$—
Existing portfolio company	3.7	2.1

Total	$9.7	$2.1
	As of December 31,
	2012	2011
Unfunded Contractual Commitments(2)
Total	$61.9	$168.2

Non-Binding Term Sheets
New portfolio company	$70.0	$82.5
Existing portfolio company	—	—

Total	$70.0	$82.5

(1)	Includes restructured loans.
(2)	Includes unfunded contractual commitments in 21 new and existing portfolio companies. Approximately $35.6 million of these unfunded origination activity commitments as of December 31, 2012 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the year ended December 31, 2012, we received normal principal amortization repayments of approximately $120.7 million, and early repayments and working line of credit pay-downs of approximately $125.1 million. During the year ended December 31, 2012, we restructured certain debt investments for approximately $85.0 million and converted approximately $669,000 of debt to equity.

Total portfolio investment activity (inclusive of unearned income) as of and for each of the years ended December 31, 2012 and 2011 was as follows:

(in millions)	December 31, 2012	December 31, 2011
Beginning Portfolio	$652.9	$472.0
New Fundings	469.9	433.8
Warrants not related to current period fundings	(0.2)	1.5
Principal payments received on investments	(120.7)	16.1
Early payoffs	(125.1)	(65.2)
Restructure payoffs	(48.5)	(182.1)
Restructure fundings	85.0	(16.1)
Accretion of loan discounts and paid-in-kind principal	21.3	17.0
New loan fees	(12.8)	(10.4)
Conversion of “Other Assets”	9.6	0.2
Debt Converted to Equity	0.6	—
Proceeds from sale of investments	(7.2)	(20.6)
Net realized (loss) gain on investments	(14.1)	2.1
Net change in unrealized appreciation (depreciation)	(4.4)	4.6

Ending Portfolio	$906.3	$652.9

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2012 and December 31, 2011 (excluding unearned income).

	December 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$652,041	72.0%	$482,268	73.9%
Senior secured debt	205,049	22.6%	133,544	20.4%
Preferred stock	33,885	3.7%	30,181	4.6%
Common Stock	15,325	1.7%	6,877	1.1%

	$906,300	100.0%	$652,870	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$901,041	99.4%	$634,736	97.2%
England	5,259	0.6%	8,266	1.3%
Iceland	—	—	4,970	0.7%
Ireland	—	—	3,842	0.6%
Canada	—	—	672	0.1%
Israel	—	—	384	0.1%

	$906,300	100.0%	$652,870	100.0%

As of December 31, 2012, we held warrants or equity positions in two companies which have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. There can be no assurance that these companies will complete their initial public offering in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to approximately 14.0% as of December 31, 2012. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt. Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $2.0 million and $4.5 million of unamortized fees at December 31, 2012 and December 31, 2011, respectively, and approximately $6.8 million and $4.4 million in exit fees receivable at December 31, 2012 and December 31, 2011, respectively.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $1.5 million and $1.7 million in PIK income in the twelve month periods ended December 31, 2012 and 2011.

In some cases, we may collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At December 31, 2012, approximately 62.4% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 36.0% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.6% of portfolio company loans had an equipment only lien.

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

The effective yield on our debt investments during the year was 14.37% and was attributed in part to interest charges and fees related to loan restructurings and acceleration of fee income recognition from early loan repayments. The overall weighted average yield to maturity of our loan investments was approximately 12.91% at December 31, 2012, a slight increase compared to 12.64% at December 31, 2011. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Portfolio Composition

Our portfolio companies are primarily privately held companies which are active in the drug discovery and development, internet consumer and business services, clean technology, software, drug delivery, medical device and equipment, media/content/info, communications and networking, information services, healthcare services, diagnostic, specialty pharmaceuticals, biotechnology tools, surgical devices, consumer and business products, semiconductors, electronics and computer hardware and therapeutic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

As of December 31, 2012, approximately 65.8% of the fair value of our portfolio was composed of investments in five industries: 20.8% was composed of investments in the drug discovery and development industry, 15.0% was composed of investments in the internet consumer and business services industry, 14.0% was composed of investments in the clean technology industry, 8.2% was composed of investments in the drug delivery industry and 7.8% was composed of investments in the software industry.

The following table shows the fair value of our portfolio by industry sector at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$188,479	20.8%	$131,428	20.1%
Internet Consumer & Business Services	136,149	15.0%	117,542	18.0%
Clean Technology	126,600	14.0%	64,587	9.9%
Drug Delivery	74,218	8.2%	62,665	9.6%
Software	70,838	7.8%	27,850	4.3%
Medical Device & Equipment	54,575	6.0%	—	0.0%
Information Services	53,523	5.9%	45,850	7.0%
Media/Content/Info	51,534	5.7%	38,476	5.9%
Communications & Networking	37,560	4.1%	28,618	4.4%
Healthcare Services, Other	36,481	4.0%	—	0.0%
Diagnostic	16,307	1.8%	15,158	2.3%
Consumer & Business Products	13,723	1.5%	4,186	0.6%
Electronics & Computer Hardware	12,715	1.4%	1,223	0.2%
Specialty Pharma	12,473	1.4%	39,384	6.0%
Surgical Devices	11,358	1.3%	11,566	1.8%
Biotechnology Tools	6,845	0.8%	18,693	2.9%
Semiconductors	2,922	0.3%	9,733	1.5%
Therapeutic	—	—	35,911	5.5%

	$906,300	100.0%	$652,870	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the years ended December 31, 2012 and 2011, our ten largest portfolio companies represented approximately 35.2% and 37.9% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2012 and 2011, we had eight and seven investments, respectively, that represented 5% or more of our net assets. At December 31, 2012, we had six equity investments representing approximately 70.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2011, we had seven equity investments which represented approximately 63.8% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of December 31, 2012, over 98.4% of our debt investments were in a senior secured first lien position, and more than 98.5% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. As a result, we believe we are well positioned to benefit should market rates increase. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of December 31, 2012, we held warrants in 116 portfolio companies, with a fair value of approximately $29.5 million. The fair value of the warrant portfolio has decreased by approximately 1.7% as compared to the fair value of $30.0 million at December 31, 2011. These warrant holdings would require us to invest approximately $71.2 million to exercise such warrants. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.04x to 10.20x based on the historical rate of return on our investments. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2012 and December 31, 2011:

(in thousands)		Year Ended December 31, 2012
Portfolio Company	Type	Fair Value at December 31, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
E-Band Communications, Corp.	Non-Controlled Affiliate	$—	$4	$18	$—	$—
Gelesis, Inc	Non-Controlled Affiliate	1,665	712	(672)	—	—
Optiscan BioMedical, Corp.	Non-Controlled Affiliate	10,207	1,649	2,722	—	—

Total		$11,872	$2,365	$2,068	$—	$—

(in thousands)		Year Ended December 31, 2011
Portfolio Company	Type	Fair Value at December 31, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
MaxVision Holding, LLC	Control	$1,027	$889	$(5,158)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	—	14	(3,425)	—	—

Total		$1,027	$903	$(8,583)	$—	$—

At December 31, 2012, the Company did not hold any Control Investments. The Company’s investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of December 31, 2011, was liquidated during the year ended December 31, 2012. On July 31, 2012, the Company received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2012 and 2011, respectively:

	December 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$134,166	16.2%	$104,516	17.8%
2	542,885	65.6%	403,114	68.8%
3	127,560	15.4%	70,388	12.0%
4	22,929	2.8%	6,722	1.2%
5	—	—	1,027	0.2%

	$827,540	100.0%	$585,767	100.0%

As of December 31, 2012, our investments had a weighted average investment grading of 2.06 as compared to 2.01 at December 31, 2011. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve. At December 31, 2012, nine portfolio companies were graded 1, 52 portfolio companies were graded 2, 16 portfolio companies were graded 3, five portfolio companies were graded 4, and one portfolio company was graded 5 as compared to 43, 12, two and two portfolio companies, respectively, at December 31, 2011.

At December 31, 2012, we had one loan on non-accrual with no fair market value compared to one loan at December 31, 2011 with a fair value of approximately $1.0 million.

Results of Operations

Comparison of periods ended December 31, 2012 and 2011

Investment Income

Interest income totaled approximately $87.6 million and $70.3 million for 2012 and 2011, respectively. Income from commitment, facility and loan related fees totaled approximately $9.9 million 2012, compared with $9.5 million for 2011. The increase in interest income was directly related to an increase in the average investment portfolio outstanding in 2012 than in 2011.

In 2012 and 2011, interest income included approximately $8.4 million and $7.4 million of income from exit fees, respectively. The year over year increase is attributed to an increase in early payoffs for the year ended December 31, 2012 and an increase in the average investment portfolio outstanding in 2012 than in 2011.

At December 31, 2012 and 2011, we had approximately $11.4 million and $10.3 million of deferred income related to commitment, facility and loan related fees, respectively. The increase in deferred income was attributed to increased investment originations in 2012.

The following table shows the PIK-related activity for the years ended December 31, 2012 and 2011, at cost:

	Years ended December 31,
(in thousands)	2012	2011
Beginning PIK loan balance	$2,041	$3,955
PIK interest capitalized during the period	1,400	2,093
Payments received from PIK loans	(132)	(3,567)
PIK converted to other securities	—	(440)

Ending PIK loan balance	$3,309	$2,041

The decrease in payments received from PIK loans and PIK interest capitalized during the year ended December 31, 2012 is due to approximately $1.4 million, $1.0 million, $493,000, $302,000, and $268,000 of PIK collected in conjunction with the sale of our investment in Infologix, Inc. and the early payoffs of IPA Holdings, LLC., Unify Corporation, HighJump Acquisition, LLC., and Velocity Technology Solutions, Inc., respectively, in the year ended December 31, 2011. The decrease in PIK converted to other securities during the year December 31, 2012 is due to approximately $440,000 related to the conversion of MaxVision Holding, LLC. debt to equity during the year ended December 31, 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services during the year ended December 31, 2012.

Operating Expenses

Operating expenses, which are comprised of interest and fees on borrowings, general and administrative and employee compensation, totaled approximately $49.4 million and $40.3 million during the periods ended December 31, 2012 and 2011, respectively.

Interest and fees on borrowings totaled approximately $23.8 million and $15.9 million during the periods ended December 31, 2012 and 2011, respectively. This $7.9 million year over year increase is largely attributed to $1.6 million of incremental interest and fee expense due to the Convertible Senior Notes issued on April 15, 2011 and $5.6 million related to the 2019 Notes. Additionally, we incurred approximately $577,000 of non cash interest expense during the period ended December 31, 2012 attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. We had a weighted average cost of debt comprised of interest and fees of approximately 6.58% at December 31, 2012, as compared to 6.23% as of December 31, 2011.

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, workout and various other expenses. Expenses increased to $8.1 million from $8.0 million for the periods ended December 31, 2012 and 2011, respectively.

Employee compensation and benefits totaled approximately $13.3 million during both the periods ended December 31, 2012 and 2011. Stock-based compensation totaled approximately $4.2 million and $3.1 million during the periods ended December 31, 2012 and 2011, respectively. This increase was due primarily to the expense on restricted stock grants of approximately 672,000 shares issued in the first quarter of 2012.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the year ended December 31, 2012 totaled $48.1 million as compared with a net investment income before income tax expense in 2011 of approximately $39.6 million. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

A summary of realized gains and losses for the years ended December 31, 2012 and 2011 is as follows:

	December 31,
(in thousands)	2012	2011
Realized gains	$17,481	$11,092
Realized losses	(14,313)	(8,351)

Net realized gains (losses)	$3,168	$2,741

During the year ended December 31, 2012, we recognized gross realized gains of approximately $17.5 million and gross realized losses of approximately $14.3 million, respectively, on the portfolio. During the year ended December 31, 2012, we recorded realized gains of approximately $5.1 million, $3.1 million, $2.6 million, $2.4 million and $2.4 million from the sale of our investments in NEXX Systems, BARRX Medical, Inc., DeCode Genetics, Aegerion Pharmaceuticals, and Annie’s, respectively. These gains were partially offset by the liquidation of our investments in MaxVision Holding, L.L.C, Razorgator Interactive Group, Zeta Interactive Corporation and Magi.com (pka Hi5 Networks, Inc.), of approximately $8.7 million, $2.2 million, $672,000 and $463,000, respectively.

During the year ended December 31, 2011 we recognized total gross realized gains of approximately $11.1 million primarily due to the sale of warrants and equity investments in three portfolio companies. We recognized gross realized losses in 2011 of approximately $8.4 million on the disposition of investments in 13 portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Gross unrealized appreciation on portfolio investments	$65,871	$58,980
Gross unrealized depreciation on portfolio investments	(73,158)	(49,327)
Reversal of prior period net unrealized appreciation upon a realization event	(12,575)	(13,224)
Reversal of prior period net unrealized depreciation upon a realization event	14,944	8,395
Citigroup Warrant Participation	402	(217)

Net unrealized appreciation (depreciation) on portfolio investments	$(4,516)	$4,607

During the year ended December 31, 2012, we recorded approximately $4.5 million of net unrealized depreciation from our debt, equity and warrant investments. Approximately $1.3 million is attributed to net unrealized appreciation on equity, of which approximately $6.0 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $5.7 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss.

We recorded approximately $3.4 million and $2.3 million of net unrealized depreciation on our warrant and debt investments, respectively, of which approximately $6.6 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $9.2 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss.

During the year ended December 31, 2012, net unrealized investment appreciation recognized by the Company was reduced by approximately $402,000 due to the warrant participation agreement with Citigroup.

During the year ended December 31, 2011 net change in unrealized appreciation totaled approximately $4.6 million from debt, warrant and equity investments. Approximately $9.0 million was due to net unrealized appreciation on debt investments attributable to reversal of unrealized depreciation to realized loss of approximately $5.0 million on one technology debt investment and due to the reversal of unrealized depreciation of approximately $3.1 million on one life science debt investment as a result of improvements at the portfolio company. Approximately $5.8 million of net unrealized depreciation on equity investments during the year ended December 31, 2011, was primarily attributable to the sale of InfoLogix, Inc. resulting in the reversal of $7.7 million of unrealized appreciation on equity investments to realized gains offset by approximately $1.9 million of net appreciation due to net increases in private and public portfolio company valuations.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the year ended December 31, 2012.

	Year Ended December 31, 2012
(in millions)	Loans	Equity	Warrants	Other Assets	Total
Collateral based impairments	$(11.4)	$(2.1)	$(1.2)	$—	$(14.7)
Reversals of Prior Period Collateral based impairments	10.0	0.5	0.7	—	11.2
Reversals due to Loan Payoffs & Warrant/Equity sales	7.0	(0.3)	(5.0)	(0.5)	1.6
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(6.5)	1.9	—	(4.6)
Level 3 Assets	(7.9)	9.7	0.2	—	1.6

Total Fair Value Market/Yield Adjustments	(7.9)	3.2	2.1	—	(3.0)

Net Unrealized Appreciation/(Depreciation)	$(2.3)	$1.3	$(3.4)	$(0.5)	$(4.9)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

During the year ended December 31, 2012, we recorded approximately $7.9 million net unrealized depreciation on our debt investments related to fluctuations in current market interest rates.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized. We intend to distribute approximately $1.5 million of spillover earnings from the year ended December 31, 2012 to our shareholders in 2013.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the year ended December 31, 2012 net increase in net assets resulting from operations totaled approximately $46.8 million compared to net income of approximately $46.9 million for the period ended December 31, 2011. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share were $0.93 and $0.93, respectively, for the year ended December 31, 2012, compared to a basic and fully diluted net income per share of $1.08 and $1.07, respectively, for the year ended December 31, 2011.

Comparison of periods ended December 31, 2011 and 2010

Investment Income

Interest income totaled approximately $70.3 million and $54.7 million for 2011 and 2010, respectively. Income from commitment, facility and loan related fees such as amendment fees and pre-payment penalties totaled approximately $9.5 million and $4.8 million for 2011 and 2010, respectively. The increase in interest income was directly related to an increase in the average investment portfolio outstanding in 2011 than in 2010.

In 2011 and 2010, interest income included approximately $7.4 million and $6.2 million of income from accrued exit gees, respectively. The year over year increase was attributed to an increase in the average investment portfolio outstanding in 2011 than in 2010.

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

	December 31,
(in thousands)	2011	2010
Realized gains	$11,092	$4,677
Realized losses	(8,351)	(31,059)

Net realized gains (losses)	$2,741	$(26,382)

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the rotation of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

At December 31, 2012, we had $75.0 million of Convertible Senior Notes payable, $170.4 million of 2019 Notes, $129.3 million of Asset-Backed Notes and $225.0 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility. At December 31, 2011, we had approximately $10.2 million of outstanding borrowings under the Wells Facility, $75.0 million of Convertible Senior Notes payable and $225.0 million SBA debentures payable. We had no borrowings outstanding under the Union Bank Facility.

At December 31, 2012, we had $288.0 million in available liquidity, including $183.0 million in cash and $105.0 million in our Credit Facilities. At December 31, 2012, we had available borrowing capacity of approximately $75.0 million under the Wells Facility and $30.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

In January 2012, we completed a follow-on public offering of 5.0 million shares of common stock for proceeds of approximately $48.05 million, before deducting offering expenses, to us.

In October 2012, we completed a follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million, before deducting offering expenses.

During the year ended December 31, 2012, our operating activities used $193.9 million of cash and cash equivalents, compared to $139.5 million used during the year ended December 31, 2011. The $54.4 million increase in cash used in operating activities resulted primarily from additional purchases of investments of approximately $62.0 million partially offset by a decrease in proceeds from sale of investments of approximately $8.2 million. During the year ended December 31, 2012, our financing activities provided $312.5 million of cash, compared to $97.2 million during the year ended December 31, 2011. This $215.3 million increase in cash provided by financing activities was due primarily due to the issuance of $170.4 million of 2019 Notes Payable and $129.3 million of Asset-Backed Notes, partially offset by a decrease in borrowings of from our Credit Facilities and increase in repayments of to our Credit Facilities of approximately $28.5 million and $46.9 million, respectively, as well as an increase in dividends paid of approximately $8.8 million due to the public offerings of 8.1 million shares of common stock.

As of December 31, 2012, net assets totaled $516.0 million, with a net asset value per share of $9.75. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

On July 25, 2012, our Board of Directors approved an extension of the stock repurchase plan under the same terms and conditions that allowed us to repurchase up to $35.0 million of our common stock. The stock repurchase plan expired on February 26, 2013 and no shares were repurchased in 2012.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2012 our asset coverage ratio under our regulatory requirements as a business development company was 296.8%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBA debentures was 185.4% at December 31, 2012. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage.

Outstanding Borrowings

At December 31, 2012 and December 31, 2011, we had the following borrowing capacity and outstanding amounts:

	December 31, 2012		December 31, 2011
	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
(in thousands)
Union Bank Facility	$30,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
Convertible Senior Notes(2)	75,000	71,436	75,000	70,353
2019 Notes	170,364	170,364	—	—
Asset-Backed Notes	129,300	129,300	—	—
SBA Debentures(3)	225,000	225,000	225,000	225,000

Total	$704,664	$596,100	$430,000	$305,540

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.6 million at December 31, 2012.
(3)	In January 2012, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2012, the SBA approved a $25.0 million dollar commitment for HT III. In February 2012, we repaid $24.25 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.25 million dollar commitment for HT III. In August 2012, the Company repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees, and $12.75 million priced at 6.38%, including annual fees. In September 2012, the SBA approved a $24.75 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our Credit Facilities, Convertible Senior Notes, 2019 Notes Payable, Asset-Backed Notes and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings order to comply with certain covenants, including the ratio of total assets to total indebtedness. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Debt financing costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, were as follows:

	As of December 31
(in thousands)	2012	2011
Wells facility	$867	$906
SBA Debenture	5,877	5,828
Convertible Senior Notes	1,900	2,477
Asset-Backed Notes	4,074	—
2019 Notes	6,287	—

	$19,005	$9,211

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of December 31, 2012, we had unfunded commitments of approximately $61.9 million. Approximately $35.6 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $70.0 million of non-binding term sheets outstanding to seven new and existing companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2012:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$596,100	$—	$129,300	$71,436	$395,364
Operating Lease Obligations(5)	8,819	1,245	2,881	3,044	1,649

Total	$604,919	$1,245	$132,181	$74,480	$397,013

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.

(3)	Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $129.3 million in aggregate principal amount of the Asset-Backed Notes and $71.4 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.6 million at December 31, 2012.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through December 2020. Total rent expense amounted to approximately $1.2 million, $1.1 million and $1.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. HT II has a total of $76.0 million of SBA guaranteed debentures outstanding as of December 31, 2012 and has paid the SBA commitment fees of approximately $1.5 million. As of December 31, 2012, we held investments in HT II in 51 companies with a fair value of approximately $132.6 million, accounting for approximately 14.6% of our total portfolio at December 31, 2012.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of December 31, 2012, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2012. As of December 31, 2012, HT III has paid commitment fees of approximately $1.5 million. As of December 31, 2012, we held investments in HT III in 35 companies with a fair value of approximately $223.6 million accounting for approximately 24.7% of our total portfolio at December 31, 2012.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on September 19, 2012 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2012 for HT II was approximately $95.2 million with an average interest rate of approximately 5.68%. The average amount of debentures outstanding for the year ended December 31, 2012 for HT III was approximately $112.0 million with an average interest rate of approximately 3.25%.

In January 2011, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2011, the SBA approved a $25.0 million dollar commitment for HT III. In February 2012, we repaid $24.25 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In June 2012, the SBA approved a $24.25 million dollar commitment for HT III. In August 2012, we repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees and $12.75 million priced at 6.38%, including annual fees.

As of December 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at December 31, 2012 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

We reported the following SBA debentures outstanding as of December 31, 2012 and December 31, 2011:

				December 31,
(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)		2012	2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%		$—	$12,000
March 26, 2008	March 1, 2018	6.38%		34,800	58,050
September 24, 2008	September 1, 2018	6.63%		—	13,750
March 25, 2009	March 1, 2019	5.53%		18,400	18,400
September 23, 2009	September 1, 2019	4.64%		3,400	3,400
September 22, 2010	September 1, 2020	3.62%		6,500	6,500
September 22, 2010	September 1, 2020	3.50%		22,900	22,900
March 29, 2011	March 1, 2021	4.37%		28,750	28,750
September 21, 2011	September 1, 2021	3.16%		25,000	25,000
March 21, 2012	March 1, 2022	3.05%		11,250	11,250
March 21, 2012	March 1, 2022	3.28%		25,000	25,000
September 19, 2012	September 1, 2022	3.05%		24,250	—
November 14, 2012	November 1, 2022	3.05	%(2)	24,750	—

Total SBA Debentures				$225,000	$225,000

(1)	Interest rate includes annual charge
(2)	Interim interest on the November 14, 2012 borrowing is expected to pool in March 2013 at which date the principal interest rate will be set.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended December 31, 2012, this non-use fee was approximately $96,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At December 31, 2012, there were no borrowings outstanding on this facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of December 31, 2012, the minimum tangible net worth covenant has increased to $392.3 million as a result of the October 2012 follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2012.

Union Bank Facility

On February 10, 2010, we entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). On November 2, 2011, we renewed and amended the Union Bank Facility and added a new lender under the Union Bank Facility. Union Bank and RBC Capital Markets (“RBC”) have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Union Bank Facility.

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

On December 17, 2012, we further amended the Union Bank Facility to remove RBC from the Union Bank Facility. Following the removal of RBC, the Union Bank Facility consists solely of Union Bank’s commitment of $30.0 million. In connection with the amendment, the maximum availability under the Union Bank Facility, subject to a borrowing base, was reduced from $55.0 million to $30.0 million. The Union Bank Facility contains an accordion feature, in which we could increase the credit line by up to $95.0 million in the aggregate, funded by commitments from additional lenders and with the agreement of Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended December 31, 2012, this nonuse fee was approximately $65,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At December 31, 2012, there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of December 31, 2012, the minimum tangible net worth covenant has increased to $386.8 million as a result of the January and October 2012 follow-on public offerings of 5.0 and 3.1 million shares of common stock, respectively, for total net proceeds of approximately $80.9 million. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2012.

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

During the year ended December 31, 2012, we reduced our realized gain by approximately $270,000 for Citigroup’s participation in the gain on sale of equity securities and recorded a decrease on participation liability and increased our unrealized gains by a net amount of approximately $386,000 for Citigroup’s participation. The value of their participation right on unrealized gains in the related equity investments was approximately $313,000 as of December 31, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.4 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between January 2013 and January 2017.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of December 31, 2012, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $71.4 million.

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

As of December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of December 31, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(3,564)

Carrying value of debt	$71,436

For the years ended December 31, 2012 and 2011, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	For the Years Ended December 31,
(in thousands)	2012	2011
Stated interest expense	$4,500	$3,187
Accretion of original issue discount	1,083	767
Amortization of debt issuance cost	577	409

Total interest expense	$6,160	$4,363

Cash paid for interest expense	$4,500	$2,250

As of December 31, 2012, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note to our consolidated financial statements for more detail on the Convertible Senior Notes.

2019 Notes

On March 6, 2012, we and U.S. Bank National Association (the “Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, we and the Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

On September 24, 2012, we and the Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to our issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “September 2019 Notes” and, together with the April 2019 Notes, the “2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

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

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Second Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

For the years ended December 31, 2012 and 2011, the components of interest expense and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	For the Years Ended December 31,
(in thousands)	2012	2011
Stated interest expense	$5,139	$—
Amortization of debt issuance cost	423	—

Total interest expense and fees	$5,562	$—

Cash paid for interest expense and fees	$4,790	$—

As of December 31, 2012, we are in compliance with the terms of the indenture governing the April 2019 Notes and the September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

Asset-Backed Notes

On December 19, 2012, we completed a $230.7 million term debt securitization in connection with which an affiliate of ours made an offering of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “Asset-Backed Notes”), which Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among us, Hercules Capital Funding 2012-1 LLC, as Trust Depositor (the “Trust Depositor”), Hercules Capital Funding Trust 2012-1, as Issuer (the “Issuer”), and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The Asset-Backed Notes have a stated maturity of December 16, 2017.

As part of this transaction, we entered into a sale and contribution agreement with the Trust Depositor under which we have agreed to sell or have contributed to the Trust Depositor certain senior loans made to certain of our portfolio companies (the “Loans”). We have made customary representations, warranties and covenants in the sale and contribution agreement with respect to the Loans as of the date of their transfer to the Trust Depositor.

In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The Asset-Backed Notes are secured obligations of the Issuer and are non-recourse to us. The Issuer also entered into an indenture governing the Asset-Backed Notes, which indenture includes customary representations, warranties and covenants. The Asset-Backed Notes were sold without being registered under the Securities Act of 1933, as amended (the “Securities Act”), to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act. In addition, the Trust Depositor entered into an amended and restated trust agreement, which includes customary representation, warranties and covenants.

The Loans will be serviced by us pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. We will perform certain servicing and administrative functions with respect to the Loans. We will be entitled to receive a monthly fee from the Issuer for servicing the Loans. This servicing fee will equal the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including December 5, 2012 through and including January 15, 2013 over 360) of 2.00% and the aggregate outstanding principal balance of the Loans, excluding all defaulted Loans and all purchased Loans, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including December 5, 2012, to the close of business on January 4, 2013).

We will also serve as administrator to the Issuer under an administration agreement, which includes customary representations, warranties and covenants.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17, 2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25

			$7.89

*	Dividend paid in cash and stock.

On February 26, 2013 the Board of Directors increased the quarterly dividend $0.01, or approximately 4.02%, and declared a cash dividend of $0.25 per share that is to be paid on March 19, 2013 to shareholders of record as of March 11, 2013. This dividend is our thirtieth consecutive quarterly dividend declaration since our initial public offering, and will bring the total cumulative dividend declared to date to $7.89 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the year ended December 31, 2012 and 2011, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2013 distributions to stockholders will actually be.

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

We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings. See Item 1 “Business—Regulation.”

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At December 31, 2012, approximately 80.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$266,978	Market Comparable Companies Option Pricing Model(b)	Hypothetical Market Yield Premium/(Discount) Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	12.83% - 16.11% (2.0%) - 1.0% 57.67% 0.190% 15.2

Medical Devices - Debt	46,022	Market Comparable Companies	Hypothetical Market Yield Premium	16.19% 0.0% - 1.0%

Technology - Debt	159,341	Market Comparable Companies Liquidation	Hypothetical Market Yield Premium/(Discount) Investment Collateral	12.36% - 20.49% (1.5%) - 1.0% $0 - $7.4 million

Clean Tech - Debt	91,305	Market Comparable Companies	Hypothetical Market Yield Premium	12.69% 0% - 1.0%

Lower Middle Market - Debt	263,894	Market Comparable Companies Broker Quote(d)	Hypothetical Market Yield Premium Price Quotes Market Comparable Index Yield Spreads Par Value	10.75% - 16.25% 0.0% - 1.0% 78.0% - 100% of par 4.33% - 5.93% $30.0 million

Total Level Three Debt Investments	$827,540

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries note above as follows:

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, and Diagnostics and Biotechnology industries in the Schedule of Investments.

Medical Devices, above, is comprised of debt investments in the Therapeutic, Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Schedule of Investments.

Technology, above, is comprised of debt investments in the Software, Semiconductors, Electronics and Computer Hardware, Internet Consumer and Business Services, Information Services, Media/Content/Info and Communications and Networking industries in the Schedule of Investments.

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Software, Electronics and Computer Hardware, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Schedule of Investments.

Clean Tech, above, aligns with the Clean Tech industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type - Level Three Warrant and Equity Investments	Fair Value at December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(in thousands)
Warrant and Equity positions	$57,685	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b)	1.43x - 20.68x 0.42x - 16.98x

			Discount for Lack of Marketability(c)	10.4% - 25.2%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	46.49% - 141.2%

			Risk-Free Interest Rate	0.17% - 0.46%

			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$57,685

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Debt Investments

We follow the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean-technology industries at all stages of development. Given the nature of lending to these types of businesses, our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged.

In making a good faith determination of the value of our investments, we generally start with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest which has been accrued to principal as earned. We then apply the valuation methods as set forth below.

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

Our process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. We value our syndicated loans using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

We estimate the fair value of warrants using a Black Scholes pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and equity related securities. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2012, we had one portfolio company on non-accrual status with an approximate cost of $347,000 and no fair market value. There was one portfolio company on non-accrual status with an aggregate cost of approximately $7.7 million and a fair value of approximately $1.0 million as of December 31, 2011. During the third quarter of 2012 we recognized a realized loss of approximately $5.1 million on our warrant, equity and debt investments in this company.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. For the year ended December 31, 2012, 2011 and 2010, approximately $1.5 million, $1.7 million and $2.3 million in PIK income was recorded respectively.

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

Federal Income Taxes.

We intend to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income, as defined by the Code. We are subject to a non-deductible federal excise tax if we do not distribute at least 98% of our taxable income and 98.2% of our capital gain net income for each one year period ending on October 31. At December 31, 2012, 2011, 2010 and 2009, no excise tax was recorded. We intend to distribute approximately $1.5 million of spillover earnings from the year ended December 31, 2012 to our shareholders in 2013. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

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

Subsequent Events

Dividend Declaration

On February 26, 2013 the Board of Directors increased the quarterly dividend by $0.01, or approximately 4.02%, and declared a cash dividend of $0.25 per share that will be payable on March 19, 2013 to shareholders of record as of March 11, 2013. This dividend would represent the Company’s thirtieth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.89 per share.

Closed and Pending Commitments

As of February 25, 2013, we have:

a.	Closed commitments of approximately $115.6 million to new and existing portfolio companies, and funded approximately $90.0 million since the close of the fourth quarter of 2012.

b.	Pending commitments (signed non-binding term sheets) of approximately $126.5 million. The table below summarizes our year-to-date closed and pending commitments as follows:

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed and Pending Commitments (in millions)
Q1-13 Closed Commitments (as of February 25, 2013) (a,b)	$115.6
Pending Commitments (as of February 25, 2013) (b)	$126.5
Year-to-date 2013 Closed and Pending Commitments	$242.1

Notes:

a.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

As of December 31, 2012, approximately 98.5% of our portfolio loans were at variable rates or variable rates with a floor and 1.5% of our loans were at fixed rates. Over time additional investments may be at variable rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding nine-months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in nine-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 2.25% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on September 19, 2012 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2012 for HT II was approximately $95.2 million with an average interest rate of approximately 5.68%. The average amount of debentures outstanding for the year ended December 31, 2012 for HT III was approximately $112.0 million with an average interest rate of approximately 3.25%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. For the three-month period ended December 31, 2012, this non-use fee was approximately $96,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. At December 31, 2012, there was no debt outstanding under the Wells Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility required the payment of an unused fee of 0.50% annually. For the three-month period ended December 31, 2012, this non-use fee was approximately $65,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at December 31, 2012. On November 2, 2011, we renewed and amended the Union Bank Facility. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility will mature on November 1, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months.

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

In connection with our $230.7 million Debt Securitization, the Securitization Issuer made an offering of $129.3 million in aggregate principal amount of the Asset-Backed Notes. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The Asset-Backed Notes have a stated maturity of December 16, 2017.

As of the closing date of the Debt Securitization, all of the floating rate Loans sold and/or contributed to the Securitization Issuer are subject to interest rate floors. As of the closing date of the Debt Securitization, all of the floating rate Loans are accruing interest at the applicable interest rate floors specified thereunder, which rate floors are in excess of the fixed rate of interest accruing on the Asset-Backed Notes, which naturally hedges the Securitization Issuer’s assets and liabilities. However, there is no requirement for any Loan to have an interest rate floor and there can be no assurance that any such interest rate floor will fully mitigate any decrease in “excess spread” (i.e. the difference between the interest collected on the Loans and the sum of the interest payable on the Asset-Backed Notes and certain transaction fees and expenses payable by the Issuer) that otherwise would be available to make payments on the Asset-Backed Notes, as credit support, or as otherwise provided in the priority of payments under the documents governing the Debt Securitization. In the unlikely event that a breach of the representations and warranties under the documents governing the Debt Securitization with respect to the Loans in the pool as of the closing date of the Debt Securitization were to occur, a substantial volume of substitutions of Loans in the pool could result. There can be no assurance that the applicable margins and any applicable interest rate floors on such substitute Loans would be in excess of the interest on the Asset-Backed Notes. As a result of such substitutions, and subject in the case of floating rate Loans to changes in the level of LIBOR or any other applicable floating rate index, a mismatch could therefore arise between the rates of interest accruing in connection with the Loans in the pool and the fixed rate of interest accruing on the Asset-Backed Notes. Consequently, amounts payable by the Securitization Issuer could exceed collections on the Loans in the pool, which could delay, reduce or eliminate the ability of the Securitization Issuer to make distributions in respect of the equity interest that we indirectly hold.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Hercules Technology Growth Capital, Inc.

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Hercules Technology Growth Capital, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2013

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31,
	2012	2011
Assets
Investments:
Non-control/Non-affiliate investments (cost of $896,031 and $642,038, respectively)	$894,428	$651,843
Affiliate investments (cost of $18,307 and $3,236, respectively)	11,872	—
Control investments (cost of $0 and $11,266, respectively)	—	1,027

Total investments, at value (cost of $914,338 and $656,540, respectively)	906,300	652,870
Cash and cash equivalents	182,994	64,474
Interest receivable	9,635	5,820
Other assets	24,714	24,230

Total assets	$1,123,643	$747,394

Liabilities
Accounts payable and accrued liabilities	$11,575	$10,813
Wells Fargo Loan	—	10,187
Long-term Liabilities (Convertible Senior Notes)	71,436	70,353
Asset-Backed Notes	129,300	—
2019 Notes	170,364	—
Long-term SBA Debentures	225,000	225,000

Total liabilities	$607,675	$316,353
Commitments and Contingencies (Note 9)

Net assets consist of:
Common stock, par value	53	44
Capital in excess of par value	564,508	484,244
Unrealized depreciation on investments	(7,947)	(3,431)
Accumulated realized losses on investments	(36,916)	(43,042)
Distributions in excess of investment income	(3,730)	(6,774)

Total net assets	$515,968	$431,041

Total liabilities and net assets	$1,123,643	$747,394

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	52,925	43,853
Net asset value per share	$9.75	$9.83

The following table presents the assets and liabilities of our consolidated variable interest entity (“VIE”). The assets of the VIE can only be used to settle obligations of the consolidated VIE, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

	December 31,
(Dollars in thousands)	2012	2011
ASSETS
Total investments, at value (cost of $226,844 and $0, respectively)	$226,997	$—

Total assets	$226,997	$—

LIABILITIES
Asset-Backed Notes	$129,300	$—

Total liabilities	$129,300	$—

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)

Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Senior Debt(11) Matures December 2014 Interest rate Prime + 7.30% or Floor rate of 10.55%		$20,532	$20,745	$21,007
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt(11) Matures September 2015 Interest rate Prime + 7.15% or Floor rate of 11.90%		$26,500	26,500	27,030
Cempra, Inc.(3)	Drug Discovery & Development	Senior Debt(11) Matures December 2015 Interest rate Prime + 6.30% or Floor rate of 9.55%		$10,000	9,862	9,902
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Senior Debt Matures November 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%		$4,111	4,718	4,759
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Debt Matures October 2015 Interest rate Prime + 3.25% or Floor rate of 8.50%		$20,000	19,633	18,983
Coronado BioSciences, Inc.(3)	Drug Discovery & Development	Senior Debt(11) Matures March 2016 Interest rate Prime + 6.00% or Floor rate of 9.25%		$15,000	14,761	14,761
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%		$9,166	8,996	8,929
Insmed, Inc.	Drug Discovery & Development	Senior Debt(11) Matures January 2016 Interest rate Prime + 4.75% or Floor rate of 9.25%		$20,000	19,305	19,674
Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt Matures May 2016 Interest rate Prime + 5.30% or Floor rate of 10.55%		$40,000	39,670	39,670
NeurogesX, Inc.(3)	Drug Discovery & Development	Senior Debt Matures February 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%		$13,662	13,645	13,884
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt(9) Matures upon liqudation Interest rate Fixed 10.00%		$45	45	45
		Senior Debt(9) Matures upon liqudation Interest rate Fixed 10.00%		$36	31	31

Total Paratek Pharmaceuticals, Inc.					76	76

Total Debt Drug Discovery & Development (34.63%)*					177,911	178,675

Bridgewave Communications	Communications & Networking	Senior Debt Matures March 2016 Interest rate Prime + 8.75% or Floor rate of 12.00%		$7,500	7,003	4,896

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
OpenPeak, Inc.	Communications & Networking	Senior Debt(11) Matures July 2015 Interest rate Prime + 8.75% or Floor rate of 12.00%		$15,000	$15,008	$15,158
PeerApp, Inc.(4)	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.50% or Floor rate of 11.50%		$501	588	588
UPH Holdings, Inc.	Communications & Networking	Senior Debt Matures April 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%		$7,000	6,880	6,772
		Senior Debt Matures September 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%		$347	343	333
		Senior Debt Matures December 2016 Interest rate Libor + 11.00% or Floor rate of 13.50%		$3,594	3,594	3,400

Total UPH Holdings, Inc.					10,817	10,505

Total Debt Communications & Networking (6.04%)*					33,416	31,147

Clustrix, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2015 Interest rate Prime + 6.50% or Floor rate of 9.75%		$235	227	227
Identive Group, Inc.	Electronics & Computer Hardware	Senior Debt Matures November 2015 Interest rate Prime + 7.75% or Floor rate 11.00%		$7,500	7,447	7,447

Total Debt Electronics & Computer Hardware (1.49%)					7,674	7,674

Box, Inc.(4)	Software	Senior Debt Matures March 2016 Interest rate Prime + 3.75% or Floor rate of 7.50%		$10,000	9,910	9,353
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%		$1,018	1,075	1,060
		Senior Debt(11) Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%		$20,000	20,138	19,274

Total Box, Inc.					31,123	29,687
Clickfox, Inc.	Software	Senior Debt Matures November 2015 Interest rate Prime + 8.25% or Floor rate of 11.50%		$8,000	7,318	7,558
EndPlay,Inc.	Software	Senior Debt Matures August 2015 Interest rate Prime + 7.35% or Floor rate 10.6%		$2,000	1,930	1,930

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Hillcrest Laboratories, Inc	Software	Senior Debt Matures July 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%		$4,000	$3,923	$3,860
JackBe Corporation	Software	Senior Debt Matures January 2016 Interest rate Prime + 7.25% or Floor rate of 10.50%		$3,000	2,900	2,900
Kxen, Inc.(4)	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%		$2,337	2,371	2,192
Tada Innovations, Inc.	Software	Senior Debt(9) Matures November 2012 Interest rate Fixed 8.00%		$100	100	—

Total Debt Software (9.33%)*					49,665	48,127

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%		$7,659	7,927	7,927
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt(9) Matures March 2014 Interest rate Fixed 8.00%		$1,888	1,888	2,394

Total Debt Specialty Pharmaceuticals (2.00%)*					9,815	10,321

Achronix Semiconductor Corporation	Semiconductors	Senior Debt Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%		$1,847	1,803	1,783

Total Debt Semiconductors (0.34%)*					1,803	1,783

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt(11) Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%		$16,345	16,222	15,983
ADMA Biologics, Inc.	Drug Delivery	Senior Debt Matures Febuary 2016 Interest rate Prime + 2.75% or Floor rate of 8.50%		$4,000	3,857	3,857
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt(11) Matures October 2013 Interest rate Prime + 6.50% or Floor rate of 10.75%		$5,052	5,410	5,410
BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%		$3,326	3,320	3,387
Intelliject, Inc.	Drug Delivery	Senior Debt(11) Matures June 2016 Interest rate Prime + 5.75% or Floor rate of 11.00%		$15,000	14,615	15,065
Nupathe, Inc.(3)	Drug Delivery	Senior Debt Matures May 2016 Interest rate Prime–3.25% or Floor rate of 9.85%		$8,500	8,166	8,166

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%		$18,446	$18,330	$18,263

Total Debt Drug Delivery (13.59%)*					69,920	70,131

Ahhha, Inc.(8)	Internet Consumer & Business Services	Senior Debt Matures January 2015 Interest rate Fixed 12.00%		$350	347	—
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%		$8,000	7,708	7,429
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Debt Matures March 2016 Interest rate Fixed 12.50%, PIK Interest 1.50%		$27,500	26,976	26,976
Just.Me, Inc.	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 2.50% or Floor rate 5.75%		$750	732	680
		Senior Debt Matures June 2015 Interest rate Prime + 5.00% or Floor rate 8.25%		$750	727	704

					1,459	1,384
Loku, Inc.	Internet Consumer & Business Services	Senior Debt(9) Matures June 2013 Interest rate Fixed 6.00%		$100	100	100
NetPlenish, Inc.	Internet Consumer & Business Services	Senior Debt Matures April 2015 Interest rate Fixed 10.00%		$500	490	452
Reply! Inc.	Internet Consumer & Business Services	Senior Debt(11) Matures September 2015 Interest rate Prime + 6.875% or Floor rate of 10.125%		$11,749	11,624	11,337
		Senior Debt(11) Matures September 2015 Interest rate Prime + 7.25% or Floor rate of 11.00%		$2,000	1,946	1,971

Total Reply! Inc.					13,570	13,308
Second Rotation, Inc.	Internet Consumer & Business Services	Senior Debt Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25% , PIK Interest 2.50%		$5,843	5,860	5,880
		Senior Debt Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25% , PIK Interest 1.50%		$1,947	1,888	1,909

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
		Revolving Line of Credit Matures January 2013 Interest rate Fixed 10.50%, PIK Interest 0.25%		$327	$313	$313

Total Second Rotation, Inc.					8,061	8,102
ShareThis, Inc.	Internet Consumer & Business Services	Senior Debt Matures June 2016 Interest rate Prime + 7.50% or Floor rate of 10.75%		$15,000	14,268	14,268
Tectura Corporation	Internet Consumer & Business Services	Revolving Line of Credit Matures July 2013 Interest rate LIBOR + 8.00% or Floor rate of 11.00%		$16,340	17,850	17,797
		Senior Debt Matures December 2014 Interest rate LIBOR + 10.00% or Floor rate of 13.00%		$6,978	6,908	6,827
		Senior Debt Matures April 2013 Interest rate LIBOR + 10.00% or Floor rate of 13.00%		$1,390	1,325	1,325

Total Tectura Corporation					26,083	25,949
Trulia, Inc.(3)	Internet Consumer & Business Services	Senior Debt(11) Matures September 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%		$5,000	4,921	4,729
		Senior Debt(11) Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%		$5,000	4,920	4,547

Total Trulia, Inc.					9,841	9,276
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%		$7,500	7,681	7,721
		Senior Debt Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%		$10,253	10,190	9,854

Total Vaultlogix, Inc.					17,871	17,575
Votizen, Inc.	Internet Consumer & Business Services	Senior Debt(9) Matures February 2013 Interest rate Fixed 5.00%		$100	100	6
Wavemarket, Inc.	Internet Consumer & Business Services	Senior Debt(11) Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%		$10,000	9,840	9,444

Total Debt Internet Consumer & Business Services (26.02%)*					136,714	134,269

Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%		$2,641	2,604	2,522

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Eccentex Corporation	Information Services	Senior Debt(11) Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%		$1,000	$977	$965
InXpo, Inc.	Information Services	Senior Debt Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%		$2,550	2,466	2,434
Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2017 Interest rate Prime + 6.75% or Floor rate of 8.00%		$30,000	29,852	29,850
RichRelevance, Inc.	Information Services	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%		$4,245	4,210	4,068
Womensforum.com, Inc.	Information Services	Senior Debt(11) Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 9.25%		$8,000	7,838	7,838
		Senior Debt(11) Matures October 2016 Interest rate LIBOR + 7.50% or Floor rate of 10.25%		$4,500	4,422	4,422

Total Womensforum.com, Inc.					12,260	12,260

Total Debt Information Services (10.10%)*					52,369	52,099

Gynesonics, Inc.	Medical Device & Equipment	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$3,912	3,975	4,014
		Senior Debt Matures February 2013 Interest rate Fixed 8.00%		$253	247	247
		Senior Debt Matures September 2013 Interest rate Fixed 8.00%		$36	30	30

Total Gynesonics, Inc.					4,252	4,291
Lanx, Inc.	Medical Device & Equipment	Senior Debt Matures October 2016 Interest rate Prime + 6.50% or Floor rate of 10.25%		$15,000	14,428	14,428
		Revolving Line of Credit Matures October 2015 Interest rate Prime + 5.25% or Floor rate of 9.00%		$5,500	5,300	5,300

Total Lanx, Inc.					19,728	19,728
Novasys Medical, Inc.	Medical Device & Equipment	Senior Debt(9) Matures January 2013 Interest rate Fixed 8.00%		$65	65	65

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
		Senior Debt(9) Matures August 2013 Interest rate Fixed 8.00%		$22	$20	$20

Total Novasys Medical, Inc.					85	85
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%		$8,260	8,915	9,080
		Senior Debt(9) Matures April 2013 Interest rate Fixed 8.00%		$288	288	288
		Senior Debt(9) Matures September 2013 Interest rate Fixed 8.00%		$123	123	123

Total Optiscan Biomedical, Corp.					9,326	9,491
Oraya Therapeutics, Inc.	Medical Device & Equipment	Senior Debt(9) Matures December 2013 Interest rate Fixed 7.00%		$500	500	500
		Senior Debt(11) Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 10.25%		$10,000	9,798	10,079

Total Oraya Therapeutics, Inc.					10,298	10,579
USHIFU, LLC	Medical Device & Equipment	Senior Debt(11) Matures April 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%		$6,000	5,856	5,856

Total Debt Medical Device & Equipment (9.69%)*					49,545	50,030

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%		$5,741	5,691	5,752
Tethys Bioscience Inc.	Diagnostic	Senior Debt(11) Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%		$10,000	9,940	10,026

Total Debt Diagnostic (3.06%)*					15,631	15,778

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%		$761	834	834
		Senior Debt(11) Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%		$5,000	4,890	4,995

Total Labcyte, Inc.					5,724	5,829

Total Debt Biotechnology Tools (1.13%)*					5,724	5,829

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
MedCall, LLC	Healthcare Services, Other	Senior Debt Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%		$4,908	$4,844	$4,695
		Senior Debt Matures January 2016 Interest rate LIBOR +8.00% or Floor rate of 10.00%		$4,037	3,972	3,871

Total MedCall, LLC					8,816	8,566
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt Matures January 2015 Interest rate LIBOR + 9.00% or Floor rate of 11.50%		$3,661	3,713	3,713
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 7.50% or Floor rate of 10.00%		$1,500	1,490	1,490
		Senior Debt Matures January 2015 Interest rate LIBOR + 11.00% or Floor rate of 14.00%, PIK interest 3.75%		$5,900	6,562	6,562

Total Pacific Child & Family Associates, LLC					11,765	11,765
ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt Matures Febuary 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%		$16,375	16,168	16,150

Total Debt Health Services, Other (7.07%)*					36,749	36,481

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%		$2,463	2,431	2,427
Transmedics, Inc.	Surgical Devices	Senior Debt(11) Matures November 2015 Interest rate Fixed 12.95%		$7,250	7,464	7,464

Total Debt Surgical Devices (1.92%)*					9,895	9,891

Westwood One Communications	Media/ Content/Info	Senior Debt Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%		$20,475	18,994	17,575
Women’s Marketing, Inc.	Media/ Content/Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%		$9,681	10,002	10,002
		Senior Debt(11) Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%		$16,362	16,105	15,787

Total Women’s Marketing, Inc.					26,107	25,789

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Zoom Media Corporation	Media/ Content/Info	Senior Debt Matures December 2015 Interest rate Prime + 7.25% or Floor rate of 10.50%, PIK 3.75%		$5,000	$4,657	$4,657
	Media/ Content/Info	Revolving Line of Credit Matures December 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%		$3,000	2,700	2,700

Total Zoom Media Corporation					7,357	7,357

Total Debt Media/Content/Info (9.83%)*					52,458	50,721

Alphabet Energy, Inc.	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%		$1,614	1,531	1,531
American Supercondutor Corporation(3)	Clean Tech	Senior Debt(11) Matures December 2014 Interest rate Prime + 7.25% or Floor rate of 11.00%		$9,231	9,161	9,438
BrightSource Energy, Inc.	Clean Tech	Revolving Line of Credit Matures January 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%		$35,000	34,870	34,870
Comverge, Inc.	Clean Tech	Senior Debt Matures November 2017 Interest rate LIBOR + 8.00% or Floor rate of 9.50%		$20,000	19,577	19,577
	Clean Tech	Senior Debt Matures November 2017 Interest rate LIBOR + 9.50% or Floor rate of 11.00%		$14,000	13,704	13,704

Total Comverge, Inc.					33,281	33,281
Enphase Energy, Inc.(3)	Clean Tech	Senior Debt(11) Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.00%		$3,758	3,739	3,716
	Clean Tech	Senior Debt Matures August 2016 Interest rate Prime + 8.25% or Floor rate of 11.50%		$7,400	7,321	7,321

Total Enphase Energy, Inc.					11,060	11,037
Glori Energy, Inc.	Clean Tech	Senior Debt(11) Matures June 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%		$8,000	7,832	7,988
Integrated Photovoltaics, Inc.	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%		$2,572	2,494	2,508
Polyera Corporation	Clean Tech	Senior Debt Matures June 2016 Interest rate Prime + 6.75% or Floor rate of 10.00%		$3,000	2,952	2,952

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Redwood Systems, Inc.	Clean Tech	Senior Debt Matures February 2016 Interest rate Prime + 6.50% or Floor rate of 9.75%		$5,000	$4,965	$4,965
SCIenergy, Inc.(4)	Clean Tech	Senior Debt Matures September 2015 Interest rate Prime + 8.75% or Floor rate 12.00%		$5,296	5,103	5,262
Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$2,884	2,877	2,877
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%		$331	330	330

Total Solexel, Inc.					3,207	3,207
Stion Corporation(4)	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%		$7,519	7,483	7,545

Total Debt Clean Tech (24.14%)*					123,938	124,584

Total Debt (160.38%)					833,228	827,540

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		46,446	$39	$53
		Preferred Stock Warrants	Series A	426,000	69	345
		Preferred Stock Warrants	Series B	110,270	35	64

Total Warrants Acceleron Pharmaceuticals, Inc.				582,716	143	462
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Common Stock Warrants		321,429	984	66
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		39,038	187	46
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Preferred Stock Warrants	Series D	325,261	490	500
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Preferred Stock Warrants	Series C	400,000	367	126
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		73,009	142	81
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		50,000	28	16
		Preferred Stock Warrants	Series A	525,000	236	173
		Preferred Stock Warrants	Series B	660,000	311	217

Total Warrants Dicerna Pharmaceuticals, Inc.				1,235,000	575	406

EpiCept Corporation(3)	Drug Discovery & Development	Common Stock Warrants		325,204	4	—
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		22,408	231	—
Insmed, Incorporated(3)	Drug Discovery & Development	Common Stock Warrants		329,931	570	1,316
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		302,143	155	641
NeurogesX, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		3,421,500	503	400
PolyMedix, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		627,586	480	9
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series B	687,023	152	298

Total Warrants Drug Discovery & Development (0.84%)*					4,983	4,351

Bridgewave Communications	Communications & Networking	Preferred Stock Warrants	Series 5	2,942,618	753	—
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	117,958	101	190
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A	450,000	94	23
OpenPeak, Inc.	Communications & Networking	Preferred Stock Warrants	Series E	25,646	149	9
PeerApp, Inc.(4)	Communications & Networking	Preferred Stock Warrants	Series B	298,779	61	47
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A	135,000	95	352
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B	1,136,277	52	112
UPH Holdings, Inc.	Communications & Networking	Common Stock Warrants		145,877	131	52

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	110,000	$123	$62
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	158,536	53	135
		Preferred Stock Warrants	Series D	72,727	65	57

Total Stoke, Inc.				231,263	118	192

Total Warrants Communications & Networking (0.20%)*					1,677	1,039

Atrenta, Inc.	Software	Preferred Stock Warrants	Series D	392,670	121	322
Box, Inc. (4)	Software	Preferred Stock Warrants	Series C	271,070	117	2,235
		Preferred Stock Warrants	Series B	199,219	73	3,242
		Preferred Stock Warrants	Series D-1	62,255	194	566

Total Box, Inc.				532,544	384	6,043
Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A	168,750	188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B	522,823	108	166
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B	1,038,563	329	332
		Preferred Stock Warrants	Series C	592,019	730	213

Total Clickfox, Inc.				1,630,582	1,059	545
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants		718,860	1,434	75
Endplay, Inc.	Software	Preferred Stock Warrants	Series B	180,000	67	39
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D	399,687	99	202
HighRoads, Inc.	Software	Preferred Stock Warrants	Series B	190,176	44	9
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants	Series E	1,865,650	55	70
JackBe Corporation	Software	Preferred Stock Warrants	Series C	180,000	73	54
Kxen, Inc.(4)	Software	Preferred Stock Warrants	Series D	184,614	47	13
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B	41,266	117	—
SugarSync Inc.	Software	Preferred Stock Warrants	Series CC	332,726	78	123
		Preferred Stock Warrants	Series DD	107,526	34	30

Total SugarSync Inc.				440,252	112	153
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A	20,833	25	—
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2	124,295	54	3
WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A	100,000	238	82

Total Warrants Software (1.51%)*					4,225	7,776

Clustrix, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series B	49,732	12	13
Luminus Devices, Inc.	Electronics & Computer Hardware	Common Stock Warrants		26,386	600	—
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1	181,818	63	106

Total Warrant Electronics & Computer Hardware (0.02%)*					675	119

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D	502,273	$309	$889
Pacira Pharmaceuticals, Inc.(3)	Specialty Pharmaceuticals	Common Stock Warrants		178,987	1,086	1,263
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E	340,534	528	—

Total Warrants Specialty Pharmaceuticals (0.42%)*					1,923	2,152

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants		650,000	275	485
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	99,286	24	84
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	1,821,429	174	130
ShareThis, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series B	535,905	547	543
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock Warrants		211,765	252	2,023
Wavemarket, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series E	1,083,333	106	61

Total Warrant Consumer & Business Products (0.64%)*					1,378	3,326

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D	360,000	160	84
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D	239,872	157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C	558,748	45	14
		Preferred Stock Warrants	Series D	1,954,762	583	289

Total iWatt, Inc.				2,513,510	628	303
Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B	319,352	92	—
Quartics, Inc.	Semiconductors	Preferred Stock Warrants	Series C	69,139	53	—

Total Warrants Semiconductors (0.08%)*					1,090	387

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		274,508	356	406
ADMA Biologics, Inc.	Drug Delivery	Common Stock Warrants		25,000	129	128
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		37,639	645	8
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1	150,000	291	446
Intelliject, Inc.	Drug Delivery	Preferred Stock Warrants	Series B	82,500	594	574
NuPathe, Inc.(3)	Drug Delivery	Common Stock Warrants		106,631	139	165
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D	269,663	557	618
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		61,452	87	44

Total Warrant Drug Delivery (0.46%)*					2,798	2,389

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	439,336	323	347
		Preferred Stock Warrants	Series C	234,280	636	218

Total Blurb, Inc.				673,616	959	565
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		53,084	38	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants	Series A	102,299	$20	$20
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	200,000	43	—
Reply! Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	137,225	320	802
Second Rotation	Internet Consumer & Business Services	Preferred Stock Warrants	Series D	105,819	105	113
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1	253,378	51	12
Trulia, Inc.(3)	Internet Consumer & Business Services	Common Stock Warrants		56,053	188	368

Total Warrants Internet Consumer & Business Services (0.37%)*					1,724	1,880

Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B	19,962	9	—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F	48,232	58	5
Eccentex Corporation	Information Services	Preferred Stock Warrants	Series A	408,719	31	3
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B	190,234	230	579
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C	648,400	98	43
	Information Services	Preferred Stock Warrants	Series C-1	267,049	25	24

Total InXpo, Inc.	Information Services			915,449	123	67
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A	266,567	265	420
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D	112,749	98	28
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series A-2	111,311	96	5

Total Warrants Information Services (0.22%)*					910	1,107

EKOS Corporation	Medical Device & Equipment	Preferred Stock Warrants	Series C	4,448,135	327	—
Gelesis, Inc.(6)	Medical Device & Equipment		LLC interest	263,688	78	95
Lanx, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	1,203,369	441	445
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series D	580,447	131	—
		Common Stock Warrants		109,449	2	—

Total Novasys Medial, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock Warrants	Series D	6,206,187	1,069	151

Total Optiscan Biomedical, Corp.				6,206,187	1,069	151
Oraya Therapeutics, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	716,948	676	314
		Common Stock Warrants		95,498	66	62

Total Oraya Therapeutics, Inc.				812,446	742	376
USHIFU, LLC	Medical Device & Equipment	Preferred Stock Warrants	Series G	141,388	188	188

Total Warrants Medical Device & Equipment (0.24%)*					2,978	1,255

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants		333,333	244	360
Tethys Bioscience, Inc.	Diagnostic	Preferred Stock Warrants	Series E	617,683	148	169

Total Warrants Diagnostic (0.10%)*					392	529

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series C	1,127,624	$323	$247
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B	204,545	45	161
		Preferred Stock Warrants	Series C	30,114	33	8

Total NuGEN Technologies, Inc.				234,659	78	169

Total Warrants Biotechnology Tools (0.08%)*					401	416

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	62,500	87	2
Transmedics, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	40,436	225	—
		Preferred Stock Warrants	Series D	175,000	100	100

Total Transmedics, Inc.					325	100

Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants	Series A	123,457	18	7
		Preferred Stock Warrants	Series C	1,474,261	387	298

Total Gynesonics, Inc.				1,597,718	405	305

Total Warrants Surgical Devices (0.08%)*					817	407

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants	Series C	110,018	60	55
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants	Series D	407,457	482	—
Zoom Media Group, Inc.	Media/Content/ Info	Preferred Stock Warrants	n/a	1,204	348	346

Total Warrants Media/Content/Info (0.08%)*					890	401

Alphabet Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A	79,083	68	148
American Supercondutor Corporation(3)	Clean Tech	Common Stock Warrants		139,275	244	122
BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D	58,333	675	248
Calera, Inc.	Clean Tech	Preferred Stock Warrants	Series C	44,529	513	—
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants	Series B	437,500	308	435
Enphase Energy, Inc.(3)	Clean Tech	Common Stock Warrants		37,500	102	17
Fulcrum Bioenergy, Inc.	Clean Tech	Preferred Stock Warrants	Series C-1	187,265	211	104
Glori Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series C	145,932	165	62
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D-1	393,212	548	1
Integrated Photovoltaics, Inc.	Clean Tech	Preferred Stock Warrants	Series A-1	390,000	82	119
Polyera Corporation	Clean Tech	Preferred Stock Warrants	Series C	161,575	69	68
Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants	Series C	3,200,000	211	317
Redwood Systems, Inc.	Clean Tech	Preferred Stock Warrants	Series C	331,250	3	2
SCIenergy, Inc.(4)	Clean Tech	Preferred Stock Warrants	Series D	1,061,168	361	145
Solexel, Inc.	Clean Tech	Preferred Stock Warrants	Series B	245,682	1,161	7
Stion Corporation(4)	Clean Tech	Preferred Stock Warrants	Series E	110,226	317	167
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants	Series A	320,000	161	54

Total Warrants Clean Tech (0.39%)*					5,199	2,016

Total Warrants (5.73%)					32,060	29,550

Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		167,864	842	1,351
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B	502,684	502	488

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C	15,334	$1,500	$—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		546,448	2,000	3,328
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H	244,158	1,000	282
		Common Stock		47,471	5	3

Total Paratek Pharmaceuticals, Inc.				291,629	1,005	286

Total Equity Drug Discovery & Development (1.06%)*					5,849	5,453

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock	Series B	600,601	1,000	915
		Preferred Stock	Series C	93,456	242	205
		Preferred Stock	Series E	43,488	98	174
		Preferred Stock	Series F	19,268	61	77

Total Acceleron Pharmaceuticals, Inc.				756,813	1,401	1,371
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock		20,000	9	—
Nupathe, Inc.	Drug Delivery	Common Stock		50,000	146	142
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock		41,570	500	185

Total Equity Drug Delivery (0.33%)*					2,056	1,698

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock	Series B	564,972	2,000	—
		Preferred Stock	Series C	649,998	372	—
		Preferred Stock	Series D	847,544	508	—
		Preferred Stock	Series E	1,987,605	374	—

Total E-band Communications, Corp.				4,050,119	3,254	—
Glowpoint, Inc.(3)	Communications & Networking	Common Stock		114,192	101	227
Neonova Holding Company	Communications & Networking	Preferred Stock	Series A	500,000	250	200
Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A	1,000,000	1,000	3,692
Stoke, Inc.	Communications & Networking	Preferred Stock	Series E	152,905	500	631
UPH Holdings, Inc.	Communications & Networking	Common Stock		742,887	—	624

Total Equity Communications & Networking (1.04%)*					5,105	5,374

Atrenta, Inc.	Software	Preferred Stock	Series C	1,196,845	508	1,042
		Preferred Stock	Series D	635,513	986	1,604

				1,832,358	1,494	2,646
Box, Inc.(4)	Software	Preferred Stock	Series C	390,625	500	5,117
		Preferred Stock	Series D	158,127	500	2,071
		Preferred Stock	Series D-1	124,511	1,000	1,632
		Preferred Stock	Series D-2	220,751	2,001	2,892
		Preferred Stock	Series E	38,183	500	500

Total Box, Inc.				932,197	4,501	12,212
Caplinked, Inc.	Software	Preferred Stock	Series A-3	53,614	52	77

Total Equity Software (2.89%)*					6,047	14,935

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock	Series D	4,717,813	$268	$—
Virident Systems	Electronics & Computer Hardware	Preferred Stock	Series D	6,546,217	5,000	4,922

Total Equity Electronics & Computer Hardware (0.95%)*					5,268	4,922

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E	166,419	750	—

Total Equity Specialty Pharmaceuticals (0.00%)*					750	—

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock	Series A	295,861	819	597
Facebook, Inc.(3)	Consumer & Business Products	Common Stock	Series B	307,500	9,558	8,089
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC interest	500,000	500	711
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B	187,970	500	657
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock	Series D	19,260	250	343

Total Equity Consumer & Business Products (2.02%)*					11,627	10,397

iWatt, Inc.	Semiconductors	Preferred Stock	Series E	2,412,864	490	752

Total Equity Semiconductors (0.15%)*					490	752

Buzznet, Inc.	Information Services	Preferred Stock	Series C	263,158	250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock		500,000	603	—
Solutionary, Inc.	Information Services	Preferred Stock	Series A-1	189,495	18	235
		Preferred Stock	Series A-2	65,834	325	82

Total Solutionary, Inc.				255,329	343	317

Total Equity Information Services (0.06%)*					1,196	317

Gelesis, Inc.(6)	Medical Device & Equipment			674,208	—	435
			LLC interest	674,208	425	610
			LLC interest	675,676	500	525

Total Gelesis, Inc.				2,024,092	925	1,570
Lanx, Inc.	Medical Device & Equipment	Preferred Stock	Series C	1,203,369	1,000	1,155
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock	Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock	Series B	6,185,567	3,000	314
		Preferred Stock	Series C-2	1,927,309	655	251

Total Optiscan Biomedical, Corp.				8,112,876	3,655	565

Total Equity Medical Device & Equipment (0.64%)*					6,580	3,290

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C	189,394	$500	$600

Total Equity Biotechnology Tools (0.12%)*					500	600

Transmedics, Inc.	Surgical Devices	Preferred Stock	Series B	88,961	1,100	—
		Preferred Stock	Series C	119,999	300	—
		Preferred Stock	Series D	260,000	650	650

Total Transmedics, Inc.				468,960	2,050	650
Gynesonics, Inc.	Surgical Devices	Preferred Stock	Series B	219,298	250	159
		Preferred Stock	Series C	656,512	282	251

Total Gynesonics, Inc.				875,810	532	410

Total Equity Surgical Devices (0.20%)*					2,582	1,060

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock	Series D	145,590	1,000	412

Total Equity Media/Content/Info (0.08%)*					1,000	412

Total Equity (9.54%)					49,050	49,210

					49,050	49,210

Total Investments (175.65%)					$914,338	$906,300

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $19.9 million, $27.6 million and $7.8 million respectively. The tax cost of investments is $916.9 million
(3)	Except for warrants in twenty publicly traded companies and common stock in eight publicly traded companies, all investments are restricted at December 31, 2012 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but not more than 50% of the voting securities of the company
(8)	Debt is on non-accrual status at December 31, 2012, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 4).

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Total Debt Drug Discovery & Development (26.79%)*					$113,913	$115,470

E-band Communications, Corp.(6)	Communications & Networking	Convertible Senior Debt Due on demand Interest rate Fixed 6.00%		$356	356	—

Total E-Band Communications, Corp.					356	—

Intelepeer, Inc.	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 8.12% or Floor rate of 11.37%		$6,524	6,346	6,476
		Senior Debt Matures May 2012 Interest rate Prime + 4.25%		$1,100	1,100	1,070

Total Intelepeer, Inc.					7,446	7,546

Ahhha, Inc.	Communications & Networking	Senior Debt Matures January 2015 Interest rate Fixed 10.00%		$350	345	345

Total Ahhha, Inc.					345	345

Pac-West Telecomm, Inc.	Communications & Networking	Senior Debt Matures October 2014 Interest rate Prime + 7.50% or Floor rate of 12.00%		$4,369	4,196	4,196

Total Pac-West Telecomm, Inc.					4,196	4,196

PeerApp, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.5% or Floor rate of 11.50%		$1,776	1,814	1,835

Total PeerApp, Inc.(5)					1,814	1,835

PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2013 Interest rate Libor + 9.0% or Floor rate of 11.50%		$8,308	8,107	8,100

Total PointOne, Inc.					8,107	8,100

Stoke, Inc(4)	Communications & Networking	Senior Debt Matures May 2013 Interest rate Prime + 7.0% or Floor rate of 10.25%		$2,627	2,586	2,612

Total Stoke, Inc.					2,586	2,612

Total Debt Communications & Networking (5.71%)*					24,850	24,634

Central Desktop, Inc.	Software	Senior Debt Matures April 2014 Interest rate Prime + 6.75% or Floor rate of 10.50%		$3,000	2,894	2,954

Total Central Desktop, Inc.					2,894	2,954

Clickfox, Inc.	Software	Senior Debt Matures July 2013 Interest rate Prime + 6.00% or Floor rate of 11.25%		$3,999	3,920	4,000

Total Clickfox, Inc.					3,920	4,000

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Kxen, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%		$3,000	$2,958	$2,858

Total Kxen, Inc.					2,958	2,858

RichRelevance, Inc.	Software	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%		$5,000	4,879	4,879

Total RichRelevance, Inc.					4,879	4,879

Blurb, Inc	Software	Senior Debt Matures December 2015 Interest rate Prime +5.25% or Floor rate 8.5%		$5,000	4,873	4,873

Total Blurb, Inc					4,873	4,873

SugarSync Inc.	Software	Senior Debt Matures April 2015 Interest rate Prime + 4.50% or Floor rate of 8.25%		$2,000	1,950	1,950

Total SugarSync Inc.					1,950	1,950

White Sky, Inc.	Software	Senior Debt Matures June 2014 Interest rate Prime + 7.00% or Floor rate of 10.25%		$1,418	1,357	1,400

Total White Sky, Inc.					1,357	1,400

Tada Innovations, Inc.	Software	Senior Debt Matures June 2012 Interest rate Prime + 3.25% or Floor rate of 6.50%		$100	90	90

Total Tada Innovations, Inc.					90	90

Total Debt Software (5.34%)*					22,921	23,004

Maxvision Holding, LLC.(7)	Electronics & Computer Hardware	Senior Debt Matures December 2013 Interest rate Prime + 8.25% or Floor rate of 12.00%, PIK interest 5.00%		$4,185	4,143	—
		Senior Debt Matures December 2013 Interest rate Prime + 6.25% or Floor rate of 10.00%, PIK interest 2.00%		$2,539	2,515	—

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
		Senior Debt Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%		$10,000	$9,772	$9,578

Total AcelRX Pharmaceuticals, Inc.					19,545	19,157

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Senior Debt Matures October 2013 Interest rate Prime + 6.5% or Floor rate of 10.75%		$10,497	10,537	10,695

Total Alexza Pharmaceuticals, Inc.					10,537	10,695

BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%		$5,000	4,730	4,880

Total BIND Biosciences, Inc.					4,730	4,880

Merrion Pharmaceuticals, Inc.(5)	Drug Delivery	Senior Debt Matures January 2015 Interest rate Prime + 9.20% or Floor rate of 12.45%		$5,000	4,765	3,819

Total Merrion Pharmaceuticals, Inc.					4,765	3,819

Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%		$22,000	21,379	21,379

Total Revance Therapeutics, Inc.					21,379	21,379

Total Debt Drug Delivery (13.90%)*					60,956	59,930

Gelesis, Inc.(8)	Therapeutic	Senior Debt Matures April 2013 Interest rate Prime + 8.75% or Floor rate of 12.00%		$3,428	3,514	3,254

Total Gelesis, Inc.					3,514	3,254

Gynesonics, Inc.	Therapeutic	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$5,336	5,309	5,383

Total Gynesonics, Inc.					5,309	5,383

Oraya Therapeutics, Inc.	Therapeutic	Senior Debt Matures March 2015 Interest rate Prime + 4.75% or Floor rate of 9.50%		$7,500	7,377	7,377

Total Oraya Therapeutics, Inc.					7,377	7,377

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Pacific Child & Family Associates, LLC	Therapeutic	Senior Debt Matures January 2015 Interest rate LIBOR + 8.0% or Floor rate of 10.50%		$4,965	$4,932	$4,932

		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 6.5% or Floor rate of 9.00%		$1,500	1,485	1,412

		Senior Debt Matures January 2015 Interest rate LIBOR + 10.50% or Floor rate of 13.0%, PIK interest 3.75%		$5,900	6,259	6,436

Total Pacific Child & Family Associates, LLC					12,676	12,780

Total Debt Therapeutic (6.68%)*					28,876	28,794

InXpo, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2014 Interest rate Prime + 7.5% or Floor rate of 10.75%		$3,192	3,083	3,147

Total InXpo, Inc.					3,083	3,147

Westwood One Communications	Internet Consumer & Business Services	Senior Debt Matures October 2016 Interest rate of 8.00%		$21,000	19,059	19,479

Total Westwood One Communications					19,059	19,479

Reply! Inc.(4)	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 6.87% or Floor rate of 10.12%	$13,000	12,877	13,131

Total Reply! Inc.				12,877	13,131

MedCall	Internet Consumer & Business Services	Senior Debt Matures January 2016 Interest rate LIBOR + 7.50% or Floor rate of 9.50%	$5,168	5,051	5,051

Total MedCall				5,051	5,051

ScriptSave (Medical Security Card Company, LLC)	Internet Consumer & Business Services	Senior Debt Matures February 2016 Interest rate Prime + 8.75%	$19,646	19,307	19,896

Total ScriptSave				19,307	19,896

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Trulia, Inc.	Internet Consumer & Business Services	Senior Debt Matures March 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%		$5,000	$4,871	$4,871

		Senior Debt Matures March 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%		$5,000	4,871	4,871

Total Trulia, Inc.					9,742	9,742

Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate Libor + 8.50% or Floor rate of 10.00%, PIK interest 2.50%		$7,500	7,441	7,441

		Senior Debt Matures September 2015 Interest rate Libor + 7.00% or Floor rate of 8.50%		$11,500	11,335	11,335

		Revolving Line of Credit Matures September 2015 Interest rate Libor + 6.00% or Floor rate of 7.50%		$300	284	284

Total Vaultlogix, Inc.					19,060	19,060

Tectura Corporation	Internet Consumer & Business Services	Senior Debt Matures December 2012 Interest rate 11%		$5,625	6,834	6,834

		Revolving Line of Credit
		Senior Debt Matures August 2012 Interest rate 11%		$2,500	2,556	2,556

		Revolving Line of Credit Matures July 2012 Interest rate 11% , PIK interest 1.00%		$17,487	17,738	17,738

Total Tectura Corporation					27,128	27,128

Total Debt Internet Consumer & Business Services (27.06%)					115,307	116,634

Box.net, Inc.	Information Services	Senior Debt Matures March 2015 Interest rate Prime + 3.75% or Floor rate of 7.50%		$9,647	9,432	9,432
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%		$1,590	1,613	1,645

Total Box.net, Inc.					11,045	11,077

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Cha Cha Search, Inc.	Information Services	Senior Debt
		Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%		$3,000	$2,926	$2,903

Total Cha Cha Search, Inc.					2,926	2,903
Jab Wireless, Inc.	Information Services	Senior Debt Matures August 2016 Interest rate Prime + 6.25% or Floor rate of 6.75%		$20,272	19,993	19,993

Total Jab Wireless, Inc.					19,993	19,993

Total Debt Information Services (7.88%)					33,964	33,973

Optiscan Biomedical, Corp.	Diagnostic	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%		$10,750	10,884	11,147

Total Optiscan Biomedical, Corp.					10,884	11,147

Total Debt Diagnostic (2.59%)*					10,884	11,147

deCODE genetics ehf.	Biotechnology Tools	Senior Debt Matures September 2014 Interest rate Prime + 10.25% or Floor rate of 13.50%, PIK interest 2.00%		$5,000	4,664	4,664

Total deCODE genetics ehf.					4,664	4,664
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.6% or Floor rate of 11.85%		$2,416	2,425	2,479

Total Labcyte, Inc.					2,425	2,479
Cempra Holdings LLC	Biotechnology Tools	Senior Debt Matures December 2015 Interest rate Prime + 7.05% or Floor rate of 10.30%		$10,000	9,721	9,721

Total Cempra Holdings LLC					9,721	9,721

Total Debt Biotechnology Tools (3.91%)*					16,810	16,864

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%		$3,000	2,879	2,879

Total Entrigue Surgical, Inc.					2,879	2,879
Transmedics, Inc. (4)	Surgical Devices	Senior Debt Matures February 2014 Interest rate Prime + 9.70% or Floor rate of 12.95%		$8,375	8,602	8,602

Total Transmedics, Inc.					8,602	8,602

Total Debt Surgical Devices (2.66%)*					11,481	11,481

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Neoprobe (pka Navidea)	Media/ Content/ Info	Senior Debt		$7,000	$6,733	$6,733
Total Neoprobe (pka Navidea)		Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%			6,733	6,733

Women’s Marketing, Inc.	Media/ Content/ Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%		$10,000	9,956	10,156

		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%		$9,710	9,503	9,896

		Senior Debt Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.0%		$9,956	9,744	9,744

Total Women’s Marketing, Inc.					29,203	29,796

Total Debt Media/Content/Info (8.47%)*					35,936	36,529

BrightSource Energy, Inc.(4)	Clean Tech	Senior Debt Matures December 2011 Interest rate Prime + 7.75% or Floor rate of 11.0%		$11,250	11,122	11,122

		Senior Debt Matures December 2012 Interest rate Prime + 9.55% or Floor rate of 12.8%		$13,750	13,593	13,593

Total BrightSource Energy, Inc.					24,715	24,715

EcoMotors, Inc.	Clean Tech	Senior Debt Matures February 2014 Interest rate Prime + 6.1% or Floor rate of 9.35%		$4,879	4,713	4,859

Total EcoMotors, Inc.					4,713	4,859

Enphase Energy, Inc.	Clean Tech	Senior Debt Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.0%		$4,898	4,784	4,748

Total Enphase Energy, Inc.					4,784	4,748

NanoSolar, Inc.	Clean Tech	Senior Debt Matures September 2014 Interest rate Prime + 7.75% or Floor rate of 11.0%		$9,212	8,795	8,795

Total NanoSolar, Inc.					8,795	8,795

Integrated Photovoltaics	Clean Tech	Senior Debt Matures February 2015 Interest rate Prime + 7.375% or Floor rate of 10.625%		$3,000	2,875	2,875

Total Integrated Photovoltaics					2,875	2,875

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Principal Amount	Cost(2)	Value(3)
Propel Biofuels, Inc.	Clean Tech	Senior Debt Matures September 2013 Interest rate of 11.0%		$1,348	$1,356	$1,320

Total Propel Biofuels, Inc.					1,356	1,320

SCIenergy, Inc.	Clean Tech	Senior Debt Matures October 2014 Interest rate 6.25%		$202	202	202
		Senior Debt Matures August 2015 Interest rate Prime + 4.90% or Floor rate of 8.15%		$5,000	4,883	4,883

Total SCIenergy, Inc.					5,085	5,085

Solexel, Inc.	Clean Tech	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%		$937	594	594
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%		$8,120	8,389	8,389

Total Solexel, Inc.					8,983	8,983

Total Debt Clean Tech (14.24%)*					61,306	61,380

Total Debt (135.90%)					589,192	585,767

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Acceleron Pharmaceuticals, Inc.	Drug Discovery	Common Stock Warrants		46,446	$39	$42
	& Development	Preferred Stock Warrants	Series A	426,000	69	273
		Preferred Stock Warrants	Series B	110,270	35	51

Total Warrants Acceleron Pharmaceuticals, Inc.				582,716	143	366

Anthera Pharmaceuticals Inc.	Drug Discovery	Common Stock Warrants		176,786	541	551
	& Development	Common Stock Warrants		144,643	443	451

Total Warrants Anthera Pharmaceuticals Inc.				321,429	984	1,002

Dicerna Pharmaceuticals, Inc.	Drug Discovery	Preferred Stock Warrants	Series A	525,000	236	69
	& Development	Common Stock Warrants		50,000	28	0
		Preferred Stock Warrants	Series B	660,000	311	137

Total Warrants Dicerna Pharmaceuticals, Inc.				1,235,000	575	206

EpiCept Corporation(5)	Drug Discovery & Development	Common Stock Warrants		325,204	4	15

Total Warrants EpiCept Corporation				325,204	4	15

Concert Pharmaceuticals	Drug Discovery & Development	Preferred Stock Warrants	Series C	200,000	234	233

Total Concert Pharmaceuticals				200,000	234	233
NextWave Pharmaceuticals	Drug Discovery & Development	Preferred Stock Warrants	Series A-1	540,216	126	125

Total NextWave Pharmaceuticals				540,216	126	125

Horizon Therapeutics, Inc.	Drug Discovery & Development	Common Stock Warrants		22,408	231	—

Total Horizon Therapeutics, Inc.				22,408	231	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series D	302,143	155	1,116

Total Merrimack Pharmaceuticals, Inc.				302,143	155	1,116

Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series F	210,473	137	68

Total Paratek Pharmaceuticals, Inc.				210,473	137	68

PolyMedix, Inc.	Drug Discovery & Development	Common Stock Warrants		627,586	480	97

Total PolyMedix, Inc.				627,586	480	97

Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series B	687,023	152	207

Total Portola Pharmaceuticals, Inc.				687,023	152	207

Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		107,779	69	1,115

Total Aegerion Pharmaceuticals, Inc.				107,779	69	1,115

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Chroma Therapeutics, Ltd.(5)	Drug Discovery & Development	Preferred Stock Warrants	Series D	325,261	$490	$387

Total Chroma Therapeutics, Ltd.				325,261	490	387

NeurogesX, Inc.	Drug Discovery & Development	Common Stock Warrants		791,667	503	122

Total NeurogesX, Inc.				791,667	503	122

Total Warrants Drug Discovery & Development (1.17%)*				6,278,905	4,283	5,059

Affinity Videonet, Inc.	Communications & Networking	Preferred Stock Warrants	Series A	201,031	102	165

Total Affinity Videonet, Inc.				201,031	102	165

IKANO Communications, Inc.	Communications & Networking	Preferred Stock Warrants	Series D	296,344	45	—

		Preferred Stock Warrants	Series D	451,354	72	—

Total IKANO Communications, Inc.				747,698	117	—

Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	117,958	101	92

Total Intelepeer, Inc.				117,958	101	92
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A	450,000	94	28

Total Neonova Holding Company				450,000	94	28

Pac-West Telecomm, Inc.	Communications & Networking	Common Stock Warrants		54,688	121	—

Total Pac-West Telecomm, Inc.				54,688	121	—

PeerApp, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	298,779	61	23

Total PeerApp, Inc.(5)				298,779	61	23

Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A	135,000	95	206

Total Peerless Network, Inc.				135,000	95	206

Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B	1,136,277	52	109

Total Ping Identity Corporation				1,136,277	52	109

PointOne, Inc.	Communications & Networking	Common Stock Warrants		145,877	131	5

Total PointOne, Inc.				145,877	131	5

Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	110,000	123	121

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Total Purcell Systems, Inc.				110,000	$123	$121

Stoke, Inc(4)	Communications & Networking	Preferred Stock Warrants	Series C	158,536	53	149
		Preferred Stock Warrants	Series D	72,727	65	81

Total Stoke, Inc.				231,263	118	230

Total Warrants Communications & Networking (0.23%)*				3,628,571	1,115	979

Atrenta, Inc.	Software	Preferred Stock Warrants	Series C	1,196,847	136	815
		Preferred Stock Warrants	Series D	356,973	95	284

Total Atrenta, Inc.				1,553,820	231	1,099

Blurb, Inc.	Software	Preferred Stock Warrants	Series B	439,336	323	855
		Preferred Stock Warrants	Series C	234,280	636	636

Total Blurb, Inc.				673,616	959	1,491

Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A	168,750	189	—

Total Braxton Technologies, LLC.				168,750	189	—

Bullhorn, Inc.	Software	Preferred Stock Warrants	Series C	122,807	43	229

Total Bullhorn, Inc.				122,807	43	229
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B	522,823	108	398

Total Central Desktop, Inc.				522,823	108	398

Clickfox, Inc.	Software	Preferred Stock Warrants	Series B	1,038,563	329	522

Total Clickfox, Inc.				1,038,563	329	522

Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D	399,687	99	142

Total Forescout Technologies, Inc.				399,687	99	142

HighRoads, Inc.	Software	Preferred Stock Warrants	Series B	190,176	45	7

Total HighRoads, Inc.				190,176	45	7

Kxen, Inc.	Software	Preferred Stock Warrants	Series D	184,614	47	22

Total Kxen, Inc.				184,614	47	22

RichRelevance, Inc.	Software	Preferred Stock Warrants	Series D	112,749	98	12

Total RichRelevance, Inc.				112,749	98	12

Rockyou, Inc.	Software	Preferred Stock Warrants	Series B	41,266	116	1

Total Rockyou, Inc.				41,266	116	1

Sportvision, Inc.	Software	Preferred Stock Warrants	Series B	259,139	39	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Total Sportvision, Inc.				259,139	$39	$—

SugarSync Inc.	Software	Preferred Stock Warrants	Series CC	332,726	78	162

Total SugarSync Inc.				332,726	78	162
Daegis Inc. (pka Unify Corporation)	Software	Common Stock Warrants		718,860	1,434	237

Total Daegis Inc.				718,860	1,434	237

White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2	124,295	54	3

Total White Sky, Inc.				124,295	54	3

Tada	Software	Preferred Stock Warrants	Series A	20,833	25	25

Total Tada				20,833	25	25

WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A	100,000	238	22

Total WildTangent, Inc.				100,000	238	22

Total Warrants Software (1.01%)*				6,564,724	4,132	4,372

Luminus Devices, Inc.	Electronics &	Common Stock Warrants		6,681	334	—
	Computer Hardware	Common Stock Warrants		3,341	84	—
		Common Stock Warrants		16,364	183	—

Total Luminus Devices, Inc.				26,386	601	—

Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1	181,818	63	196

Total Shocking Technologies, Inc.				181,818	63	196

Total Warrant Electronics & Computer Hardware (0.05%)*				208,204	664	196

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D	502,273	309	516

Total Althea Technologies, Inc.				502,273	309	516

Pacira Pharmaceuticals, Inc.	Specialty Pharmaceuticals	Common Stock Warrants		178,987	1,086	425

Total Pacira Pharmaceuticals, Inc.				178,987	1,086	425

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E	340,534	528	—

Total Quatrx Pharmaceuticals Company				340,534	528	—

Total Warrants Specialty Pharmaceuticals (0.22%)*				1,021,794	1,923	941

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Annie’s, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	65,000	$321	$250

Total Annie’s, Inc.				65,000	321	250

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants		650,000	275	58

Total IPA Holding, LLC				650,000	275	58

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	99,286	24	118

Total Market Force Information, Inc.				99,286	24	118

Wageworks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	423,529	252	2,495

Total Wageworks, Inc.				423,529	252	2,495
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	1,821,429	174	—

Total Seven Networks, Inc.				1,821,429	174	—

Total Warrant Consumer & Business Products (0.68%)*				3,059,244	1,046	2,921

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D	360,000	160	145

Total Achronix Semiconductor Corporation				360,000	160	145

Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D	239,872	157	—

Total Enpirion, Inc.				239,872	157	—

iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C	558,748	46	3

		Preferred Stock Warrants	Series D	1,954,762	582	10

Total iWatt, Inc.				2,513,510	628	13

Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B	319,352	92	4

Total Kovio Inc.				319,352	92	4

NEXX Systems, Inc.	Semiconductors	Preferred Stock Warrants	Series D	2,941,176	297	1,328

Total NEXX Systems, Inc.				2,941,176	297	1,328

Quartics, Inc.	Semiconductors	Preferred Stock Warrants	Series C	69,139	53	—

Total Quartics, Inc.				69,139	53	—

Total Warrants Semiconductors (0.35%)*				6,443,049	1,387	1,490

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

AcelRX Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		137,254	$178	$41
		Common Stock Warrants		137,254	178	41

Total AcelRX Pharmaceuticals, Inc.				274,508	356	82

Alexza Pharmaceuticals, Inc.(4)	Drug Delivery	Common Stock Warrants		376,394	645	72

Total Alexza Pharmaceuticals, Inc.				376,394	645	72

BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1	150,000	291	427

Total BIND Biosciences, Inc.				150,000	291	427

Merrion Pharmaceuticals, Inc.(5)	Drug Delivery	Common Stock Warrants		1,453,519	214	194

Total Merrion Pharmaceuticals, Inc.				1,453,519	214	194

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock Warrants		24,581	36	62
		Common Stock Warrants		36,871	51	93

Total Transcept Pharmaceuticals, Inc.				61,452	87	155
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D	269,663	557	565

Total Revance Therapeutics, Inc.				269,663	557	565

Total Warrant Drug Delivery (0.35%)*				2,585,536	2,150	1,495

Gelesis	Therapeutic	Preferred Stock Warrants	Series A-1	263,688	78	106

Total Gelesis				263,688	78	106

BARRX Medical, Inc.	Therapeutic	Preferred Stock Warrants	Series C	66,667	76	189

Total BARRX Medical, Inc.				66,667	76	189

EKOS Corporation	Therapeutic	Preferred Stock Warrants	Series C	4,448,135	327	—

Total EKOS Corporation				4,448,135	327	—

Gynesonics, Inc.	Therapeutic	Preferred Stock Warrants	Series A	123,457	17	17
			Series C	1,087,497	211	216

Total Gynesonics, Inc.				1,210,954	228	233

Light Science Oncology, Inc.	Therapeutic	Preferred Stock Warrants	Series B	38,829	99	—

Total Light Science Oncology, Inc.				38,829	99	—

Novasys Medical, Inc.	Therapeutic	Preferred Stock Warrants	Series D	526,840	125	13

Total Novasys Medical, Inc.				526,840	125	13

Oraya Therapeutics, Inc.	Therapeutic	Preferred Stock Warrants	Series C	477,966	551	551

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Total Oraya Therapeutics, Inc.				477,966	$551	$551

Total Warrants Therapeutic (0.25%)*				7,033,079	1,484	1,092

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series A	303,872	147	—

Total Cozi Group, Inc.				303,872	147	—

Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		12,698	6	—
		Common Stock Warrants		13,068	6	—
		Common Stock Warrants		13,467	11	—
		Common Stock Warrants		13,851	15	—
		Common Stock Warrants		97,657	44	—

Total Invoke Solutions, Inc.				150,741	82	—
InXpo, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series C	648,400	98	56

Total InXpo, Inc.				648,400	98	56

Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	200,000	43	—

Total Prism Education Group, Inc.				200,000	43	—

RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series C	863,599	1,224	—

Total RazorGator Interactive Group, Inc.				863,599	1,224	—

Reply! Inc.(4)	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	137,225	320	395

Total Reply! Inc.				137,225	320	395

Trulia, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series D	168,165	188	413

Total Trulia, Inc.				168,165	188	413

Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1	253,378	51	26

Total Tectura Corporation				253,378	51	26

Total Warrants Internet Consumer & Business Services (0.21%)				2,725,380	2,153	890

Lilliputian Systems, Inc.	Energy	Preferred Stock Warrants	Series AA	235,294	106	—

		Common Stock Warrants		34,939	49	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Total Lilliputian Systems, Inc.				270,233	$155	$—

Total Warrants Energy (0.00%)*				270,233	155	—

Box.net, Inc.	Information Services	Preferred Stock Warrants	Series C	199,219	117	1,557
		Preferred Stock Warrants	Series B	271,070	73	2,280
		Preferred Stock Warrants	Series D-1	62,255	193	233

Total Box.net, Inc.				532,544	383	4,070

Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B	19,962	9	—

Total Buzznet, Inc.				19,962	9	—

Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F	48,232	58	1

Total Cha Cha Search, Inc.				48,232	58	1

Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock Warrants	Series B	1,104,020	213	—

Total Magi.com				1,104,020	213	—

Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A	266,567	265	332

Total Jab Wireless, Inc.				266,567	265	332

Solutionary Inc.	Information Services	Preferred Stock Warrants	Series E	117,171	96	—

Total Solutionary, Inc.				117,171	96	—

Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B	190,234	230	83

Total Intelligent Beauty, Inc.				190,234	230	83

Zeta Interactive Corporation	Information Services	Preferred Stock Warrants	Series A	620,000	172	237

Total Zeta Interactive Corporation				620,000	172	237

Total Warrants Information Services (1.10%)				2,898,730	1,426	4,723

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock Warrants	Series A	1,113,403	80	150
		Preferred Stock Warrants	Series B	3,092,784	680	453
		Preferred Stock Warrants	Series C	2,000,000	309	269

Total Optiscan Biomedical, Corp.				6,206,187	1,069	872

Total Warrants Diagnostic (0.20%)*				6,206,187	1,069	872

deCODE genetics ehf.	Biotechnology Tools	Preferred Stock Warrants	Series A-2	135,871	305	305

Total deCODE genetics ehf.				135,871	305	305

Labcyte, Inc.	Biotechnology Tools	Common Stock Warrants	Series C	840,817	197	263

Total Labcyte, Inc.				840,817	197	263

Cempra Holdings LLC	Biotechnology Tools	Preferred Stock Warrants	Series C	370,714	187	186

Total Cempra Holdings LLC				370,714	187	186

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B	204,545	45	203
		Preferred Stock Warrants	Series C	30,114	33	15

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Total NuGEN Technologies, Inc.				234,659	$78	$218

Total Warrants Biotechnology Tools (0.23%)*				1,582,061	767	972

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	62,500	87	85

Total Entrigue Surgical, Inc.				62,500	87	85

Transmedics, Inc. (4)	Surgical Devices	Preferred Stock Warrants	Series B	40,436	225	—

Total Transmedics, Inc.				40,436	225	—

Total Warrants Surgical Devices (0.02%)*				102,936	312	85

Glam Media, Inc.	Media/Content/Info	Preferred Stock Warrants	Series D	407,457	482	2

Total Glam Media, Inc.				407,457	482	2

Neoprobe (pka Navidea)	Media/Content/Info	Common Stock Warrants		333,333	244	245

Total Neoprobe (pka Navidea)				333,333	244	245

Everyday Health, Inc. (Waterfront Media, Inc.)	Media/Content/Info	Preferred Stock Warrants	Series C	110,018	60	504

Total Everyday Health				110,018	60	504

Total Warrants Media/Content/Info (0.17%)*				850,808	786	751

BrightSource Energy, Inc.(4)	Clean Tech	Preferred Stock Warrants	Series D	130,120	675	834

Total BrightSource Energy, Inc.				130,120	675	834

Calera, Inc.	Clean Tech	Preferred Stock Warrants	Series C	44,529	513	475

Total Calera, Inc.				44,529	513	475

EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants	Series B	218,750	154	323
		Preferred Stock Warrants	Series B	218,750	154	323

Total EcoMotors, Inc.				437,500	308	646

Enphase Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series E	330,882	102	49

Total Enphase Energy, Inc.				330,882	102	49

GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D-1	393,212	548	208

Total GreatPoint Energy, Inc.				393,212	548	208

NanoSolar, Inc.	Clean Tech	Preferred Stock Warrants	Series D	76,353	355	355

Total NanoSolar, Inc.				76,353	355	355

Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants	Series C	3,200,000	211	170

Total Propel Biofuels, Inc.				3,200,000	211	170
SCIenergy, Inc.	Clean Tech	Preferred Stock Warrants		5,792	8	2
		Preferred Stock Warrants	Series C	92,673	130	30

Total SCIenergy, Inc.				98,465	138	32

Solexel, Inc.	Clean Tech	Preferred Stock Warrants	Series B	245,682	1,161	275

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Total Solexel, Inc.				245,682	$1,161	$275

Trilliant, Inc.	Clean Tech	Preferred Stock Warrants	Series A	320,000	162	82

Total Trilliant, Inc.				320,000	162	82

Integrated Photovoltaics	Clean Tech	Preferred Stock Warrants	Series A-1	390,000	82	81

Total Integrated Photovoltaics				390,000	82	81

Total Warrants Clean Tech (0.74%)*				5,666,743	4,255	3,207

Total Warrants (6.97%)					29,107	30,045

Aegerion Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock		144,017	1,092	2,411

Total Aegerion Pharmaceuticals, Inc.				144,017	1,092	2,411

Aveo Pharmaceuticals	Drug Discovery & Development	Common Stock		167,864	842	2,887

Total Aveo Pharmaceuticals				167,864	842	2,887

Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B	502,684	503	374

Total Dicerna Pharmaceuticals, Inc.				502,684	503	374

Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C	15,334	1,500	—

Total Inotek Pharmaceuticals Corp.				15,334	1,500	—

Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series E	546,448	2,000	3,825

Total Merrimack Pharmaceuticals, Inc.				546,448	2,000	3,825

Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H	244,158	1,000	1,231

Total Paratek Pharmaceuticals, Inc.				244,158	1,000	1,231

Total Equity Drug Discovery & Development (2.49%)*				1,620,505	6,937	10,728

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock	Series C	93,456	243	163

Acceleron Pharmaceuticals, Inc.		Preferred Stock	Series E	43,488	98	138
Acceleron Pharmaceuticals, Inc.		Preferred Stock	Series F	19,268	60	61

Acceleron Pharmaceuticals, Inc.		Preferred Stock	Series B	600,601	1,000	724

Total Acceleron Pharmaceuticals, Inc.				756,813	1,401	1,086

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Transcept Pharmaceuticals, Inc.	Drug Delivery	Common Stock		41,570	$500	$325

Total Transcept Pharmaceuticals, Inc.				41,570	500	325

Total Equity Drug Delivery (0.33%)*				798,383	1,901	1,411

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock	Series B	564,972	2,000	—
		Preferred Stock	Series C	649,998	372	—
		Preferred Stock	Series D	847,544	508	—

Total E-Band Communications, Corp.				2,062,514	2,880	—

Neonova Holding Company	Communications & Networking	Preferred Stock	Series A	500,000	250	212

Total Neonova Holding Company				500,000	250	212

Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A	1,000,000	1,000	2,335

Total Peerless Network, Inc.				1,000,000	1,000	2,335

Stoke, Inc(4)	Communications & Networking	Preferred Stock	Series E	152,905	500	458

Total Stoke, Inc.				152,905	500	458

Total Equity Communications & Networking (0.70%)*				3,715,419	4,630	3,005

Atrenta, Inc.	Software	Preferred Stock	Series D	297,477	250	474

Total Atrenta, Inc.				297,477	250	474

Total Equity Software (0.11%)*				297,477	250	474

Maxvision Holding, LLC.(7)	Electronics & Computer Hardware	Common Stock		3,581,329	3,581	—

Total Maxvision Holding, LLC				3,581,329	3,581	—

Spatial Photonics, Inc.(8)	Electronics & Computer Hardware	Preferred Stock	Series D	4,717,813	268	—

Total Spatial Photonics Inc.				4,717,813	268	—

Total Equity Electronics & Computer Hardware (0.00%)*				8,299,142	3,849	—

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E	166,419	750	—

Total Quatrx Pharmaceuticals Company				166,419	750	—

Total Equity Specialty Pharmaceuticals (0.00%)*				166,419	750	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC Interest	500,000	$500	$360

Total IPA Holding, LLC				500,000	500	360

Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B	187,970	500	491

Total Market Force Information, Inc.				187,970	500	491

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock		317,893	880	—

Total Caivis Acquisition Corporation				317,893	880	—

Wageworks, Inc.	Consumer & Business Products	Preferred Stock	Series D	38,520	250	388

Total Wageworks, Inc.				38,520	250	388

Total Equity Consumer & Business Products (0.29%)*				1,044,383	2,130	1,239

iWatt, Inc.	Semiconductors	Preferred Stock	Series E	2,412,864	490	984

Total iWatt, Inc.				2,412,864	490	984

NEXX Systems, Inc.	Semiconductors	Preferred Stock	Series D	1,273,392	277	802

Total NEXX Systems, Inc.				1,273,392	277	802

Total Equity Semiconductors (0.41%)*				3,686,256	767	1,786

BARRX Medical, Inc.	Therapeutic	Preferred Stock	Series C	750,000	1,500	3,628

Total BARRX Medical, Inc.				750,000	1,500	3,628

Gelesis	Therapeutic	Common Stock		674,208	—	108
		Preferred Stock	Series A-1	674,208	425	519
		Preferred Stock	Series A-2	675,676	500	520

Total Gelesis				2,024,092	925	1,147

Gynesonics, Inc	Therapeutic	Preferred Stock	Series B	219,298	250	156

Gynesonics, Inc		Preferred Stock	Series C	656,512	283	295

Total Gynesonics, Inc				875,810	533	451
Novasys Medical, Inc.	Therapeutic	Preferred Stock	Series D-1	4,118,444	1,000	799

Total Novasys Medical, Inc.				4,118,444	1,000	799

Total Equity Therapeutic (1.40%)*				7,768,346	3,958	6,025

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)

Cozi Group, Inc.	Internet Consumer & Business Services	Preferred Stock	Series B	218,251	$177	$44

Total Cozi Group, Inc.				218,251	177	44

RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Preferred Stock	Series A	347,827	1,000	—

Total RazorGator Interactive Group, Inc.				347,827	1,000	—

Total Equity Internet Consumer & Business Services (0.01%)				566,078	1,177	44

Box.net, Inc.	Information	Preferred Stock	Series C	390,625	500	3,543
	Services	Preferred Stock	Series D	282,638	1,500	2,564

Total Box.net, Inc.				673,263	2,000	6,107

Buzznet, Inc.	Information Services	Preferred Stock	Series C	263,158	250	26

Total Buzznet, Inc.				263,158	250	26

Magi.com (pka Hi5 Networks, Inc.)	Information Services	Preferred Stock	Series C	8,232,092	250	247

Total Magi.com				8,232,092	250	247

Solutionary, Inc.	Information Services	Preferred Stock	Series E	50,505	250	55

Total Solutionary, Inc.				50,505	250	55

Good Technologies, Inc. (Visto Inter)	Information Services	Common Stock		500,000	603	90

Total Good Technologies, Inc.				500,000	603	90

Zeta Interactive Corporation	Information Services	Preferred Stock	Series A	500,000	500	629

Total Zeta Interactive Corporation				500,000	500	629

Total Equity Information Services (1.66%)				10,219,018	3,853	7,154

Novadaq Technologies, Inc.(5)	Diagnostic	Common Stock		136,983	1,057	671

Total Novadaq Technologies, Inc. (5)				136,983	1,057	671

Optiscan Biomedical, Corp.	Diagnostic	Preferred Stock	Series B	6,185,567	655	711
		Preferred Stock	Series C	1,927,309	3,000	1,757

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011

(dollars in thousands)

Portfolio Company	Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Total Optiscan Biomedical, Corp.				8,112,876	$3,655	$2,468

Total Equity Diagnostic (0.73%)*				8,249,859	4,712	3,139

Kamada, LTD.	Biotechnology Tools	Common Stock		71,490	427	384

Total Kamada, LTD.				71,490	427	384

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C	189,394	500	473

Total NuGEN Technologies, Inc.				189,394	500	473

Total Equity Biotechnology Tools (0.20%)*				260,884	927	857

Transmedics, Inc. (4)	Surgical Devices	Preferred Stock	Series C	119,999	300	—
		Preferred Stock	Series D	88,961	1,100

Total Transmedics, Inc.				208,960	1,400	—

Total Equity Surgical Devices (0.00%)*				208,960	1,400	—

Everyday Health, Inc. (Waterfront Media, Inc.)	Media/ Content/ Info	Preferred Stock	Series D	145,590	1,000	1,196

Total Everyday Health				145,590	1,000	1,196

Total Equity Media/Content/Info (0.28%)*				145,590	1,000	1,196

Total Equity (8.60%)					38,241	37,058

Total Investments (151.47%)					$656,540	$652,870

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $34,519, $39,387 and $4,868 respectively. The tax cost of investments is $658,010
(3)	Except for warrants in thirteen publicly traded companies and common stock in five publicly traded companies, all investments are restricted at December 31, 2011 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but not more than 50% of the voting securities of the company
(8)	Debt is on non-accrual status at December 31, 2011, and is therefore considered non-income producing.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
Investment Income:
Interest income
Non Control/Non Affliate investments	$85,258	$69,552	$51,417
Affliate investments	2,345	—	—
Control investments.	—	794	3,283

Total interest income	87,603	70,346	54,700

Fees
Non Control/Non Affliate investments	9,897	9,400	5,045
Affliate investments	20	14	—
Control investments	—	95	(271)

Total fees	9,917	9,509	4,774

Total investment income	97,520	79,855	59,474
Operating expenses:
Interest	19,835	13,252	8,572
Loan fees	3,917	2,635	1,259
General and administrative	8,108	7,992	7,086
Employee Compensation:
Compensation and benefits	13,326	13,260	10,474
Stock-based compensation	4,227	3,128	2,709

Total employee compensation	17,553	16,388	13,183

Total operating expenses	49,413	40,267	30,100

Net investment income	48,107	39,588	29,374
Net realized gains (losses) on invesmtents
Non Control/Non Affliate investments	3,168	2,741	(28,873)
Control investments	—	—	2,491

Total net realized (loss) gain on investments	3,168	2,741	(26,382)

Net increase (decrease) in unrealized appreciation on investments
Non Control/Non Affliate investments	(2,448)	(3,976)	1,118
Affliate investments	(2,068)	3,425	795
Control investments	—	5,158	77

Total net unrealized (depreciation) appreciation on investments	(4,516)	4,607	1,990

Total net realized and unrealized gain (loss)	(1,348)	7,348	(24,392)

Net increase in net assets resulting from operations	$46,759	$46,936	$4,982

Net investment income and investment gains and losses per common share:
Basic	$0.96	$0.91	$0.80

Change in net assets per common share:
Basic	$0.93	$1.08	$0.12

Diluted	$0.93	$1.07	$0.12

Weighted average shares outstanding
Basic	49,068	42,988	36,156

Diluted	49,156	43,299	36,870

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions from Net Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at January 1, 2010	35,634	$35	$409,036	$(10,028)	$(28,129)	$(4,057)	$(342)	$366,515
Net increase in net assets resulting from operations	—	—	—	1,990	(26,382)	29,374	—	4,982
Issuance of common stock	531	1	2,661	—	—	—	—	2,662
Issuance of common stock under restricted stock plan	485	—	—	—	—	—	—	—
Acquisition of common stock under repurchase plan	(403)	—	(3,699)	—	—	—	—	(3,699)
Issuance of common stock under dividend reinvestment plan	199	—	1,927	—	—	—	—	1,927
Retired shares from net issuance	(189)	—	(1,934)	—	—	—	—	(1,934)
Public Offering	7,187	7	68,097	—	—	—	—	68,104
Dividends declared	—	—	—	—	—	(28,816)	—	(28,816)
Stock-based compensation	—	—	2,790	—	—	—	—	2,790
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(1,329)	—	3,478	(2,149)	—	—

Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,648)	$(342)	$412,531

Net increase in net assets resulting from operations	—	$—	$—	$4,607	$2,741	$39,588	$—	$46,936
Issuance of common stock	188	1	981	—	—	—	—	982
Issuance of common stock under restricted stock plan	140	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	167	—	1,649	—	—	—	—	1,649
Retired shares from net issuance	(86)	—	(952)	—	—	—	—	(952)
Issuance of the Convertible Senior Notes (see Note 4)	—	—	5,190	—	—	—	—	5,190
Dividends declared	—	—	—	—	—	(38,490)	—	(38,490)
Stock-based compensation	—	—	3,195	—	—	—	—	3,195
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(3,368)	—	5,250	(1,882)	—	—

Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

Net increase in net assets resulting from operations	—	$—	$—	$(4,516)	$3,168	$48,107	$—	$46,759
Issuance of common stock	578	1	3,287	—	—	—	—	3,288
Issuance of common stock under restricted stock plan	505	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	219	—	2,305	—	—	—	—	2,305
Retired shares from net issuance	(330)	—	(4,625)	—	—	—	—	(4,625)
Public Offering	8,100	8	80,872	—	—	—	—	80,880
Dividends declared	—	—	—	—	—	(47,983)	—	(47,983)
Stock-based compensation	—	—	4,303	—	—	—	—	4,303
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(5,878)	—	2,958	2,920	—	—

Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$46,759	$46,936	$4,982
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in and provided by operating activities:
Purchase of investments	(507,098)	(445,066)	(322,331)
Principal payments received on investments	245,777	247,325	196,119
Proceeds from sale of investments	25,948	17,733	7,613
Net unrealized (appreciation) / depreciation on investments	4,516	(4,607)	(1,990)
Net realized (gain) / loss on investments	(3,048)	(2,741)	26,382
Net unrealized appreication due to lender	—	—	(13)
Accretion of paid-in-kind principal	(1,400)	(1,943)	(3,246)
Accretion of loan discounts	(5,441)	(6,999)	(4,526)
Accretion of loan discount on Convertible Senior Notes	1,083	767	—
Accretion of loan exit fees	(3,986)	(94)	437
Change in deferred loan origination revenue	2,301	2,420	4,013
Unearned fees related to unfunded commitments	(1,900)	615	172
Amortization of debt fees and issuance costs	1,560	1,688	539
Depreciation	289	348	400
Stock-based compensation and amortization of restricted stock grants	4,303	3,195	2,790
Common stock issued in lieu of Director compensation	—	—	105
Change in operating assets and liabilities:
Interest and fees receivable	(3,815)	(1,300)	(1,200)
Prepaid expenses and other assets	(988)	318	(276)
Accounts payable	279	(563)	350
Income tax receivable / (payable)	—	—	(41)
Accrued liabilities	926	2,443	(3,529)

Net cash used in operating activities	(193,935)	(139,525)	(93,250)

Cash flows from investing activities:
Purchases of capital equipment	(87)	(189)	(244)
Other long-term assets	—	(25)	350

Net cash provided by / (used in) investing activities	(87)	(214)	106

Cash flows from financing activities:
Proceeds from issuance of common stock, net	79,647	30	68,727
Stock repurchase program	—	—	(3,699)
Dividends paid	(45,678)	(36,843)	(26,889)
Borrowings of credit facilities	64,000	92,500	39,400
Repayments of credit facilities	(74,228)	(27,313)	—
Issuance of Convertible Senior Notes	—	75,000	—
Issuance of 2019 Notes Payable	170,365	—	—
Issuance of Asset-Backed Notes	129,300	—	—
Cash paid for debt issuance costs	(10,864)	(3,110)	—
Fees paid for credit facilities and debentures	—	(3,065)	(2,209)

Net cash provided by financing activities	312,542	97,199	75,330

Net increase / (decrease) in cash	118,520	(42,540)	(17,814)
Cash and cash equivalents at beginning of year	64,474	107,014	124,828

Cash and cash equivalents at end of year	$182,994	$64,474	$107,014

Supplemental disclosures:
Interest paid	$18,928	$11,270	$8,274
Income taxes paid	$44	$66	$39
Stock divided	$2,305	$1,649	$1,927

See notes to consolidated financial statements.

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

HT II and HT III hold approximately $154.4 million and $250.8 million in assets, respectively, and accounted for approximately 10.5% and 17.0% of our total assets prior to consolidation at December 31, 2012.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and all variable interest entities of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the party with both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers all the facts and circumstances including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of a VIE. To assess whether the Company has the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity interests, servicing rights and fee arrangements, and any other variable interests in the VIE. If the Company determines that it is the party with the power to make the most significant decisions affecting the VIE, and the Company has a potentially significant interest in the VIE, then its consolidates the VIE.

The Company performs ongoing reassessments, usually quarterly, of whether it is the primary beneficiary of a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The Company also reconsiders whether entities previously determined not to be VIEs have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework.

Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At December 31, 2012, 80.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of December 31, 2012. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals—Debt	$266,978	Market Comparable Companies Option Pricing Model(b)	Hypothetical Market Yield Premium/(Discount) Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	12.83% - 16.11% (2.0%) - 1.0% 57.67% 0.190% 15.2

Medical Devices—Debt	46,022	Market Comparable Companies	Hypothetical Market Yield Premium	16.19% 0.0% - 1.0%

Technology—Debt	159,341	Market Comparable Companies Liquidation	Hypothetical Market Yield Premium/(Discount) Investment Collateral	12.36% - 20.49% (1.5%) - 1.0% $0 - $7.4 million

Clean Tech—Debt	91,305	Market Comparable Companies	Hypothetical Market Yield Premium	12.69% 0% - 1.0%

Lower Middle Market—Debt	263,894	Market Comparable Companies Broker Quote(d)	Hypothetical Market Yield Premium Price Quotes Market Comparable Index Yield Spreads Par Value	10.75% - 16.25% 0.0% - 1.0% 78.0% -100% of par 4.33% - 5.93% $30.0 million

Total Level Three Debt Investments	$827,540

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services—Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Schedule of Investments.

Clean Tech, above, aligns with the Clean Tech Industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type - Level Three Warrant and Equity Investments	Fair Value at December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Warrant and Equity positions	$57,685	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c)	1.43x -20.68x 0.42x -16.98x 10.4% -25.2%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	46.49% -141.2%
			Risk-Free Interest Rate	0.17% - 0.46%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$57,685

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

The Company’s process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Company values its syndicated loans using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2012 and as of December 31, 2011. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2012, there were no transfers in between Levels 1 or 2.

	12/31/2012	Investments at Fair Value as of December 31, 2012
(in thousands) Description		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$827,540	$—	$—	827,540
Preferred stock	33,889	—	—	33,889
Common stock	15,321	13,665	—	1,656
Warrants	29,550	—	7,410	22,140

	$906,300	$13,665	$7,410	$885,225

	12/31/2011	Investments at Fair Value as of December 31, 2011
(in thousands) Description		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$585,767	$—	$—	$585,767
Preferred stock	30,289	—	—	30,289
Common stock	6,769	6,679	—	90
Warrants	30,045	—	3,761	26,284

	$652,870	$6,679	$3,761	$642,430

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and December 31, 2011.

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, December 31, 2012
Senior Debt	$585,767	$(5,178)	$(2,262)	$545,913	$(2,000)	$(294,294)	$—		$(406)	827,540
Preferred Stock	30,289	(733)	4,112	10,562	(6,553)	—	—	356	(4,144)	33,889
Common Stock	90	(16)	5,523	9,558	(45)	—	—	—	(13,453)	1,656
Warrants	$26,284	4,413	(2,453)	7,362	(9,211)	—	—	—	(4,256)	22,140

Total	$642,430	$(1,514)	$4,920	$573,395	$(17,809)	$(294,294)	$—	$356	$(22,259)	$885,225

(in thousands)	Balance, January 1, 2011	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Exit	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2011
Senior Debt	$394,198	$(4,301)	$9,050	$454,640	$—	$(263,432)	$—	$—	$(4,388)	$585,767
Subordinated Debt	7,420	—	—	—	—	(7,420)	—	—	—	—
Preferred Stock	24,607	(1,441)	838	1,860	—	—	—	4,425	—	30,289
Common Stock	1,030	—	(940)	—	—	—	—	—	—	90
Warrants	17,401	(1,054)	5,243	6,507	(497)	—	(51)	—	(1,265)	$26,284

Total	$444,656	$(6,796)	$14,191	$463,007	$(497)	$(270,852)	$(51)	$4,425	$(5,653)	$642,430

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in to Level 3 relate to the conversion of E-Band Communications, Inc. debt to equity. Transfers out of Level 3 relate to the respective initial public offerings of Annie’s, Inc., Cempra, Inc., Enphase Energy, Inc. Facebook, Inc., Merrimack Pharmaceuticals, Inc. Trulia, Inc. and WageWorks, Inc. to level 1.

For the year ended December 31, 2012, approximately $3.8 million in unrealized appreciation and $2.2 million in unrealized depreciation was recorded for equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $2.3 million in unrealized depreciation was recorded for Level 3 debt investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation anddepreciation on control and affiliate investments for the years ended December 31, 2012 and December 31, 2011:

(in thousands)		Year Ended December 31, 2012
Portfolio Company	Type	Fair Value at December 31, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
E-Band Communications, Corp	Non-Controlled Affiliate	$—	$4	$18	$—	$—
Gelesis, Inc	Non-Controlled Affiliate	1,665	712	(672)	$—	$—
Optiscan BioMedical, Corp	Non-Controlled Affiliate	10,207	1,649	2,722	—	—

Total		$11,872	$2,365	$2,068	$—	$—

(in thousands)		Year Ended December 31, 2011
Portfolio Company	Type	Fair Value at December 31, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
MaxVision Holding, LLC	Control	$1,027	$889	$(5,158)	$—	$—
E-Band Communications, Corp	Non-Controlled Affiliate	—	14	(3,425)	—	—

Total		$1,027	$903	$(8,583)	$—	$—

At December 31, 2012, the Company did not hold any Control Investments. The Company’s investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of December 31, 2011, was liquidated during the year ended December 31, 2012. On July 31, 2012, the Company received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

A summary of the composition of the Company’s investment portfolio as of December 31, 2012 and December 31, 2011 at fair value is shown as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$652,041	72.0%	$482,268	73.9%
Senior secured debt	205,049	22.6%	133,544	20.4%
Preferred stock	33,885	3.7%	30,181	4.6%
Common Stock	15,325	1.7%	6,877	1.1%

	$906,300	100.0%	$652,870	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2012 and as of December 31, 2011 is shown as follows:

	December 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$901,041	99.4%	$634,736	97.2%
England	5,259	0.6%	8,266	1.3%
Iceland	—	—	4,970	0.7%
Ireland	—	—	3,842	0.6%
Canada	—	—	672	0.1%
Israel	—	—	384	0.1%

	$906,300	100.0%	$652,870	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at December 31, 2012 and December 31, 2011:

	December 31, 2012		December 31, 2011
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$188,479	20.8%	$131,428	20.1%
Internet Consumer & Business Services	136,149	15.0%	117,542	18.0%
Clean Tech.	126,600	14.0%	64,587	9.9%
Drug Delivery	74,218	8.2%	62,665	9.6%
Software.	70,838	7.8%	27,850	4.3%
Medical Device & Equipment	54,575	6.0%	—	0.0%
Information Services	53,523	5.9%	45,850	7.0%
Media/Content/Info	51,534	5.7%	38,476	5.9%
Communications & Networking	37,560	4.1%	28,618	4.4%
Healthcare Services, Other.	36,481	4.0%	—	0.0%
Diagnostic.	16,307	1.8%	15,158	2.3%
Consumer & Business Products	13,723	1.5%	4,186	0.6%
Electronics & Computer Hardware	12,715	1.4%	1,223	0.2%
Specialty Pharma	12,473	1.4%	39,384	6.0%
Surgical Devices	11,358	1.3%	11,566	1.8%
Biotechnology Tools	6,845	0.8%	18,693	2.9%
Semiconductors	2,922	0.3%	9,733	1.5%
Therapeutic	—	—	35,911	5.5%

	$906,300	100.0%	$652,870	100.0%

During the year ended December 31, 2012, the Company funded investments in debt securities and equity investments, totaling approximately $486.8 million and $9.7 million, respectively. During the year ended December 31 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company.

In addition, in December 2011, Hercules entered into an agreement to acquire shares of Facebook, Inc. common stock for approximately $9.6 million through a secondary marketplace. The investments were subject to a Facebook, Inc. right of first refusal, which expired thirty days after the date of investment. At December 31, 2011 these assets were held as Other Assets. In February 2012, Hercules was notified that Facebook Inc. had not exercised its repurchase right with respect to any of the shares and had executed all documents necessary to fully transfer the ownership of the shares to Hercules. Accordingly, during the year ended December 31, 2012, the investment in Facebook, Inc. was transferred from Other Assets to Investments.

During the year ended December 31, 2011, the Company funded investments in debt securities and equity investments, totaling approximately $433.4 million and $2.1 million, respectively. During the year ended December 31, 2011, the Company converted approximately $4.4 million of debt to equity in two portfolio companies.

No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2012 and 2011.

During the year ended December 31,2012, the Company recognized net realized gains of approximately $3.2 million on the portfolio. During the year ended December 31, 2012, we recorded realized gains of approximately $5.1 million, $3.1 million, $2.6 million $2.4 million and $2.4 million from the sale of NEXX Systems, Inc., BARRX Medical, DeCode Genetics, Aegerion Pharmaceuticals and Annie’s. These gains were offset by losses of approximately $8.7 million, $2.2 million, $672,000 and $463,000, respectively, from the liquidation of MaxVision Holding, L.L.C, Razorgator Interactive Group, Zeta Interactive Corporation and Magi.com (pka Hi5 Networks, Inc.).

In 2011, we generated realized gains totaling approximately $11.1 million primarily due to the sale of warrants and equity investments in 3 portfolio companies. We recognized realized losses in 2011 of approximately $8.4 million on the disposition of investments in 13 portfolio companies.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $2.0 million and $4.5 million of unamortized fees at December 31, 2012 and December 31, 2011, respectively, and approximately $6.8 million and $4.4 million in exit fees receivable at December 31, 2012 and December 31, 2011, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $1.5 million and $1.7 million in PIK income during the years ended December 31, 2012 and December 31, 2011, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the year ended December 31, 2012.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2012, approximately 62.4% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 36.0% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.6% of portfolio company loans had an equipment only lien.

Income Recognition

The Company records interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, the Company will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. As of December 31, 2012, the Company had one portfolio company on non-accrual status with an approximate cost of $347,000 and no fair market value. There was one loan on non-accrual status with an aggregate cost of approximately $7.7 million and a fair value of approximately $1.0 million as of December 31, 2011. During the third quarter of 2012 the Company recognized a realized loss of approximately $5.1 million on our warrant, equity and debt investments in this company.

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

Financing costs

Debt financing costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, were as follows:

	As of December 31
(in thousands)	2012	2011
Wells Facility	$867	$906
SBA Debenture	5,877	5,828
Convertible Senior Notes	1,900	2,477
Asset-Backed Notes	4,074	—
2019 Notes	6,287	—

	$19,005	$9,211

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

We have distributed and currently intend to distribute sufficient dividends to eliminate taxable income. We are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 98% of our investment company taxable income in any calendar year and 98.2% of our capital gain net income for each one year period ending on October 31. We did not record an excise tax provision for the years ended December 31, 2012 and 2011. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines.

Comprehensive Income

The Company reports all changes in comprehensive income in the Consolidated Statement of Operations. Comprehensive income is equal to net increase in net assets resulting from operations.

Dividends

Dividends and distributions to common stockholders are approved by the Board of Directors on a quarterly basis and the dividend payable is recorded on the ex-dividend date.

We have adopted an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2012, 2011 and 2010, the Company issued approximately 219,000, 167,000 and 199,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At December 31, 2012, the April 2019 Notes were trading on the New York Stock Exchange for $0.986 per dollar at par value, and the September 2019 Notes were trading on the New York Stock Exchange for $1.003 per dollar at par value. Based on market quotations on or around December 31, 2012, the Convertible Senior Notes were trading for $1.0375 per dollar at par value and the Asset-Backed Notes were trading for $1.00 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $242.3 million, compared to the carrying amount of $225.0 million as of December 31, 2012.

(in thousands) Description	12/31/2012	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$77,813	$—	$77,813	$—
April 2019 Notes	$83,307	$—	$83,307	$—
September 2019 Notes	$86,150	$—	$86,150	$—
Asset-Backed Notes	$129,300	$—	$—	$129,300
SBA Debentures	$242,300	$—	$—	$242,300

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

4. Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $38.0 million in HT II as of December 31, 2012, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million was outstanding as of December 31, 2012. As of December 31, 2012, HT II has paid commitment fees of approximately $1.5 million. As of December 31, 2012, the Company held investments in HT II in 51 companies with a fair value of approximately $132.6 million, accounting for approximately 14.6% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2012, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2012. As of December 31, 2012, HT III has paid commitment fees of approximately $1.5 million. As of December 31, 2012, the Company held investments in HT III in 35 companies with a fair value of approximately $223.6 million, accounting for approximately 24.7% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2012 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semi-annually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on September 19, 2012 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2012 for HT II was approximately $95.2 million with an average interest rate of approximately 5.68%. The average amount of debentures outstanding for the quarter ended December 31, 2012 for HT III was approximately $112.0 million with an average interest rate of approximately 3.25%.

HT II and HT III hold approximately $154.4 million and $250.8 million in assets, respectively, and accounted for approximately 10.5% and 17.0% of the Company’s total assets prior to consolidation at December 31, 2012.

In January 2011, the Company repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2011, the SBA approved a $25.0 million dollar commitment for HT III.

In February 2012, the Company repaid $24.25 million of SBA debentures under HT II, priced at 6.63%, including annual fees. In June 2012, the SBA approved a $24.25 million dollar commitment for HT III.

In August 2012, the Company repaid $24.75 million of SBA debentures under HT II, $12.0 million priced at 6.43%, including annual fees and $12.75 million priced at 6.38%, including annual fees.

As of December 31, 2012, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at December 31, 2012 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of December 31, 2102 and December 31, 2011:

				December 31,
(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)		2012	2011
SBA Debentures:
September 26, 2007	September 1, 2017	6.43%		$—	$12,000
March 26, 2008	March 1, 2018	6.38%		34,800	58,050
September 24, 2008	September 1, 2018	6.63%		—	13,750
March 25, 2009	March 1, 2019	5.53%		18,400	18,400
September 23, 2009	September 1, 2019	4.64%		3,400	3,400
September 22, 2010	September 1, 2020	3.62%		6,500	6,500
September 22, 2010	September 1, 2020	3.50%		22,900	22,900
March 29, 2011	March 1, 2021	4.37%		28,750	28,750
September 21, 2011	September 1, 2021	3.16%		25,000	25,000
March 21, 2012	March 1, 2022	3.05%		11,250	11,250
March 21, 2012	March 1, 2022	3.28%		25,000	25,000
September 19, 2012	September 1, 2022	3.05%		24,250	—
November 14, 2012	November 1, 2022	3.05	%(2)	24,750	—

Total SBA Debentures				$225,000	$225,000

(1)	Interest rate includes annual charge
(2)	Interim interest on the November 14, 2012 borrowing is expected to pool in March 2013 at which date the principal interest rate will be set.

Wells Facility

In August 2008, the Company entered into a $50.0 million two-year revolving senior secured credit facility with Wells Fargo Capital Finance (the “Wells Facility”). On June 20, 2011, the Company renewed the Wells Facility. Under this three-year senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

On August 1, 2012, the Company entered into an amendment to the Wells Facility. The amendment reduces the interest rate floor by 75 basis points to 4.25% and extends the maturity date by one year to August 2015. Additionally, an amortization period of 12 months was added to pay down the principal balance as of the maturity date, and the unused line fee was reduced.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended December 31, 2012, this non-use fee was approximately $96,000. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At December 31, 2012, there were no borrowings outstanding on this facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of December 31, 2012, the minimum tangible net worth covenant has increased to $392.3 million as a result of the October 2012 follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at December 31, 2012.

Union Bank Facility

On February 10, 2010, the Company entered a $20.0 million one-year revolving senior secured credit facility with Union Bank (the “Union Bank Facility”). On November 2, 2011, the Company renewed and amended the Union Bank Facility and added a new lender under the Union Bank Facility. Union Bank and RBC Capital Markets (“RBC”) have made commitments of $30.0 million and $25.0 million, respectively. The Union Bank Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $150.0 million, funded by additional lenders and with the agreement of Union Bank and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Union Bank Facility.

On March 30, 2012, the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to the offer and sale of our 2019 Notes. On September 17, 2012, the Company entered into an amendment to the Union Bank Facility. Pursuant to the terms of the amendment, the Company is permitted to increase its unsecured indebtedness by an aggregate original principal amount not to exceed $200.0 million incurred after March 30, 2012 in one or more issuances, provided certain conditions are satisfied for each issuance.

On December 17, 2012, we further amended the Union Bank Facility to remove RBC from the Union Bank

Facility. Following the removal of RBC, the Union Bank Facility consists solely of Union Bank’s commitment of

$30.0 million. In connection with the amendment, the maximum availability under the Union Bank Facility,

subject to a borrowing base, was reduced from $55.0 million to $30.0 million. The Union Bank Facility contains an accordion feature, in which we could increase the credit line by up to $95.0 million in the aggregate, funded by commitments from additional lenders and with the agreement of Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended December 31, 2012, this nonuse fee was approximately $65,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At December 31, 2012, there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of December 31, 2012, the minimum tangible net worth covenant has increased to $386.8 million as a result of the January and October 2012 follow-on public offerings of 5.0 and 3.1 million shares of common stock, respectively, for total net proceeds of approximately $80.9 million. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at December 31, 2012.

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

During the year ended December 31, 2012, the Company reduced its realized gain by approximately $270,000 for Citigroup’s participation in the gain on sale of equity securities and recorded a decrease on participation liability and increased its unrealized gains by a net amount of approximately $386,000 for Citigroup’s participation. The value of their participation right on unrealized gains in the related equity investments was approximately $313,000 as of December 31, 2012 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.4 million under the warrant participation agreement thereby reducing the Company’s realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between January 2013 and January 2017.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of December 31, 2012, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of December 31, 2012
Principal amount of debt	$75,000
Original issue discount, net of accretion	(3,564)

Carrying value of debt	$71,436

For the years ended December 31, 2012 and 2011, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	For the Years Ended December 31,
(in thousands)	2012	2011
Stated interest expense	$4,500	$3,187
Accretion of original issue discount	1,083	767
Amortization of debt issuance cost	577	409

Total interest expense	$6,160	$4,363

Cash paid for interest expense	$4,500	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1 % and 8.2% for the three and twelve-months ended December 31, 2012, respectively. As of December 31, 2012, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

2019 Notes

On March 6, 2012, the Company and the Trustee entered into the Base Indenture. On April 17, 2012, the Company and the Trustee entered into the First Supplemental Indenture to the Base Indenture, dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

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

2019 Notes payable is compromised of:

	As of
(in thousands)	December 31, 2012	December 31, 2011
April 2019 Notes	$84,490	$—
September 2019 Notes	85,875	—

Carrying value of debt	$170,365	$—

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

The Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a) (1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Second Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

For the years ended December 31, 2012 and 2011, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 and September 2019 Notes are as follows:

	For the Years Ended December 31,
(in thousands)	2012	2011
Stated interest expense	$5,139	$—
Amortization of debt issuance cost	423	—

Total interest expense and fees	$5,562	$—

Cash paid for interest expense and fees	$4,790	$—

As of December 31, 2012, the Company is in compliance with the terms of the indenture governing the April 2019 Notes and the September 2019 Notes.

Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company made an offering of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “Asset-Backed Notes”), which Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among us, Hercules Capital Funding 2012-1 LLC, as Trust Depositor (the “Trust Depositor”), Hercules Capital Funding Trust 2012-1, as Issuer (the “Issuer”), and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The Asset-Backed Notes have a stated maturity of December 16, 2017.

As part of this transaction, the Company entered into a sale and contribution agreement with the Trust Depositor under which the Company has agreed to sell or have contributed to the Trust Depositor certain senior loans made to certain of our portfolio companies (the “Loans”). The Company has made customary representations, warranties and covenants in the sale and contribution agreement with respect to the Loans as of the date of their transfer to the Trust Depositor.

In connection with the issuance and sale of the Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The Asset-Backed Notes are secured obligations of the Issuer and are non-recourse to the Company. The Issuer also entered into an indenture governing the Asset-Backed Notes, which indenture includes customary representations, warranties and covenants. The Asset-Backed Notes were sold without being registered under the Securities Act of 1933, as amended (the “Securities Act”), to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act. In addition, the Trust Depositor entered into an amended and restated trust agreement, which includes customary representation, warranties and covenants.

The Loans will be serviced by the Company pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. The Company will perform certain servicing and administrative functions with respect to the Loans. The Company will be entitled to receive a monthly fee from the Issuer for servicing the Loans. This servicing fee will equal the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including December 5, 2012 through and including January 15, 2013 over 360) of 2.00% and the aggregate outstanding principal balance of the Loans, excluding all defaulted Loans and all purchased Loans, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including December 5, 2012, to the close of business on January 4, 2013).

The Company will also serve as administrator to the Issuer under an administration agreement, which includes customary representations, warranties and covenants.

Outstanding Borrowings

At December 31, 2012 and December 31, 2011, the Company had the following borrowing capacity and outstanding borrowings:

	December 31, 2012		December 31, 2011
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$30,000	$—	$55,000	$—
Wells Facility	75,000	—	75,000	10,187
Convertible Senior Notes(2)	75,000	71,436	75,000	70,353
2019 Notes	170,364	170,364	—	—
Asset-Backed Notes	129,300	129,300	—	—
SBA Debentures(3)	225,000	225,000	225,000	225,000

Total	$704,664	$596,100	$430,000	$305,540

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.6 million at December 31, 2012.
(3)	In January 2012, we repaid $25.0 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In April 2012, the SBA approved a $25.0 million dollar commitment for HT III bringing the total available borrowings to $225.0 million, of which $125.0 million was available in HT II and $100.0 million was available in HT III.
In February 2012, we repaid $24.25 million of SBA debentures under HT II, priced at approximately 6.63%, including annual fees. In June 2012, the SBA approved a $24.25 million dollar commitment for HT III.
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

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2012 and 2011, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	December 31,
(in thousands)	2012	2011
Distributions in excess of investment income	$2,920	$(1,882)
Accumulated realized gains (losses)	2,958	5,250
Additional paid-in capital	(5,878)	(3,368)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2012 and 2011 was ordinary income in the amounts of $48.0 million and $38.5 million, respectively.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $19.9 million and $34.5 million as of December 31, 2012 and 2011, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $27.6 million and $39.4 million as of December 31, 2012 and 2011, respectively. The net unrealized depreciation over cost for federal income tax purposes was $7.8 million as of December 31, 2012 and net unrealized depreciation over cost for federal income tax purposes was $4.9 million as of December 31, 2011. The aggregate cost of securities for federal income tax purposes was $916.9 million and $658.0 million as of December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Net Assets and Liabilities by temporary book/ tax differences primarily arising from the treatment of loan related yield enhancements.

	December 31,
(in thousands)	2012	2011
Accumulated Capital Gains (Losses)	$(35,940)	$(48,567)
Other Temporary Differences	(3,726)	(16)
Undistributed Ordinary Income	1,552	236
Unrealized Appreciation (Depreciation)	(10,480)	(4,901)

Components of Distributable Earnings	$(48,594)	$(53,248)

The Company will classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2009, 2010 and 2011 federal tax years for the Company remain subject to examination by the IRS. The 2008, 2009, 2010 and 2011 state tax years for the Company remain subject to examination by the California Franchise Tax Board.

6. Shareholders’ Equity

On January 20, 2012, the Company raised approximately $47.7 million, net of issuance costs, in a public offering of 5,000,000 shares of its common stock.

On July 25, 2012, the Company’s Board of Directors approved the extension of the stock repurchase plan under the same terms and conditions that allowed the Company to repurchase up to $35.0 million of its common stock. The stock repurchase plan expired on February 26, 2013. During the year ended December 31, 2012, the Company did not repurchase any common stock.

On October 3, 2012, the Company raised approximately $33.2 million, net of issuance costs, in a public offering of 3,100,000 shares of its common stock.

At December 31, 2012, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

The Company has issued stock options for common stock subject to future issuance, of which 2,574,749 and 4,231,444 were outstanding at December 31, 2012 and 2011, respectively.

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

A summary of restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2012, 2011 and 2010 is as follows:

	2006 Plan	2004 Plan
Outstanding at December 31, 2009	21,668	530,475
Granted	—	491,500
Cancelled	—	(3,872)

Outstanding at December 31, 2010	21,668	1,018,103
Granted	10,000	296,600
Cancelled	—	(123,502)

Outstanding at December 31, 2011	31,668	1,191,201
Granted	5,000	686,859
Cancelled	—	(59,019)

Outstanding at December 31, 2012	36,668	1,819,041

A summary of common stock options activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2012, 2011 and 2010 is as follows:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at January 1, 2010	4,924,405	$10.72
Granted	575,250	$10.16
Exercised	(520,666)	$4.91
Cancelled/Forfeited	(249,140)	$10.14

Shares Outstanding at December 31, 2010	4,729,849	$11.33
Granted	599,860	$10.59
Exercised	(178,101)	$4.93
Cancelled/Forfeited	(938,004)	$11.73

Shares Outstanding at December 31, 2011	4,213,604	$11.40
Granted	189,000	$10.71
Exercised	(564,196)	$5.56
Cancelled/Forfeited	(1,263,659)	$12.70

Shares Outstanding at December 31, 2012	2,574,749	$12.00

Shares Expected to Vest at December 31, 2012	424,676	$12.00

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2012, options for approximately 2.2 million shares were exercisable at a weighted average exercise price of approximately $12.31 per share with weighted average of remaining contractual term of 2.06 years. The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the years ended December 31, 2012, 2011 and 2010 was approximately $326,000, $1.3 million and $1.0 million, respectively. During the years ended December 31, 2012, 2011 and 2010, approximately $416,000, $557,000, and $719,000 of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2012, there was $640,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.07 years. The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Expected Volatility	46.39%	46.39%	46.39%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	0.49%-1.07%	0.68%-2.15%	0.89%-2.51%

The following table summarizes stock options outstanding and exercisable at December 31, 2012;

(Dollars in thousands, except exercise price)	Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21-$8.49	46,248	4.25	$255,836	$5.60	46,248	4.25	$255,836	$5.60
$8.67-$13.40	1,889,501	3.28	600,811	$11.46	1,464,825	2.41	293,179	$11.76
$13.87-$15.00	668,500	1.06	—	$14.02	668,500	1.06	—	$14.02

$4.21-$15.00	2,604,249	2.73	$856,647	$12.01	2,179,573	2.03	$549,015	$12.32

In 2012, 2011 and 2010, the Company granted approximately 691,859 and 306,600 and 491,500 shares, respectively, of restricted stock pursuant to the Plans. Each restricted stock award granted in 2012, 2011 and 2010 is subject to lapse as to 25% of the award one year after the date of grant and ratably over the succeeding 36 months subject to a four year forfeiture schedule. Share based compensation cost will be recognized ratably over the four year vesting period. No restricted stock was granted pursuant to the 2004 Plan prior to 2009.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the years ended December 31, 2012, 2011 and 2010 was approximately $7.5 million, $3.4 million and $5.1 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company expensed approximately $3.9 million, $2.6 million and $2.0 million of compensation expense related to restricted stock, respectively. As of December 31, 2012, there was approximately $8.2 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.68 years.

The following table summarizes the activities for our unvested restricted stock for the years ended December 31, 2012, 2011 and 2010:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at January 1, 2010	487,527	$7.06
Granted	491,500	$10.39
Vested	(196,491)	$6.67
Forfeited	(3,872)	$5.05
Unvested at December 31, 2010	778,664	$9.27
Granted	306,600	$11.14
Vested	(340,253)	$9.38
Forfeited	(123,502)	$9.63
Unvested at December 31, 2011	621,509	$10.06
Granted	691,859	$10.83
Vested	(354,560)	$9.88
Forfeited	(59,019)	$9.95
Unvested at December 31, 2012	899,789	$10.73

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

8. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator
Net increase in net assets resulting from operations	$46,759	$46,936	$4,982
Less: Dividends declared-common and restricted shares	(47,983)	(38,492)	(28,816)

Undistributed earnings	(1,224)	8,444	(23,834)

Undistributed earnings-common shares	(1,224)	8,444	(23,834)
Add: Dividend declared-common shares	46,967	37,826	28,228

Numerator for basic and diluted change in net assets per common share	$45,743	$46,270	$4,394

Denominator
Basic weighted average common shares outstanding	49,068	42,988	36,156
Common shares issuable	88	311	714

Weighted average common shares outstanding assuming dilution	49,156	43,299	36,870

Change in net assets per common share
Basic	$0.93	$1.08	$0.12
Diluted	$0.93	$1.07	$0.12

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2012, 2011 and 2010, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 2,574,749, 2,583,707 and 5,168,022; shares, respectively.

9. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at December 31, 2012 totaled approximately $61.9 million. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $70.0 million of non-binding term sheets outstanding at December 31, 2012. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through December 2020. Total rent expense amounted to approximately $1.2 million, $1.1 million and $1.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Future commitments under the credit facility and operating leases were as follows at December 31, 2012:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$596,100	$—	$129,300	$71,436	$395,364
Operating Lease Obligations(5)	8,819	1,245	2,881	3,044	1,649

Total	$604,919	$1,245	$132,181	$74,480	$397,013

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.

(3)	Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $129.3 million in aggregate principal amount of the Asset-Backed Notes and $71.4 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.6 million at December 31, 2012.
(5)	Long-term facility leases.

The Company may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on the Company in connection with the activities of its portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, the Company does not expect any current matters will materially affect the Company’s financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on the Company’s financial condition or results of operations in any future reporting period.

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

For years ended December 31, 2012 and 2011, the Company’s ten largest portfolio companies represented approximately 35.2% and 37.9% of the total fair value of the Company’s investments in portfolio companies, respectively. At December 31, 2012 and 2011, the Company had eight and seven investments, respectively, that represented 5% or more of the Company’s net assets. At December 31, 2012, the Company had six equity investments representing approximately 70.9% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2011, the Company had seven equity investments which represented approximately 63.8% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

12. Financial Highlights

Following is a schedule of financial highlights for five years ended December 31, 2012.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Per share data:
Net asset value at beginning of period	$9.83	$9.50	$10.29
Net investment income(1)	0.98	0.92	0.81
Net realized gain (loss) on investments	0.06	0.06	(0.73)
Net unrealized appreciation (depreciation) on investments	(0.09)	0.11	0.06

Total from investment operations	0.95	1.09	0.14
Net increase/(decrease) in net assets from capital share transactions	(0.14)	0.07	(0.21)
Distributions	(0.98)	(0.90)	(0.80)
Stock-based compensation expense included in investment income(2)	0.09	0.07	0.08

Net asset value at end of period	$9.75	$9.83	$9.50

Ratios and supplemental data:
Per share market value at end of period	$11.13	$9.44	$10.36
Total return(3)	28.28%	-0.83%	7.70%
Shares outstanding at end of period.………………………	52,925	43,853	43,444
Weighted average number of common shares outstanding	49,068	42,988	36,156
Net assets at end of period	$515,968	$431,041	$412,531
Ratio of operating expense to average net assets	10.28%	9.61%	8.25%
Ratio of net investment income to average net assets	10.01%	9.45%	8.05%
Average debt outstanding	$360,857	$238,873	$142,410
Weighted average debt per common share	$7.35	$5.56	$3.94

(1)	For 2012, 2011 and 2010, net investment income per share is calculated as net investment income divided by the weighted average shares outstanding.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the period ended December 31, 2012, 2011 and 2010 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

13. Senior Securities

Information about our senior securities is shown in the following table for the periods as of December 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006, 2005 and 2004.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Bridge Loan Credit Facility with Alcmene Funding L.L.C.
December 31, 2004	—	—	N/A
December 31, 2005	$25,000,000	$2,505	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A
December 31, 2010	—	—	N/A
December 31, 2011	—	—	N/A
December 31, 2012	—	—	N/A
Securitized Credit Facility with Wells Fargo Capital Finance
December 31, 2004	—	—	N/A
December 31, 2005	$51,000,000	$2,505	N/A
December 31, 2006	$41,000,000	$7,230	N/A
December 31, 2007	$79,200,000	$6,755	N/A
December 31, 2008	$89,582,000	$6,689	N/A
December 31, 2009(6)	—	—	N/A
December 31, 2010(6)	—	—	N/A
December 31, 2011	$10,186,830	73,369	N/A
December 31, 2012	—	—	N/A
Securitized Credit Facility with Union Bank, NA
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009(6)	—	—	N/A
December 31, 2010(6)	—	—	N/A
December 31, 2011(6)	—	—	N/A
December 31, 2012	—	—	N/A
Small Business Administration Debentures (HT II)(4)
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	$55,050,000	$9,718	N/A
December 31, 2008	$127,200,000	$4,711	N/A
December 31, 2009	$130,600,000	$3,806	N/A
December 31, 2010	$150,000,000	$3,942	N/A
December 31, 2011	$125,000,000	$5,979	N/A
December 31, 2012	$76,000,000	$14,786	N/A
Small Business Administration Debentures (HT III)(5)
December 31, 2004	—	—	N/A
December 31, 2005	—	—	N/A
December 31, 2006	—	—	N/A
December 31, 2007	—	—	N/A
December 31, 2008	—	—	N/A
December 31, 2009	—	—	N/A
December 31, 2010	$20,000,000	$29,564	N/A
December 31, 2011	$100,000,000	$7,474	N/A
December 31, 2012	$149,000,000	$7,542	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit(2)	Average Market Value per Unit(3)
Senior Convertible Notes
December 31, 2011	$70,352,983	$10,623	$885
December 31, 2012	$71,435,783	$15,731	$1,038
April 2019 Notes Payable
December 31, 2012	$84,489,500	$13,300	$986
September 2019 Notes Payable
December 31, 2012	$85,875,000	$13,086	$1,003
Asset-Backed Notes
December 31, 2012	$129,300,000	$8,691	$1,000

(1)	Total amount of each class of senior securities outstanding at the end of the period presented, rounded to nearest thousand.
(2)	The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the Asset Coverage per Unit.
(3)	Not applicable because senior securities are not registered for public trading.
(4)	Issued by HT II, one of our SBIC subsidiaries, to the SBA. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act.
(5)	Issued by HT III, one of our SBIC subsidiaries, to the SBA. These categories of senior securities were not subject to the asset coverage requirements of the 1940 Act.
(6)	The Company’s Wells Facility and Union Bank Facility had no borrowings outstanding during the periods noted above.

14. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2012. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Total investment income	$22,367	$23,858	$23,901	$27,395
Net investment income before provision for income taxes and investment gains and losses	11,375	12,310	11,351	13,071
Net increase (decrease) in net assets resulting from operations	17,105	48	4,745	24,861
Change in net assets per common share (basic)	0.36	—	0.09	0.47

	Quarter Ended
	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Total investment income	$19,152	$20,820	$18,684	$21,200
Net investment income before provision for income taxes and investment gains and losses	9,804	10,360	8,593	10,831
Net increase (decrease) in net assets resulting from operations	(1,177)	24,317	6,223	17,574
Change in net assets per common share (basic)	0.23	0.56	0.14	0.25

15. Subsequent Events

Dividend Declaration

On February 26, 2013 the Board of Directors increased the quarterly dividend by $0.01, or approximately 4.02%, and declared a cash dividend of $0.25 per share to be paid on March 19, 2013 to shareholders of record as of March 11, 2013. This dividend will represent the Company’s thirtieth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $7.89 per share.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Pricewaterhousecoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting in 2012

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

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.htgc.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Compensation of Executive Officers and Directors” in our 2013 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers and Directors” in our 2013 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our 2013 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in our 2013 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Hercules Technology Growth Capital, Inc. (the “Company” or the “Registrant”) are filed herewith:

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates	184

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2012

(in thousands)

Portfolio Company	Investment(1)	Amount of Interest Credited to Income(2)	As of December 31, 2011 Fair Value	Gross Additions(3)	Gross Reductions(4)	As of December 31, 2012 Fair Value
Affiliate Investments
E-band Communications, Inc.	Senior Debt	$4	$—	$356	$(356)	$—
	Preferred Stock	—	—	374	(374)	—
Gelesis	Senior Debt	712	3,254	—	(3,254)	—
	Preferred Stock	—	1,147	423	—	1,570
	Preferred Warrants	—	106	—	(11)	95
Optiscan	Senior Debt	1,649	11,147	—	(1,657)	9,490
	Preferred Stock	—	2,468	—	(1,903)	565
	Preferred Warrants	—	872	—	(720)	152

Total Control and Affliate Investments		$2,365	$18,994	$1,153	$(8,275)	$11,872

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2012.
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increase in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increase in unrealized depreciation or net decreases in unrealized appreciation.

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

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(8)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Amended and Restated Bylaws.(8)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.(1)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(j)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(l)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(m)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated as of March 6, 2006.(12)

Exhibit Number	Description

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc., dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of August 1, 2005.(2)

10(g)	Indenture between Hercules Funding Trust I & U.S. Bank National Association, dated as of August 1, 2005.(2)

10(h)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(2)

10(i)	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2011 Amendment and Restatement).(10)

10(j)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(11)

10(k)	Form of Custody Agreement between the Company and Union Bank of California.(8)

10(l)	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.(19)

10(m)	Subscription Agreement by and among the Company and the subscribers named therein, dated as of March 2, 2006.(17)

10(n)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(o)	Form of No statutory Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(p)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(8)

10(q)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(r)	Subscription Agreement, dated as of February 2, 2004, between the Company and the subscribers named therein.(8)

10(s)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(4)

10(t)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of July 28, 2006.(5)

10(u)	Second Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of December 6, 2006.(6)

10(v)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 30, 2007.(13)

10(w)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 2, 2007.(14)

10(x)	Fourth Amendment to the Warrant Participation Agreement by and among Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of May 2, 2007.(15)

10(y)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 2, 2007.(15)

Exhibit Number	Description

10(z)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 7, 2008.(16)

10(aa)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 7, 2008.(16)

10(bb)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(cc)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(dd)	Form of SBA Debenture.(19)

10(ee)	First Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Foothill, LLC, dated as of April 30, 2009.(20)

10(ff)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of February 10, 2010.(21)

10(gg)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(hh)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated as of November 2, 2011.(25)

10(ii)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011. (24)

10(jj)	First Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of March 30, 2012.(32)

10(kk)	Third Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 1, 2012.(33)

10(ll)	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012.(34)

10(mm)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 17, 2012.(34)

10(nn)	First Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006. (12)

10(oo)	Intercreditor Agreement among Hercules Technology Growth Capital, Inc., Alcmene Funding, L.L.C. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(pp)	Warrant Participation Agreement between the Company and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(35)

10(qq)	Indenture by and between Hercules Capital Funding Trust 2012-1 and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(rr)	Amended and Restated Trust Agreement by and between Hercules Capital Funding 2012-1 LLC and Wilmington Trust, National Association, dated as of December 19, 2012.(36)

Exhibit Number	Description

10(ss)	Sale and Servicing Agreement by and Among Hercules Capital Funding 2012-1 LLC, Hercules Capital Funding Trust 2012-1 LLC, Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(tt)	Sale and Contribution Agreement by and between Hercules Technology Growth Capital, Inc. and Hercules Capital Funding 2012-1 LLC, dated as of December 19, 2012. (36)

10(uu)	Note Purchase Agreement among the Hercules Technology Growth Capital, Inc., Hercules Capital Funding 2012-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2012-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, dated as of December 12, 2012. (36)

10(vv)	Administration Agreement between Hercules Capital Funding Trust 2012-1LLC, Hercules Technology Growth Capital, Inc, Wilmington Trust, National Association, and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(ww)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank N.A., dated as of December 19, 2012.(36)

14	Code of Ethics.(8)

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31(a)*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31(b)*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32(a)*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32(b)*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 2, 2006.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 13, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 28, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of a Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on June 22, 2007 and the Definitive Proxy Statement of the Company, as filed on April 29, 2011.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 5, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403 ), to the Registration Statement on Form N-2 of the Company.

(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 11, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 17, 2012.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: February 28, 2013	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 28, 2013.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 28, 2013

/S/ JESSICA BARON Jessica Baron	Vice President Finance and Chief Financial Officer (principal accounting officer)	February 28, 2013

/S/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	February 28, 2013

/S/ JOSEPH W. CHOW Joseph W. Chow	Director	February 28, 2013

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	February 28, 2013

EXHIBIT INDEX

Exhibit Number	Descriptions
21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002†