Form 10-Q
period 2013-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2013-05-02
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

On April 30, 2013, there were 61,554,003 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
Assets
Investments:
Non-control/Non-affiliate investments (cost of $957,508 and $896,031, respectively)	$953,788	$894,428
Affiliate investments (cost of $20,196 and $18,307, respectively)	14,196	11,872

Total investments, at fair value (cost of $977,704 and $914,338, respectively)	967,984	906,300
Cash and cash equivalents	206,928	182,994
Restricted Cash	810	—
Interest receivable	9,674	9,635
Other assets	25,790	24,714

Total assets	$1,211,186	$1,123,643

Liabilities
Accounts payable and accrued liabilities	$8,456	$11,575
Long-term Liabilities (Convertible Senior Note)	71,707	71,436
Asset-Backed Notes	120,051	129,300
2019 Notes	170,364	170,364
Long-term SBA Debentures	225,000	225,000

Total liabilities	$595,578	$607,675
Commitments and Contingencies (Note 9)
Net assets consist of:
Common stock, par value	62	53
Capital in excess of par value	660,833	564,508
Unrealized depreciation on investments	(8,281)	(7,947)
Accumulated realized losses on investments	(34,925)	(36,916)
Distributions in excess of investment income	(2,081)	(3,730)

Total net assets	$615,608	$515,968

Total liabilities and net assets	$1,211,186	$1,123,643

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	61,554	52,925
Net asset value per share	$10.00	$9.75

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated variable interest entity (“VIE”). The assets of the VIE can only be used to settle obligations of the consolidated VIE, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

(Unaudited, in thousands)	March 31, 2013	December 31, 2012
ASSETS
Restricted Cash	$810	$—
Total investments, at fair value (cost of $219,853 and $0, respectively)	218,142	226,997

Total assets	$218,952	$226,997

LIABILITIES
Asset-Backed Notes	$120,051	$129,300

Total liabilities	$120,051	$129,300

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest Income
Non-control/Non-affiliate investments	$28,319	$20,281
Affiliate investments	610	6
Control investments	—	13

Total interest income	28,929	20,300

Fees
Non-control/Non-affiliate investments	2,028	2,067

Total fees	2,028	2,067

Total investment income	30,957	22,367

Operating expenses:
Interest	7,631	3,896
Loan fees	1,079	1,076
General and administrative	2,252	1,817
Employee Compensation:
Compensation and benefits	3,798	3,395
Stock-based compensation	1,165	808

Total employee compensation	4,963	4,203

Total operating expenses	15,925	10,992

Net investment income	15,032	11,375
Net realized (losses) gains on investments
Non-control/Non-affiliate investments	1,991	2,877

Total net realized (loss) gain on investments	1,991	2,877
Net unrealized (depreciation) appreciation on investments
Non-control/Non-affiliate investments	(768)	1,751
Affiliate investments	434	1,076
Control investments	—	26

Total net unrealized (depreciation) appreciation on investments	(334)	2,853

Total net realized (unrealized) gain	1,657	5,730
Net increase in net assets resulting from operations	$16,689	$17,105
Net investment income before investment gains and losses per common share:
Basic	$0.27	$0.24
Change in net assets per common share:
Basic	$0.30	$0.36
Diluted	$0.30	$0.36
Weighted average shares outstanding
Basic	53,682	47,018
Diluted	53,823	47,210

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

Net increase in net assets resulting from operations	—	—	—	2,853	2,877	11,375	—	17,105
Issuance of common stock	5,425	5	49,773	—	—	—	—	49,778
Issuance of common stock under restricted stock plan	620	1	—	—	—	—	—	1
Issuance of common stock as stock dividend	62	—	670	—	—	—	—	670
Retired shares from net issuance	(239)	—	(2,562)	—	—	—	—	(2,562)
Dividends declared	—	—	—	—	—	(11,412)	—	(11,412)
Stock-based compensation	—	—	826	—	—	—	—	826

Balance at March 31, 2012	49,721	$50	$532,951	$(578)	$(40,165)	$(6,469)	$(342)	$485,447

Balance at December 31, 2012	52,925	$53	$564,509	$(7,947)	$(36,916)	$(3,389)	$(342)	$515,968

Net increase in net assets resulting from operations	—	—	—	(334)	1,991	15,032	—	16,689
Issuance of common stock	80	—	910	—	—	—	—	910
Issuance of common stock under restricted stock plan	531	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	40	—	488	—	—	—	—	488
Retired shares from net issuance	(72)	—	(1,808)	—	—	—	—	(1,808)
Public Offering	8,050	8	95,550	—	—	—	—	95,558
Dividends declared	—	—	—	—	—	(13,382)	—	(13,382)
Stock-based compensation	—	—	1,185	—	—	—	—	1,185

Balance at March 31, 2013	61,554	$62	$660,833	$(8,281)	$(34,925)	$(1,739)	$(342)	$615,608

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$16,689	$17,105
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(139,095)	(64,961)
Principal payments received on investments	75,987	35,533
Proceeds from sale of investments	5,212	8,726
Net unrealized (appreciation) / depreciation on investments	334	(2,853)
Net realized (gain) / loss on investments	(1,991)	(2,877)
Accretion of paid-in-kind principal	(555)	(280)
Accretion of loan discounts	(1,455)	(916)
Accretion of loan discount on Convertible Senior Notes	271	271
Accretion of loan exit fees	(1,819)	(2,685)
Change in deferred loan origination revenue	313	(198)
Unearned fees related to unfunded commitments	(856)	(2,360)
Amortization of debt fees and issuance costs	938	913
Depreciation	68	71
Stock-based compensation and amortization of restricted stock grants	1,185	826
Change in operating assets and liabilities:
Interest and fees receivable	(41)	(143)
Prepaid expenses and other assets	33	(75)
Accounts payable	(250)	(51)
Accrued liabilities	(2,682)	(3,733)

Net cash used in operating activities	(47,714)	(17,687)
Cash flows from investing activities:
Purchases of capital equipment	(24)	(12)
Investment in restricted cash	(810)	—
Other long-term assets	(30)	—

Net cash used in investing activities	(864)	(12)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	94,660	47,218
Dividends paid	(12,894)	(10,742)
Repayments of credit facilities	(9,254)	(34,818)

Net cash provided by financing activities	72,512	1,658

Net increase / (decrease) in cash	23,934	(16,041)
Cash and cash equivalents at beginning of year	182,994	64,474

Cash and cash equivalents at end of year	$206,928	$48,433

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maturity: Upon Liquidation
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt(9)
		Matures upon liquidation Interest rate Fixed 10.00%	$45	$45	$45
		Senior Debt(9)
		Matures upon liquidation Interest rate Fixed 10.00%	$36	31	31
		Senior Debt(9)
		Matures upon liquidation No initial interest rate	$28	28	28

Total Paratek Pharmaceuticals, Inc.				104	104
Maturity: Under 1 Year Maturity
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Senior Debt
		Matures November 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$3,007	3,714	3,675
Maturity: 1-5 Years Maturity
ADMA Biologics, Inc.	Drug Discovery & Development	Senior Debt
		Matures April 2016 Interest rate Prime + 2.75% or Floor rate of 8.50%	$5,000	4,844	4,844
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 7.30% or Floor rate of 10.55%	$18,199	18,574	18,574
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 7.15% or Floor rate of 11.90%	$26,500	26,500	27,030
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Senior Debt
		Matures October 2016 Interest rate Prime + 9.00% or Floor rate of 12.25%	$10,000	9,670	9,670
Cempra, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures December 2015 Interest rate Prime + 6.30% or Floor rate of 9.55%	$10,000	9,898	9,815
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt(4)
		Matures October 2015 Interest rate Prime + 3.25% or Floor rate of 8.50%	$20,000	19,687	18,946
Coronado BioSciences, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures March 2016 Interest rate Prime + 6.00% or Floor rate of 9.25%	$15,000	14,838	14,430
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt
		Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%	$8,168	8,039	7,921
Insmed, Inc.	Drug Discovery & Development	Senior Debt(11)
		Matures January 2016 Interest rate Prime + 4.75% or Floor rate of 9.25%	$20,000	19,438	19,498
Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt
		Matures May 2016 Interest rate Prime + 5.30% or Floor rate of 10.55%	$40,000	39,840	39,840

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Neuralstem, Inc.(3)	Drug Discovery & Development	Senior Debt
		Matures June 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$8,000	$7,654	$7,654
NeurogesX, Inc.(3)	Drug Discovery & Development	Senior Debt
		Matures February 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%	$4,041	4,429	4,397

Total Debt Drug Discovery & Development (30.28%)*				187,229	186,398

Maturity: Under 1 Year Maturity
PeerApp, Inc.	Communications & Networking	Senior Debt(4)
		Matures April 2013 Interest rate Prime + 7.50% or Floor rate of 11.50%	$159	248	248
Maturity: 1-5 Years Maturity
Bridgewave Communications	Communications & Networking	Senior Debt
		Matures March 2016 Interest rate Fixed 8.00%	$7,500	7,163	4,369
OpenPeak, Inc.	Communications & Networking	Senior Debt(11)
		Matures July 2015 Interest rate Prime + 8.75% or Floor rate of 12.00%	$14,129	14,330	14,472
UPH Holdings, Inc.(8)	Communications & Networking	Senior Debt
		Matures April 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$6,600	6,489	3,478
		Senior Debt
		Matures September 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$338	333	178
		Senior Debt
		Matures January 2017 Interest rate Libor + 11.00% or Floor rate of 13.50%	$3,594	3,594	1,894

Total UPH Holdings, Inc.				10,416	5,550

Total Debt Communications & Networking (4.00%)*				32,157	24,639

Maturity: 1-5 Years Maturity
Clustrix, Inc.	Electronics & Computer Hardware	Senior Debt
		Matures December 2015 Interest rate Prime + 6.50% or Floor rate of 9.75%	$696	669	678
Identive Group, Inc.	Electronics & Computer Hardware	Senior Debt
		Matures November 2015 Interest rate Prime + 7.75% or Floor rate 11.00%	$7,500	7,562	7,562
OCZ Technology Group, Inc.(3)	Electronics & Computer Hardware	Senior Debt
		Matures April 2016 Interest rate Prime + 8.75% or Floor rate of 12.50%, PIK Interest 3.00%	$10,000	9,473	9,473

Total Debt Electronics & Computer Hardware (2.88%)				17,704	17,713

Maturity: Upon Liquidation
Tada Innovations, Inc.	Software	Senior Debt(9)
		Matures upon liquidation Interest rate Fixed 8.00%	$100	100	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maturity: 1-5 Years Maturity
Box, Inc.	Software	Senior Debt(4)
		Matures March 2016 Interest rate Prime + 3.75% or Floor rate of 7.50%	$10,000	$9,947	$9,513
		Senior Debt(4)
		Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$866	930	919
		Senior Debt(11)
		Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%	$20,000	20,211	19,574

Total Box, Inc.				31,088	30,006
Clickfox, Inc.	Software	Senior Debt
		Matures November 2015 Interest rate Prime + 8.25% or Floor rate of 11.50%	$7,788	7,209	7,443
EndPlay,Inc.	Software	Senior Debt
		Matures August 2015 Interest rate Prime + 7.35% or Floor rate 10.6%	$2,000	1,945	1,945
Hillcrest Laboratories, Inc	Software	Senior Debt
		Matures July 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%	$3,764	3,701	3,664
JackBe Corporation	Software	Senior Debt
		Matures January 2016 Interest rate Prime + 7.25% or Floor rate of 10.50%	$3,000	2,922	2,929
Kxen, Inc.	Software	Senior Debt(4)
		Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$2,078	2,126	1,980
Neos Geosolutions, Inc.	Software	Senior Debt
		Matures May 2016 Interest rate Prime + 5.75% or Floor rate of 9.50%	$4,000	3,955	3,955

Total Debt Software (8.44%)*				53,046	51,922

Maturity: Under 1 Year Maturity
Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt
		Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$6,933	7,285	7,285
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt(9)
		Matures March 2014 Interest rate Fixed 8.00%	$1,888	1,888	2,767

Total Debt Specialty Pharmaceuticals (1.63%)*				9,173	10,052

Maturity: 1-5 Years Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Debt
		Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%	$1,653	1,618	1,602

Total Debt Semiconductors (0.26%)*				1,618	1,602

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maturity: Under 1 Year Maturity
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt(11)
		Matures October 2013 Interest rate Prime + 6.50% or Floor rate of 10.75%	$3,594	$3,994	$3,994
Maturity: 1-5 Years Maturity
AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$14,452	14,402	14,108
BIND Therapeutics, Inc.	Drug Delivery	Senior Debt
		Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%	$2,838	2,875	2,926
Intelliject, Inc.	Drug Delivery	Senior Debt(11)
		Matures June 2016 Interest rate Prime + 5.75% or Floor rate of 11.00%	$15,000	14,705	15,155
Nupathe, Inc.(3)	Drug Delivery	Senior Debt
		Matures May 2016 Interest rate Prime - 3.25% or Floor rate of 9.85%	$8,500	8,220	8,220
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt
		Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$16,594	16,582	16,379

Total Debt Drug Delivery (9.87%)*				60,778	60,782

Maturity: Under 1 Year Maturity
Loku, Inc.	Internet Consumer & Business Services	Senior Debt(9)
		Matures June 2013 Interest rate Fixed 6.00%	$100	100	100
Tectura Corporation	Internet Consumer & Business Services	Revolving Line of Credit
		Matures July 2013 Interest rate LIBOR + 8.00% or Floor rate of 11.00%	$16,340	18,033	17,663
		Senior Debt
		Matures April 2013 Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	553	553
		Senior Debt
		Matures July 2013 Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$1,000	1,000	1,000

Total Tectura Corporation				19,586	19,216
Maturity: 1-5 Years Maturity
Ahhha, Inc.(8)	Internet Consumer & Business Services	Senior Debt
		Matures January 2015 Interest rate Fixed 12.00%	$350	347	—
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%	$8,000	7,749	7,547
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Debt
		Matures March 2016 Interest rate Fixed 12.50%, PIK Interest 1.50%	$26,750	26,386	25,563

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Just.Me, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures June 2015 Interest rate Prime + 2.50% or Floor rate 5.75%	$750	$737	$689
		Senior Debt
		Matures June 2015 Interest rate Prime + 5.00% or Floor rate 8.25%	$750	732	709

Total Just.Me, Inc.				1,469	1,398
NetPlenish, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures April 2015 Interest rate Fixed 10.00%	$500	492	460
Reply! Inc.	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 6.875% or Floor rate of 10.125%	$11,749	11,638	11,525
		Senior Debt(11)
		Matures September 2015 Interest rate Prime + 7.25% or Floor rate of 11.00%	$2,000	1,957	2,005
		Senior Debt
		Matures February 2016 Interest rate Prime + 7.25% or Floor rate of 10.50%	$3,000	2,977	2,977

Total Reply! Inc.				16,572	16,507
Second Rotation, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures April 2016 Interest rate Prime + 7.00% or Floor rate of 10.25%, PIK interest 2.50%	$12,142	12,013	12,013
ShareThis, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures June 2016 Interest rate Prime + 7.50% or Floor rate of 10.75%	$15,000	14,349	14,349
Tectura Corporation	Internet Consumer & Business Services	Senior Debt
		Matures December 2014 Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,412	6,230
Trulia, Inc.(3)	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,934	4,794
		Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,933	4,640

Total Trulia, Inc.				9,867	9,434
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	7,740	7,680
		Senior Debt
		Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$9,903	9,864	9,580

Total Vaultlogix, Inc.				17,604	17,260

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Wavemarket, Inc.	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%	$10,000	$9,876	$9,458

Total Debt Internet Consumer & Business Services (22.67%)*				142,822	139,535

Maturity: Under 1 Year Maturity
InXpo, Inc.	Information Services	Senior Debt
		Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%	$2,550	2,432	2,316
Maturity: 1-5 Years Maturity
Cha Cha Search, Inc.	Information Services	Senior Debt
		Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$2,364	2,334	2,277
Eccentex Corporation	Information Services	Senior Debt(11)
		Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%	$966	949	449
Jab Wireless, Inc.	Information Services	Senior Debt
		Matures November 2017 Interest rate Prime + 6.75% or Floor rate of 8.00%	$30,000	29,861	29,850
RichRelevance, Inc.	Information Services	Senior Debt
		Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$3,778	3,762	3,661
Womensforum.com, Inc.	Information Services	Senior Debt(11)
		Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$8,000	7,853	7,853
		Senior Debt(11)
		Matures October 2016 Interest rate LIBOR + 7.50% or Floor rate of 10.25%	$4,500	4,451	4,451

Total Womensforum.com, Inc.				12,304	12,304

Total Debt Information Services (8.26%)*				51,642	50,857

Maturity: Upon Liquidation
Novasys Medical, Inc.	Medical Device & Equipment	Senior Debt(9)
		Matures upon liquidation Interest rate Fixed 8.00%	$65	65	65
Maturity: Under 1 Year Maturity
Gynesonics, Inc.	Medical Device & Equipment	Senior Debt
		Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$3,073	3,178	3,178
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Senior Debt
		Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$8,260	9,101	9,265
Oraya Therapeutics, Inc.	Medical Device & Equipment	Senior Debt(9)
		Matures December 2013 Interest rate Fixed 7.00%	$500	500	500

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maturity: 1-5 Years Maturity
Lanx, Inc.	Medical Device & Equipment	Senior Debt
		Matures October 2016 Interest rate Prime + 8.00% or Floor rate of 11.75%	$15,000	$14,651	$15,101
		Revolving Line of Credit
		Matures October 2015 Interest rate Prime + 6.75% or Floor rate of 10.50%	$5,500	5,313	5,276

Total Lanx, Inc.				19,964	20,377
Medrobotics Corporation	Medical Device & Equipment	Senior Debt
		Matures March 2016 Interest rate Prime + 7.85% or Floor rate of 11.10%	$5,000	4,766	4,766
MELA Sciences, Inc.	Medical Device & Equipment	Senior Debt
		Matures November 2016 Interest rate Prime + 7.20% or Floor rate of 10.45%	$6,000	5,919	5,919
NinePoint Medical, Inc.	Medical Device & Equipment	Senior Debt
		Matures January 2016 Interest rate Prime + 5.85% or Floor rate of 9.10%	$7,000	6,805	6,805
Oraya Therapeutics, Inc.	Medical Device & Equipment	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 10.25%	$9,711	9,542	9,678
United Orthopedic Group, Inc.	Medical Device & Equipment	Senior Debt
		Matures July 2016 Interest rate Prime + 8.60% or Floor rate of 11.85%	$25,000	24,215	24,215
SonaCare Medical, LLC	Medical Device & Equipment	Senior Debt(11)
		Matures April 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$6,000	5,919	5,855

Total Debt Medical Device & Equipment (14.72%)*				89,974	90,623

Maturity: 1-5 Years Maturity
Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt
		Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$5,086	5,086	5,147
Tethys Bioscience Inc.	Diagnostic	Senior Debt(11)
		Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%	$10,000	10,057	9,614

Total Debt Diagnostic (2.40%)*				15,143	14,761

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maturity: Under 1 Year Maturity
Labcyte, Inc.	Biotechnology Tools	Senior Debt
		Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%	$315	$394	$394
Maturity: 1-5 Years Maturity
Labcyte, Inc.	Biotechnology Tools	Senior Debt(11)
		Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%	$5,000	4,932	4,980

Total Debt Biotechnology Tools (0.87%)*				5,326	5,374

Maturity: 1-5 Years Maturity
MedCall, LLC	Healthcare Services, Other	Senior Debt
		Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%	$4,778	4,727	4,606
		Senior Debt
		Matures January 2016 Interest rate LIBOR +8.00% or Floor rate of 10.00%	$3,931	3,873	3,801

Total MedCall, LLC				8,600	8,407
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt
		Matures January 2015 Interest rate LIBOR + 8.00% or Floor rate of 11.50%	$2,737	2,741	2,686
		Senior Debt
		Matures January 2015 Interest rate LIBOR + 11.00% or Floor rate of 14.00%, PIK interest 3.75%	$5,900	6,641	6,382

Total Pacific Child & Family Associates, LLC				9,382	9,068
ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt
		Matures February 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%	$14,067	13,893	13,941

Total Debt Health Services, Other (5.10%)*				31,875	31,416

Maturity: 1-5 Years Maturity
Entrigue Surgical, Inc.	Surgical Devices	Senior Debt
		Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$2,183	2,168	2,171
Transmedics, Inc.	Surgical Devices	Senior Debt(11)
		Matures November 2015 Interest rate Fixed 12.95%	$7,250	7,097	7,097

Total Debt Surgical Devices (1.51%)*				9,265	9,268

Maturity: 1-5 Years Maturity
Westwood One Communications	Media/Content/ Info	Senior Debt
		Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$19,614	18,253	17,890
Women’s Marketing, Inc.	Media/Content/ Info	Senior Debt
		Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$9,681	10,092	10,189
		Senior Debt(11)
		Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%	$15,612	15,389	15,175

Total Women’s Marketing, Inc.				25,481	25,364

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Zoom Media Corporation	Media/Content/ Info	Senior Debt
		Matures December 2015 Interest rate Prime + 7.25% or Floor rate of 10.50%, PIK interest 3.75%	$5,000	$4,738	$4,738
	Media/Content/ Info	Revolving Line of Credit
		Matures December 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$3,500	3,238	3,238

Total Zoom Media Corporation				7,976	7,976

Total Debt Media/Content/Info (8.32%)*				51,710	51,230

Maturity: Under 1 Year Maturity
BrightSource Energy, Inc.	Clean Tech	Senior Debt
		Matures January 2014 Interest rate Prime + 8.25% or Floor rate of 11.50%	$35,000	34,645	34,645
Solexel, Inc.	Clean Tech	Senior Debt
		Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$1,476	1,474	1,474
		Senior Debt
		Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$169	169	169

Total Solexel, Inc.				1,643	1,643
Maturity: 1-5 Years Maturity
Alphabet Energy, Inc.	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%	$1,772	1,679	1,679
American Supercondutor Corporation(3)	Clean Tech	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 7.25% or Floor rate of 11.00%	$8,077	8,139	8,344
Comverge, Inc.	Clean Tech	Senior Debt
		Matures November 2017 Interest rate LIBOR + 8.00% or Floor rate of 9.50%	$20,000	19,605	19,605
	Clean Tech	Senior Debt
		Matures November 2017 Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$14,000	13,754	13,754

Total Comverge, Inc.				33,359	33,359
Enphase Energy, Inc.(3)	Clean Tech	Senior Debt(11)
		Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.00%	$3,167	3,169	3,135
	Clean Tech	Senior Debt
		Matures August 2016 Interest rate Prime + 8.25% or Floor rate of 11.50%	$7,400	7,353	7,353

Total Enphase Energy, Inc.				10,522	10,488
Glori Energy, Inc.	Clean Tech	Senior Debt(11)
		Matures June 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$8,000	7,913	7,961
Integrated Photovoltaics, Inc.	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%	$2,305	2,239	2,237

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Polyera Corporation	Clean Tech	Senior Debt
		Matures June 2016 Interest rate Prime + 6.75% or Floor rate of 10.00%	$3,000	$2,971	$2,971
Redwood Systems, Inc.	Clean Tech	Senior Debt
		Matures February 2016 Interest rate Prime + 6.50% or Floor rate of 9.75%	$5,000	4,993	4,993
SCIenergy, Inc.	Clean Tech	Senior Debt(4)
		Matures September 2015 Interest rate Prime + 8.75% or Floor rate 12.00%	$5,296	5,194	5,353
Stion Corporation	Clean Tech	Senior Debt(4)
		Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$6,732	6,765	6,754
TAS Energy, Inc.	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 7.75% or Floor rate of 11.00%	$10,000	9,630	9,630
		Senior Debt
		Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$5,000	4,782	4,782

Total TAS Energy, Inc.				14,412	14,412

Total Debt Clean Tech (21.90%)*				134,474	134,839

Total Debt (143.11%)				$893,936	$881,011

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
ADMA Biologics, Inc.	Drug Discovery & Development	Common Stock Warrants		25,000	$129	$115
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		46,446	39	55
		Preferred Stock Warrants	Series B	110,270	35	45

Total Warrants Acceleron Pharmaceuticals, Inc.				156,716	74	100
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Common Stock Warrants		321,429	984	61
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		679,040	300	322
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		39,038	187	49
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Preferred Stock Warrants	Series D	325,261	490	500
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series C	400,000	367	133
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		73,009	142	292
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		50,000	28	15
		Preferred Stock Warrants	Series A	525,000	236	161
		Preferred Stock Warrants	Series B	660,000	311	202

Total Warrants Dicerna Pharmaceuticals, Inc.				1,235,000	575	378

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
EpiCept Corporation(3)	Drug Discovery & Development	Common Stock Warrants		325,204	$4	$—
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		22,408	231	—
Insmed, Incorporated(3)	Drug Discovery & Development	Common Stock Warrants		329,931	570	1,482
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		302,143	155	644
Neuralstem, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		608,695	295	291
NeurogesX, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		3,421,500	503	71
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series B	687,023	151	268

Total Warrants Drug Discovery & Development (0.76%)*					5,157	4,706

Bridgewave Communications	Communications & Networking	Preferred Stock Warrants	Series 5	2,942,618	753	—
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	117,958	102	184
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A	450,000	94	21
OpenPeak, Inc.	Communications & Networking	Preferred Stock Warrants	Series E	25,646	149	11
PeerApp, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	298,779	61	64
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A	135,000	94	384
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B	1,136,277	52	118
UPH Holdings, Inc.(8)	Communications & Networking	Common Stock Warrants		145,877	131	—
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	110,000	123	69
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	158,536	53	184
		Preferred Stock Warrants	Series D	72,727	65	80

Total Stoke, Inc.				231,263	118	264

Total Warrants Communications & Networking (0.18%)*					1,677	1,115

Atrenta, Inc.	Software	Preferred Stock Warrants	Series D	392,670	121	325
Box, Inc.	Software	Preferred Stock Warrants	Series C	271,070	117	2,380
		Preferred Stock Warrants	Series B	199,219	73	3,408
		Preferred Stock Warrants	Series D-1	62,255	193	319

Total Box, Inc.				532,544	383	6,107
Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A	168,750	188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B	522,823	108	186
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B	1,038,563	329	364
		Preferred Stock Warrants	Series C	592,019	730	234

Total Clickfox, Inc.				1,630,582	1,059	598
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants		718,860	1,434	77
Endplay, Inc.	Software	Preferred Stock Warrants	Series B	180,000	67	21
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D	399,687	99	348
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants	Series E	1,865,650	55	54
JackBe Corporation	Software	Preferred Stock Warrants	Series C	180,000	73	56
Kxen, Inc.	Software	Preferred Stock Warrants	Series D	184,614	47	7
Neos Geosolutions, Inc.	Software	Preferred Stock Warrants	Series 3	221,150	22	23
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B	41,266	117	—
SugarSync Inc.	Software	Preferred Stock Warrants	Series CC	332,726	78	168
		Preferred Stock Warrants	Series DD	107,526	34	41

Total SugarSync Inc.				440,252	112	209
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A	20,833	25	—
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2	124,295	54	3
WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A	100,000	238	55

Total Warrants Software (1.31%)*					4,202	8,069

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Clustrix, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series B	49,732	$12	$6
OCZ Technology Group, Inc.(3)	Electronics & Computer Hardware	Common Stock Warrants		688,073	619	648
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1	181,818	63	201

Total Warrant Electronics & Computer Hardware (0.14%)*					694	855

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D	502,273	309	4,237
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E	340,534	308	—

Total Warrants Specialty Pharmaceuticals (0.69%)*					617	4,237

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants		650,000	275	368
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	99,286	24	87
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	1,821,429	174	80
ShareThis, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series B	535,905	547	498
Wavemarket, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series E	1,083,333	106	62

Total Warrant Consumer & Business Products (0.18%)*					1,126	1,095

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D	360,000	160	105
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D	239,872	157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C	558,748	46	16
		Preferred Stock Warrants	Series D	1,954,762	582	316

Total iWatt, Inc.				2,513,510	628	332
Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B	319,352	92	30

Total Warrants Semiconductors (0.07%)*					1,037	437

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		274,508	356	564
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		37,639	645	2
BIND Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1	150,000	291	422
Intelliject, Inc.	Drug Delivery	Preferred Stock Warrants	Series B	82,500	594	965
NuPathe, Inc.(3)	Drug Delivery	Common Stock Warrants		106,631	139	166
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D	269,663	557	577
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		61,452	87	55

Total Warrant Drug Delivery (0.45%)*					2,669	2,751

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	439,336	323	318
		Preferred Stock Warrants	Series C	234,280	636	505

Total Blurb, Inc.				673,616	959	823
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		53,084	38	—
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants	Series A	102,299	20	29
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	200,000	43	—
Reply! Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	137,225	320	769
Second Rotation, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series D	151,827	165	202
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1	253,378	51	—

Total Warrants Internet Consumer & Business Services (0.30%)*					1,596	1,823

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B	19,962	$9	$—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F	48,232	58	7
Eccentex Corporation	Information Services	Preferred Stock Warrants	Series A	408,719	31	—
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B	190,234	230	611
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C	648,400	98	32
		Preferred Stock Warrants	Series C-1	582,015	48	43

Total InXpo, Inc.				1,230,415	146	75
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A	266,567	265	343
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D	112,749	98	39
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series A-2	111,311	96	62

Total Warrants Information Services (0.18%)*					933	1,137

EKOS Corporation	Medical Device & Equipment	Preferred Stock Warrants	Series C	4,448,135	327	—
Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	263,688	78	108
Lanx, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	1,203,369	441	755
Medrobotics Corporation	Medical Device & Equipment	Preferred Stock Warrants	Series D	424,008	343	404
NinePoint Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series A	350,000	170	204
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series D	580,447	131	—
		Common Stock Warrants		109,449	2	—

Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock Warrants	Series D	6,206,187	1,252	432
Oraya Therapeutics, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	716,948	676	266
		Common Stock Warrants		95,498	66	47

Total Oraya Therapeutics, Inc.				812,446	742	313
United Orthopedic Group, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series A	423,076	608	599
SonaCare Medical, LLC	Medical Device & Equipment	Preferred Stock Warrants	Series G	141,388	188	110

Total Warrants Medical Device & Equipment (0.47%)*					4,282	2,925

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants		333,333	244	318
Tethys Bioscience, Inc.	Diagnostic	Preferred Stock Warrants	Series E	617,683	147	117

Total Warrants Diagnostic (0.07%)*					391	435

Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series C	1,127,624	323	254
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B	204,545	45	202
		Preferred Stock Warrants	Series C	30,114	33	11

Total NuGEN Technologies, Inc.				234,659	78	213

Total Warrants Biotechnology Tools (0.08%)*					401	467

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	62,500	87	—
Transmedics, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	40,436	225	—
		Preferred Stock Warrants	Series D	175,000	100	227

Total Transmedics, Inc.				215,436	325	227
Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants	Series C	1,756,444	412	343

Total Warrants Surgical Devices (0.09%)*					824	570

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants	Series C	110,018	60	76
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants	Series D	407,457	482	—
Zoom Media Group, Inc.	Media/Content/ Info	Preferred Stock Warrants	n/a	1,204	348	337

Total Warrants Media/Content/Info (0.07%)*					890	413

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Alphabet Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A	86,328	$83	$141
American Supercondutor Corporation(3)	Clean Tech	Common Stock Warrants		139,275	244	123
BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D	174,999	779	156
Calera, Inc.	Clean Tech	Preferred Stock Warrants	Series C	44,529	513	—
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants	Series B	437,500	308	490
Enphase Energy, Inc.(3)	Clean Tech	Common Stock Warrants		37,500	102	55
Fulcrum Bioenergy, Inc.	Clean Tech	Preferred Stock Warrants	Series C-1	187,265	211	133
Glori Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series C	145,932	165	71
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D-1	393,212	548	—
Integrated Photovoltaics, Inc.	Clean Tech	Preferred Stock Warrants	Series A-1	390,000	82	108
Polyera Corporation	Clean Tech	Preferred Stock Warrants	Series C	161,575	69	70
Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants	Series C	3,200,000	211	227
Redwood Systems, Inc.	Clean Tech	Preferred Stock Warrants	Series C	331,250	3	—
SCIenergy, Inc.	Clean Tech	Preferred Stock Warrants	Series D	1,061,168	361	163
Solexel, Inc.	Clean Tech	Preferred Stock Warrants	Series B	245,682	1,161	9
Stion Corporation	Clean Tech	Preferred Stock Warrants	Series E	110,226	317	142
TAS Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A	37,406	299	272
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants	Series A	320,000	162	54

Total Warrants Clean Tech (0.36%)*					5,618	2,214

Total Warrants (5.40%)					$32,114	$33,249

Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		167,864	842	1,234
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B	502,684	502	454
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		546,448	2,000	3,333
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H	244,158	1,000	376
		Common Stock		47,471	5	5

Total Paratek Pharmaceuticals, Inc.				291,629	1,005	381

Total Equity Drug Discovery & Development (0.88%)*					5,849	5,402

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock	Series B	186,674	69	239
		Preferred Stock	Series B	600,601	243	227
		Preferred Stock	Series C	93,456	97	226
		Preferred Stock	Series E	43,488	61	63
		Preferred Stock	Series F	19,268	1,000	1,011

Total Acceleron Pharmaceuticals, Inc.				756,813	1,470	1,766
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock		20,000	9	—
Nupathe, Inc.	Drug Delivery	Common Stock		50,000	146	162
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock		41,570	500	199

Total Equity Drug Delivery (0.35%)*					2,125	2,127

Trulia, Inc.	Internet Consumer & Business Services	Common Stock		29,740	141	1,005
Philotic, Inc.	Internet Consumer & Business Services	Common Stock		8,121	93	—

Total Equity Internet Consumers & Business Services (0.16%)*					234	1,005

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock	Series B	564,972	2,000	—
		Preferred Stock	Series C	649,998	372	—
		Preferred Stock	Series D	847,544	508	—
		Preferred Stock	Series E	1,987,605	374	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Total E-band Communications, Corp.				4,050,119	$3,254	$—
Glowpoint, Inc.(3)	Communications & Networking	Common Stock		114,192	101	168
Neonova Holding Company	Communications & Networking	Preferred Stock	Series A	500,000	250	190
Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A	1,000,000	1,000	4,031
Stoke, Inc.	Communications & Networking	Preferred Stock	Series E	152,905	500	538

Total Equity Communications & Networking (0.80%)*					5,105	4,927

Atrenta, Inc.	Software	Preferred Stock	Series C	1,196,845	508	1,058
		Preferred Stock	Series D	635,513	986	1,622

Total Atrenta, Inc.				1,832,358	1,494	2,680
Box, Inc.	Software	Preferred Stock	Series C	390,625	500	5,172
		Preferred Stock	Series D	158,127	500	2,094
		Preferred Stock	Series D-1	124,511	1,000	1,648
		Preferred Stock	Series D-2	220,751	2,001	2,923
		Preferred Stock	Series E	38,183	500	505

Total Box, Inc.				932,197	4,501	12,342
Caplinked, Inc.	Software	Preferred Stock	Series A-3	53,614	52	73
Highroads, Inc.	Software	Preferred Stock	Series A-3	190,170	307	297

Total Equity Software (2.50%)*					6,354	15,392

Virident Systems	Electronics & Computer Hardware	Preferred Stock	Series D	6,546,217	5,000	5,001

Total Equity Electronics & Computer Hardware (0.81%)*					5,000	5,001

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E	166,419	750	—

Total Equity Specialty Pharmaceuticals (0.00%)*					750	—

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock	Series A	295,861	819	598
Facebook, Inc.(3)	Consumer & Business Products	Common Stock	Series B	307,500	9,558	7,517
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC interest	500,000	500	539
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B	187,970	500	682

Total Equity Consumer & Business Products (1.52%)*					11,377	9,336

iWatt, Inc.	Semiconductors	Preferred Stock	Series E	2,412,864	490	823

Total Equity Semiconductors (0.13%)*					490	823

Buzznet, Inc.	Information Services	Preferred Stock	Series C	263,158	250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock		500,000	603	—
Solutionary, Inc.	Information Services	Preferred Stock	Series A-1	189,495	17	158
		Preferred Stock	Series A-2	65,834	326	189

Total Solutionary, Inc.				255,329	343	347

Total Equity Information Services (0.06%)*					1,196	347

Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	674,208	—	493
			LLC Interest	674,208	425	691
			LLC Interest	675,676	500	596

Total Gelesis, Inc.				2,024,092	925	1,780

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

March 31, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Lanx, Inc.	Medical Device & Equipment	Preferred Stock	Series C	1,203,369	$1,000	$1,958
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock	Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock	Series B	6,185,567	3,000	476
		Preferred Stock	Series C-2	1,927,309	655	156
		Preferred Stock	Series D	20,251,220	1,932	1,978

Total Optiscan Biomedical, Corp.				28,364,096	5,587	2,610

Total Equity Medical Device & Equipment (1.03%)*					8,512	6,348

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C	189,394	500	756

Total Equity Biotechnology Tools (0.12%)*					500	756

Transmedics, Inc.	Surgical Devices	Preferred Stock	Series B	88,961	1,100	53
		Preferred Stock	Series C	119,999	300	131
		Preferred Stock	Series D	260,000	650	720

Total Transmedics, Inc.				468,960	2,050	904
Gynesonics, Inc.	Surgical Devices	Preferred Stock	Series B	219,298	250	62
		Preferred Stock	Series C	656,512	282	117
		Preferred Stock	Series C	1,621,553	580	605

Total Gynesonics, Inc.				875,810	1,112	784

Total Equity Surgical Devices (0.28%)*					3,162	1,688

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock	Series D	145,590	1,000	572

Total Equity Media/Content/Info (0.09%)*					1,000	572

Total Equity (8.73%)					$51,654	$53,724

Total Investments (157.24%)					$977,704	$967,984

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $39,533 million, $48,528 million and $8,995 million respectively. The tax cost of investments is $978,533 million
(3)	Except for warrants in nineteen publicly traded companies and common stock in eight publicly traded companies, all investments are restricted at March 31, 2013 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as a company in which HTGC owns as least 5% but not more than 25% of the voting securities of the Company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as a company in which HTGC owners as least 25% but not more than 50% of the voting securities of the Company.
(8)	Debt is on non-accrual status at March 31, 2013, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 4).

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 7.30% or Floor rate of 10.55%	$20,532	$20,745	$21,007
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 7.15% or Floor rate of 11.90%	$26,500	26,500	27,030
Cempra, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures December 2015 Interest rate Prime + 6.30% or Floor rate of 9.55%	$10,000	9,862	9,902
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Senior Debt
		Matures November 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$4,111	4,718	4,759
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Debt
		Matures October 2015 Interest rate Prime + 3.25% or Floor rate of 8.50%	$20,000	19,633	18,983
Coronado BioSciences, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures March 2016 Interest rate Prime + 6.00% or Floor rate of 9.25%	$15,000	14,761	14,761
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt
		Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%	$9,166	8,996	8,929
Insmed, Inc.	Drug Discovery & Development	Senior Debt(11)
		Matures January 2016 Interest rate Prime + 4.75% or Floor rate of 9.25%	$20,000	19,305	19,674
Merrimack Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt
		Matures May 2016 Interest rate Prime + 5.30% or Floor rate of 10.55%	$40,000	39,670	39,670
NeurogesX, Inc.(3)	Drug Discovery & Development	Senior Debt
		Matures February 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%	$13,662	13,645	13,884
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt(9)
		Matures upon liquidation Interest rate Fixed 10.00%	$45	45	45
		Senior Debt(9)
		Matures upon liquidation Interest rate Fixed 10.00%	$36	31	31

Total Paratek Pharmaceuticals, Inc.				76	76

Total Debt Drug Discovery & Development (34.63%)*				177,911	178,675

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Bridgewave Communications	Communications & Networking	Senior Debt
		Matures March 2016 Interest rate Prime + 8.75% or Floor rate of 12.00%	$7,500	$7,003	$4,896
OpenPeak, Inc.	Communications & Networking	Senior Debt(11)
		Matures July 2015 Interest rate Prime + 8.75% or Floor rate of 12.00%	$15,000	15,008	15,158
PeerApp, Inc.(4)	Communications & Networking	Senior Debt
		Matures April 2013 Interest rate Prime + 7.50% or Floor rate of 11.50%	$501	588	588
UPH Holdings, Inc.	Communications & Networking	Senior Debt
		Matures April 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$7,000	6,880	6,772
		Senior Debt
		Matures September 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$347	343	333
		Senior Debt
		Matures December 2016 Interest rate Libor + 11.00% or Floor rate of 13.50%	$3,594	3,594	3,400

Total UPH Holdings, Inc.				10,817	10,505

Total Debt Communications & Networking (6.04%)*				33,416	31,147

Clustrix, Inc.	Electronics & Computer Hardware	Senior Debt
		Matures December 2015 Interest rate Prime + 6.50% or Floor rate of 9.75%	$235	227	227
Identive Group, Inc.	Electronics & Computer Hardware	Senior Debt
		Matures November 2015 Interest rate Prime + 7.75% or Floor rate 11.00%	$7,500	7,447	7,447

Total Debt Electronics & Computer Hardware (1.49%)				7,674	7,674

Box, Inc.(4)	Software	Senior Debt
		Matures March 2016 Interest rate Prime + 3.75% or Floor rate of 7.50%	$10,000	9,910	9,353
		Senior Debt
		Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,018	1,075	1,060
		Senior Debt(11)
		Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%	$20,000	20,138	19,274

Total Box, Inc.				31,123	29,687

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Clickfox, Inc.	Software	Senior Debt
		Matures November 2015 Interest rate Prime + 8.25% or Floor rate of 11.50%	$8,000	$7,318	$7,558
EndPlay,Inc.	Software	Senior Debt
		Matures August 2015 Interest rate Prime + 7.35% or Floor rate 10.6%	$2,000	1,930	1,930
Hillcrest Laboratories, Inc	Software	Senior Debt
		Matures July 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%	$4,000	3,923	3,860
JackBe Corporation	Software	Senior Debt
		Matures January 2016 Interest rate Prime + 7.25% or Floor rate of 10.50%	$3,000	2,900	2,900
Kxen, Inc.(4)	Software	Senior Debt
		Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$2,337	2,371	2,192
Tada Innovations, Inc.	Software	Senior Debt(9)
		Matures November 2012 Interest rate Fixed 8.00%	$100	100	—

Total Debt Software (9.33%)*				49,665	48,127

Althea Technologies, Inc.	Specialty Pharmaceuticals	Senior Debt
		Matures October 2013 Interest rate Prime + 7.70% or Floor rate of 10.95%	$7,659	7,927	7,927
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Senior Debt(9)
		Matures March 2014 Interest rate Fixed 8.00%	$1,888	1,888	2,394

Total Debt Specialty Pharmaceuticals (2.00%)*				9,815	10,321

Achronix Semiconductor Corporation	Semiconductors	Senior Debt
		Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%	$1,847	1,803	1,783

Total Debt Semiconductors (0.34%)*				1,803	1,783

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$16,345	16,222	15,983
ADMA Biologics, Inc.	Drug Delivery	Senior Debt
		Matures February 2016 Interest rate Prime + 2.75% or Floor rate of 8.50%	$4,000	3,857	3,857
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt(11)
		Matures October 2013 Interest rate Prime + 6.50% or Floor rate of 10.75%	$5,052	5,410	5,410
BIND Therapeutics, Inc.	Drug Delivery	Senior Debt
		Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%	$3,326	3,320	3,387

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Intelliject, Inc.	Drug Delivery	Senior Debt(11)
		Matures June 2016 Interest rate Prime + 5.75% or Floor rate of 11.00%	$15,000	$14,615	$15,065
Nupathe, Inc.(3)	Drug Delivery	Senior Debt
		Matures May 2016 Interest rate Prime - 3.25% or Floor rate of 9.85%	$8,500	8,166	8,166
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt
		Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$18,446	$18,330	$18,263

Total Debt Drug Delivery (13.59%)*				69,920	70,131

Ahhha, Inc.(8)	Internet Consumer & Business Services	Senior Debt
		Matures January 2015 Interest rate Fixed 12.00%	$350	347	—
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%	$8,000	7,708	7,429
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Debt
		Matures March 2016 Interest rate Fixed 12.50%, PIK Interest 1.50%	$27,500	26,976	26,976
Just.Me, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures June 2015 Interest rate Prime + 2.50% or Floor rate 5.75%	$750	732	680
		Senior Debt
		Matures June 2015 Interest rate Prime + 5.00% or Floor rate 8.25%	$750	727	704

Total Just.Me, Inc.				1,459	1,384
Loku, Inc.	Internet Consumer & Business Services	Senior Debt(9)
		Matures June 2013 Interest rate Fixed 6.00%	$100	100	100
NetPlenish, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures April 2015 Interest rate Fixed 10.00%	$500	490	452
Reply! Inc.	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 6.875% or Floor rate of 10.125%	$11,749	11,624	11,337
		Senior Debt(11)
		Matures September 2015 Interest rate Prime + 7.25% or Floor rate of 11.00%	$2,000	1,946	1,971

Total Reply! Inc.				13,570	13,308
Second Rotation, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25% , PIK Interest 2.50%	$5,843	5,860	5,880

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Senior Debt
		Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25% , PIK Interest 1.50%	$1,947	$1,888	$1,909
		Revolving Line of Credit
		Matures January 2013 Interest rate Fixed 10.50%, PIK Interest 0.25%	$327	313	313

Total Second Rotation, Inc.				8,061	8,102
ShareThis, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures June 2016 Interest rate Prime + 7.50% or Floor rate of 10.75%	$15,000	14,268	14,268
Tectura Corporation	Internet Consumer & Business Services	Revolving Line of Credit
		Matures July 2013 Interest rate Libor + 8.00% or Floor rate of 11.00%	$16,340	17,850	17,797
		Senior Debt
		Matures December 2014 Interest rate Libor + 10.00% or Floor rate of 13.00%	$6,978	6,908	6,827
		Senior Debt
		Matures April 2013 Interest rate Libor + 10.00% or Floor rate of 13.00%	$1,390	1,325	1,325

Total Tectura Corporation				26,083	25,949
Trulia, Inc.(3)	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,921	4,729
		Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,920	4,547

Total Trulia, Inc.				9,841	9,276
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	7,681	7,721
		Senior Debt
		Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$10,253	10,190	9,854

Total Vaultlogix, Inc.				17,871	17,575
Votizen, Inc.	Internet Consumer & Business Services	Senior Debt(9)
		Matures February 2013 Interest rate Fixed 5.00%	$100	100	6
Wavemarket, Inc.	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%	$10,000	9,840	9,444

Total Debt Internet Consumer & Business Services (26.02%)*				136,714	134,269

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cha Cha Search, Inc.	Information Services	Senior Debt
		Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$2,641	$2,604	$2,522
Eccentex Corporation	Information Services	Senior Debt(11)
		Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,000	977	965
InXpo, Inc.	Information Services	Senior Debt
		Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%	$2,550	2,466	2,434
Jab Wireless, Inc.	Information Services	Senior Debt
		Matures November 2017 Interest rate Prime + 6.75% or Floor rate of 8.00%	$30,000	29,852	29,850
RichRelevance, Inc.	Information Services	Senior Debt
		Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$4,245	4,210	4,068
Womensforum.com, Inc.	Information Services	Senior Debt(11)
		Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$8,000	7,838	7,838
		Senior Debt(11)
		Matures October 2016 Interest rate LIBOR + 7.50% or Floor rate of 10.25%	$4,500	4,422	4,422

Total Womensforum.com, Inc.				12,260	12,260

Total Debt Information Services (10.10%)*				52,369	52,099

Gynesonics, Inc.	Medical Device & Equipment	Senior Debt
		Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$3,912	3,975	4,014
		Senior Debt
		Matures February 2013 Interest rate Fixed 8.00%	$253	247	247
		Senior Debt
		Matures September 2013 Interest rate Fixed 8.00%	$36	30	30

Total Gynesonics, Inc.				4,252	4,291
Lanx, Inc.	Medical Device & Equipment	Senior Debt
		Matures October 2016 Interest rate Prime + 6.50% or Floor rate of 10.25%	$15,000	14,428	14,428
		Revolving Line of Credit
		Matures October 2015 Interest rate Prime + 5.25% or Floor rate of 9.00%	$5,500	5,300	5,300

Total Lanx, Inc.				19,728	19,728
Novasys Medical, Inc.	Medical Device & Equipment	Senior Debt(9)
		Matures January 2013 Interest rate Fixed 8.00%	$65	65	65
		Senior Debt(9)
		Matures August 2013 Interest rate Fixed 8.00%	$22	20	20

Total Novasys Medical, Inc.				85	85

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Senior Debt
		Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$8,260	$8,915	$9,080
		Senior Debt(9)
		Matures April 2013 Interest rate Fixed 8.00%	$288	288	288
		Senior Debt(9)
		Matures September 2013 Interest rate Fixed 8.00%	$123	123	123

Total Optiscan Biomedical, Corp.				9,326	9,491
Oraya Therapeutics, Inc.	Medical Device & Equipment	Senior Debt(9)
		Matures December 2013 Interest rate Fixed 7.00%	$500	500	500
		Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 10.25%	$10,000	9,798	10,079

Total Oraya Therapeutics, Inc.				10,298	10,579
USHIFU, LLC	Medical Device & Equipment	Senior Debt(11)
		Matures April 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$6,000	5,856	5,856

Total Debt Medical Device & Equipment (9.69%)*				49,545	50,030

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt
		Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$5,741	5,691	5,752
Tethys Bioscience Inc.	Diagnostic	Senior Debt(11)
		Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%	$10,000	9,940	10,026

Total Debt Diagnostic (3.06%)*				15,631	15,778

Labcyte, Inc.	Biotechnology Tools	Senior Debt
		Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%	$761	834	834
		Senior Debt(11)
		Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%	$5,000	4,890	4,995

Total Labcyte, Inc.				5,724	5,829

Total Debt Biotechnology Tools (1.13%)*				5,724	5,829

MedCall, LLC	Healthcare Services, Other	Senior Debt
		Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%	$4,908	4,844	4,695
		Senior Debt
		Matures January 2016 Interest rate LIBOR +8.00% or Floor rate of 10.00%	$4,037	3,972	3,871

Total MedCall, LLC				8,816	8,566

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt
		Matures January 2015 Interest rate LIBOR + 9.00% or Floor rate of 11.50%	$3,661	$3,713	$3,713
		Revolving Line of Credit
		Matures January 2015 Interest rate LIBOR + 7.50% or Floor rate of 10.00%	$1,500	1,490	1,490
		Senior Debt
		Matures January 2015 Interest rate LIBOR + 11.50% or Floor rate of 14.00%, PIK interest 3.75%	$5,900	6,562	6,562

Total Pacific Child & Family Associates, LLC				11,765	11,765
ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt
		Matures February 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%	$16,375	16,168	16,150

Total Debt Health Services, Other (7.07%)*				36,749	36,481

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt
		Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$2,463	2,431	2,427
Transmedics, Inc.	Surgical Devices	Senior Debt(11)
		Matures November 2015 Interest rate Fixed 12.95%	$7,250	7,464	7,464

Total Debt Surgical Devices (1.92%)*				9,895	9,891

Westwood One Communications	Media/Content/ Info	Senior Debt
		Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$20,475	18,994	17,575
Women’s Marketing, Inc.	Media/Content/ Info	Senior Debt
		Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$9,681	10,002	10,002
		Senior Debt(11)
		Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%	$16,362	16,105	15,787

Total Women’s Marketing, Inc.				26,107	25,789
Zoom Media Corporation	Media/Content/ Info	Senior Debt
		Matures December 2015 Interest rate Prime + 7.25% or Floor rate of 10.50%, PIK 3.75%	$5,000	4,657	4,657
	Media/Content/ Info	Revolving Line of Credit
		Matures December 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$3,000	2,700	2,700

Total Zoom Media Corporation				7,357	7,357

Total Debt Media/Content/Info (9.83%)*				52,458	50,721

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Alphabet Energy, Inc.	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%	$1,614	$1,531	$1,531
American Supercondutor Corporation(3)	Clean Tech	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 7.25% or Floor rate of 11.00%	$9,231	9,161	9,438
BrightSource Energy, Inc.	Clean Tech	Revolving Line of Credit
		Matures January 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$35,000	34,870	34,870
Comverge, Inc.	Clean Tech	Senior Debt
		Matures November 2017 Interest rate LIBOR + 8.00% or Floor rate of 9.50%	$20,000	19,577	19,577
	Clean Tech	Senior Debt
		Matures November 2017 Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$14,000	13,704	13,704

Total Comverge, Inc.				33,281	33,281
Enphase Energy, Inc.(3)	Clean Tech	Senior Debt(11)
		Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.00%	$3,758	3,739	3,716
	Clean Tech	Senior Debt
		Matures August 2016 Interest rate Prime + 8.25% or Floor rate of 11.50%	$7,400	7,321	7,321

Total Enphase Energy, Inc.				11,060	11,037
Glori Energy, Inc.	Clean Tech	Senior Debt(11)
		Matures June 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$8,000	7,832	7,988
Integrated Photovoltaics, Inc.	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%	$2,572	2,494	2,508
Polyera Corporation	Clean Tech	Senior Debt
		Matures June 2016 Interest rate Prime + 6.75% or Floor rate of 10.00%	$3,000	2,952	2,952
Redwood Systems, Inc.	Clean Tech	Senior Debt
		Matures February 2016 Interest rate Prime + 6.50% or Floor rate of 9.75%	$5,000	4,965	4,965
SCIenergy, Inc.(4)	Clean Tech	Senior Debt
		Matures September 2015 Interest rate Prime + 8.75% or Floor rate 12.00%	$5,296	5,103	5,262
Solexel, Inc.	Clean Tech	Senior Debt
		Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$2,884	2,877	2,877
		Senior Debt
		Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$331	330	330

Total Solexel, Inc.				3,207	3,207
Stion Corporation(4)	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$7,519	7,483	7,545

Total Debt Clean Tech (24.14%)*				123,938	124,584

Total Debt (160.38%)				$833,228	$827,540

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		46,446	$39	$53
		Preferred Stock Warrants	Series A	426,000	69	345
		Preferred Stock Warrants	Series B	110,270	35	64

Total Warrants Acceleron Pharmaceuticals, Inc.				582,716	143	462
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Common Stock Warrants		321,429	984	66
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		39,038	187	46
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Preferred Stock Warrants	Series D	325,261	490	500
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Preferred Stock Warrants	Series C	400,000	367	126
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		73,009	142	81
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		50,000	28	16
		Preferred Stock Warrants	Series A	525,000	236	173
		Preferred Stock Warrants	Series B	660,000	311	217

Total Warrants Dicerna Pharmaceuticals, Inc.				1,235,000	575	406
EpiCept Corporation(3)	Drug Discovery & Development	Common Stock Warrants		325,204	4	—
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		22,408	231	—
Insmed, Incorporated(3)	Drug Discovery & Development	Common Stock Warrants		329,931	570	1,316
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		302,143	155	641
NeurogesX, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		3,421,500	503	400
PolyMedix, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		627,586	480	9
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series B	687,023	152	298

Total Warrants Drug Discovery & Development (0.84%)*					4,983	4,351

Bridgewave Communications	Communications & Networking	Preferred Stock Warrants	Series 5	2,942,618	753	—
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	117,958	101	190
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A	450,000	94	23
OpenPeak, Inc.	Communications & Networking	Preferred Stock Warrants	Series E	25,646	149	9
PeerApp, Inc.(4)	Communications & Networking	Preferred Stock Warrants	Series B	298,779	61	47
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A	135,000	95	352
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B	1,136,277	52	112
UPH Holdings, Inc.	Communications & Networking	Common Stock Warrants		145,877	131	52
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	110,000	123	62
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	158,536	53	135
		Preferred Stock Warrants	Series D	72,727	65	57

Total Stoke, Inc.				231,263	118	192

Total Warrants Communications & Networking (0.20%)*					1,677	1,039

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock Warrants	Series D	392,670	$121	$322
Box, Inc.(4)	Software	Preferred Stock Warrants	Series C	271,070	117	2,235
		Preferred Stock Warrants	Series B	199,219	73	3,242
		Preferred Stock Warrants	Series D-1	62,255	194	566

Total Box, Inc.				532,544	384	6,043
Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A	168,750	188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B	522,823	108	166
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B	1,038,563	329	332
		Preferred Stock Warrants	Series C	592,019	730	213

Total Clickfox, Inc.				1,630,582	1,059	545
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants		718,860	1,434	75
Endplay, Inc.	Software	Preferred Stock Warrants	Series B	180,000	67	39
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D	399,687	99	202
HighRoads, Inc.	Software	Preferred Stock Warrants	Series B	190,176	44	9
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants	Series E	1,865,650	55	70
JackBe Corporation	Software	Preferred Stock Warrants	Series C	180,000	73	54
Kxen, Inc.(4)	Software	Preferred Stock Warrants	Series D	184,614	47	13
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B	41,266	117	—
SugarSync Inc.	Software	Preferred Stock Warrants	Series CC	332,726	78	123
		Preferred Stock Warrants	Series DD	107,526	34	30

Total SugarSync Inc.				440,252	112	153
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A	20,833	25	—
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2	124,295	54	3
WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A	100,000	238	82

Total Warrants Software (1.51%)*					4,225	7,776

Clustrix, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series B	49,732	12	13
Luminus Devices, Inc.	Electronics & Computer Hardware	Common Stock Warrants		26,386	600	—
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1	181,818	63	106

Total Warrant Electronics & Computer Hardware (0.02%)*					675	119

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D	502,273	309	889
Pacira Pharmaceuticals, Inc.(3)	Specialty Pharmaceuticals	Common Stock Warrants		178,987	1,086	1,263
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E	340,534	528	—

Total Warrants Specialty Pharmaceuticals (0.42%)*					1,923	2,152

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants		650,000	275	485
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	99,286	24	84
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	1,821,429	174	130
ShareThis, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series B	535,905	547	543
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock Warrants		211,765	252	2,023
Wavemarket, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series E	1,083,333	106	61

Total Warrant Consumer & Business Products (0.64%)*					1,378	3,326

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D	360,000	160	84
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D	239,872	157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C	558,748	45	14
		Preferred Stock Warrants	Series D	1,954,762	583	289

Total iWatt, Inc.				2,513,510	628	303
Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B	319,352	92	—
Quartics, Inc.	Semiconductors	Preferred Stock Warrants	Series C	69,139	53	—

Total Warrants Semiconductors (0.08%)*					1,090	387

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		274,508	$356	$406
ADMA Biologics, Inc.	Drug Delivery	Common Stock Warrants		25,000	129	128
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		37,639	645	8
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1	150,000	291	446
Intelliject, Inc.	Drug Delivery	Preferred Stock Warrants	Series B	82,500	594	574
NuPathe, Inc.(3)	Drug Delivery	Common Stock Warrants		106,631	139	165
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D	269,663	557	618
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		61,452	87	44

Total Warrant Drug Delivery (0.46%)*					2,798	2,389

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	439,336	323	347
		Preferred Stock Warrants	Series C	234,280	636	218

Total Blurb, Inc.				673,616	959	565
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		53,084	38	—
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants	Series A	102,299	20	20
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	200,000	43	—
Reply! Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	137,225	320	802
Second Rotation	Internet Consumer & Business Services	Preferred Stock Warrants	Series D	105,819	105	113
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1	253,378	51	12
Trulia, Inc.(3)	Internet Consumer & Business Services	Common Stock Warrants		56,053	188	368

Total Warrants Internet Consumer & Business Services (0.37%)*					1,724	1,880

Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B	19,962	9	—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F	48,232	58	5
Eccentex Corporation	Information Services	Preferred Stock Warrants	Series A	408,719	31	3
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B	190,234	230	579
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C	648,400	98	43
	Information Services	Preferred Stock Warrants	Series C-1	267,049	25	24

Total InXpo, Inc.	Information Services			915,449	123	67
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A	266,567	265	420
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D	112,749	98	28
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series A-2	111,311	96	5

Total Warrants Information Services (0.22%)*					910	1,107

EKOS Corporation	Medical Device & Equipment	Preferred Stock Warrants	Series C	4,448,135	327	—
Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	263,688	78	95
Lanx, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	1,203,369	441	445
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series D	580,447	131	—
		Common Stock Warrants		109,449	2	—

Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock Warrants	Series D	6,206,187	1,069	151
Oraya Therapeutics, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	716,948	676	314
		Common Stock Warrants		95,498	66	62

Total Oraya Therapeutics, Inc.				812,446	742	376
USHIFU, LLC	Medical Device & Equipment	Preferred Stock Warrants	Series G	141,388	188	188

Total Warrants Medical Device & Equipment (0.24%)*					2,978	1,255

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants		333,333	$244	$360
Tethys Bioscience, Inc.	Diagnostic	Preferred Stock Warrants	Series E	617,683	148	169

Total Warrants Diagnostic (0.10%)*					392	529

Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series C	1,127,624	323	247
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B	204,545	45	161
		Preferred Stock Warrants	Series C	30,114	33	8

Total NuGEN Technologies, Inc.				234,659	78	169

Total Warrants Biotechnology Tools (0.08%)*					401	416

Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	62,500	87	2
Transmedics, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	40,436	225	—
		Preferred Stock Warrants	Series D	175,000	100	100

Total Transmedics, Inc.					325	100
Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants	Series A	123,457	18	7
		Preferred Stock Warrants	Series C	1,474,261	387	298

Total Gynesonics, Inc.				1,597,718	405	305

Total Warrants Surgical Devices (0.08%)*					817	407

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants	Series C	110,018	60	55
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants	Series D	407,457	482	—
Zoom Media Group, Inc.	Media/Content/ Info	Preferred Stock Warrants	n/a	1,204	348	346

Total Warrants Media/Content/Info (0.08%)*					890	401

Alphabet Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A	79,083	68	148
American Supercondutor Corporation(3)	Clean Tech	Common Stock Warrants		139,275	244	122
BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D	58,333	675	248
Calera, Inc.	Clean Tech	Preferred Stock Warrants	Series C	44,529	513	—
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants	Series B	437,500	308	435
Enphase Energy, Inc.(3)	Clean Tech	Common Stock Warrants		37,500	102	17
Fulcrum Bioenergy, Inc.	Clean Tech	Preferred Stock Warrants	Series C-1	187,265	211	104
Glori Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series C	145,932	165	62
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D-1	393,212	548	1
Integrated Photovoltaics, Inc.	Clean Tech	Preferred Stock Warrants	Series A-1	390,000	82	119
Polyera Corporation	Clean Tech	Preferred Stock Warrants	Series C	161,575	69	68
Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants	Series C	3,200,000	211	317
Redwood Systems, Inc.	Clean Tech	Preferred Stock Warrants	Series C	331,250	3	2
SCIenergy, Inc.(4)	Clean Tech	Preferred Stock Warrants	Series D	1,061,168	361	145
Solexel, Inc.	Clean Tech	Preferred Stock Warrants	Series B	245,682	1,161	7
Stion Corporation(4)	Clean Tech	Preferred Stock Warrants	Series E	110,226	317	167
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants	Series A	320,000	161	54

Total Warrants Clean Tech (0.39%)*					5,199	2,016

Total Warrants (5.73%)					$32,060	$29,550

Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		167,864	842	1,351
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B	502,684	502	488
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		546,448	2,000	3,328
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H	244,158	1,000	283
		Common Stock		47,471	5	3

Total Paratek Pharmaceuticals, Inc.				291,629	1,005	286

Total Equity Drug Discovery & Development (1.06%)*					5,849	5,453

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock	Series B	600,601	$1,000	$915
		Preferred Stock	Series C	93,456	242	205
		Preferred Stock	Series E	43,488	98	174
		Preferred Stock	Series F	19,268	61	77

Total Acceleron Pharmaceuticals, Inc.				756,813	1,401	1,371
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock		20,000	9	—
Nupathe, Inc.	Drug Delivery	Common Stock		50,000	146	142
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock		41,570	500	185

Total Equity Drug Delivery (0.33%)*					2,056	1,698

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock	Series B	564,972	2,000	—
		Preferred Stock	Series C	649,998	372	—
		Preferred Stock	Series D	847,544	508	—
		Preferred Stock	Series E	1,987,605	374	—

Total E-band Communications, Corp.				4,050,119	3,254	—
Glowpoint, Inc.(3)	Communications & Networking	Common Stock		114,192	101	227
Neonova Holding Company	Communications & Networking	Preferred Stock	Series A	500,000	250	200
Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A	1,000,000	1,000	3,692
Stoke, Inc.	Communications & Networking	Preferred Stock	Series E	152,905	500	631
UPH Holdings, Inc.	Communications & Networking	Common Stock		742,887	—	624

Total Equity Communications & Networking (1.04%)*					5,105	5,374

Atrenta, Inc.	Software	Preferred Stock	Series C	1,196,845	508	1,042
		Preferred Stock	Series D	635,513	986	1,604

Total Atrenta, Inc.				1,832,358	1,494	2,646
Box, Inc.(4)	Software	Preferred Stock	Series C	390,625	500	5,117
		Preferred Stock	Series D	158,127	500	2,071
		Preferred Stock	Series D-1	124,511	1,000	1,632
		Preferred Stock	Series D-2	220,751	2,001	2,892
		Preferred Stock	Series E	38,183	500	500

Total Box, Inc.				932,197	4,501	12,212
Caplinked, Inc.	Software	Preferred Stock	Series A-3	53,614	52	77

Total Equity Software (2.89%)*					6,047	14,935

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock	Series D	4,717,813	268	—
Virident Systems	Electronics & Computer Hardware	Preferred Stock	Series D	6,546,217	5,000	4,922

Total Equity Electronics & Computer Hardware (0.95%)*					5,268	4,922

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E	166,419	750	—

Total Equity Specialty Pharmaceuticals (0.00%)*					750	—

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock	Series A	295,861	819	597
Facebook, Inc.(3)	Consumer & Business Products	Common Stock	Series B	307,500	9,558	8,089
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC interest	500,000	500	711
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B	187,970	500	657
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock	Series D	19,260	250	343

Total Equity Consumer & Business Products (2.02%)*					11,627	10,397

iWatt, Inc.	Semiconductors	Preferred Stock	Series E	2,412,864	490	752

Total Equity Semiconductors (0.15%)*					490	752

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock	Series C	263,158	$250	$—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock		500,000	603	—
Solutionary, Inc.	Information Services	Preferred Stock	Series A-1	189,495	18	235
		Preferred Stock	Series A-2	65,834	325	82

Total Solutionary, Inc.				255,329	343	317

Total Equity Information Services (0.06%)*					1,196	317

Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	674,208	—	435
			LLC Interest	674,208	425	610
			LLC Interest	675,676	500	525
Total Gelesis, Inc.				2,024,092	925	1,570
Lanx, Inc.	Medical Device & Equipment	Preferred Stock	Series C	1,203,369	1,000	1,155
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock	Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock	Series B	6,185,567	3,000	314
		Preferred Stock	Series C-2	1,927,309	655	251

Total Optiscan Biomedical, Corp.				8,112,876	3,655	565

Total Equity Medical Device & Equipment (0.64%)*					6,580	3,290

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C	189,394	500	600

Total Equity Biotechnology Tools (0.12%)*					500	600

Transmedics, Inc.	Surgical Devices	Preferred Stock	Series B	88,961	1,100	—
		Preferred Stock	Series C	119,999	300	—
		Preferred Stock	Series D	260,000	650	650

Total Transmedics, Inc.				468,960	2,050	650
Gynesonics, Inc.	Surgical Devices	Preferred Stock	Series B	219,298	250	159
		Preferred Stock	Series C	656,512	282	251

Total Gynesonics, Inc.				875,810	532	410

Total Equity Surgical Devices (0.20%)*					2,582	1,060

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock	Series D	145,590	1,000	412

Total Equity Media/Content/Info (0.08%)*					1,000	412

Total Equity (9.54%)				45,081,540	$49,050	$49,210

					49,050	49,210

Total Investments (175.65%)					$914,338	$906,300

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $19.9 million, $27.6 million and $7.8 million respectively. The tax cost of investments is $916.9 million
(3)	Except for warrants in twenty publicly traded companies and common stock in eight publicly traded companies, all investments are restricted at December 31, 2012 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the Company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but not more than 50% of the voting securities of the Company.
(8)	Debt is on non-accrual status at December 31, 2012, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 4).

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Unaudited Interim Consolidated Financial Statements Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and clean-technology industries at all stages of development. The Company sources its investments through its principal office located in Silicon Valley, as well as through its additional offices in Boston, MA, New York, NY, Chicago, IL, Boulder, CO and McLean, VA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $152.7 million and $257.5 million in assets, respectively, and accounted for approximately 9.8% and 16.5% of our total assets prior to consolidation at March 31, 2013.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2012. The year-end consolidated statement of assets and liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and all variable interest entities of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Out-of-Period Items

During the three-month period ended March 31, 2013, the Company recorded an out-of-period adjustment related to 2012 unrecorded escrow balances which increased total assets and unrealized appreciation by approximately $1.2 million at March 31, 2013. The Company evaluated the total out-of-period adjustments in relation to the current period, which is when they were corrected, as well as the period in which they originated and concluded that these adjustments are not material to both the consolidated quarterly and annual financial statements for all impacted periods. There is no change to net investment income (and by definition, no change to net investment income per share).

Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At March 31, 2013, 79.9% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

Our Board of Directors may from time to time engage an independent valuation firm to provide the Company with valuation assistance with respect to certain portfolio investments on a quarterly basis. The Company intends to continue to engage an independent valuation firm to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Company’s Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2013 (unaudited). In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals - Debt	$264,707	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.84% - 19.29% (2.0%) - 1.0%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	57.97% 0.170% 12.17
Medical Devices - Debt	60,674	Market Comparable Companies	Hypothetical Market Yield Premium	16.77% 0.00% - 1.00%
Technology - Debt	164,844	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	12.36% - 19.30% (2.00%) - 2.00%
		Liquidation	Investment Collateral	$0.00 - $7.08 million
Clean Tech - Debt	105,436	Market Comparable Companies	Hypothetical Market Yield Premium	13.03% - 17.17% 0.00% - 1.00%
Lower Middle Market - Debt	285,350	Market Comparable Companies	Hypothetical Market Yield Premium	11.07% - 21.85% 0.00% - 1.00%
		Broker Quote(d)	Price Quotes Market Comparable Index Yield Spreads	81.0% - 100% of par 3.50% - 5.93%
			Par Value	$30.0 million

Total Level Three Debt Investments	$881,011

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

Clean Tech, above, aligns with the Clean Tech Industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type -	Fair Value at March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(unaudited, in thousands)
Level Three Equity Investments	$40,106	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c)	4.30x - 24.55x 0.59x - 16.29x 10.4% - 25.20%
Level Three Warrant Investments	28,030	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c)	4.30x - 24.55x 0.59x - 16.29x 10.4% - 25.20%
Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	43.53% - 140.36% 0.15% - 0.64% 12 - 48

Total Level Three Warrant and Equity Investments	$68,136

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2013 (unaudited) and as of December 31, 2012. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three-months ended March 31, 2013, there were no transfers in between Levels 1 or 2.

		Investments at Fair Value as of March 31, 2013
(in thousands) Description	3/31/2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$881,011	$—	$—	$881,011
Preferred stock	39,016	—	—	39,016
Common stock	14,708	13,618	—	1,090
Warrants	33,249	—	5,219	28,030

	$967,984	$13,618	$5,219	$949,147

		Investments at Fair Value as of December 31, 2012
(in thousands) Description	12/31/2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$827,540	$—	$—	$827,540
Preferred stock	33,889	—	—	33,889
Common stock	15,321	13,665	—	1,656
Warrants	29,550	—	7,410	22,140

	$906,300	$13,665	$7,410	$885,225

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three-months ended March 31, 2013 (unaudited) and December 31, 2012.

(in thousands)	Balance, January 1, 2013	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or (depreciation)(2)	Purchases	Sales	Repayments	Gross Transfers into Level 3(3)	Gross Transfers out of Level 3(3)	Balances, March 31, 2013
Senior Debt	$827,540	$—	$(7,237)	$143,715	$—	$(82,171)	$—	$(836)	$881,011
Preferred Stock	33,889	(268)	2,507	2,112	—	—	776	—	39,016
Common Stock	1,656	188	(659)	—	(188)	—	93	—	1,090
Warrant	$22,140	2,071	5,043	1,834	(3,058)	—	—	—	28,030

Total	$885,225	$1,991	$(346)	$147,661	$(3,246)	$(82,171)	$869	$(836)	$949,147

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2012
Senior Debt	$585,767	$(5,178)	$(2,262)	$545,913	$(2,000.00)	$(294,294)	$—	$(406)	$827,540
Preferred Stock	30,289	(733)	4,112	10,562	(6,553)	—	356	(4,144)	33,889
Common Stock	90	(16)	5,523	9,558	(45)	—	—	(13,453)	1,656
Warrants	26,284	4,413	(2,453)	7,362	(9,211)	—	—	(4,256)	22,140

Total	$642,430	$(1,514)	$4,920	$573,395	$(17,809)	$(294,294)	$356	$(22,259)	$885,225

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 relate to the conversion of Optiscan Biomedical, Inc., Gynesonics, Inc. and Philotic, Inc. debt to equity.

For the three months ended March 31, 2013, approximately $1.6 million and $4.4 million in unrealized appreciation was recorded for equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $7.2 million in unrealized depreciation was recorded for Level 3 debt investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three-months ended March 31, 2013 and 2012 (unaudited):

(in thousands)	March 31, 2013
Portfolio Company	Type	Fair Value at March 31, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Non-Controlled Affiliate	$1,888	$—	$222	$—	$—
Optiscan BioMedical, Corp.	Non-Controlled Affiliate	12,308	610	212	—	—

Total		$14,196	$610	$434	$—	$—

(in thousands)	March 31, 2012
Portfolio Company	Type	Fair Value at March 31, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$675	$13	$26	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	1,094	6	1,076	—	—

Total		$1,769	$19	$1,102	$—	$—

At March 31, 2013, the Company did not hold any Control Investments. The Company’s investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of March 31, 2012, was liquidated during the year ended December 31, 2012. On July 31, 2012, the Company received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

During the year ended December 31, 2012, Gelesis, Inc. and Optiscan BioMedical, Corp. became non-controlled affiliates as companies in which the Company owns 5% or more but less than 25% of the voting securities of the company.

The Company has one additional non-controlled affiliate investment, E-band Communications, Corp, that has a fair value of zero at March 31, 2013, and no investment income, unrealized depreciation, realized depreciation or realized loss for the three-month period ended March 31, 2013.

A summary of the composition of the Company’s investment portfolio as of March 31, 2013 (unaudited) and December 31, 2012 at fair value is shown as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$700,498	72.4%	$652,041	72.0%
Senior secured debt	213,762	22.1%	205,049	22.6%
Preferred stock	39,504	4.1%	33,885	3.7%
Common Stock	14,220	1.4%	15,325	1.7%

	$967,984	100.0%	$906,300	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2013 (unaudited) and December 31, 2012:

	March 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$963,809	99.6%	$901,041	99.4%
England	4,175	0.4%	5,259	0.6%

	$967,984	100.0%	$906,300	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at March 31, 2013 (unaudited) and December 31, 2012:

	March 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$196,506	20.3%	$188,479	20.8%
Internet Consumer & Business Services	142,362	14.7%	136,149	15.0%
Clean Tech	137,054	14.1%	126,600	14.0%
Medical Device & Equipment	99,896	10.3%	54,575	6.0%
Software	75,383	7.8%	70,838	7.8%
Drug Delivery	65,660	6.8%	74,218	8.2%
Information Services	52,342	5.4%	53,523	5.9%
Media/Content/Info	52,215	5.4%	51,534	5.7%
Healthcare Services, Other	31,416	3.2%	36,481	4.0%
Communications & Networking	30,681	3.2%	37,560	4.1%
Electronics & Computer Hardware	23,569	2.4%	12,715	1.4%
Diagnostic	15,196	1.6%	16,307	1.8%
Specialty Pharma	14,289	1.5%	12,473	1.4%
Surgical Devices	11,527	1.2%	11,358	1.3%
Consumer & Business Products	10,430	1.1%	13,723	1.5%
Biotechnology Tools	6,596	0.7%	6,845	0.8%
Semiconductors	2,862	0.3%	2,922	0.3%

	$967,984	100.0%	$906,300	100.0%

During the three-months ended March 31, 2013, the Company funded investments in debt securities and equity investments, totaling approximately $136.3 million and $2.0 million, respectively. During the three-months ended March 31, 2013, the Company converted approximately $836,000 of debt to equity in three portfolio companies.

During the year ended December 31, 2012, the Company funded investments in debt securities and equity investments, totaling approximately $486.8 million and $9.7 million, respectively. During the year ended December 31 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company.

No single portfolio investment represents more than 10% of the fair value of the investments as of March 31, 2013 and December 31, 2012.

During the three-month period ended March 31, 2013, the Company recognized net realized gains of approximately $2.0 million on the portfolio. During the three-month period ended March 31, 2013, the Company recorded gross realized gains of approximately $3.6 million from the sale of investments in three portfolio companies. These gains were partially offset by the liquidation of the Company’s investments in five portfolio companies of approximately $1.6 million in gross realized losses.

During the three months ended March 31, 2012, the Company recognized net realized gains of approximately $2.9 million on the portfolio. The Company recorded approximately $2.2 million and $1.3 million of realized gains from the sale of equity in BARRX Medical, Inc. and Aegerion Pharmaceuticals, Inc., respectively. These gains were partially offset by realized losses of approximately $460,000 from the sale of the Company’s common stock in two public portfolio companies and due to the complete write off of warrants in one private portfolio company that had a cost basis of approximately $355,000.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $2.6 million and $2.0 million of unamortized fees at March 31, 2013 and December 31, 2012, respectively, and approximately $8.6 million and $6.8 million in exit fees receivable at March 31, 2013 and December 31, 2012, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $779,000 and $298,000 in PIK income during the three-months ended March 31, 2013 and 2012, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three-month period ended March 31, 2013.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2013, approximately 63.9% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 34.6% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.5% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At March 31, 2013, the April 2019 Notes were trading on the New York Stock Exchange for $1.023 per dollar at par value, and the September 2019 Notes were trading on the New York Stock Exchange for $1.036 per dollar at par value. Based on market quotations on or around March 31, 2013, the Convertible Senior Notes were trading for $1.095 per dollar at par value and the Asset-Backed Notes were trading for $1.005 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $240.0 million, compared to the carrying amount of $225.0 million as of March 31, 2013.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 1.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities:

(in thousands) Description	3/31/2013	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$82,125	$—	$82,125	$—
April 2019 Notes	$86,450	$—	$86,450	$—
September 2019 Notes	$88,967	$—	$88,967	$—
Class A Notes	$120,652	$—	$—	$120,652
SBA Debentures	$240,019	$—	$—	$240,019

4. Borrowings Long-term

SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $38.0 million in HT II as of March 31, 2013, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million was outstanding as of March 31, 2013. As of March 31, 2013, HT II has paid commitment fees of approximately $1.5 million. As of March 31, 2013, the Company held investments in HT II in 49 companies with a fair value of approximately $128.3 million, accounting for approximately 13.3% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of March 31, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of March 31, 2013. As of March 31, 2013, HT III has paid commitment fees of approximately $1.5 million. As of March 31, 2013, the Company held investments in HT III in 37 companies with a fair value of approximately $222.9 million, accounting for approximately 23.0% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013, were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the three-month period ended March 31, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.30%. The average amount of debentures outstanding for the three-month period ended March 31, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.26%.

HT II and HT III hold approximately $152.7 million and $257.5 million in assets, respectively, and accounted for approximately 9.8% and 16.5% of the Company’s total assets prior to consolidation at March 31, 2013.

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

As of March 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at March 31, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of March 31, 2013 (unaudited) and December 31, 2012:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	March 31, 2013	December 31, 2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended March 31, 2013, this non-use fee was approximately $94,000. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At March 31, 2013, there were no borrowings outstanding on this facility.

The Wells Facility includes various financial and operating covenants applicable to the Company and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that the Company subsequently raises. As of March 31, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of the October 2012 follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for proceeds of approximately $95.8 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at March 31, 2013.

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

On December 17, 2012, the Company further amended the Union Bank Facility to remove RBC from the Union Bank Facility. Following the removal of RBC, the Union Bank Facility consists solely of Union Bank’s commitment of $30.0 million. In connection with the amendment, the maximum availability under the Union Bank Facility, subject to a borrowing base, was reduced from $55.0 million to $30.0 million. The Union Bank Facility contains an accordion feature, in which the Company could increase the credit line by up to $95.0 million in the aggregate, funded by commitments from additional lenders and with the agreement of Union Bank and subject to other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended March 31, 2013, this non-use fee was approximately $37,500. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At March 31, 2013, there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of March 31, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of the January and October 2012 follow-on public offerings of 5.0 and 3.1 million shares of common stock, respectively, for total net proceeds of approximately $80.9 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for total net proceeds of approximately $95.6 million. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at March 31, 2013.

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

During the three-months ended March 31, 2013, the Company reduced its realized gain by approximately $207,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. The Company recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $181,000 as a result of current quarter depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $132,000 as of March 31, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between April 2013 and January 2017.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of March 31, 2013, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of March 31, 2013 (unaudited) and December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of March 31, 2013	As of December 31, 2013
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(3,294)	(3,564)

Carrying value of debt	$71,706	$71,436

For the three months ended March 31, 2013 and 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows (unaudited):

	Three Months Ended March 31,
(in thousands)	2013	2012
Stated interest expense	$1,125	$1,125
Accretion of original issue discount	271	271
Amortization of debt issuance cost	144	144

Total interest expense	$1,540	$1,540

Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.2% for the three months ended March 31, 2013. As of March 31, 2013, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

2019 Notes

On March 6, 2012, the Company and the Trustee entered into an indenture (the “Base Indenture”). On April 17, 2012, the Company and the Trustee entered into the First Supplemental Indenture to the Base Indenture, dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

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

2019 Notes payable is compromised of:

	As of
(in thousands)	March 31, 2013 (unaudited)	December 31, 2012
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,875	85,875

Carrying Value of Debt	$170,365	$170,365

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

The April 2019 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

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

In July 2012, the Company re-opened our April 2019 Notes and issued an additional amount of approximately $41.5 million in aggregate principal amount of April 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

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

The September 2019 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

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

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

For the years ended March 31, 2013 and 2012, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 and September 2019 Notes are as follows (unaudited):

	Three Months Ended March 31,
(in thousands)	2013	2012
Stated interest expense	$2,981	$—
Amortization of debt issuance cost	240	—

Total interest expense and fees	$3,222	$—

Cash paid for interest expense and fees	$2,998	$—

As of March 31, 2013, the Company is in compliance with the terms of the indenture governing the 2019 Notes.

Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “Asset-Backed Notes”), which Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among the Company, Hercules Capital Funding 2012-1 LLC, as Trust Depositor (the “Trust Depositor”), Hercules Capital Funding Trust 2012-1, as Issuer (the “Issuer”), and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The Asset-Backed Notes have a stated maturity of December 16, 2017.

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

The Loans are serviced by the Company pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. The Company performs certain servicing and administrative functions with respect to the Loans. The Company is entitled to receive a monthly fee from the Issuer for servicing the Loans. This servicing fee is equal to the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including December 5, 2012 through and including January 15, 2013 over 360) of 2.00% and the aggregate outstanding principal balance of the Loans, excluding all defaulted Loans and all purchased Loans, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including December 5, 2012, to the close of business on January 4, 2013).

The Company also serves as administrator to the Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At March 31, 2013 (unaudited) and December 31, 2012, the Asset-Backed Notes had an outstanding balance of $120.1 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $810,000 of Restricted Cash as of March 31, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012.

Outstanding Borrowings

At March 31, 2013 (unaudited) and December 31, 2012, the Company had the following borrowing capacity and outstanding borrowings:

	March 31, 2013		December 31, 2012
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$30,000	$—	$30,000	$—
Wells Facility	75,000	—	75,000	—
Convertible Senior Notes(2)	75,000	71,707	75,000	71,436
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	$120,051	120,051	129,300	129,300
SBA Debentures(3)	225,000	225,000	225,000	225,000

Total	$695,415	$587,122	$704,664	$596,100

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.3 million at March 31, 2013 and $3.6 million at December 31, 2012.

(3)	At March 31, 2013 and at December 31, 2012, the total available borrowings under the SBA was $225.0 million, of which 76.0 million was available in HT II and $149.0 million was available in HT III.

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

During the three-months ended March 31, 2013, the Company declared a distribution of $0.25 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of March 31, 2013, approximately 100.0% would be from ordinary income and spillover earnings from 2012. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2013 distributions to shareholders will actually be.

As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, the Company may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next tax year, dividends declared and paid by the Company in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

Taxable income for the three-month period ended March 31, 2013 was approximately $14.7 million or $0.27 per share. Taxable net realized gains for the same period were $1.1 million or approximately $0.02 per share. Taxable income for the three-month period ended March 31, 2012 was approximately $10.7 million or $0.23 per share. Taxable net realized gains for the same period were $3.2 million or approximately $0.07 per share.

The Company intends to distribute approximately $1.5 million of spillover earnings from the year ended December 31, 2012 to our shareholders in 2013.

6. Shareholders’ Equity

On July 25, 2012, our Board of Directors approved an extension of the stock repurchase plan under the same terms and conditions that allowed the Company to repurchase up to $35.0 million of our common stock. The stock repurchase plan expired on February 26, 2013 and no shares were repurchased in 2013.

On March 13, 2013, the Company raised approximately $95.8 million, before deducting offering expenses, in a public offering of 8,050,000 shares of its common stock.

The Company has issued stock options for common stock subject to future issuance, of which 2,516,880 and 2,574,749 were outstanding at March 31, 2013 and December 31, 2012, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 7,000,000 shares of common stock. On June 1, 2011, stockholders approved an amended and restated plan and provided an increase of 1,000,000 shares, authorizing the Company to issue 8,000,000 shares of common stock under the 2004 Plan.

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan” and, together with the 2004 Plan, the “Plans”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1,000,000 shares of common stock. Unless terminated earlier by the Company’s Board of Directors, the 2006 Plan will terminate on July 21, 2017 and no additional awards may be made under the 2006 Plan after that date. The Company filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan which was approved on October 10, 2007.

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

The following table summarizes the common stock options activities for the three-months ended March 31, 2013 and 2012 (unaudited):

	For the Three Month Period Ended March 31,
	2013		2012
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31	2,574,749	$12.00	4,213,604	$11.40
Granted	27,000	$12.16	18,000	$11.01
Exercised	(80,256)	$11.31	(424,667)	$4.94
Cancelled / Forfeited	(4,613)	$9.65	(257,174)	$11.96

Outstanding at March 31	2,516,880	$12.03	3,549,763	$12.14

Shares Expected to Vest at March 31	408,065	$12.03	484,462	$12.14

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2013, options for approximately 2.1 million shares were exercisable at a weighted average exercise price of approximately $12.31 per share with weighted average of remaining contractual term of 1.80 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three-month periods ended March 31, 2013 and 2012:

	For Three Months Ended March 31,
	2013	2012
Expected Volatility	46.90%	46.70%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.65% - 0.80%	0.61% - 1.07%

The following table summarizes stock options outstanding and exercisable at March 31, 2013 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $8.49	46,248	4.01	$307,634	$5.60	46,248	4.01	$307,634	$5.60
$8.67 - $13.40	1,806,632	3.11	1,465,249	$11.46	1,398,567	2.21	771,543	$11.72
$13.87 - $14.02	664,000	0.78	—	$14.02	664,000	0.78	—	$14.02

$4.21 - $14.02	2,516,880	2.51	$1,772,883	$12.03	2,108,815	1.80	$1,079,177	$12.31

During the three months ended March 31, 2013 and 2012, the Company granted approximately 606,001 shares and 672,000 shares, respectively, of restricted stock pursuant to the Plans. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 will vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the three-month periods ended March 31, 2013 and 2012 was approximately $7.7 million and $7.3 million, respectively. During the three-month periods ended March 31, 2013 and 2012, the Company expensed approximately $1.1 million and $722,000 of compensation expense related to restricted stock, respectively. As of March 31, 2013, there was approximately $14.8 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.81 years.

The following table summarizes the activities for our unvested restricted stock for the three-months ended March 31, 2013 and 2012 (unaudited):

	For the Three Month Period Ended March 31,
	2013		2012
	Restricted Stock Units	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Exercise Price
Unvested at December 31	899,789	$10.73	621,509	$10.06
Granted	606,001	$12.72	671,859	$10.82
Vested	(201,263)	$10.39	(143,627)	$10.56
Forfeited	(6,076)	$10.54	—	$—
Unvested at March 31	1,298,451	$11.71	1,149,741	$10.44

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three Months Ended March 31,
(in thousands, except per share data)	2013	2012
Numerator
Net increase in net assets resulting from operations	$16,689	$17,105
Less: Dividends declared-common and restricted shares	(13,382)	(11,412)

Undistributed earnings	3,307	5,693

Undistributed earnings-common shares	3,307	5,693
Add: Dividend declared-common shares	13,051	11,136

Numerator for basic and diluted change in net assets per common share	$16,358	$16,829

Denominator

Basic weighted average common shares outstanding	53,682	47,018

Common shares issuable (including adjustment for dilutive effect of Convertible Senior Notes)	141	192

Weighted average common shares outstanding assuming dilution	53,823	47,210
Change in net assets per common share
Basic	$0.30	$0.36
Diluted	$0.30	$0.36

The Convertible Senior Notes may be surrendered for conversion during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day. For the purpose of calculating diluted earnings per share for the three-month period ended March 31, 2013, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes were included in this calculation because the trading price ($11.89) was less than the conversion price in effect for such period for the Convertible Senior Notes.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three-months ended March 31, 2013 and 2012, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 2,630,003 and 2,616,129 shares, respectively.

9. Financial Highlights

Following is a schedule of financial highlights for the three-months ended March 31, 2013 and 2012:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Per share data:
Net asset value at beginning of period	$9.75	$9.83
Net investment income(1)	0.28	0.24
Net realized gain (loss) on investments	0.03	0.06
Net unrealized appreciation (depreciation) on investments	(0.01)	0.06

Total from investment operations	0.30	0.36
Net increase/(decrease) in net assets from capital share transactions	0.18	(0.21)
Distributions	(0.25)	(0.24)
Stock-based compensation expense included in investment income(2)	0.02	0.02

Net asset value at end of period	$10.00	$9.76

Ratios and supplemental data:
Per share market value at end of period	$12.25	$11.08
Total return(3)	14.59%	19.89%
Shares outstanding at end of period	61,554	49,721
Weighted average number of common shares outstanding	53,682	47,018
Net assets at end of period	$615,608	$485,447
Ratio of operating expense to average net assets	12.23%	9.41%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	11.54%	9.73%
Average debt outstanding	$593,940	$292,832
Weighted average debt per common share	$11.06	$6.23

(1)	Net investment income per share is calculated as net investment income divided by the weighted average shares outstanding.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the three-month periods ended March 31, 2013 and 2012 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit, in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at March 31, 2013 totaled approximately $137.1 million. Approximately $83.6 million of these unfunded origination activity commitments as of March 31, 2013 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $93.0 million of non-binding term sheets outstanding at March 31, 2013. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $329,000 and $285,000 during the three-month periods ended March 31, 2013 and 2012, respectively.

Future commitments under the credit facility and operating leases were as follows at March 31, 2013:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$587,123	$—	$120,051	$71,707	$395,365
Operating Lease Obligations(5)	8,555	1,334	2,901	3,063	1,257

Total	$595,678	$1,334	$122,952	$74,770	$396,622

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)

Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $120.1 million in aggregate principal amount of the Asset-Backed Notes and $71.7 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.3 million at March 31, 2013.

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

11. Subsequent Events

Dividend Declaration

On April 29, 2013 the Board of Directors increased the quarterly dividend by $0.02, or approximately 8.0%, and declared a cash dividend of $0.27 per share to be paid on May 21, 2013 to shareholders of record as of May 14, 2013. This dividend will represent the Company’s thirty-first consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $8.16 per share.

Company Developments

In April 2013, Kroll Bond Rating Agency (“KBRA”) assigned the Company an investment grade corporate rating of BBB+. In addition, the Company’s two outstanding bond issuances of 7.00% Senior Notes due 2019, which trade on the NYSE under the symbols “HTGZ” and “HTGY,” were assigned a rating of BBB+.

Portfolio Company Developments

In April 2013, Japanese company Ajinomoto Co., Inc. (TYO: 2802) completed its acquisition of the Company’s portfolio company Althea Technologies.

In April 2013, Omthera Pharmaceuticals, Inc., (“OMTH”) completed its initial public offering of 8,000,000 shares of its common stock at $8.00 per share.

In April 2013, Portola Pharmaceuticals, Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering have not yet been determined.

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

Overview

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and clean-technology industries at all stages of development. We source our investments through our principal office located in Silicon Valley, as well as through our additional offices in Boston, MA, New York, NY, Chicago, IL, Boulder, CO and McLean, VA.

Our goal is to be the leading structured debt financing provider of choice for venture capital-backed companies in technology-related markets requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related markets including technology, biotechnology, life science, and clean-technology industries and to offer a full suite of growth capital products up and down the capital structure. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies and to a lesser extent public companies. We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments will typically be secured by some or all of the assets of the portfolio company.

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

We also make investments in qualifying small businesses through two wholly-owned SBICs, HT II and HT III. HT II and HT III hold approximately $152.7 million and $257.5 million in assets, respectively, and accounted for approximately 9.8% and 16.5% of our total assets prior to consolidation at March 31, 2013. We have issued $225.0 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum amount allowed for a group of SBICs under common control.

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

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We or our subsidiaries may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Portfolio and Investment Activity

The total value of our investment portfolio was $968.0 million at March 31, 2013 as compared to $906.3 million at December 31, 2012.

The fair value of the loan portfolio at March 31, 2013 was approximately $881.0 million, compared to a fair value of approximately $827.5 million at December 31, 2012. The fair value of the equity portfolio at March 31, 2013 was approximately $53.7 million, compared to a fair value of approximately $49.2 million at December 31, 2012. The fair value of the warrant portfolio at March 31, 2013 was approximately $33.3 million, compared to a fair value of approximately $29.5 million at December 31, 2012.

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

Our portfolio activity for the three-month periods ended March 31, 2013 (unaudited) and December 31, 2012 was comprised of the following:

(in millions)	March 31, 2013	December 31, 2012
Debt Commitments (1)
New portfolio company	$162.5	$362.3
Existing portfolio company	58.5	274.3

Total	$221.0	$636.6
Funded Debt Investments
New portfolio company	$46.3	$267.9
Existing portfolio company	90.0	191.4

Total	$136.3	$459.3
Funded Equity Investments
New portfolio company	$—	$6.0
Existing portfolio company	2.0	3.7

Total	$2.0	$9.7
Unfunded Contractual Commitments (2)
Total	$137.1	$61.9
Non-Binding Term Sheets
New portfolio company	$89.0	$70.0
Existing portfolio company	4.0	—

Total	$93.0	$70.0

(1)	Includes restructured loans and renewals.
(2)	Includes unfunded contractual commitments in 28 new and existing portfolio companies. Approximately $83.6 million of these unfunded origination activity commitments as of March 31, 2013 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the three-month period ended March 31, 2013, we received approximately $76.0 million in principal repayments, including approximately $35.0 million of principal repayments related to a renewal of an existing debt investment, $9.1 million of early principal repayments and approximately $31.9 million in scheduled principal payments.

Total portfolio investment activity (inclusive of unearned income) for the three-month period ended March 31, 2013 (unaudited) and for the year ended December 31, 2012 was as follows:

(in millions)	March 31, 2013	December 31, 2012
Beginning Portfolio	$906.3	$652.9
New Fundings	138.3	469.9
Warrants not related to current period fudings	0.7	(0.2)
Principal payments received on investments	(76.0)	(120.7)
Early payoffs	—	(125.1)
Restructure payoffs	(9.7)	(48.5)
Restructure fundings	9.7	85.0
Accretion of loan discounts and paid-in-kind principal	5.6	21.3
New loan fees	(2.2)	(12.8)
Conversion of “Other Assets”	—	9.6
Debt Converted to Equity	—	0.6
Proceeds from sale of investments	(1.4)	(7.2)
Net realized (loss) gain on investments	(1.6)	(14.1)
Net change in unrealized appreciation (depreciation)	(1.7)	(4.4)

Ending Portfolio	$968.0	$906.3

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2013 (unaudited) and December 31, 2012.

	March 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$700,498	72.4%	$652,041	72.0%
Senior secured debt	213,762	22.1%	205,049	22.6%
Preferred stock	39,504	4.1%	33,885	3.7%
Common Stock	14,220	1.4%	15,325	1.7%

	$967,984	100.0%	$906,300	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$963,809	99.6%	$901,041	99.4%
England	4,175	0.4%	5,259	0.6%

	$967,984	100.0%	$906,300	100.0%

As of March 31, 2013, we held warrants or equity positions in five companies which have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, ADMA Biologics, Inc., iWatt, Inc., Omthera Pharmaceuticals, Inc., Paratek Pharmaceuticals, Inc. and one company filed a Form S-1 Registration confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to approximately 14.0% as of March 31, 2013. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt. Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $2.6 million and $2.0 million of unamortized fees at March 31, 2013 and December 31, 2012, respectively, and approximately $8.6 million and $6.8 million in exit fees receivable at March 31, 2013 and December 31, 2012, respectively.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $779,000 and $298,000 in PIK income in the three-month periods ended March 31, 2013 and 2012.

In some cases, we may collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property.

At March 31, 2013, approximately 63.9% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 34.6% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.5% of portfolio company loans had an equipment only lien.

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

The effective yield on our debt investments during the three-month periods ended March 31, 2013 and 2012 was 14.3% and 14.6%. Excluding the effect of fee accelerations that occurred from early payoffs and one-time events, the adjusted effective yield for the three-month period ended March 31, 2013 was 13.8%. The adjusted effective yield for the three-month period ended December 31, 2012 was 13.6%. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter which exclude non-interest earning assets such as warrants and equity investments. The overall weighted average yield to maturity of our loan investments was approximately 13.01% at March 31, 2013, a slight increase compared to 12.91% at December 31, 2012. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Portfolio Composition

Our portfolio companies are primarily privately held companies and, to a lesser extent, public companies which are active in the drug discovery and development, internet consumer and business services, clean technology, software, drug delivery, medical device and equipment, media/content/info, communications and networking, information services, healthcare services, diagnostic, specialty pharmaceuticals, biotechnology tools, surgical devices, consumer and business products, semiconductors, electronics and computer hardware and therapeutic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value is often vested in intangible assets and intellectual property.

As of March 31, 2013, approximately 59.4% of the fair value of our portfolio was composed of investments in four industries: 20.3% was composed of investments in the drug discovery and development industry, 14.7% was composed of investments in the internet consumer and business services industry, 14.1% was composed of investments in the clean technology industry and 10.3% was composed of investments in the medical device and equipment industry.

The following table shows the fair value of our portfolio by industry sector at March 31, 2013 (unaudited) and December 31, 2012:

	March 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$196,506	20.3%	$188,479	20.8%
Internet Consumer & Business Services	142,362	14.7%	136,149	15.0%
Clean Tech	137,054	14.1%	126,600	14.0%
Medical Device & Equipment	99,896	10.3%	54,575	6.0%
Software	75,383	7.8%	70,838	7.8%
Drug Delivery	65,660	6.8%	74,218	8.2%
Information Services	52,342	5.4%	53,523	5.9%
Media/Content/Info	52,215	5.4%	51,534	5.7%
Healthcare Services, Other	31,416	3.2%	36,481	4.0%
Communications & Networking	30,681	3.2%	37,560	4.1%
Electronics & Computer Hardware	23,569	2.4%	12,715	1.4%
Diagnostic	15,196	1.6%	16,307	1.8%
Specialty Pharma	14,289	1.5%	12,473	1.4%
Surgical Devices	11,527	1.2%	11,358	1.3%
Consumer & Business Products	10,430	1.1%	13,723	1.5%
Biotechnology Tools	6,596	0.7%	6,845	0.8%
Semiconductors	2,862	0.3%	2,922	0.3%

	$967,984	100.0%	$906,300	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the three-months ended March 31, 2013 and the year ended December 31 2012, our ten largest portfolio companies represented approximately 33.1% and 35.2% of the total fair value of our investments in portfolio companies, respectively. At March 31, 2013 and December 31, 2012, we had four and eight investments, respectively, that represented 5% or more of our net assets. At March 31, 2013, we had five equity investments representing approximately 60.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2012, we had six equity investments which represented approximately 70.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of March 31, 2013, over 98.5% of our debt investments were in a senior secured first lien position, and more than 98.8% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. As a result, we believe we are well positioned to benefit should market rates increase. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of March 31, 2013, we held warrants in 117 portfolio companies, with a fair value of approximately $33.3 million. The fair value of the warrant portfolio has increased by approximately 12.9% as compared to the fair value of $29.5 million at December 31, 2012. These warrant holdings would require us to invest approximately $72.7 million to exercise such warrants. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.04x to 10.20x based on the historical rate of return on our investments. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”. Generally, under the 1940 Act, we are deemed to “control” a company in which we have invested if we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more but less than 25% of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments.

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three-month periods ended March 31, 2013 and 2012 (unaudited):

(in thousands)	March 31, 2013
Portfolio Company	Type	Fair Value at March 31, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Non-Controlled Affiliate	1,888	—	222	—	—
Optiscan BioMedical, Corp.	Non-Controlled Affiliate	12,308	610	212	—	—

Total		$14,196	$610	$434	$—	$—

(in thousands)	March 31, 2012
Portfolio Company	Type	Fair Value at March 31, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
MaxVision Holding, LLC.	Control	$675	$13	$26	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	1,094	6	1,076	—	—

Total		$1,769	$19	$1,102	$—	$—

At March 31, 2013, we did not hold any Control Investments. The Company’s investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of March 31, 2012, was liquidated during the year ended December 31, 2012. On July 31, 2012, we received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

During the year ended December 31, 2012, Gelesis, Inc. and Optiscan BioMedical, Corp. became non-controlled affiliates because we own 5% or more but less than 25% of the voting securities of the company.

We have one additional non-controlled affiliate investment, E-band Communications, Corp, that has a fair value of zero at March 31, 2013, and no investment income, unrealized depreciation, realized depreciation or realized loss for the three-month period ended March 31, 2013.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2013 (unaudited) and December 31, 2012, respectively:

	March 31, 2013			December 31, 2012
(in thousands)	Number of Companies	Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	16	$154,766	17.6%	9	$134,166	16.2%
2	50	580,767	65.9%	52	542,885	65.6%
3	19	134,650	15.3%	16	127,560	15.4%
4	3	5,278	0.6%	5	22,929	2.8%
5	3	5,550	0.6%	1	—	—

		$881,011	100.0%		$827,540	100.0%

As of March 31, 2013, our investments had a weighted average investment grading of 2.03 as compared to 2.06 at December 31, 2012. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve.

At March 31, 2013, we had two loans on non-accrual, one with a fair value of approximately $5.6 million and the other with no fair market value compared to one loan on non-accrual at December 31, 2012 with no fair market value.

Results of Operations

Comparison of the three-month period ended March 31, 2013 and 2012

Investment Income

Total investment income for the three-month period ended March 31, 2013 was approximately $31.0 million compared to $22.4 million in the first quarter of 2012.

Interest income for the three-month periods ended March 31, 2013 and 2012, totaled approximately $29.0 million compared to $20.3 million, respectively. The increase in interest income is attributable to an increase of loan interest income of approximately $7.0 million, back-end interest income of approximately $846,000, PIK interest income of approximately $481,000 and default interest income of approximately $461,000 for the three-month period ended March 31, 2013. The increase in interest income is attributable to growth in the overall loan portfolio.

Income from commitment, facility and loan related fees for the three-month periods ended March 31, 2013 and 2012, totaled approximately $2.0 million compared to $2.1 million, respectively. The decrease in fee income is attributable to fewer accelerations of fee income in the three-month period ended March 31, 2013.

The following table shows the PIK-related activity for the three-months ended March 31, 2013 and 2012, at cost (unaudited):

	Three months ended March 31, 2013
(in thousands)	2013	2012
Beginning PIK loan balance	$3,309	$2,041
PIK interest capitalized during the period	697	280
Payments received from PIK loans	(142)	—

Ending PIK loan balance	$3,864	$2,321

The increase in payments received from PIK loans and PIK interest capitalized during the three-months ended March 31, 2013 is due to the addition of seven PIK loans and the payoff of one PIK loan during the period ended March 31, 2013.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the three-month periods ended March 31, 2013 and 2012, respectively.

Operating Expenses

Operating expenses, which are comprised of interest and fees on borrowings, general and administrative and employee compensation, totaled approximately $15.9 million and $11.0 million during the three month periods ended March 31, 2013 and 2012, respectively.

Interest and fees on borrowings totaled approximately $8.7 million and $5.0 million during the three month periods ended March 31, 2013 and 2012, respectively. The increase is primarily attributed to interest and fee expenses of $3.2 million related to the 2019 Notes issued in April 2012 and September 2012 and $1.3 million related to the Asset-Backed Notes issued in December 2012. These expenses were partially offset by a decrease in interest and fees of approximately $710,000 associated with our SBA debentures due to the pay down in August 2012 of $12.0 million priced at 6.43%, including annual fees, and $12.75 million priced at 6.38%, including annual fees. Additional borrowings in November 2012 of SBA debentures priced on March 27, 2013 at 3.16%, including annual fees.

We had a weighted average cost of debt comprised of interest and fees of approximately 5.9% at March 31, 2013, as compared to 6.8% during March 31, 2012. The decrease was primarily driven by the Asset-Backed Notes issued in December 2012, which account for approximately 20.8% of our outstanding debt and accrue interest at 3.32%. As of March 31, 2013 the weighted average debt outstanding was approximately $593.9 million.

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, workout and various other expenses. Expenses increased to $2.2 million from $1.8 million for the three month periods ended March 31, 2013 and 2012, respectively. These increases were primarily due to increases of approximately $127,000, $112,000 and $67,000 related to office, transportation and outside consulting services as a result of increased headcount partially offset by a decrease of approximately $70,000 for accounting expenses in the three-month period ended March 31, 2013.

Employee compensation and benefits totaled approximately $3.8 million and $3.4 million during the three-month periods ended March 31, 2013 and 2012, respectively. The increase was primarily attributable to additional headcount to 61 employees at March 31, 2013 from 52 employees at March 31, 2012. Stock-based compensation totaled approximately $1.2 million and $826,000 during the three-month periods ended March 31, 2013 and 2012, respectively. These increases were due primarily to the expense on restricted stock grants of approximately 606,001 shares issued in the first quarter of 2013. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Income Tax Expense and Investment Gains and Losses

Net investment income before income tax expense for the three-month period ended March 31, 2013 totaled approximately $15.0 million as compared to $11.4 million in the three-month period ended March 31, 2012. The changes are made up of the items described above under “Investment Income” and “Operating Expenses”.

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

A summary of realized gains and losses for the three-month periods ended March 31, 2013 and 2012 is as follows:

	March 31,
(in thousands)	2013	2012
Realized gains	$3,613	$3,690
Realized losses	(1,622)	(813)

Net realized gains (losses)	$1,991	$2,877

During the three-month period ended March 31, 2013, we recognized net realized gains of approximately $2.0 million on the portfolio. During the three-month period ended March 31, 2013, we recorded gross realized gains of approximately $3.6 million from the sale of investments in three portfolio companies. These gains were partially offset by the liquidation of our investments in five portfolio companies of approximately $1.6 million in gross realized losses.

During the three-month period ended March 31, 2012, we recognized net realized gains of approximately $2.9 million on the portfolio. We recorded approximately $2.2 million and $1.3 million of realized gains from the sale of equity in BARRX Medical, Inc. and Aegerion Pharmaceuticals, Inc., respectively. These gains were partially offset by realized losses of approximately $459,000 from the sale of our common stock in two public portfolio companies and due to the liquidation of our warrants in one private portfolio company that had a cost basis of approximately $355,000.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three-month periods ended March 31, 2013 and 2012:

	March 31,
(in thousands)	2013	2012
Gross unrealized appreciation on portfolio investments	$13,224	$19,330
Gross unrealized depreciation on portfolio investments	(14,059)	(12,502)
Reversal of prior period net unrealized appreciation upon a realization event	(2,461)	(4,508)
Reversal of prior period net unrealized depreciation upon a realization event	1,613	429
Citigroup Warrant Participation	181	104

Net unrealized appreciation (depreciation) on portfolio investments	$(1,502)	$2,853

During the three-months ended March 31, 2013, we recorded approximately $1.5 million of net unrealized depreciation from our debt, equity and warrant investments. Approximately $1.9 million is attributed to net unrealized appreciation on equity, of which approximately $93,000 is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $268,000 is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $3.8 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $1.9 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $1.3 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. We recorded approximately $7.2 million of net unrealized depreciation on our debt investments.

During the three-month period ended March 31, 2013, net unrealized investment appreciation recognized by us was increased by approximately $181,000 as a result of current quarter depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement.

During the three-month period ended March 31, 2012, we recorded approximately $1.5 million of net unrealized depreciation on our debt investments and approximately $2.7 million and $1.5 million of net unrealized appreciation on our equity and warrant investments, respectively.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
(unaudited, in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(5.7)	$—	$—	$(5.7)

Reversals due to Loan Payoffs & Warrant/Equity sales	—	0.2	(1.0)	(0.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	0.1	0.2	0.3
Level 3 Assets	(1.5)	1.6	4.4	4.5

Total Fair Value Market/Yield Adjustments	(1.5)	1.7	4.6	4.8

Total Unrealized Appreciation/(Depreciation)	$(7.2)	$1.9	$3.6	$(1.7)

	Three Months Ended March 31, 2012
(unaudited, in millions)	Loans	Equity	Warrants	Total
Reversals of Prior Period Collateral based impairments	$1.3	$—	$—	$1.3

Reversals due to Loan Payoffs & Warrant/Equity sales	—	(2.9)	(1.2)	(4.1)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(0.3)	1.1	0.8
Level 3 Assets	(2.8)	5.9	1.6	4.7

Total Fair Value Market/Yield Adjustments	(2.8)	5.6	2.7	5.5

Total Unrealized Appreciation/(Depreciation)	$(1.5)	$2.7	$1.5	$2.7

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three-month periods ended March 31, 2013 and 2012, the net increase in net assets resulting from operations totaled approximately $16.7 million and $17.1 million, respectively. These changes are made up of the items previously described.

Basic and fully diluted net change in net assets per common share was $0.30 and $0.36 for the three-month periods ended March 31, 2013 and 2012, respectively.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Wells Facility, Union Bank Facility (together the “Credit Facilities”), SBA debentures, Convertible Senior Notes, 2019 Notes, Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the rotation of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

At March 31, 2013, we had $75.0 million of Convertible Senior Notes payable, $170.4 million of 2019 Notes, $120.1 million of Asset-Backed Notes and $225.0 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At March 31, 2013, we had $311.9 million in available liquidity, including $206.9 million in cash and cash equivalents. At March 31, 2013, we had available borrowing capacity of approximately $75.0 million under the Wells Facility and $30.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2013, we had approximately $810,000 of restricted cash. Our restricted cash consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized Asset-Backed Notes, based on current characteristics of the securitized loan portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three months ended March 31, 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

During the three-months ended March 31, 2013, our operating activities used $47.7 million of cash and cash equivalents, compared to $17.7 million used during the three-months ended March 31, 2012. The $30.0 million increase in cash used in operating activities resulted primarily from additional purchases of investments of approximately $74.1 million partially offset by an increase in principal payments received on investments of approximately $40.0 million. During the three months ended March 31, 2013, our investing activities used $864,000 of cash, compared to $12,000 during three months ended March 31, 2012. This $852,000 increase in cash used by investing activities was primarily due to an increase in cash collections of interest and principal payments, classified as restricted cash, on assets that are securitized. During the three-months ended March 31, 2013, our financing activities provided $72.5 million of cash, compared to $1.7 million during the three-months ended March 31, 2012. This $70.9 million increase in cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock of $47.4 million and a decrease in repayments of credit facilities of $25.6 million.

As of March 31, 2013, net assets totaled $615.6 million, with a net asset value per share of $10.00. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Additionally, we expect to raise additional capital to support our future growth through future equity and debt offerings, and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2012 Annual Shareholder Meeting held on May 30, 2012, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 20% of our outstanding common stock at a net price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available. We are seeking stockholder approval of this proposal again at our 2013 Annual Meeting of Shareholders.

On July 25, 2012, our Board of Directors approved an extension of the stock repurchase plan under the same terms and conditions that allowed us to repurchase up to $35.0 million of our common stock. The stock repurchase plan expired on February 26, 2013 and no shares were repurchased in 2013.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As of March 31, 2013 our asset coverage ratio under our regulatory requirements as a business development company was 329.1%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. Total leverage when including our SBA debentures was 203.7% at March 31, 2013. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage.

Outstanding Borrowings

At March 31, 2013 (unaudited) and December 31, 2012, we had the following borrowing capacity and outstanding amounts:

	March 31, 2013		December 31, 2012
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
Union Bank Facility	$30,000	$—	$30,000	$—
Wells Facility	75,000	—	75,000	—
Convertible Senior Notes(2)	75,000	71,707	75,000	71,436
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	120,051	120,051	129,300	129,300
SBA Debentures(3)	225,000	225,000	225,000	225,000

Total	$695,415	$587,122	$704,664	$596,100

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.3 million at March 31, 2013 and $3.6 million at December 31, 2012.

(3)	At March 31, 2013 and at December 31, 2012, the total available borrowings under the SBA was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our Credit Facilities, Convertible Senior Notes, 2019 Notes Payable, Asset-Backed Notes and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings in order to comply with certain covenants, including the ratio of total assets to total indebtedness. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of March 31, 2013 (unaudited) and December 31, 2012 were as follows:

(in thousands)	March 31, 2013	December 31, 2012
Wells Facility	$789	$867
SBA Debenture	5,668	5,877
Convertible Senior Notes	1,756	1,900
Asset-Backed Notes	3,809	4,074
2019 Notes	6,046	6,287

	$18,068	$19,005

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. As of March 31, 2013, we had unfunded commitments of approximately $137.1 million. Approximately $83.6 million of these unfunded debt commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $93.0 million of non-binding term sheets outstanding to seven new and existing companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2013 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$587,123	$—	$120,051	$71,707	$395,365
Operating Lease Obligations(5)	8,555	1,334	2,901	3,063	1,257

Total	$595,678	$1,334	$122,952	$74,770	$396,622

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4.
(3)

Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $120.1 million in aggregate principal amount of the Asset-Backed Notes and $71.7 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.3 million at March 31, 2013.

(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $329,000 and $285,000 during the three-month periods ended March 31, 2013 and 2012, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. HT II has a total of $76.0 million of SBA guaranteed debentures outstanding as of March 31, 2013 and has paid the SBA commitment fees of approximately $1.5 million. As of March 31, 2013, we held investments in HT II in 49 companies with a fair value of approximately $128.3 million, accounting for approximately 13.3% of our total portfolio at March 31, 2013.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of March 31, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of March 31, 2013. As of March 31, 2013, HT III has paid commitment fees of approximately $1.5 million. As of March 31, 2013, we held investments in HT III in 37 companies with a fair value of approximately $222.9 million accounting for approximately 23.0% of our total portfolio at March 31, 2013.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the three-months ended March 31, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.30%. The average amount of debentures outstanding for the three-months ended March 31, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.26%.

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

As of March 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at March 31, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

We reported the following SBA debentures outstanding as of March 31, 2013 (unaudited) and December 31, 2012:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	March 31, 2013	December 31, 2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended March 31, 2013, this non-use fee was approximately $94,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At March 31, 2013, there were no borrowings outstanding on this facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of March 31, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of the October 2012 follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for proceeds of approximately $95.8 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2013.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended March 31, 2013, this nonuse fee was approximately $37,500. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At March 31, 2013 there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of March 31, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of the January and October 2012 follow-on public offerings of 5.0 and 3.1 million shares of common stock, respectively, for total net proceeds of approximately $80.9 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for total net proceeds of approximately $95.6 million. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2013.

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

During the three-months ended March 31, 2013, we reduced our realized gain by approximately $207,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $181,000 as a result of current quarter depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $132,000 as of March 31, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between April 2013 and January 2017.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of March 31, 2013, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $71.7 million.

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

In accounting for the Convertible Senior Notes, we estimated that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes has initially been recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 7.9%

As of March 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(unaudited, in thousands)	As of March 31, 2013
Principal amount of debt	$75,000
Original issue discount, net of accretion	(3,294)

Carrying value of debt	$71,706

For the three-months ended March 31, 2013 and 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended March 31,
(unaudited, in thousands)	2013	2012
Stated interest expense	$1,125	$1,125
Accretion of original issue discount	271	271
Amortization of debt issuance cost	144	144

Total interest expense	$1,540	$1,540

Cash paid for interest expense	$—	$—

As of March 31, 2013, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note to our consolidated financial statements for more detail on the Convertible Senior Notes.

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

The April 2019 Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75.0 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our Credit Facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance, LLC.

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The September 2019 Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Second Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

For the three months ended March 31, 2013 and 2012, the components of interest expense and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended March 31,
(unaudited, in thousands)	2013	2012
Stated interest expense	$2,981	$—
Amortization of debt issuance cost	240	—

Total interest expense and fees	$3,222	$—

Cash paid for interest expense and fees	$2,998	$—

As of March 31, 2013, we are in compliance with the terms of the indenture governing the 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

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

The Loans are serviced by us pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. We perform certain servicing and administrative functions with respect to the Loans. We are entitled to receive a monthly fee from the Issuer for servicing the Loans. This servicing fee equals the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including December 5, 2012 through and including January 15, 2013 over 360) of 2.00% and the aggregate outstanding principal balance of the Loans, excluding all defaulted Loans and all purchased Loans, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including December 5, 2012, to the close of business on January 4, 2013).

We also serve as administrator to the Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At March 31, 2013 and December 31, 2012, the Asset-Backed Notes had an outstanding balance of $120.1 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. We have segregated these funds and classified them as Restricted Cash. There was approximately $810,000 of Restricted Cash as of March 31, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27

			$8.16

*	Dividend paid in cash and stock.

On April 29, 2013 the Board of Directors increased the quarterly dividend $0.02, or approximately 8.0%, and declared a cash dividend of $0.27 per share that is to be paid on May 21, 2013 to shareholders of record as of May 14, 2013. This dividend is our thirty-first consecutive quarterly dividend declaration since our initial public offering, and will bring the total cumulative dividend declared to date to $8.16 per share.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures (formerly known as SFAS No. 157, Fair Value Measurements). At March 31, 2013, approximately 79.9% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2013 (unaudited, in thousands)	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
Pharmaceuticals - Debt	$264,707	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.84% - 19.29% (2.0%) - 1.0%
		Option Pricing Model(b)	Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	57.97% 0.170% 12.17
Medical Devices - Debt	60,674	Market Comparable Companies	Hypothetical Market Yield Premium	16.77% 0.00% - 1.00%

Technology - Debt	164,844	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	12.36% - 19.30% (2.00%) - 2.00%
		Liquidation	Investment Collateral	$0.00 - $7.08 million

Clean Tech - Debt	105,436	Market Comparable Companies	Hypothetical Market Yield Premium	13.03% - 17.17% 0.00% - 1.00%
Lower Middle Market - Debt	285,350	Market Comparable Companies	Hypothetical Market Yield Premium	11.07% - 21.85% 0.00% - 1.00%
		Broker Quote(d)	Price Quotes	81.0% - 100% of par
			Market Comparable Index Yield Spreads	3.50% - 5.93%
			Par Value	$30.0 million

Total Level Three Debt Investments	$881,011

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

Clean Tech, above, aligns with the Clean Tech industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type -	Fair Value at March 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(unaudited, in thousands)
Level Three Equity Investments	$40,106	Market Comparable Companies	EBITDA Multiple(b)	4.30x - 24.55x
			Revenue Multiple(b)	0.59x - 16.29x
			Discount for Lack of Marketability(c)	10.4% - 25.20%

Level Three Warrant Investments	28,030	Market Comparable Companies	EBITDA Multiple(b)	4.30x - 24.55x
			Revenue Multiple(b)	0.59x - 16.29x
			Discount for Lack of Marketability(c)	10.4% - 25.20%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d)	43.53% - 140.36%
			Risk-Free Interest Rate	0.15% - 0.64%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$68,136

(a)	The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At March 31, 2013, we had two loans on non-accrual, one with a fair value of approximately $5.6 million and the other with no fair market value compared to one loan at December 31, 2012 with no fair market value.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $779,000 and $298,000 in PIK income in the three-month periods ended March 31, 2013 and 2012, respectively.

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

Subsequent Events

Dividend Declaration

On April 29, 2013 the Board of Directors increased the quarterly dividend by $0.02, or approximately 8.0%, and declared a cash dividend of $0.27 per share to be paid on May 21, 2013 to shareholders of record as of May 14, 2013. This dividend would represent our thirty-first consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $8.16 per share.

Closed and Pending Commitments

As of April 29, 2013, we have:

a.	Closed commitments of approximately $20.0 million to new and existing portfolio companies, and funded approximately $28.0 million since the close of the first quarter of 2013.

b.	Pending commitments (signed non-binding term sheets) of approximately $179.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
Q1-13 Closed Commitments	$224.0
Q2-13 Closed Commitments (as of April 29, 2013)	$20.0
Total year-to-date 2013 Closed Commitments(a)	$244.0
Pending Commitments (as of April 29, 2013)(b)	$179.0
Total 2013	$423.0

Notes:

a.	Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Company Developments

In April 2013, Kroll Bond Rating Agency (“KBRA”) assigned Hercules an investment grade corporate rating of BBB+. In addition, our two outstanding bond issuances of 7.00% Senior Notes due 2019, which trade on the NYSE under the symbols “HTGZ” and “HTGY,” were assigned a rating of BBB+.

Portfolio Company Developments

In April 2013, Japanese company Ajinomoto Co., Inc. (TYO: 2802) completed its acquisition of our portfolio company Althea Technologies.

In April 2013, Omthera Pharmaceuticals, Inc., (“OMTH”) completed its initial public offering of 8,000,000 shares of its common stock at $8.00 per share.

In April 2013, Portola Pharmaceuticals, Inc. filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering have not yet been determined.

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

We are subject to financial market risks, including changes in interest rates. During the three month period ended March 31, 2013, approximately 98.8% of the loans in our portfolio had variable rates based on floating Prime or LIBOR, or variable rates with a floor. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one percent increase in Prime or LIBOR on our floating rate assets would increase our net investment income by approximately $0.11 per average share over the next twelve months. Assuming no changes to our balance sheet as of March 31, 2013, a hypothetical one percent decrease in Prime or LIBOR on our floating rate assets would have no impact on our net investment income per average share over the next twelve months. This hypothetical result includes additional 1% interest on our idle cash funds as well as additional interest income on our investment portfolio. Our liabilities bear interest at fixed rates. We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three-month period ended March 31, 2013, we did not engage in interest rate hedging activities.

Interest rates on our borrowings are based primarily on LIBOR. Borrowings under our SBA program are fixed at the ten year treasury rate every March and September for borrowings of the preceding nine-months. Borrowings under the program are charged interest based on ten year treasury rates plus a spread and the rates are generally set for a pool of debentures issued by the SBA in nine-month periods. The rates of borrowings under the various draws from the SBA beginning in April 2007 and set semiannually in March and September range from 2.25% to 5.73%. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the three-month period ended March 31, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.3%. The average amount of debentures outstanding for the three-month period ended March 31, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.26%. Interest is payable semiannually and there are no principal payments required on these issues prior to maturity. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017.

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. For the three-month period ended March 31, 2013, this non-use fee was approximately $94,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through June 2014. At March 31, 2013, there was no debt outstanding under the Wells Facility.

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility required the payment of an unused fee of 0.50% annually. For the three-month period ended March 31, 2013, this non-use fee was approximately $37,500. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. There were no outstanding borrowings under this facility at March 31, 2013. On November 2, 2011, we renewed and amended the Union Bank Facility. The other terms of the Union Bank Facility generally remain unchanged, including the stated interest rate. The Union Bank Facility will mature on November 1, 2014, revolving through the first 24 months with a term out provision for the remaining 12 months.

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

Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including its chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended, that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2013 (unaudited) that represent greater than 5% of net assets:

	March 31, 2013
(in thousands)	Fair Value	Percentage of Net Assets
Box, Inc.	$48,455	7.9%
Merrimack Pharmaceuticals, Inc	$43,816	7.1%
BrightSource Energy, Inc.	$34,801	5.7%
Comverge, Inc.	$33,358	5.4%

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

Investing in publicly traded companies can involve a high degree of risk and can be speculative.

We have invested, and expect to continue to invest, a portion of our portfolio in publicly traded companies or companies that are in the process of completing their initial public offering, or IPO. As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions and may have a material impact on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2013, we issued approximately 40,000 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our dividend reinvestment plan was approximately $488,000.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 2, 2013	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 2, 2013	/S/ JESSICA BARON
Jessica Baron
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.