Form 10-Q
period 2013-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2013-08-01
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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

On July 30, 2013, there were 61,631,201 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,032,780 and $896,031, respectively)	$1,027,555	$894,428
Affiliate investments (cost of $17,222 and $18,307, respectively)	13,565	11,872

Total investments, at value (cost of $1,050,002 and $914,338, respectively)	1,041,120	906,300
Cash and cash equivalents	133,944	182,994
Restricted Cash	1,658	—
Interest receivable	10,245	9,635
Other assets	23,886	24,714

Total assets	$1,210,853	$1,123,643

Liabilities
Accounts payable and accrued liabilities	$11,402	$11,575
Long-term Liabilities (Convertible Senior Note)	71,977	71,436
Asset-Backed Notes	110,270	129,300
2019 Notes	170,364	170,364
Long-term SBA Debentures	225,000	225,000

Total liabilities	$589,013	$607,675
Commitments and Contingencies (Note 9)
Net assets consist of:
Common stock, par value	62	53
Capital in excess of par value	662,818	564,508
Unrealized depreciation on investments and other assets	(7,204)	(7,947)
Accumulated realized losses on investments	(32,732)	(36,916)
Distributions in excess of investment income	(1,104)	(3,730)

Total net assets	$621,840	$515,968

Total liabilities and net assets	$1,210,853	$1,123,643

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	61,637	52,925
Net asset value per share	$10.09	$9.75

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

(Dollars in thousands)	June 30, 2013	December 31, 2012
ASSETS
Restricted Cash	$1,658	$—
Total investments, at value (cost of $206,594 and $0, respectively)	203,869	226,997

Total assets	$205,527	$226,997

LIABILITIES
Asset-Backed Notes	$110,270	$129,300

Total liabilities	$110,270	$129,300

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income:
Interest Income
Non-Control/Non-Affiliate investments	$29,780	$20,934	$58,099	$40,989
Affiliate investments	514	205	1,124	450

Total interest income	30,294	21,139	59,223	41,439

Fees
Non-Control/Non-Affiliate investments	4,227	2,706	6,255	4,760
Affiliate investments	4	—	4	—
Control investments	—	13	—	26

Total fees	4,231	2,719	6,259	4,786

Total investment income	34,525	23,858	65,482	46,225

Operating expenses:
Interest	7,570	4,507	15,202	8,403
Loan fees	1,191	731	2,269	1,808
General and administrative	2,403	1,864	4,655	3,681
Employee Compensation:
Compensation and benefits	4,164	3,251	7,962	6,647
Stock-based compensation	1,587	1,195	2,753	2,002

Total employee compensation	5,751	4,446	10,715	8,649

Total operating expenses	16,915	11,548	32,841	22,541

Net investment income	17,610	12,310	32,641	23,684
Net realized gain on investments
Non-Control/Non-Affiliate investments	2,192	8,263	4,184	11,140

Total net realized gain on investments	2,192	8,263	4,184	11,140
Net unrealized appreciation (depreciation) on investments and other assets
Non-Control/Non-Affiliate investments	1,987	(21,295)	2,087	(19,761)
Affiliate investments	(910)	1,083	(1,344)	2,377
Control investments	—	(313)	—	(287)

Total net unrealized appreciation (depreciation) on investments and other assets	1,077	(20,525)	743	(17,671)

Total net realized (unrealized) gain (loss)	3,269	(12,262)	4,927	(6,531)

Net increase in net assets resulting from operations	$20,879	$48	$37,568	17,153

Net investment income before investment gains and losses per common share:
Basic	$0.29	$0.25	$0.56	$0.48

Change in net assets per common share:
Basic	$0.34	$—	$0.65	$0.35

Diluted	$0.34	$—	$0.64	$0.35

Weighted average shares outstanding
Basic	60,339	48,616	57,029	47,817

Diluted	61,145	48,687	57,802	47,948

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains(Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

Net increase in net assets resulting from operations	—	—	—	(17,671)	11,140	23,684	—	17,153
Issuance of common stock	490	—	2,674	—	—	—	—	2,674
Issuance of common stock under restricted stock plan	575	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	117	—	1,230	—	—	—	—	1,230
Retired shares from net issuance	(292)	—	(3,670)	—	—	—	—	(3,670)
Public Offering	5,000	5	47,649	—	—	—	—	47,654
Dividends declared	—	—	—	—	—	(23,340)	—	(23,340)
Stock-based compensation	—	—	2,039	—	—	—	—	2,039

Balance at June 30, 2012	49,743	$50	$534,165	$(21,102)	$(31,902)	$(6,088)	$(342)	$474,781

Balance at December 31, 2012	52,925	$53	$564,509	$(7,947)	$(36,916)	$(3,389)	$(342)	$515,968

Net increase in net assets resulting from operations	—	—	—	743	4,184	32,641	—	37,568
Issuance of common stock	612	1	7,250	—	—	—	—	7,251
Issuance of common stock under restricted stock plan	501	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	93	0	1,189	—	—	—	—	1,189
Retired shares from net issuance	(544)	(1)	(8,390)	—	—	—	—	(8,391)
Public Offering	8,050	8	95,469	—	—	—	—	95,477
Dividends declared	—	—	—	—	—	(30,014)	—	(30,014)
Stock-based compensation	—	—	2,792	—	—	—	—	2,792

Balance at June 30, 2013	61,637	$62	$662,818	$(7,204)	$(32,732)	$(762)	$(342)	$621,840

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$37,568	$17,153
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(341,678)	(177,725)
Principal payments received on investments	203,357	99,596
Proceeds from sale of investments	11,401	18,257
Net unrealized (appreciation) / depreciation on investments and other assets	(743)	17,671
Net realized gain on investments	(4,184)	(11,140)
Accretion of paid-in-kind principal	(1,420)	(584)
Accretion of loan discounts	(2,702)	(2,783)
Accretion of loan discount on Convertible Senior Notes	541	541
Accretion of loan exit fees	(4,465)	(2,111)
Change in deferred loan origination revenue	2,929	269
Unearned fees related to unfunded commitments	1,459	(1,280)
Amortization of debt fees and issuance costs	1,988	1,374
Depreciation	88	141
Stock-based compensation and amortization of restricted stock grants	2,792	2,040
Change in operating assets and liabilities:
Interest receivable	(610)	(1,292)
Prepaid expenses and other assets	153	(1,420)
Accounts payable	655	41
Accrued liabilities	(721)	(1,429)

Net cash used in operating activities	(93,593)	(42,681)
Cash flows from investing activities:
Purchases of capital equipment	(157)	(40)
Investment in restricted cash	(1,658)	—
Other long-term assets	(30)	—

Net cash used in investing activities	(1,845)	(40)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	94,250	46,658
Dividends paid	(28,825)	(22,110)
Issuance of 2019 Notes	—	43,000
Borrowings of credit facilities	—	15,000
Repayments of credit facilities	(19,036)	(46,307)
Cash paid for debt issuance costs	—	(1,854)

Net cash provided by financing activities	46,389	34,387

Net decrease in cash and cash equivalents	(49,049)	(8,334)
Cash and cash equivalents at beginning of period	182,994	64,474

Cash and cash equivalents at end of period	$133,944	$56,140

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maturity: Upon Liqudation
Paratek Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Debt
		Matures upon liqudation Interest rate Fixed 10.00%	$45	$45	$45
		Senior Debt
		Matures upon liqudation Interest rate Fixed 10.00%	$36	31	31
		Senior Debt
		Matures upon liqudation No intial interest rate	$28	28	28

Total Paratek Pharmaceuticals, Inc.				104	104
Maturity: Under 1 Year Maturity
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Senior Debt
		Matures November 2013 Interest rate Prime + 7.75% or Floor rate of 12.00%	$2,290	3,003	3,003
Maturity: 1-5 Years Maturity
ADMA Biologics, Inc.	Drug Discovery & Development	Senior Debt
		Matures April 2016 Interest rate Prime + 2.75% or Floor rate of 8.50%	$5,000	4,881	4,703
Anacor Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt
		Matures July 2017 Interest rate Prime + 6.40% or Floor rate of 11.65%	$30,000	28,890	28,890
Aveo Pharmaceuticals, Inc.(3)(11)	Drug Discovery & Development	Senior Debt
		Matures September 2015 Interest rate Prime + 7.15% or Floor rate of 11.90%	$24,206	24,206	24,448
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures October 2016 Interest rate Prime + 9.00% or Floor rate of 12.25%	$10,000	9,780	9,780
Cempra, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures June 2017 Interest rate Prime + 6.30% or Floor rate of 9.55%	$15,000	14,675	14,559
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt(4)
		Matures October 2015 Interest rate Prime + 3.25% or Floor rate of 8.50%	$18,799	18,542	17,942
Coronado BioSciences, Inc.(3)	Drug Discovery & Development	Senior Debt(11)
		Matures March 2016 Interest rate Prime + 6.00% or Floor rate of 9.25%	$15,000	14,916	14,389
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Debt
		Matures January 2015 Interest rate Prime + 4.40% or Floor rate of 10.15%	$7,148	7,051	6,922
Insmed, Inc.	Drug Discovery & Development	Senior Debt(11)
		Matures January 2016 Interest rate Prime + 4.75% or Floor rate of 9.25%	$20,000	19,584	19,426
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Debt
		Matures May 2016 Interest rate Prime + 5.30% or Floor rate of 10.55%	$40,000	40,013	38,974
Neuralstem, Inc.(3)	Drug Discovery & Development	Senior Debt
		Matures June 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$8,000	7,726	7,726
NeurogesX, Inc.	Drug Discovery & Development	Senior Debt
		Matures February 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%	$3,876	4,285	4,285

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
UniQure Biopharma B.V.(5)(10)	Drug Discovery & Development	Senior Debt
		Matures October 2016 Interest rate Prime + 8.60% or Floor rate of 11.85%	$10,000	$9,831	$9,831

Total Debt Drug Discovery & Development (32.96%)*				207,487	204,982

Maturity: 1-5 Years Maturity
Bridgewave Communications	Communications & Networking	Senior Debt
		Matures March 2016 Interest rate Prime + 8.00% or PIK Interest 8.00%	$7,500	7,451	3,911
OpenPeak, Inc.	Communications & Networking	Senior Debt(11)
		Matures July 2015 Interest rate Prime + 8.75% or Floor rate of 12.00%	$12,805	13,187	13,315
Spring Mobile Solutions, Inc.	Communications & Networking	Senior Debt
		Matures November 2016 Interest rate Prime + 8.00% or Floor rate of 11.25% Deferred Interest 2.50%	$20,000	19,381	19,381
UPH Holdings, Inc.(8)	Communications & Networking	Senior Debt
		Matures April 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$5,971	5,859	5,500
		Senior Debt
		Matures September 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$338	334	—
		Senior Debt
		Matures January 2017 Interest rate Libor + 11.00% or Floor rate of 13.50%	$3,594	3,594	—

Total UPH Holdings, Inc.				9,787	5,500

Total Debt Communications & Networking (6.77%)*				49,806	42,107

Maturity: 1-5 Years Maturity
Clustrix, Inc.	Electronics & Computer Hardware	Senior Debt
		Matures December 2015 Interest rate Prime + 6.50% or Floor rate of 9.75%	$639	622	622
Identive Group, Inc. (3)	Electronics & Computer Hardware	Senior Debt(11)
		Matures November 2015 Interest rate Prime + 7.75% or Floor rate 11.00%	$7,284	7,326	7,134

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
OCZ Technology Group, Inc.(3)	Electronics & Computer Hardware	Senior Debt
		Matures April 2016 Interest rate Prime + 8.75% or Floor rate of 12.50%, PIK Interest 3.00%	$10,000	$9,449	$9,359
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Senior Debt
		Matures October 2016 Interest rate Prime + 12.75% or Floor rate of 16.00%, PIK Interest 4.00%	$2,000	1,895	1,895

Total Debt Electronics & Computer Hardware (3.06%)				19,292	19,010

Maturity: Upon Liquidation
Tada Innovations, Inc.(9)	Software	Senior Debt
		Matures upon liqudation Interest rate Fixed 8.00%	$100	100	—
Maturity: 1-5 Years Maturity
Box, Inc.	Software	Senior Debt(4)
		Matures March 2016 Interest rate Prime + 3.75% or Floor rate of 7.50%	$10,000	9,987	9,675
		Senior Debt(4)
		Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$712	781	781
		Senior Debt(11)
		Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%	$20,000	20,285	19,884

Total Box, Inc.				31,053	30,340
Clickfox, Inc.	Software	Senior Debt
		Matures November 2015 Interest rate Prime + 8.25% or Floor rate of 11.50%	$7,159	6,680	6,895
EndPlay, Inc.	Software	Senior Debt
		Matures August 2015 Interest rate Prime + 7.35% or Floor rate 10.6%	$1,935	1,894	1,886
Hillcrest Laboratories, Inc	Software	Senior Debt
		Matures July 2015 Interest rate Prime + 7.50% or Floor rate of 10.75%	$3,406	3,355	3,341
JackBe Corporation	Software	Senior Debt
		Matures January 2016 Interest rate Prime + 7.25% or Floor rate of 10.50%	$3,000	2,944	2,982
Kxen, Inc.	Software	Senior Debt(4)
		Matures January 2015 Interest rate Prime + 5.08% or Floor rate of 8.33%	$1,814	1,876	1,741
Mobile Posse, Inc.	Software	Senior Debt
		Matures December 2016 Interest rate Prime + 7.50% or Floor rate of 10.75%	$4,000	3,809	3,809

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Neos Geosolutions, Inc.	Software	Senior Debt
		Matures May 2016 Interest rate Prime + 5.75% or Floor rate of 9.50%	$4,000	$3,982	$3,836
StartApp, Inc.	Software	Senior Debt
		Matures March 2017 Interest rate Prime + 7.75% or Floor rate of 11.00%	$2,500	2,468	2,468
TouchCommerce, Inc.	Software	Senior Debt
		Matures June 2017 Interest rate Prime + 6.00% or Floor rate of 10.25%	$5,000	4,683	4,684
Total TouchCommerce, Inc.	Software	Revolving Line of Credit
		Matures December 2014 Interest rate Prime + 2.25% or Floor rate of 6.50%	$2,111	2,046	2,046

Total Debt Software (10.30%)*				64,890	64,028

Maturity: Under 1 Year Maturity
Quatrx Pharmaceuticals Company(9)	Specialty Pharmaceuticals	Senior Debt
		Matures March 2014 Interest rate Fixed 8.00%	$1,888	1,888	3,074
Maturity: 1-5 Years Maturity
Rockwell Medical, Inc.	Specialty Pharmaceuticals	Senior Debt
		Matures December 2016 Interest rate Prime + 9.25% or Floor rate of 12.50%	$20,000	19,770	19,770

Total Debt Specialty Pharmaceuticals 3.67%)*				21,658	22,844

Maturity: 1-5 Years Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Debt
		Matures January 2015 Interest rate Prime + 10.60% or Floor rate of 13.85%	$1,453	1,427	1,398

Total Debt Semiconductors (0.22%)*				1,427	1,398

Maturity: Under 1 Year Maturity
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt
		Matures October 2013 Interest rate Prime + 6.50% or Floor rate of 10.75%	$2,098	2,527	2,527
Maturity: 1-5 Years Maturity
AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 3.25% or Floor rate of 8.50%	$12,525	12,540	12,323
BIND Biosciences, Inc.	Drug Delivery	Senior Debt
		Matures September 2016 Interest rate Prime + 7.00% or Floor rate of 10.25%	$4,500	4,372	4,372

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Intelliject, Inc.	Drug Delivery	Senior Debt(11)
		Matures June 2016 Interest rate Prime + 5.75% or Floor rate of 11.00%	$15,000	$14,850	$15,201
Nupathe, Inc.(3)	Drug Delivery	Senior Debt
		Matures May 2016 Interest rate Prime - 3.25% or Floor rate of 9.85%	$8,500	8,275	8,335
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt
		Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$14,705	14,787	14,470

Total Debt Drug Delivery (9.20%)*				57,351	57,228

Maturity: Under 1 Year Maturity
Loku, Inc.(9)	Internet Consumer & Business Services	Senior Debt
		Matures June 2013 Interest rate Fixed 6.00%	$100	100	—
Tectura Corporation	Internet Consumer & Business Services	Revolving Line of Credit
		Matures July 2013 Interest rate LIBOR + 10.75% or Floor rate of 14.00% PIK Interest 4.50%	$16,340	18,197	17,579
		Senior Debt
		Matures July 2013 Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	563
		Senior Debt
		Matures July 2013 Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$4,000	4,000	4,000

Total Tectura Corporation				22,760	22,142
Maturity: 1-5 Years Maturity
Ahhha, Inc.(8)	Internet Consumer & Business Services	Senior Debt
		Matures January 2015 Interest rate Fixed 12.00%	$350	347	—
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%	$7,770	7,561	7,433
CashStar, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures June 2016 Interest rate Prime + 6.25% or Floor rate 10.50%, PIK Interest 1.00%	$4,000	3,899	3,899
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Debt
		Matures March 2016 Interest rate Fixed 12.50%, PIK Interest 1.50%	$26,000	25,792	24,798
Just.Me, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures June 2015 Interest rate Prime + 2.50% or Floor rate 5.75%	$722	714	—
		Senior Debt
		Matures June 2015 Interest rate Prime + 5.00% or Floor rate 8.25%	$723	710	694

Total Just.Me, Inc.				1,423	694
NetPlenish, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures April 2015 Interest rate Fixed 10.00%	$496	488	250
Progress Financial Corporation	Internet Consumer & Business Services	Senior Debt
		Matures July 2014 Interest rate Prime + 6.75% or Floor rate 12.00%	$5,000	4,860	4,860
Reply! Inc.	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 6.875% or Floor rate of 10.125% PIK Interest 2.00%	$11,031	10,996	10,847

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
		Senior Debt(11)
		Matures September 2015 Interest rate Prime + 7.25% or Floor rate of 11.00% PIK Interest 2.00%	$2,000	$1,980	$1,999
		Senior Debt
		Matures February 2016 Interest rate Prime + 7.25% or Floor rate of 10.50% PIK Interest 2.00%	$3,000	2,992	2,928

Total Reply! Inc.				15,968	15,774
Second Rotation, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures April 2016 Interest rate Prime + 7.00% or Floor rate of 10.25% , PIK Interest 2.50%	$12,142	12,096	12,096
		Revolving Line of Credit
		Matures October 2014 Interest rate Prime + 6.50% or Floor rate of 9.75%	$1,050	1,009	1,009

Total Second Rotation, Inc.				13,105	13,105
ShareThis, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures June 2016 Interest rate Prime + 7.50% or Floor rate of 10.75%	$15,000	14,430	14,430
Tectura Corporation	Internet Consumer & Business Services	Senior Debt
		Matures December 2014 Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,419	6,419
Trulia, Inc.(3)	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$4,535	4,481	4,388
		Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$4,550	4,495	4,277

Total Trulia, Inc.				8,976	8,665

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt
		Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	$7,835	$7,289
		Senior Debt
		Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$9,528	9,511	8,919

Total Vaultlogix, Inc.				17,346	16,208
Wavemarket, Inc.	Internet Consumer & Business Services	Senior Debt(11)
		Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%	$10,000	9,877	9,602

Total Debt Internet Consumer & Business Services (23.85%)*				153,352	148,279

Maturity: Under 1 Year Maturity
InXpo, Inc.		Senior Debt
	Information Services	Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%	$2,550	2,469	2,294
Maturity: 1-5 Years Maturity
Cha Cha Search, Inc.	Information Services	Senior Debt
		Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$2,081	2,058	2,022
Eccentex Corporation	Information Services	Senior Debt(11)
		Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%	$866	856	370
Jab Wireless, Inc.	Information Services	Senior Debt
		Matures November 2017 Interest rate Prime + 6.75% or Floor rate of 8.00%	$30,000	29,803	29,844
		Senior Debt
		Matures November 2017 Interest rate Prime + 6.75% or Floor rate of 8.00%	$2,000	1,996	1,996

Total Jab Wireless, Inc.				31,799	31,840
Womensforum.com, Inc.	Information Services	Senior Debt(11)
		Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$7,800	7,667	7,128
		Senior Debt(11)
		Matures October 2016 Interest rate LIBOR + 7.50% or Floor rate of 10.25% PIK Interest 2.00%	$4,500	4,480	4,149

Total Womensforum.com, Inc.				12,147	11,277

Total Debt Information Services (7.69%)*				49,329	47,803

Maturity: Upon Liquidation
Novasys Medical, Inc.(9)	Medical Device & Equipment	Senior Debt
		Matures upon liqudation Interest rate Fixed 8.00%	$35	34	34
Maturity: Under 1 Year Maturity
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Senior Debt
		Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$8,260	9,380	9,544
Oraya Therapeutics, Inc.(9)	Medical Device & Equipment	Senior Debt(11)
		Matures December 2013 Interest rate Fixed 7.00%	$500	500	500
Maturity: 1-5 Years Maturity
Lanx, Inc.	Medical Device & Equipment	Senior Debt
		Matures October 2016 Interest rate Prime + 8.00% or Floor rate of 11.75% PIK Interest 2.00%	$13,953	13,634	14,053
		Revolving Line of Credit
		Matures October 2015 Interest rate Prime + 5.25% or Floor rate of 9.00%	$5,500	5,229	5,055

Total Lanx, Inc.				18,863	19,108

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Medrobotics Corporation	Medical Device & Equipment	Senior Debt
		Matures March 2016 Interest rate Prime + 7.85% or Floor rate of 11.10%	$5,000	$4,823	$4,823
MELA Sciences, Inc.(3)	Medical Device & Equipment	Senior Debt
		Matures November 2016 Interest rate Prime + 7.20% or Floor rate of 10.45%	$6,000	5,713	5,748
NinePoint Medical, Inc.	Medical Device & Equipment	Senior Debt
		Matures January 2016 Interest rate Prime + 5.85% or Floor rate of 9.10%	$7,000	6,858	6,696
Oraya Therapeutics, Inc.	Medical Device & Equipment	Senior Debt
		Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 10.25%	$8,852	8,715	8,798
United Orthopedic Group, Inc.	Medical Device & Equipment	Senior Debt
		Matures July 2016 Interest rate Prime + 8.60% or Floor rate of 11.85%	$25,000	24,437	24,437
SonaCare Medical, LLC	Medical Device & Equipment	Senior Debt(11)
		Matures April 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$10,000	9,842	9,784

Total Debt Medical Device & Equipment (14.39%)*				89,165	89,472

Maturity: 1-5 Years Maturity
Tethys Bioscience Inc.	Diagnostic	Senior Debt(11)
		Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%	$10,000	10,175	10,159

Total Debt Diagnostic (1.63%)*				10,175	10,159

Maturity: 1-5 Years Maturity
Labcyte, Inc.	Biotechnology Tools	Senior Debt(11)
		Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%	$5,000	4,976	4,941

Total Debt Biotechnology Tools (0.79%)*				4,976	4,941

Maturity: 1-5 Years Maturity

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
MDeverywhere, Inc.	Healthcare Services, Other	Senior Debt
		Matures June 2016 Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$2,000	$1,866	$1,866
MedCall, LLC	Healthcare Services, Other	Senior Debt
		Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%	$4,648	4,603	4,305
		Senior Debt
		Matures January 2016 Interest rate LIBOR +8.00% or Floor rate of 10.00%	$3,825	3,774	3,603

Total MedCall, LLC				8,377	7,908
Orion HealthCorp, Inc.	Healthcare Services, Other	Senior Debt
		Matures June 2017 Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$9,000	8,807	8,807
	Healthcare Services, Other	Senior Debt
		Matures June 2017 Interest rate LIBOR + 10.50% or Floor rate of 12.00% PIK Interest 3.00%	$6,500	6,361	6,361
	Healthcare Services, Other	Revolving Line of Credit
		Matures June 2016 Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$500	457	457

Total Orion HealthCorp, Inc.				15,625	15,625
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt
		Matures January 2015 Interest rate LIBOR + 9.00% or Floor rate of 11.50%	$2,579	2,627	2,567
	Healthcare Services, Other	Revolving Line of Credit
		Matures January 2015 Interest rate LIBOR + 11.00% or Floor rate of 14.00%, PIK interest 3.75%	$5,900	6,721	6,495

Total Pacific Child & Family Associates, LLC				9,348	9,062
ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt
		Matures February 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%	$13,427	13,280	13,038

Total Debt Health Services, Other (7.64%)*				48,496	47,499

Maturity: 1-5 Years Maturity
Entrigue Surgical, Inc.	Surgical Devices	Senior Debt
		Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$1,898	1,899	1,899
Transmedics, Inc.	Surgical Devices	Senior Debt
		Matures November 2015 Interest rate Fixed 12.95%	$7,250	7,144	7,144

Total Debt Surgical Devices (1.46%)*				9,043	9,043

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Maturity: 1-5 Years Maturity
Westwood One Communications	Media/Content/ Info	Senior Debt
		Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$18,157	$16,930	$16,910
Zoom Media Corporation	Media/Content/ Info	Senior Debt
		Matures December 2015 Interest rate Prime + 7.25% or Floor rate of 10.50%, PIK 3.75%	$5,000	4,835	4,761
	Media/Content/ Info	Revolving Line of Credit
		Matures December 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$4,000	3,772	3,576

Total Zoom Media Corporation				8,607	8,337

Total Debt Media/Content/Info (4.06%)*				25,537	25,247

Maturity: Under 1 Year Maturity
BrightSource Energy, Inc.	Clean Tech	Senior Debt
		Matures January 2014 Interest rate Prime + 8.25% or Floor rate of 11.50%	$35,000	34,913	34,913
Maturity: 1-5 Years Maturity
Agrivida, Inc.	Clean Tech	Senior Debt
		Matures December 2016 Interest rate Prime + 6.75% or Floor rate of 10.00%	$6,000	5,780	5,780
Alphabet Energy, Inc.	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%	$1,558	1,486	1,486
American Supercondutor Corporation(3)	Clean Tech	Senior Debt(11)
		Matures December 2014 Interest rate Prime + 7.25% or Floor rate of 11.00%	$6,923	7,102	7,102
Bioamber, Inc.(5)(10)	Clean Tech	Senior Debt
		Matures June 2016 Interest rate Prime + 6.75% or Floor rate of 10.00%	$25,000	24,375	24,375
Enphase Energy, Inc.	Clean Tech	Senior Debt(11)
		Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.00%	$2,564	2,583	2,550
	Clean Tech	Senior Debt
		Matures August 2016 Interest rate Prime + 8.25% or Floor rate of 11.50%	$7,400	7,379	7,207

Total Enphase Energy, Inc.				9,962	9,757
Fulcrum Bioenergy, Inc.	Clean Tech	Senior Debt
		Matures March 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$10,000	9,882	9,882
Glori Energy, Inc.	Clean Tech	Senior Debt(11)
		Matures June 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$7,111	7,071	7,045

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Scifiniti (fka Integrated Photovoltaics, Inc.)	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%	$2,032	$1,976	$1,960
Polyera Corporation	Clean Tech	Senior Debt
		Matures June 2016 Interest rate Prime + 6.75% or Floor rate of 10.00%	$3,000	2,990	2,883
Redwood Systems, Inc.	Clean Tech	Senior Debt
		Matures February 2016 Interest rate Prime + 6.50% or Floor rate of 9.75%	$5,000	5,024	5,024
SCIenergy, Inc.	Clean Tech	Senior Debt(4)
		Matures September 2015 Interest rate Prime + 8.75% or Floor rate 12.00%	$4,979	4,954	5,038
Stion Corporation	Clean Tech	Senior Debt(4)
		Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$5,927	6,024	5,945
TAS Energy, Inc.	Clean Tech	Senior Debt
		Matures February 2015 Interest rate Prime + 7.75% or Floor rate of 11.00%	$15,000	14,753	15,054
		Senior Debt
		Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$5,000	4,812	4,745

Total TAS Energy, Inc.				19,565	19,799
TPI Composites, Inc.	Clean Tech	Senior Debt
		Matures June 2016 Interest rate Prime + 8.00% or Floor rate of 11.25%	$15,000	14,639	14,639

Total Debt Clean Tech (25.03%)*				155,743	155,628

Total Debt (152.72%)				$967,727	$949,668

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
ADMA Biologics, Inc.	Drug Discovery & Development	Common Stock Warrants		25,000	$129	$146
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		46,446	39	52
		Preferred Stock Warrants	Series B	110,270	35	52

Total Warrants Acceleron Pharmaceuticals, Inc.				156,716	74	104
Anacor Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Preferred Stock Warrants	Series A		1,155	1,233
Anthera Pharmaceuticals Inc.(3)	Drug Discovery & Development	Common Stock Warrants		321,429	984	27
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		679,040	300	262
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		39,038	458	356
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Preferred Stock Warrants	Series D	325,261	490	500
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series C	400,000	367	207
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		73,009	142	235
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		50,000	28	6
		Preferred Stock Warrants	Series A	525,000	236	66
		Preferred Stock Warrants	Series B	660,000	311	82

Total Warrants Dicerna Pharmaceuticals, Inc.				1,235,000	575	154
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		22,408	231	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		302,143	155	777
Neuralstem, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		608,695	295	445
Omthera Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Preferred Stock Warrants	Series A		212	492
Portola Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Preferred Stock Warrants	Series B	687,023	152	631

Total Warrants Drug Discovery & Development (0.90%)*					5,719	5,569

Bridgewave Communications	Communications & Networking	Preferred Stock Warrants	Series 5	2,942,618	753	—
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	117,958	102	183
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A	450,000	94	12
OpenPeak, Inc.	Communications & Networking	Preferred Stock Warrants	Series E	25,646	149	—
PeerApp, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	298,779	61	49
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A	135,000	95	344
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B	1,136,277	52	79
UPH Holdings, Inc.(8)	Communications & Networking	Common Stock Warrants		145,877	130	—
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	110,000	123	71
Spring Mobile Solutions, Inc.	Communications & Networking	Preferred Stock Warrants	Series A		418	507
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	158,536	53	182
		Preferred Stock Warrants	Series D	72,727	65	79

Total Stoke, Inc.				231,263	118	261

Total Warrants Communications & Networking (0.24%)*					2,095	1,506

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock Warrants	Series D	392,670	$121	$182
Box, Inc.	Software	Preferred Stock Warrants	Series C	271,070	117	2,485
		Preferred Stock Warrants	Series B	199,219	73	3,549
		Preferred Stock Warrants	Series D-1	62,255	194	382

Total Box, Inc.				532,544	384	6,416
Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A	168,750	188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B	522,823	108	184
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B	1,038,563	329	474
		Preferred Stock Warrants	Series C	592,019	730	296

Total Clickfox, Inc.				1,630,582	1,059	770
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants		718,860	1,434	36
Endplay, Inc.	Software	Preferred Stock Warrants	Series B	180,000	67	—
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D	399,687	99	411
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants	Series E	1,865,650	55	170
JackBe Corporation	Software	Preferred Stock Warrants	Series C	180,000	73	—
Kxen, Inc.	Software	Preferred Stock Warrants	Series D	184,614	47	10
Mobile Posse, Inc.	Software	Preferred Stock Warrants	Series A		130	129
Neos Geosolutions, Inc.	Software	Preferred Stock Warrants	Series 3	221,150	21	29
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B	41,266	117	—
SugarSync Inc.	Software	Preferred Stock Warrants	Series CC	332,726	78	153
		Preferred Stock Warrants	Series DD	107,526	34	34

Total SugarSync Inc.				440,252	112	187
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A	20,833	25	—
TouchCommerce, Inc.	Software	Preferred Stock Warrants	Series A	992,595	252	250
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2	124,295	53	4
WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A	100,000	238	65

Total Warrants Software (1.42%)*					4,583	8,843

Clustrix, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series B	49,732	12	3
OCZ Technology Group, Inc.(3)	Electronics & Computer Hardware	Common Stock Warrants		688,073	803	973
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Preferred Stock Warrants	Series A	552,467	124	128

Total Warrant Electronics & Computer Hardware (0.18%)*					939	1,104

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E	340,534	307	—

Total Warrants Specialty Pharmaceuticals (0.00%)*					307	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
CashStar, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	454,545	$102	$101
IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants		650,000	275	350
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	99,286	24	88
Progress Financial Corporation	Consumer & Business Products	Preferred Stock Warrants	Series A	130,175	40	40
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	1,821,429	174	6
ShareThis, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series B	535,905	547	476
Wavemarket, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series E	1,083,333	106	52

Total Warrant Consumer & Business Products (0.18%)*					1,268	1,113

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D	360,000	160	120
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C	558,748	46	460
		Preferred Stock Warrants	Series D	1,954,762	583	1,963

Total iWatt, Inc.				2,513,510	629	2,423
Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B	319,352	91	—

Total Warrants Semiconductors (0.41%)*					880	2,543

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		274,508	178	665
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		37,639	645	2
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1	150,000	291	451
		Preferred Stock Warrants	Series D	1,954,762	76	85

Total BIND Biosciences, Inc.				2,104,762	367	536
Intelliject, Inc.	Drug Delivery	Preferred Stock Warrants	Series B	82,500	594	1,094
NuPathe, Inc.(3)	Drug Delivery	Common Stock Warrants		106,631	139	136
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D	269,663	557	413
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		61,452	87	17

Total Warrant Drug Delivery (0.46%)*					2,567	2,863

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	439,336	323	533
		Preferred Stock Warrants	Series C	234,280	636	357

Total Blurb, Inc.				673,616	959	890
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		53,084	38	—
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants	Series A	102,299	20	—
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	200,000	43	—
Reply! Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	137,225	320	227
Second Rotation, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series D	151,827	165	285
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1	253,378	51	—

Total Warrants Internet Consumer & Business Services (0.23%)*					1,596	1,402

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B	19,962	$9	$—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F	48,232	58	3
Eccentex Corporation	Information Services	Preferred Stock Warrants	Series A	408,719	31	—
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B	190,234	230	653
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C	648,400	98	33
		Preferred Stock Warrants	Series C-1	582,015	49	29

Total InXpo, Inc.				1,230,415	147	62
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A	266,567	265	365
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D	112,749	98	30
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series A-2	111,311	96	496

Total Warrants Information Services (0.26%)*					934	1,609

Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	263,688	78	14
Lanx, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	1,203,369	441	975
Medrobotics Corporation	Medical Device & Equipment	Preferred Stock Warrants	Series D	424,008	343	406
MELA Sciences, Inc.(3)	Medical Device & Equipment	Preferred Stock Warrants	Series A	693,202	401	254
NinePoint Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series A	350,000	170	154
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series D	580,447	131	—
		Common Stock Warrants		109,449	2	—

Total Novasys Medial, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock Warrants	Series D	6,206,187	1,252	364
Oraya Therapeutics, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	716,948	676	274
		Common Stock Warrants		95,498	66	56

Total Oraya Therapeutics, Inc.				812,446	742	330
United Orthopedic Group, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series A	423,076	608	756
SonaCare Medical, LLC	Medical Device & Equipment	Preferred Stock Warrants	Series G	141,388	188	120

Total Warrants Medical Device & Equipment (0.54%)*					4,356	3,373

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants		333,333	244	286
Tethys Bioscience, Inc.	Diagnostic	Preferred Stock Warrants	Series E	617,683	148	97

Total Warrants Diagnostic (0.06%)*					392	383

Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series C	1,127,624	323	134
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B	204,545	45	215
		Preferred Stock Warrants	Series C	30,114	33	11

Total NuGEN Technologies, Inc.				234,659	78	226

Total Warrants Biotechnology Tools (0.06%)*					401	360

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	62,500	$87	$282
Transmedics, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	40,436	225	5
		Preferred Stock Warrants	Series D	175,000	100	365

Total Transmedics, Inc.				215,436	325	370
Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants	Series C	1,756,444	394	316

Total Warrants Surgical Devices (0.16%)*					806	968

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants	Series C	110,018	60	164
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants	Series D	407,457	482	—
Zoom Media Group, Inc.	Media/Content/ Info	Preferred Stock Warrants	n/a	1,204	348	365

Total Warrants Media/Content/Info (0.08%)*					890	529

MDeverywhere, Inc.	Healthcare Services, Other	Preferred Stock Warrants	Series A	129	94	94

Total Warrants Healthcare Services (0.01%)*					94	94

Agrivida, Inc.	Clean Tech	Preferred Stock Warrants	Series A	77,447	120	119
Alphabet Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A	86,328	83	180
American Supercondutor Corporation(3)	Clean Tech	Common Stock Warrants		139,275	244	94
BrightSource Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D	174,999	675	52
		Preferred Stock Warrants	Series D	1,954,762	104	105

Total BrightSource Energy, Inc.				2,129,761	779	157
Calera, Inc.	Clean Tech	Preferred Stock Warrants	Series C	44,529	513	-
EcoMotors, Inc.	Clean Tech	Preferred Stock Warrants	Series B	437,500	308	625
Fulcrum Bioenergy, Inc.	Clean Tech	Preferred Stock Warrants	Series C-1	187,265	274	177
Glori Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series C	145,932	166	65
GreatPoint Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series D-1	393,212	548	—
Scifiniti (fka Integrated Photovoltaics, Inc.)	Clean Tech	Preferred Stock Warrants	Series A-1	390,000	82	132
Polyera Corporation	Clean Tech	Preferred Stock Warrants	Series C	161,575	69	74
Propel Biofuels, Inc.	Clean Tech	Preferred Stock Warrants	Series C	3,200,000	211	143
SCIenergy, Inc.	Clean Tech	Preferred Stock Warrants	Series D	1,061,168	361	30
Solexel, Inc.	Clean Tech	Preferred Stock Warrants	Series B	245,682	1,161	575
Stion Corporation	Clean Tech	Preferred Stock Warrants	Series E	110,226	317	197
TAS Energy, Inc.	Clean Tech	Preferred Stock Warrants	Series A	37,406	299	212
TPI Composites, Inc.	Clean Tech	Preferred Stock Warrants	Series A	120	172	172
Trilliant, Inc.	Clean Tech	Preferred Stock Warrants	Series A	320,000	162	31

Total Warrants Clean Tech (0.48%)*					5,869	2,983

Total Warrants (5.67%)					$33,696	$35,242

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series A	186,674	$69	$226
		Preferred Stock	Series B	600,601	243	215
		Preferred Stock	Series C	93,456	98	220
		Preferred Stock	Series E	43,488	60	65
		Preferred Stock	Series F	19,268	1,000	950

Total Acceleron Pharmaceuticals, Inc.				943,487	1,470	1,676
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		167,864	842	419
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B	502,684	502	235
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		546,448	2,000	3,683
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H	244,158	1,000	68
		Common Stock		47,471	5	—

Total Paratek Pharmaceuticals, Inc.				291,629	1,005	68

Total Equity Drug Discovery & Development (0.98%)*					7,319	6,081

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock		89,243	178	670
Merrion Pharma, Plc.(3)	Drug Delivery	Common Stock		20,000	9	—
Nupathe, Inc.(3)	Drug Delivery	Common Stock		50,000	146	153
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock		41,570	500	125

Total Equity Drug Delivery (0.15%)*					833	948

Trulia, Inc.(3)	Internet Consumer & Business Services	Common Stock		29,340	141	912
Philotic, Inc.	Internet Consumer & Business Services	Common Stock		8,121	93	—

Total Equity Internet Consumers & Business Services (0.15%)*					234	912

Glowpoint, Inc.(3)	Communications & Networking	Common Stock		114,192	102	78
Neonova Holding Company	Communications & Networking	Preferred Stock	Series A	500,000	250	263
Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A	1,000,000	1,000	3,203
Stoke, Inc.	Communications & Networking	Preferred Stock	Series E	152,905	500	532

Total Equity Communications & Networking (0.66%)*					1,852	4,076

Atrenta, Inc.	Software	Preferred Stock	Series C	1,196,845	508	1,194
		Preferred Stock	Series D	635,513	986	1,688

Total Atrenta, Inc.				1,832,358	1,494	2,882
Box, Inc.	Software	Preferred Stock	Series C	390,625	500	5,371
		Preferred Stock	Series D	158,133	500	2,174
		Preferred Stock	Series D-1	124,511	1,000	1,712
		Preferred Stock	Series D-2	220,751	2,001	3,035
		Preferred Stock	Series E	38,183	500	525

Total Box, Inc.				932,203	4,501	12,817
Caplinked, Inc.	Software	Preferred Stock	Series A-3	53,614	52	72
Highroads, Inc.	Software	Preferred Stock	Series A-3	190,170	307	312

Total Equity Software (2.58%)*					6,354	16,083

Virident Systems	Electronics & Computer Hardware	Preferred Stock	Series D	6,546,217	5,000	5,000

Total Equity Electronics & Computer Hardware (0.80%)*					5,000	5,000

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

June 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E	166,419	$750	$—

Total Equity Specialty Pharmaceuticals (0.00%)*					750	—

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock	Series A	295,861	819	598
Facebook, Inc.(3)	Consumer & Business Products	Common Stock	Series B	307,500	9,558	7,650
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC interest	500,000	500	553
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B	187,970	500	692

Total Equity Consumer & Business Products (1.53%)*					11,377	9,493

iWatt, Inc.	Semiconductors	Preferred Stock	Series E	2,412,864	490	2,939

Total Equity Semiconductors (0.47%)*					490	2,939

Buzznet, Inc.	Information Services	Preferred Stock	Series C	263,158	250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock		500,000	603	—
Solutionary, Inc.	Information Services	Preferred Stock	Series A-1	189,495	17	189
		Preferred Stock	Series A-2	65,834	326	293

Total Solutionary, Inc.				255,329	343	482

Total Equity Information Services (0.08%)*					1,196	482

Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	674,208	—	178
			LLC Interest	674,208	425	481
			LLC Interest	675,676	500	337

Total Gelesis, Inc.				2,024,092	925	996
Lanx, Inc.	Medical Device & Equipment	Preferred Stock	Series C	1,203,369	1,000	2,527
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock	Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock	Series B	6,185,567	3,000	441
		Preferred Stock	Series C	1,927,309	655	149
		Preferred Stock	Series D	20,251,220	1,932	2,056

Total Optiscan Biomedical, Corp.				28,364,096	5,587	2,646

Total Equity Medical Device & Equipment (0.99%)*					8,512	6,169

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C	189,394	500	801

Total Equity Biotechnology Tools (0.13%)*					500	801

Transmedics, Inc.	Surgical Devices	Preferred Stock	Series B	88,961	1,100	86
		Preferred Stock	Series C	119,999	300	246
		Preferred Stock	Series D	260,000	650	867

Total Transmedics, Inc.				468,960	2,050	1,199
Gynesonics, Inc.	Surgical Devices	Preferred Stock	Series B	219,298	250	56
		Preferred Stock	Series C	656,538	282	104
		Preferred Stock	Series C	1,621,553	580	640

Total Gynesonics, Inc.				2,497,389	1,112	800

Total Equity Surgical Devices (0.32%)*					3,162	1,999

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock	Series D	145,590	1,000	1,226

Total Equity Media/Content/Info (0.20%)*					1,000	1,226

Total Equity (9.04%)					$48,579	$56,210

Total Investments (167.43%)					$1,050,002	$1,041,120

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $41.6 million, $50.0 million and $8.4 million respectively. The tax cost of investments is $1,051 million
(3)	Except for warrants in twenty publicly traded companies and common stock in nine publicly traded companies, all investments are restricted at June 30, 2013 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as a company in which HTGC owns at least 5% but not more than 25% of the voting securities of the Company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as a company in which HTGC owners at least 25% but not more than 50% of the voting securities of the Company.
(8)	Debt is on non-accrual status at June 30, 2013, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 4).

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

HT II and HT III hold approximately $156.8 million and $265.3 million in assets, respectively, and accounted for approximately 10.1% and 17.0% of our total assets prior to consolidation at June 30, 2013.

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

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers all the facts and circumstances including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the party that makes the most significant decisions affecting the VIE is determined to have the power to direct the activities of a VIE. To assess whether the Company has the obligation to absorb the losses or the right to receive benefits that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity interests, servicing rights and fee arrangements, and any other variable interests in the VIE. If the Company determines that it is the party with the power to make the most significant decisions affecting the VIE, and the Company has a potentially significant interest in the VIE, then it consolidates the VIE.

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

Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures. At June 30, 2013, 86.0% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2013 (unaudited). In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Pharmaceuticals - Debt	292,140	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.74% - 16.43% (1.0%) - 1.5%
	3,074	Option Pricing Model (b)	Average Industry Volatility (c) Risk Free Interest Rate Estimated Time to Exit (in months)	57.67% 0.120% 9.13
Medical Devices - Debt	59,911	Market Comparable Companies	Hypothetical Market Yield Premium	14.36 -16.77 (1.0%) - 1.00%
Technology - Debt	174,976	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.70% - 21.22% (2.00%) - 1.50%
	5,225	Liquidation	Investment Collateral	$0.00 - $8.74 million
Clean Tech - Debt	159,463	Market Comparable Companies	Hypothetical Market Yield Premium	13.59% - 17.34% (0.50%) - 1.05%
Lower Middle Market - Debt	172,068	Market Comparable Companies	Hypothetical Market Yield Premium	14.88% - 23.26% 0.00% - 2.00%
	48,750	Broker Quote (d)	Price Quotes Market Comparable Index Yield Spreads Par Value	82.5% - 99.5% of par 3.50% - 5.93% $18.2 - $30.0 million
	34,061	Liquidation	Investment Collateral	$0.00 - $37.27 million

Total Level Three Debt Investments	$949,668

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

Clean Tech, above, aligns with the Clean Tech Industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type -	Fair Value at June 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Level Three Equity Investments	$42,518	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c)	4.33x - 20.1x 0.7x - 15.5x 10.4% - 25.00%
Level Three Warrant Investments	28,192	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c)	4.33x - 20.1x 0.7x - 15.5x 10.4% - 25.00%
Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility (d) Risk-Free Interest Rate Estimated Time to Exit (in months)	42.76% - 611.70% 0.12% - 0.62% 12 - 48

Total Level Three Warrant and Equity Investments	$70,710			.

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2013 (unaudited) and as of December 31, 2012. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six-months ended June 30, 2013, there were no transfers between Levels 1 or 2.

		Investments at Fair Value as of June 30, 2013
(in thousands) Description	6/30/2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$949,668	$—	$—	949,668
Preferred stock	41,742	—	—	41,742
Common stock	14,468	13,692	—	776
Warrants	35,242	—	7,050	28,192

	$1,041,120	$13,692	$7,050	$1,020,378

		Investments at Fair Value as of December 31, 2012
(in thousands) Description	12/31/2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$827,540	$—	$—	$827,540
Preferred stock	33,889	—	—	33,889
Common stock	15,321	13,665	—	1,656
Warrants	29,550	—	7,410	22,140

	$906,300	$13,665	$7,410	$885,225

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six-months ended June 30, 2013 (unaudited) and December 31, 2012.

(in thousands)	Balance, January 1, 2013	Net Realized Gains (losses) (1)	Net change in unrealized appreciation or depreciation (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balances, June 30, 2013
Senior Debt	$827,540	$—	$(12,373)	$342,736	$—	$(207,399)	$—	$(836)	$949,668
Preferred Stock	33,889	(3,522)	8,487	2,112	—	—	776	—	41,742
Common Stock	1,656	270	(973)	—	(270)	—	93	—	776
Warrants	22,140	6,829	4,884	3,300	(8,693)	—	—	(268)	28,192

Total	$885,225	$3,577	$25	$348,148	$(8,963)	$(207,399)	$869	$(1,104)	$1,020,378

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses) (1)	Net change in unrealized appreciation or depreciation (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2012
Senior Debt	$585,767	$(5,178)	$(2,262)	$545,913	$(2,000)	$(294,294)	$—	$(406)	$827,540
Preferred Stock	30,289	(733)	4,112	10,562	(6,553)	—	356	(4,144)	33,889
Common Stock	90	(16)	5,523	9,558	(45)	—	—	(13,453)	1,656
Warrants	26,284	4,413	(2,453)	7,362	(9,211)	—	—	(4,256)	22,140

Total	$642,430	$(1,514)	$4,920	$573,395	$(17,809)	$(294,294)	$356	$(22,259)	$885,225

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 relate to the conversion of Optiscan Biomedical, Inc., Gynesonics, Inc. and Philotic, Inc. debt to equity and the initial public offering of Portola Pharmaceuticals, Inc.

For the six months ended June 30, 2013, approximately $4.0 million and $4.4 million in unrealized appreciation was recorded for equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $12.4 million in unrealized depreciation was recorded for Level 3 debt investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six-months ended June 30, 2013 and 2012 (unaudited). At June 30, 2013, the Company did not hold any Control Investments.

(in thousands)	Three months ending June 30, 2013						Six months ending June 30, 2013
Portfolio Company	Type	Fair Value at June 30, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Non-Controlled Affiliate	$1,010	$—	$(878)	$—	$—	$—	$(1,100)	$—	$—
Optiscan BioMedical, Corp.	Non-Controlled Affiliate	12,555	518	(32)	—	—	1,128	(244)	—	—

Total		$13,565	$518	$(910)	$—	$—	$1,128	$(1,344)	$—	$—

(in thousands)	Three months ending June 30, 2012						Six months ending June 30, 2012
Portfolio Company	Type	Fair Value at June 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Maxvision Holding, LLC	Control	$169	$13	$(313)	$—	$—	$26	$(287)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	1,504	—	411	—	—	5	1,486	—	—
Gelesis, Inc.	Non-Controlled Affiliate	5,693	205	672	—	—	445	891	—	—

Total		$7,197	$205	$1,083	$—	$—	$450	$2,377	$—	$—

The Company’s investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of June 30, 2012, was liquidated during the year ended December 31, 2012. On July 31, 2012, the Company received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

The Company’s investment in E-Band Communications, Corp., a company that was a Non-Controlled Affiliate Investment as of June 30, 2012, was liquidated during the period ended June 30, 2013. Approximately $3.3 million of realized losses and $3.3 million of net change in unrealized appreciation was recognized on this non-controlled affiliate equity investment during the six-months ended June 30, 2013.

During the year ended December 31, 2012, Optiscan BioMedical, Corp. became a non-controlled affiliate as a company in which the Company owns 5% or more but less than 25% of the voting securities of the company.

A summary of the composition of the Company’s investment portfolio as of June 30, 2013 (unaudited) and December 31, 2012 at fair value is shown as follows:

	June 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$734,545	70.6%	$652,041	72.0%
Senior secured debt	$250,365	24.0%	205,049	22.6%
Preferred stock	$41,742	4.0%	33,889	3.7%
Common Stock	$14,468	1.4%	15,321	1.7%

	$1,041,120	100.0%	$906,300	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,003,411	96.4%	$901,041	99.4%
Netherlands	24,375	2.3%	—	0.0%
Canada	9,831	1.0%	—	0.0%
England	3,503	0.3%	5,259	0.6%

	$1,041,120	100.0%	$906,300	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$216,633	20.8%	$188,479	20.8%
Clean Tech	$158,611	15.1%	126,600	14.0%
Internet Consumer & Business Services	$150,592	14.5%	136,149	15.0%
Medical Device & Equipment	$99,014	9.5%	54,575	6.0%
Software	$88,954	8.5%	70,838	7.8%
Drug Delivery	$61,039	5.9%	74,218	8.2%
Information Services	$49,894	4.8%	53,523	5.9%
Communications & Networking	$47,689	4.6%	37,560	4.1%
Healthcare Services, Other	$47,593	4.6%	36,481	4.0%
Media/Content/Info	$27,002	2.6%	51,534	5.7%
Electronics & Computer Hardware	$25,114	2.4%	12,715	1.4%
Specialty Pharma	$22,844	2.2%	12,473	1.4%
Surgical Devices	$12,010	1.2%	11,358	1.3%
Consumer & Business Products	$10,606	1.0%	13,723	1.5%
Diagnostic	$10,543	1.0%	16,307	1.8%
Semiconductors	$6,880	0.7%	2,922	0.3%
Biotechnology Tools	$6,102	0.6%	6,845	0.8%

	$1,041,120	100.0%	$906,300	100.0%

During the three and six-months ended June 30, 2013, the Company funded investments in debt securities totaling approximately $201.6 million and $337.9 million, respectively. The Company did not fund any equity investments or convert any debt to equity in the three-months ended June 30, 2013. During the six-months ended June 30, 2013, the Company funded equity investments totaling approximately $2.0 million and converted approximately $836,000 of debt to equity in three portfolio companies.

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

No single portfolio investment represents more than 10% of the fair value of the investments as of June 30, 2013 and June 30, 2012.

During the three and six-months ended June 30, 2013, the Company recognized net realized gains of approximately $2.2 million and $4.2 million on the portfolio, respectively. During the three-months ended June 30, 2013, the Company recorded gross realized gains of approximately $6.0 million from the sale of investments in 7 portfolio companies, including Althea Technologies (approximately $3.8 million) and Insmed, Inc. (approximately $1.4 million). These gains were partially offset by the liquidation of the Company’s investments in 6 portfolio companies of approximately $3.8 million in gross realized losses, including the complete write off of equity in E-Band Communications, Corp. that had a cost basis of approximately $3.3 million.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $4.0 million and $2.0 million of unamortized fees at June 30, 2013 and December 31, 2012, respectively, and approximately $9.2 million and $6.8 million in exit fees receivable at June 30, 2013 and December 31, 2012, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $983,000 and $271,000 in PIK income during the three-months ended June 30, 2013 and 2012, respectively. The Company recorded approximately $1.8 million and $569,000 in PIK income in the six-month periods ended June 30, 2013 and 2012, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six-month periods ended June 30, 2013.

In some cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2013, approximately 62.5% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 36.3% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.2% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At June 30, 2013, the April 2019 Notes were trading on the New York Stock Exchange for $1.028 per dollar at par value, and the September 2019 Notes were trading on the New York Stock Exchange for $1.040 per dollar at par value. Based on market quotations on or around June 30, 2013, the Convertible Senior Notes were trading for $1.1925 per dollar at par value and the Asset-Backed Notes were trading for $1.00375 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $240.0 million, compared to the carrying amount of $225.0 million as of June 30, 2013.

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

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities:

(in thousands) Description	June 30, 2013	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$89,438	$—	$89,438	$—
April 2019 Notes	$86,856	$—	$86,856	$—
September 2019 Notes	$89,310	$—	$89,310	$—
Asset-Backed Notes	$110,683	$—	$—	$110,683
SBA Debentures	$240,022	$—	$—	$240,022

4. Borrowings Long-term

SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $38.0 million in HT II as of June 30, 2013, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million was outstanding as of June 30, 2013. As of June 30, 2013, HT II has paid commitment fees of approximately $1.5 million. As of June 30, 2013, the Company held investments in HT II in 46 companies with a fair value of approximately $107.8 million, accounting for approximately 10.4% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of June 30, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of June 30, 2013. As of June 30, 2013, HT III has paid commitment fees of approximately $1.5 million. As of June 30, 2013, the Company held investments in HT III in 38 companies with a fair value of approximately $220.4 million, accounting for approximately 21.2% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013, were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the three-month period ended June 30, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.05%. The average amount of debentures outstanding for the three-month period ended June 30, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%.

HT II and HT III hold approximately $156.8 million and $265.3 million in assets, respectively, and accounted for approximately 10.1% and 17.0% of our total assets prior to consolidation at June 30, 2013.

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

As of June 30, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at June 30, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of June 30, 2013 (unaudited) and December 31, 2012:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2013	December 31, 2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 27, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended June 30, 2013, this non-use fee was approximately $95,000. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that the Company subsequently raises. As of June 30, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of the Company’s follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at June 30, 2013.

At June 30, 2013, there were no borrowings outstanding on this facility.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended June 30, 2013, this non-use fee was approximately $38,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of June 30, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of the Company’s follow-on public offerings. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at June 30, 2013.

At June 30, 2013, there were no borrowings outstanding on this facility.

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

During the six-months ended June 30, 2013, the Company reduced its realized gain by approximately $207,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. The Company recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $98,000 as a result of depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $215,000 as of June 30, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between August 2013 and January 2017.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of June 30, 2013, the conversion rate is 85.1814 shares of common stock per $1,000 principal amount of Convertible Senior Notes.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of June 30, 2013, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of June 30, 2013 (unaudited) and December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2013	As of December 31, 2012
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(3,023)	(3,564)

Carrying value of debt	$71,977	$71,436

For the three and six-months ended June 30, 2013 and 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows (unaudited):

	Three Months Ended June,		Six Months Ended June,
(in thousands)	2013	2012	2013	2012
Stated interest expense	$1,125	$1,125	$2,250	$2,250
Accretion of original issue discount	271	271	541	541
Amortization of debt issuance cost	144	144	289	289
Total interest expense	$1,540	$1,540	$3,080	$3,080

Cash paid for interest expense	$2,250	$2,250	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and six-months ended June 30, 2013 and approximately 8.2% for the three and six-months ended June 30, 2012. As of June 30, 2013, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

2019 Notes payable is compromised of:

	As of
(in thousands)	June 30, 2013	December 31, 2012
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874

Carrying Value of Debt	$170,364	$170,364

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a) (1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Second Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

For the three and six-months ended June 30, 2013 and 2012, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 and September 2019 Notes are as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Stated interest expense	$2,981	$619	$5,963	$619
Amortization of debt issuance cost	242	49	482	49

Total interest expense and fees	$3,223	$668	$6,445	$668

Cash paid for interest expense and fees	$2,965	$—	$5,963	$—

As of June 30, 2013, the Company is in compliance with the terms of the indenture governing the 2019 Notes.

Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “Asset-Backed Notes”), which Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among the Company, Hercules Capital Funding 2012-1 LLC, as Trust Depositor (the “Trust Depositor”), Hercules Capital Funding Trust 2012- 1, as Issuer (the “Issuer”), and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The Asset-Backed Notes have a stated maturity of December 16, 2017.

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

At June 30, 2013 (unaudited) and December 31, 2012, the Asset-Backed Notes had an outstanding balance of $110.3 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $1.7 million of Restricted Cash as of June 30, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012.

Outstanding Borrowings

At June 30, 2013 (unaudited) and December 31, 2012, the Company had the following borrowing capacity and outstanding borrowings:

	June 30, 2013		December 31, 2012
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
Union Bank Facility	$30,000	$—	$30,000	$—
Wells Facility	75,000	—	75,000	—
Convertible Senior Notes (2)	75,000	71,977	75,000	71,436
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	110,270	110,270	129,300	129,300
SBA Debentures (3)	225,000	225,000	225,000	225,000

Total	$685,634	$577,611	$704,664	$596,100

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.0 million at June 30, 2013 and $3.6 million at December 31, 2012.
(3)	At June 30, 2013 and at December 31, 2012, the total available borrowings under the SBA was $225.0 million, of which 76.0 million was available in HT II and $149.0 million was available in HT III.

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

During the three-months ended June 30, 2013, the Company declared a distribution of $0.27 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of June 30, 2013, approximately 100% would be from ordinary income and spillover earnings from 2012. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2013 distributions to shareholders will actually be.

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

Taxable income for the six-month period ended June 30, 2013 was approximately $31.7 million or $0.55 per share. Taxable net realized gains for the same period were $5.2 million or approximately $0.09 per share. Taxable income for the six-month period ended June 30, 2012 was approximately $22.1 million or $0.47 per share. Taxable net realized gains for the same period were $15.3 million or approximately $0.32 per share.

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

The Company has issued stock options for common stock subject to future issuance, of which 1,913,018 and 2,574,749 were outstanding at June 30, 2013 and December 31, 2012, respectively.

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

The following table summarizes the common stock options activities for the six-months ended June 30, 2013 and 2012 (unaudited):

	For the Six Months Ended June 30,
	2013		2012
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	2,574,749	$12.00	4,231,444	$11.40
Granted	60,000	$12.74	38,000	$10.79
Exercised	(612,118)	$11.84	(490,095)	$5.46
Forfeited	(44,613)	$10.51	(36,336)	$9.43
Expired	(65,000)	$13.30	(1,105,359)	$12.87

Outstanding at June 30, 2013	1,913,018	$12.06	2,637,654	$11.92

Shares Expected to Vest at June 30,	1,568,096	$12.33	2,225,306	$12.25

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At June 30, 2013, options for approximately 1.6 million shares were exercisable at a weighted average exercise price of approximately $12.33 per share with weighted average of remaining contractual term of 2.01 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Expected Volatility	46.90%	49.39%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.56% - 1.30%	0.55% - 0.97%

The following table summarizes stock options outstanding and exercisable at June 30, 2013 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $8.49	46,248	3.76	$385,793	$5.60	46,248	3.76	$385,793	$5.60
$8.67 - $13.21	1,222,770	3.75	3,245,913	$11.29	877,848	2.88	2,177,839	$11.46
$13.40 - $14.02	644,000	0.69	12,200	$14.00	644,000	0.69	12,200	$14.00

$4.21 - $14.02	1,913,018	2.72	$3,643,906	$12.06	1,568,096	2.01	$2,575,832	$12.33

During the six months ended June 30, 2013 and 2012, the Company granted approximately 606,000 shares and 677,000 shares, respectively, of restricted stock pursuant to the Plans. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 will vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the six-month periods ended June 30, 2013 and 2012 was approximately $7.7 million and $7.3 million, respectively. During the three-month periods ended June 30, 2013 and 2012, the Company expensed approximately $1.5 million and $1.1 million of compensation expense related to restricted stock, respectively. During the six-month periods ended June 30, 2013 and 2012, the Company expensed approximately $2.6 million and $1.8 million of compensation expense related to restricted stock, respectively. As of June 30, 2013, there was approximately $13.3 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.61 years.

The following table summarizes the activities for our unvested restricted stock for the six-months ended June 30, 2013 and 2012 (unaudited):

	For the Six Month Period Ended June 30,
	2013		2012
	Restricted Stock Units	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Exercise Price
Unvested at December 31	899,789	$10.73	621,509	$10.06
Granted	606,001	$12.72	676,859	$10.82
Vested	(283,362)	$10.49	(217,621)	$10.15
Forfeited	(7,255)	$10.89	(24,917)	$9.58
Unvested at June 30	1,215,173	$11.77	1,055,830	$10.54

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three months Ended June 30,		Six months Ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator
Net increase in net assets resulting from operations	$20,879	$48	$37,568	$17,153
Less: Dividends declared-common and restricted shares	(16,633)	(11,928)	(30,014)	(23,340)

Undistributed earnings	4,246	(11,880)	7,554	(6,187)

Undistributed earnings-common shares	4,246	(11,880)	7,554	(6,187)
Add: Dividend declared-common shares	16,292	11,664	29,343	22,800

Numerator for basic and diluted change in net assets per common share	20,539	(216)	36,897	16,613

Denominator
Basic weighted average common shares outstanding	60,339	48,616	57,029	47,817
Common shares issuable	806	71	773	131

Weighted average common shares outstanding assuming dilution	61,145	48,687	57,802	47,948
Change in net assets per common share
Basic	$0.34	$—	$0.65	$0.35
Diluted	$0.34	$—	$0.64	$0.35

The Convertible Senior Notes may be surrendered for conversion during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day. For the purpose of calculating diluted earnings per share for the three and six-month period ended June 30 2013, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes were included in this calculation because the trading price ($11.74) was less than the conversion price in effect for such period for the Convertible Senior Notes.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three and six-months ended June 30, 2013 and 2012, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 2,352,585 and 3,622,512 shares, respectively.

At June 30, 2013, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six-months ended June 30, 2013 and 2012:

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FINANCIAL HIGHLIGHTS

(unaudited)

(dollars in thousands, except per share amounts)

	Six Months Ended June 30,
	2013	2012
Per share data:
Net asset value at beginning of period	$9.75	$9.83
Net investment income (1)	0.57	0.48
Net realized gain (loss) on investments	0.07	0.23
Net unrealized appreciation (depreciation) on investments	0.01	(0.37)

Total from investment operations	0.65	0.34
Net increase/(decrease) in net assets from capital share transactions	0.17	(0.20)
Distributions	(0.53)	(0.47)
Stock-based compensation expense included in investment income (2)	0.05	0.04

Net asset value at end of period	$10.09	$9.54

Ratios and supplemental data:
Per share market value at end of period	$13.94	$11.34
Total return (3)	32.92%	25.42%
Shares outstanding at end of period	61,637	49,743
Weighted average number of common shares outstanding	57,029	47,817
Net assets at end of period	$621,840	$474,781
Ratio of operating expense to average net assets	11.52%	9.44%
Ratio of net investment income before investment gains and losses to average net assets	11.45%	9.92%
Average debt outstanding	$589,246	$302,084
Weighted average debt per common share	$10.33	$6.32

(1)	Net investment income per share is calculated as net investment income divided by the weighted average shares outstanding.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the six-month periods ended June 30, 2013 and 2012 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at June 30, 2013 totaled approximately $169.1 million. Approximately $95.1 million of these unfunded origination activity commitments as of June 30, 2013 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $60.0 million of non-binding term sheets outstanding at June 30, 2013. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $276,000 and $605,000 during the three and six-month periods ended June 30, 2013. There was approximately $288,000 and $573,000 recorded in the same periods ended June 30, 2012, respectively. Future commitments under the credit facility and operating leases were as follows at June 30, 2013:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$577,611	$—	$110,270	$71,977	$395,364
Operating Lease Obligations (5)	8,233	1,364	2,923	3,085	861

Total	$585,844	$1,364	$113,193	$75,062	$396,225

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4.
(3)

Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $110.3 million in aggregate principal amount of the Asset-Backed Notes and $72.0 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.0 million at June 30, 2013.

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

11. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so the Company anticipates no impact from adopting this standard on the Company’s statement of assets and liabilities or results of operations. The Company is currently assessing the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

12. Subsequent Events

Dividend Declaration

On July 29, 2013 the Board of Directors increased the quarterly dividend by $0.01, or approximately 3.7%, and declared a cash dividend of $0.28 per share to be paid on August 20, 2013 to shareholders of record as of August 13, 2013. This dividend will represent the Company’s thirty-second consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $8.44 per share.

Portfolio Company Developments

In July 2013, Dialog Semiconductor PLC (GR: DLG) acquired Hercules portfolio company iWatt, Inc. for a total potential transaction value of approximately $345.0 million, subject to customary closing conditions.

In July 2013, Hercules portfolio company NeurogesX, Inc. (OTCQB:NGSX) completed the sale of certain of its assets to Acorda Therapeutics, Inc. (“Acorda”). In connection with the closing of the Acorda Sale, other assets of NeurogesX, Inc. were sold in an Article 9 sale process. The combination of the Acorda Sale and Article 9 Sale resulted in the sale of substantially all of the assets of NeurogesX, Inc.

In July 2013, ArthroCare Corp. (NASDAQ: ARTC) acquired Hercules portfolio company ENTrigue Surgical, Inc. ArthroCare paid $45.0 million in cash, subject to customary working capital adjustments and an amount held in escrow for indemnification. In addition, the previous shareholders of ENTrigue will have the right to receive contingent consideration for each of the next five years.

In July 2013, CommScope entered into a definitive agreement to acquire Hercules portfolio company Redwood Systems, Inc. Financial terms were not disclosed.

In July 2013, the National Rural Telecommunications Cooperative (NRTC) entered into a definitive agreement to acquire Hercules portfolio company NeoNova. Financial terms were not disclosed.

In July 2013, MedImpact Healthcare Systems, Inc. entered into an agreement to acquire Hercules’ portfolio company ScriptSave. The transaction is subject to customary closing conditions.

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

We also make investments in qualifying small businesses through two wholly-owned SBICs, HT II and HT III hold approximately $156.8 million and $265.3 million in assets, respectively, and accounted for approximately 10.1% and 17.0% of our total assets prior to consolidation at June 30, 2013. We have issued $225.0 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum amount allowed for a group of SBICs under common control.

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

We regularly engage in discussions with third parties with respect to various potential transactions. We may acquire an investment or a portfolio of investments or an entire company or sell a portion of our portfolio on an opportunistic basis. We, our subsidiaries or our affiliates may also agree to manage certain other funds that invest in debt, equity or provide other financing or services to companies in a variety of industries for which we may earn management or other fees for our services. We may also invest in the equity of these funds, along with other third parties, from which we would seek to earn a return and/or future incentive allocations. Some of these transactions could be material to our business. Consummation of any such transaction will be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors and required regulatory or third party consents and, in certain cases, the approval of our stockholders. Accordingly, there can be no assurance that any such transaction would be consummated. Any of these transactions or funds may require significant management resources either during the transaction phase or on an ongoing basis depending on the terms of the transaction.

Portfolio and Investment Activity

The total value of our investment portfolio was $1,041.1 million at June 30, 2013 as compared to $906.3 million at December 31, 2012.

The fair value of the loan portfolio at June 30, 2013 was approximately $949.7 million, compared to a fair value of approximately $827.5 million at December 31, 2012. The fair value of the equity portfolio at June 30, 2013 was approximately $56.2 million, compared to a fair value of approximately $49.2 million at December 31, 2012. The fair value of the warrant portfolio at June 30, 2013 was approximately $35.2 million, compared to a fair value of approximately $29.5 million at December 31, 2012.

Portfolio Activity

Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. From time to time, unfunded contractual commitments are dependent upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the two succeeding quarters from close. Not all debt commitments represent our future cash requirements. Similarly, unfunded contractual commitments may expire without being drawn and do not represent our future cash requirements.

Prior to entering into a contractual commitment, we generally issue a non-binding term sheet to a prospective portfolio company. Non-binding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies and generally convert to contractual commitments within approximately 45 to 60 days of signing. Not all non-binding term sheets are expected to close and do not necessarily represent our future cash requirements.

Our portfolio activity for the six-month period ended June 30, 2013 (unaudited) and the year ended December 31, 2012 was comprised of the following:

(in millions)	June 30, 2013	December 31, 2012
Debt Commitments (1)
New portfolio company	$357.5	$362.3
Existing portfolio company	116.9	274.3

Total	$474.4	$636.6
Funded Debt Investments
New portfolio company	$263.6	$267.9
Existing portfolio company	74.3	191.4

Total	$337.9	$459.3
Funded Equity Investments
New portfolio company	$—	$6.0
Existing portfolio company	2.0	3.7

Total	$2.0	$9.7
Unfunded Contractual Commitments (2)
Total	$169.1	$61.9
Non-Binding Term Sheets
New portfolio company	$60.0	$70.0
Existing portfolio company	—	—

Total	$60.0	$70.0

(1)	Includes restructured loans and renewals.
(2)	Includes unfunded contractual commitments in 29 new and existing portfolio companies. Approximately $95.1 million of these unfunded origination activity commitments as of June 30, 2013 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our loans prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. During the six-month period ended June 30, 2013, we received approximately $206.4 million in principal repayments, including approximately $35.0 million of principal repayments related to a renewal of an existing debt investment, $93.3 million of early principal repayments and approximately $78.1 million in scheduled principal payments.

Total portfolio investment activity (inclusive of unearned income) for the six-month period ended June 30, 2013 (unaudited) and for the year ended December 31, 2012 was as follows:

(in millions)	June 30, 2013	December 31, 2012
Beginning Portfolio	$906.3	$652.9
New Fundings	332.5	469.9
Warrants not related to current period fundings	2.2	(0.2)
Principal payments received on investments	(109.1)	(120.7)
Early payoffs	(94.3)	(125.1)
Restructure payoffs	(9.7)	(48.5)
Restructure fundings	17.1	85.0
Accretion of loan discounts and paid-in-kind principal	17.4	21.3
New loan fees	(11.7)	(12.8)
Conversion of “Other Assets”	—	9.6
Debt Converted to Equity	—	0.6
Warrants converted to Equity	(0.2)	—
Proceeds from sale of investments	(3.1)	(7.2)
Net realized (loss) gain on investments	(5.5)	(14.1)
Net change in unrealized appreciation (depreciation)	(0.8)	(4.4)

Ending Portfolio	$1,041.1	$906.3

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2013 (unaudited) and December 31, 2012.

	June 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$734,545	70.6%	$652,041	72.0%
Senior secured debt	$250,365	24.0%	205,049	22.6%
Preferred stock	$41,742	4.0%	33,889	3.7%
Common Stock	$14,468	1.4%	15,321	1.7%

	$1,041,120	100.0%	$906,300	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	June 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,003,411	96.4%	$901,041	99.4%
Netherlands	24,375	2.3%	—	0.0%
Canada	9,831	1.0%	—	0.0%
England	3,503	0.3%	5,259	0.6%

	$1,041,120	100.0%	$906,300	100.0%

As of June 30, 2013, we held warrants or equity positions in six companies which have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings. ADMA Biologics, Inc., iWatt, Inc., Paratek Pharmaceuticals, Inc. and three additional companies that filed a Form S-1 Registration confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Subsequent to quarter end, iWatt Inc. withdrew its Form S-1 Registration Statement due to the company being acquired by Dialog Semiconductor PLC (GR: DLG) for a total potential transaction value of approximately $345.0 million, subject to closing conditions, and Paratek Pharmaceuticals, Inc. withdrew its Form S-1 Registration Statement for an IPO.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. Our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from Prime to approximately

14.0% as of June 30, 2013. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt. Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $4.0 million and $2.0 million of unamortized fees at June 30, 2013 and December 31, 2012, respectively, and approximately $9.2 million and $6.8 million in exit fees receivable at June 30, 2013 and December 31, 2012, respectively. The increase of both unamortized fees and exit fees receivable is attributable to overall growth of the loan portfolio.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $983,000 and $271,000 in PIK income during the three-months ended June 30, 2013 and 2012, respectively. We recorded approximately $1.8 million and $569,000 in PIK income in the six-month periods ended June 30, 2013 and 2012, respectively.

In some cases, we may collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include their intellectual property. In other cases, we may obtain a negative pledge covering a company’s intellectual property. At June 30, 2013, approximately 62.5% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 36.3% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.2% of portfolio company loans had an equipment only lien.

Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security. In addition, certain loans may include an interest-only period ranging from three to eighteen months or longer. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

The effective yield on our debt investments during the three-month periods ended June 30, 2013 and 2012 was 15.7% and 15.2%, respectively. Excluding the effect of fee accelerations that occurred from early payoffs and one-time events, the adjusted effective yield for the three-month period ended June 30, 2013 was 14.2%. The adjusted effective yield for the three-month period ended December 31, 2012 was 13.6%. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter which exclude non-interest earning assets such as warrants and equity investments. The overall weighted average yield to maturity of our loan investments was approximately 13.22% at June 30, 2013, a slight increase compared to 12.91% at December 31, 2012. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

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

As of June 30, 2013, approximately 59.9% of the fair value of our portfolio was composed of investments in four industries: 20.8% was composed of investments in the drug discovery and development industry, 14.5% was composed of investments in the internet consumer and business services industry, 15.1% was composed of investments in the clean technology industry and 9.5% was composed of investments in the medical device and equipment industry.

The following table shows the fair value of our portfolio by industry sector at June 30, 2013 (unaudited) and December 31, 2012:

	June 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$216,633	20.8%	$188,479	20.8%
Clean Tech	158,611	15.1%	126,600	14.0%
Internet Consumer & Business Services	150,592	14.5%	136,149	15.0%
Medical Device & Equipment	99,014	9.5%	54,575	6.0%
Software	88,954	8.5%	70,838	7.8%
Drug Delivery	61,039	5.9%	74,218	8.2%
Information Services	49,894	4.8%	53,523	5.9%
Communications & Networking	47,689	4.6%	37,560	4.1%
Healthcare Services, Other	47,593	4.6%	36,481	4.0%
Media/Content/Info	27,002	2.6%	51,534	5.7%
Electronics & Computer Hardware	25,114	2.4%	12,715	1.4%
Specialty Pharma	22,844	2.2%	12,473	1.4%
Surgical Devices	12,010	1.2%	11,358	1.3%
Consumer & Business Products	10,606	1.0%	13,723	1.5%
Diagnostic	10,543	1.0%	16,307	1.8%
Semiconductors	6,880	0.7%	2,922	0.3%
Biotechnology Tools	6,102	0.6%	6,845	0.8%

	$1,041,120	100.0%	$906,300	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the six-months ended June 30, 2013 and the year ended December 31, 2012, our ten largest portfolio companies represented approximately 30.6% and 35.2% of the total fair value of our investments in portfolio companies, respectively. At June 30, 2013 and December 31, 2012, we had four and eight investments, respectively, that represented 5% or more of our net assets. At June 30, 2013, we had seven equity investments representing approximately 67.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2012, we had six equity investments which represented approximately 70.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of June 30, 2013, over 98.8% of our debt investments were in a senior secured first lien position, and more than 98.1% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. As a result, we believe we are well positioned to benefit should market rates increase. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price equal to the most recent equity financing round. As of June 30, 2013, we held warrants in 120 portfolio companies, with a fair value of approximately $35.2 million. The fair value of the warrant portfolio has increased by approximately 19.3% as compared to the fair value of $29.5 million at December 31, 2012. These warrant holdings would require us to invest approximately $74.8 million to exercise such warrants. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.04x to 14.91x based on the historical rate of return on our investments. However, these warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant interests.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and six-month periods ended June 30, 2013 and 2012 (unaudited):

(in thousands)	Three months ending June 30, 2013						Six months ending June 30, 2013
Portfolio Company	Type	Fair Value at June 30, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Non-Controlled Affiliate	$1,010	$—	$(878)	$—	$—	$—	$(1,100)	$—	$—
Optiscan BioMedical, Corp.	Non-Controlled Affiliate	12,555	518	(32)	—	—	1,128	(244)	—	—

Total		$13,565	$518	$(910)	$—	$—	$1,128	$(1,344)	$—	$—

(in thousands)	Three months ending June 30, 2012						Six months ending June 30, 2012
Portfolio Company	Type	Fair Value at June 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Maxvision Holding, LLC	Control	$169	$13	$(313)	$—	$—	$26	$(287)	$—	$—
E-Band Communications, Corp.	Non-Controlled Affiliate	1,504	—	411	—	—	5	1,486	—	—
Gelesis, Inc.	Non-Controlled Affiliate	5,693	205	672	—	—	445	891	—	—

Total		$7,197	$205	$1,083	$—	$—	$450	$2,377	$—	$—

Our investment in MaxVision Holding, L.L.C., a company that was a Control Investment as of June 30, 2012, was liquidated during the year ended December 31, 2012. On July 31, 2012, we received payment of $2.0 million for our total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and $10.5 million of net change in unrealized appreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

Our investment in E-Band Communications, Corp., a company that was a Non-Controlled Affiliate Investment as of June 30, 2012, was liquidated during the period ended June 30, 2013. Approximately $3.3 million of realized losses and $3.3 million of net change in unrealized appreciation was recognized on this non-controlled affiliate equity investment during the six-months ended June 30, 2013.

During the year ended December 31, 2012, Optiscan BioMedical, Corp. became a non-controlled affiliate as a company in which we own 5% or more but less than 25% of the voting securities of the company.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2013 (unaudited) and December 31, 2012, respectively:

	June 30, 2013			December 31, 2012
(in thousands)	Number of Companies	Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	18	$175,288	18.5%	9	$134,166	16.2%
2	49	580,612	61.1%	52	542,885	65.6%
3	19	138,199	14.6%	16	127,560	15.4%
4	7	49,819	5.2%	5	22,929	2.8%
5	5	5,750	0.6%	1	—	—

		$949,668	100.0%		$827,540	100.0%

As of June 30, 2013, our investments had a weighted average investment grading of 2.11 as compared to 2.06 at December 31, 2012. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria and their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve.

At June 30, 2013, we had two loans on non-accrual, one with a fair value of approximately $5.5 million and the other with no fair market value compared to one loan on non-accrual at December 31, 2012 with no fair market value.

Results of Operations

Comparison of the three and six-month periods ended June 30, 2013 and 2012

Investment Income

Total investment income for the three-month period ended June 30, 2013 was approximately $34.5 million as compared to approximately $23.9 million for the three-month period ended June 30, 2012. Total investment income for the six-month period ended June 30, 2013 was approximately $65.5 million as compared to approximately $46.2 million for the six-month period ended June 30, 2012.

Interest income for the three-month period ended June 30, 2013 totaled approximately $30.3 million as compared to approximately $21.1 million for the three-month period ended June 30, 2012. Interest income for the six-month period ended June 30, 2012 totaled approximately $59.2 million as compared to approximately $41.4 million for the six-month period ended June 30, 2012. In general, the increase in interest income is attributable to overall growth in the loan portfolio. Specifically, the increase in interest income is attributable to an increase of loan interest income of approximately $7.3 million and $14.3 million for the three and six-month periods ended June 30, 2013, respectively, and an increase of PIK interest income of approximately $712,000 and $1.2 million for the three and six-month periods ended June 30, 2013, respectively.

Income from commitment, facility and loan related fees for the three-month period ended June 30, 2013 totaled approximately $4.2 million as compared to approximately $2.7 million for the three-month period ended June 30, 2012. Income from commitment, facility and loan related fees for the six-month period ended June 30, 2013 totaled approximately $6.3 million as compared to approximately $4.8 million for the six-month period ended June 30, 2012. The increase in fee income is attributable to additional fee accelerations due to early pay-offs during the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012.

The following table shows the PIK-related activity for the six-months ended June 30, 2013 and 2012, at cost (unaudited):

(in thousands)	2013	2012
Beginning PIK loan balance	$3,309	$2,041
PIK interest capitalized during the period	1,562	584
Payments received from PIK loans	(824)	—

Ending PIK loan balance	$4,047	$2,625

The increase in payments received from PIK loans and PIK interest capitalized during the six-months ended June 30, 2013 is due to the addition of three PIK loans which have incurred PIK capitalizations during the period and the payoff of two PIK loans during the period ended June 30, 2013.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. We had no income from advisory services in the three and six-month periods ended June 30, 2013 and 2012, respectively.

Operating Expenses

Operating expenses, which are comprised of interest and fees on borrowings, general and administrative and employee compensation, totaled approximately $16.9 million and $11.5 million during the three month periods ended June 30, 2013 and 2012, respectively. Operating expenses totaled approximately $32.8 million and $22.5 million during the six month periods ended June 30, 2013 and 2012, respectively.

Interest and Fees on Borrowing

Interest and fees on borrowings totaled approximately $8.8 million for the three-month period ended June 30, 2013 as compared to approximately $5.2 million for the three-month period ended June 30, 2012. This increase was primarily attributable to interest and fee expenses of approximately $3.2 million for the three-month period ended June 30, 2013 related to the 2019 Notes issued in April 2012 and September 2012 and approximately $1.3 million related to the Asset-Backed Notes issued in December 2012. These expenses were partially offset by a decrease in interest and fees of approximately $236,000 for the three-month period ended June 30, 2013 associated with our SBA debentures due to the pay down in August 2012 of $12.0 million priced at 6.43%, including annual fees, and $12.75 million priced at 6.38%, including annual fees. Additional borrowings in November 2012 of SBA debentures priced on March 27, 2013 at 3.16%, including annual fees.

Interest and fees on borrowings totaled approximately $17.5 million for the six-month period ended June 30, 2013 as compared to approximately $10.2 million for the six-month period ended June 30, 2012. This increase was primarily attributable to interest and fee expenses of approximately $6.4 million for the six-month period ended June 30, 2013 related to the 2019 Notes issued in April 2012 and September 2012 and approximately $2.6 million related to the Asset-Backed Notes issued in December 2012. These expenses were partially offset by a decrease in interest and fees of approximately $936,000 for the six-month period ended June 30, 2013 associated with our SBA debentures due to the pay down in August 2012 discussed above.

We had a weighted average cost of debt comprised of interest and fees of approximately 6.0% at June 30, 2013, as compared to 6.7% during June 30, 2012. The decrease was primarily driven by the Asset-Backed Notes issued in December 2012, which account for approximately 19.1% of our outstanding debt and accrue interest at 3.32%. As of June 30, 2013 the weighted average debt outstanding was approximately $589.2 million.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, workout and various other expenses. Expenses increased to $2.4 million from $1.9 million for the three-month periods ended June 30, 2013 and 2012, respectively. These increases were primarily due to increases of approximately $357,000, $187,000 and $53,000 related to outside consulting services, legal fees and SEC printing fees, respectively, partially offset by a decrease of approximately $89,000 for marketing expenses in the three-month period ended June 30, 2013. Expenses increased to $4.6 million from $3.7 million for the six-month periods ended June 30, 2013 and 2012, respectively. These increases were primarily due to increases of approximately $424,000, $279,000 and $196,000 related to outside consulting services, office and transportation expenses as a result of increased headcount and legal fees, respectively, partially offset by a decrease of approximately $50,000 for marketing expenses in the six-month period ended June 30, 2013.

Employee Compensation

Employee compensation and benefits totaled approximately $4.2 million for the three-month period ended June 30, 2013 as compared to approximately $3.3 million for the three-month period ended June 30, 2012 and approximately $8.0 million for the six-month period ended June 30, 2013 as compared to approximately $6.6 million for the six-month period ended June 30, 2012. This increase was due to increasing our staff to 59 active employees from 51 active employees at June 30, 2012 and increasing our variable compensation (bonus) accrual based on performance improvements.

Stock-based compensation totaled approximately totaled approximately $1.6 million for the three-month period ended June 30, 2013 as compared to approximately $1.2 million for the three-month period ended June 30, 2012 and approximately $2.8 million for the six-month period ended June 30, 2013 as compared to approximately $2.0 million for the six-month period ended June 30, 2012. These increases were due primarily to the expense on restricted stock grants of approximately 606,000 shares granted in the first quarter of 2013. See “Financial Condition, Liquidity, and Capital Resources” for disclosure of additional expenses.

Net Investment Income Before Investment Gains and Losses

Net investment income for the three-month periods ended June 30, 2013 and 2012 totaled approximately $17.6 million and $12.3 million, respectively. Net investment income before income tax expense for the six-month periods ended June 30, 2013 and 2012 totaled approximately $32.6 million and $23.7 million, respectively. The changes are made up of the items described above under “Investment Income” and “Operating Expenses.”

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

A summary of realized gains and losses for the three and six-month periods ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Realized gains	$6,035	$8,485	$9,648	$12,175
Realized losses	(3,843)	(222)	(5,464)	(1,035)

Net realized gains	$2,192	$8,263	$4,184	$11,140

During the three-month periods ended June 30, 2013 and June 30, 2012, we recognized net realized gains of approximately $2.2 million and approximately $8.3 million, respectively. During the three-months ended June 30, 2013, we recorded gross realized gains of approximately $6.0 million from the sale of investments in seven portfolio companies, including Althea Technologies (approximately $3.8 million) and Insmed, Inc. (approximately $1.4 million). These gains were partially offset by the liquidation of our investments in six portfolio companies of approximately $3.8 million in gross realized losses, including the complete write off of equity in E-Band Communications, Corp. that had a cost basis of approximately $3.3 million.

During the six-month periods ended June 30, 2013 and June 30, 2012, we recognized net realized gains of approximately $4.2 million and $11.1 million, respectively. During the six-month period ended June 30, 2013, we recorded additional gross realized gains of approximately $3.7 million from the sale of investments in three portfolio companies. These gains were partially offset by the liquidation of our investments in five portfolio companies of approximately $1.6 million in gross realized losses.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(in thousands)	Amount	Amount	Amount	Amount
Gross unrealized appreciation on portfolio investments	$16,184	$6,353	$29,408	$25,534
Gross unrealized depreciation on portfolio investments	(14,432)	(19,991)	(28,491)	(32,343)
Reversal of prior period net unrealized appreciation upon a realization event	(5,107)	(7,081)	(7,568)	(11,590)
Reversal of prior period net unrealized depreciation upon a realization event	4,193	190	5,806	619
Citigroup Warrant Participation	(83)	4	98	108

Net unrealized appreciation (depreciation) on portfolio investments	$755	$(20,525)	$(747)	$(17,672)

During the three-months ended June 30, 2013, we recorded approximately $755,000 of net unrealized appreciation from our debt, equity and warrant investments. Approximately $5.6 million is attributed to net unrealized appreciation on equity, of which approximately $72,000 is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $3.3 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $330,000 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $4.8 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $940,000 is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. We recorded approximately $5.1 million of net unrealized depreciation on our debt investments, $4.1 million related to decreases in fair value adjustments made as a result of an increase in interest rates reflected in our current quarter effective yield.

During the three-month period ended June 30, 2013, net unrealized investment appreciation recognized by us was decreased by approximately $83,000 as a result of appreciation during the three-month period ended June 30, 2013 of fair value on the pool of warrants collateralized under the warrant participation agreement.

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

During the three-month period ended June 30, 2012, we recorded approximately $9.2 million net unrealized depreciation on our debt investments related to decreases in fair value adjustments made as a result of an increase in current quarter effective yield.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three-month periods ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(1.2)	$—	$—	$(1.2)

Reversals of Prior Period Collateral based impairments	—	—	—	—
Reversals due to Loan Payoffs & Warrant/Equity sales	0.2	3.1	(4.1)	(0.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	—	1.1	1.1
Level 3 Assets	(4.1)	2.4	3.4	1.7

Total Fair Value Market/Yield Adjustments	(4.1)	2.4	4.5	2.8

Total Unrealized Appreciation/(Depreciation)	$(5.1)	$5.5	$0.4	$0.8

	Three Months Ended June 30, 2012
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(0.6)	$—	$—	$(0.6)

Reversals of Prior Period Collateral based impairments	—	—	—	—
Reversals due to Loan Payoffs & Warrant/Equity sales	(0.3)	(1.7)	(5.2)	(7.2)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(3.9)	0.4	(3.5)
Level 3 Assets	(8.3)	0.6	(1.0)	(8.7)

Total Fair Value Market/Yield Adjustments	(8.3)	(3.3)	(0.6)	(12.2)

Total Unrealized Appreciation/(Depreciation)	$(9.2)	$(5.0)	$(5.8)	$(20.0)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.74

During the six-months ended June 30, 2013, we recorded approximately $747,000 of net unrealized depreciation from our debt, equity and warrant investments. Approximately $7.5 million is attributed to net unrealized appreciation on equity, of which approximately $164,000 is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $3.5 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $4.2 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $6.8 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $2.3 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. We recorded approximately $12.4 million of net unrealized depreciation on our debt investments, $5.6 million related to decreases in fair value adjustments made as a result of an increase in interest rates reflected in our current quarter effective yield.

For the six-month period ended June 30, 2013, net unrealized investment appreciation recognized by us was increased by approximately $98,000 as a result of depreciation during the six-month period ended June 30, 2013 of fair value on the pool of warrants collateralized under the warrant participation agreement.

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

During the six-month period ended June 30, 2012, we recorded approximately $10.7 million net unrealized depreciation on our debt investments related to fluctuations in current market interest rates.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the six-month periods ended June 30, 2013 and 2012.

	Six Months Ended June 30, 2013
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(6.9)	$—	$—	$(6.9)

Reversals due to Loan Payoffs & Warrant/Equity sales	0.2	3.4	(5.1)	(1.5)
Fair Value Market/Yield Adjustments*		—	—	—
Level 1 & 2 Assets	—	0.1	1.3	1.4
Level 3 Assets	(5.6)	4.0	7.8	6.2

Total Fair Value Market/Yield Adjustments	(5.6)	4.1	9.1	7.6

Total Unrealized Appreciation/(Depreciation)	$(12.3)	$7.5	$4.0	$(0.8)

	Six Months Ended June 30, 2012
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(0.6)	$—	$—	$(0.6)

Reversals due to Loan Payoffs & Warrant/Equity sales	1.0	(4.6)	(6.4)	(10.0)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(4.2)	1.5	(2.7)
Level 3 Assets	(11.1)	6.5	0.7	(3.9)

Total Fair Value Market/Yield Adjustments	(11.1)	2.3	2.2	(6.6)

Total Unrealized Appreciation/(Depreciation)	$(10.7)	$(2.3)	$(4.2)	$(17.2)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.74

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three-month periods ended June 30, 2013 and June 30, 2012, the net increase in net assets resulting from operations totaled approximately $20.9 million and approximately $48,000, respectively. For the six-month periods ended June 30, 2013 and June 30, 2012, the net increase in net assets resulting from operations totaled approximately $37.6 million and $17.2 million, respectively. These changes are made up of the items previously described.

Both the basic and fully diluted net change in net assets per common share was $0.34 for the three-month period ended June 30, 2013. There was no net change in net assets per common share for the three-month period ended June 30, 2012. The basic and fully diluted net change in net assets per common share for the six-month period ended June 30, 2013 was and $0.65 and $0.64, respectively, whereas both the basic and fully diluted net change in net assets per common share for the six-month period ended June 30, 2012 was $0.35.

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

At June 30, 2013, we had $75.0 million of Convertible Senior Notes payable, $170.4 million of 2019 Notes, $110.3 million of Asset-Backed Notes and $225.0 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At June 30, 2013, we had $238.9 million in available liquidity, including $133.9 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $30.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2013, we had approximately $1.7 million of restricted cash. Our restricted cash consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized Asset-Backed Notes, based on current characteristics of the securitized loan portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the six-months ended June 30, 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

During the six-months ended June 30, 2013, our operating activities used $93.6 million of cash and cash equivalents, compared to $42.7 million used during the six-months ended June 30, 2012. The $50.9 million increase in cash used in operating activities resulted primarily from additional purchases of investments of approximately $164.0 million partially offset by an increase in principal payments received on investments of approximately $103.8 million. During the six-months ended June 30, 2013, our investing activities used $1.8 million of cash, compared to $40,000 during six-months ended June 30, 2012. This $1.8 million increase in cash used by investing activities was primarily due to an increase in cash collections of interest and principal payments, classified as restricted cash, on assets that are securitized.

During the six-months ended June 30, 2013, our financing activities provided $46.4 million of cash, compared to $34.4 million during the six-months ended June 30, 2012. This $12.0 million increase in cash provided by financing activities was primarily due to an increase in proceeds from issuance of common stock of $47.6 million and a decrease in repayments of credit facilities of $27.3 million partially offset by a decrease in borrowings of credit facilities of $15.0 million and the Issuance of our 2019 Notes of $43.0 million in 2012.

As of June 30, 2013, net assets totaled $621.8 million, with a net asset value per share of $10.09. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

Additionally, we expect to raise additional capital to support our future growth through future equity and debt offerings, and/or future borrowings, to the extent permitted by the 1940 Act. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2013 Annual Shareholder Meeting held on May 30, 2013, our stockholders authorized us, with the approval of our Board of Directors, to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share. There can be no assurance that these capital resources will be available.

On July 25, 2012, our Board of Directors approved an extension of the stock repurchase plan under the same terms and conditions that allowed us to repurchase up to $35.0 million of our common stock. The stock repurchase plan expired on February 26, 2013 and no shares were repurchased in 2013.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2013 our asset coverage ratio under our regulatory requirements as a business development company was 337.2%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 206.6% at June 30, 2013.

Outstanding Borrowings

At June 30, 2013 (unaudited) and December 31, 2012, we had the following borrowing capacity and outstanding amounts:

	June 30, 2013		December 31, 2012
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
Union Bank Facility	$30,000	$—	$30,000	$—
Wells Facility	75,000	—	75,000	—
Convertible Senior Notes (2)	75,000	71,977	75,000	71,436
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	110,270	110,270	129,300	129,300
SBA Debentures (3)	225,000	225,000	225,000	225,000

Total	$685,634	$577,611	$704,664	$596,100

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $3.0 million at June 30, 2013 and $3.6 million at December 31, 2012.

(3)	At June 30, 2013 and at December 31, 2012, the total available borrowings under the SBA was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

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

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of June 30, 2013 (unaudited) and December 31, 2012 were as follows:

(in thousands)	June 30, 2013	December 31, 2012
Wells Facility	633	$867
SBA Debenture	5,489	5,877
Convertible Debt	1,611	1,900
Asset-Backed Notes	3,516	4,074
2019 Notes	5,805	6,287

	17,055	$19,005

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of June 30, 2013, we had unfunded contractual commitments of approximately $169.1 million. Approximately $95.1 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $60.0 million of non-binding term sheets outstanding to three new companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2013 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$577,611	$—	$110,270	$71,977	$395,364
Operating Lease Obligations (5)	8,233	1,364	2,923	3,085	861

Total	$585,844	$1,364	$113,193	$75,062	$396,225

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4.
(3)

Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $110.3 million in aggregate principal amount of the Asset-Backed Notes and $72.0 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $3.0 million at June 30, 2013.

(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $276,000 and $605,000 during the three and six-month periods ended June 30, 2013, respectively. There was approximately $288,000 and $573,000 recorded in the same periods ended June 30, 2012.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. HT II has a total of $76.0 million of SBA guaranteed debentures outstanding as of June 30, 2013 and has paid the SBA commitment fees of approximately $1.5 million. As of June 30, 2013, we held investments in HT II in 46 companies with a fair value of approximately $107.8 million, accounting for approximately 10.4% of our total portfolio at June 30, 2013.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of June 30, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of June 30, 2013. As of June 30, 2013, HT III has paid commitment fees of approximately $1.5 million. As of June 30 2013, we held investments in HT III in 38 companies with a fair value of approximately $220.4 million accounting for approximately 21.2% of our total portfolio at June 30, 2013.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the three-months ended June 30, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.05%. The average amount of debentures outstanding for the three-months ended June 30, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%.

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

As of June 30, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at June 30, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

We reported the following SBA debentures outstanding as of June 30, 2013 (unaudited) and December 31, 2012:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2013	December 31, 2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 27, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended June 30, 2013, this non-use fee was approximately $95,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At June 30, 2013, there were no borrowings outstanding on this facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of June 30, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of the October 2012 follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for proceeds of approximately $95.8 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2013.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended June 30, 2013, this nonuse fee was approximately $38,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At June 30, 2013 there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of June 30, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of the January and October 2012 follow-on public offerings of 5.0 and 3.1 million shares of common stock, respectively, for total net proceeds of approximately $80.9 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for total net proceeds of approximately $95.6 million. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2013.

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

During the six-months ended June 30, 2013, we reduced our realized gain by approximately $207,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $98,000 as a result of current quarter depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $215,000 as of June 30, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between April 2013 and January 2017.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of June 30, 2013, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $72.0 million.

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

As of June 30, 2013 (unaudited) and December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2013	As of December 31, 2012
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(3,023)	(3,564)

Carrying value of debt	$71,977	$71,436

For the three and six-months ended June 30, 2013 and 2012 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended June,		Six Months Ended June,
(in thousands)	2013	2012	2013	2012
Stated interest expense	$1,125	$1,125	$2,250	$2,250
Accretion of original issue discount	271	271	541	541
Amortization of debt issuance cost	144	144	289	289

Total interest expense	$1,540	$1,540	$3,080	$3,080

Cash paid for interest expense	$2,250	$2,250	$2,250	$2,250

As of June 30, 2013, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note to our consolidated financial statements for more detail on the Convertible Senior Notes.

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

For the three and six-months ended June 30, 2013 and 2012 (unaudited), the components of interest expense and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Stated interest expense	$2,981	$619	$5,963	$619
Amortization of debt issuance cost	242	49	482	49

Total interest expense and fees	$3,223	$668	$6,445	$668

Cash paid for interest expense and fees	$2,965	$—	$5,963	$—

As of June 30, 2013, we are in compliance with the terms of the indenture governing the 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

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

At June 30, 2013 and December 31, 2012, the Asset-Backed Notes had an outstanding balance of $110.3 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. We have segregated these funds and classified them as Restricted Cash. There was approximately $1.7 million of Restricted Cash as of June 30, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28

			$8.44

*	Dividend paid in cash and stock.

On July 29, 2013 the Board of Directors increased the quarterly dividend $0.01, or approximately 3.7%, and declared a cash dividend of $0.28 per share that is to be paid on August 20, 2013 to shareholders of record as of August 13, 2013. This dividend is our thirty-second consecutive quarterly dividend declaration since our initial public offering, and will bring the total cumulative dividend declared to date to $8.44 per share.

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

As a RIC, we will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) topic 820 Fair Value Measurements and Disclosures. At June 30, 2013, approximately 86.0% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and clean technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, it values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Pharmaceuticals - Debt	292,140	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.74% - 16.43% (1.0%) - 1.5%
	3,074	Option Pricing Model (b)	Average Industry Volatility (c) Risk Free Interest Rate Estimated Time to Exit (in months)	57.67% 0.120% 9.13
Medical Devices - Debt	59,911	Market Comparable Companies	Hypothetical Market Yield Premium	14.36 -16.77 (1.0%) - 1.00%
Technology - Debt	174,976	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.70% - 21.22% (2.00%) - 1.50%
	5,225	Liquidation	Investment Collateral	$0.00 - $8.74 million
Clean Tech - Debt	159,463	Market Comparable Companies	Hypothetical Market Yield Premium	13.59% - 17.34% (0.50%) - 1.05%
Lower Middle Market - Debt	172,068	Market Comparable Companies	Hypothetical Market Yield Premium	14.88% - 23.26% 0.00% - 2.00%
	48,750	Broker Quote (d)	Price Quotes Market Comparable Index Yield Spreads Par Value	82.5% - 99.5% of par 3.50% - 5.93% $18.2 - $30.0 million
	34,061	Liquidation	Investment Collateral	$0.00 - $37.27 million

Total Level Three Debt Investments	$949,668

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

Clean Tech, above, aligns with the Clean Tech industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.
(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type -	Fair Value at June 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
(in thousands)
Level Three Equity Investments	$42,518	Market Comparable Companies	EBITDA Multiple (b)	4.33x - 20.1x
			Revenue Multiple (b)	0.7x - 15.5x
			Discount for Lack of Marketability (c)	10.4% - 25.00%

Level Three Warrant Investments	28,192	Market Comparable Companies	EBITDA Multiple (b)	4.33x - 20.1x
			Revenue Multiple (b)	0.7x - 15.5x
			Discount for Lack of Marketability (c)	10.4% - 25.00%

Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility (d)	42.76% - 611.70%
			Risk-Free Interest Rate	0.12% - 0.62%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$70,710

(a)	The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

Income Recognition.

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At June 30, 2013, we had two loans on non-accrual, one with a fair value of approximately $5.5 million and the other with no fair market value compared to one loan at December 31, 2012 with no fair market value.

Paid-In-Kind and End of Term Income.

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $983,000 and $1.8 million in PIK income in the three and six-month periods ended June 30, 2013, respectively. The Company recorded approximately $271,000 and $569,000 in PIK income in the three and six-month periods ended June 30, 2012, respectively.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impacts from adopting this standard on our statement of assets and liabilities or results of operations. We are currently assessing the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

Subsequent Events

Dividend Declaration

On July 29, 2013 the Board of Directors increased the quarterly dividend by $0.01, or approximately 3.7%, and declared a cash dividend of $0.28 per share to be paid on August 20, 2013 to shareholders of record as of August 13, 2013. This dividend would represent our thirty-second consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $8.44 per share.

Closed and Pending Commitments

As of July 29, 2013, Hercules has:

a.	Closed commitments of approximately $39.0 million to new and existing portfolio companies, and funded approximately $9.0 million since the close of the second quarter.

b.	Pending commitments (signed non-binding term sheets) of approximately $43.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1 – June 30, 2013 Closed Commitments	$477.4
Q3-13 Closed Commitments (as of July 29, 2013)	$39.0

Total Year-to-date 2013 Closed Commitments(a)	$516.4
Pending Commitments (as of July 29, 2013)(b)	$43.0

Year-to-date 2013 Closed and Pending Commitments	$559.4

Notes:

a.	Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

In July 2013, Dialog Semiconductor PLC (GR: DLG) acquired Hercules portfolio company iWatt, Inc. for a total potential transaction value of approximately $345.0 million, subject to customary closing conditions.

In July 2013, Hercules portfolio company NeurogesX, Inc. (OTCQB:NGSX) completed the sale of certain of its assets to Acorda Therapeutics, Inc. (“Acorda”). In connection with the closing of the Acorda Sale, other assets of NeurogesX, Inc. were sold in an Article 9 sale process. The combination of the Acorda Sale and Article 9 Sale resulted in the sale of substantially all of the assets of NeurogesX, Inc.

In July 2013, ArthroCare Corp. (NASDAQ: ARTC) acquired Hercules portfolio company ENTrigue Surgical, Inc. ArthroCare paid $45.0 million in cash, subject to customary working capital adjustments and an amount held in escrow for indemnification. In addition, the previous shareholders of ENTrigue will have the right to receive contingent consideration for each of the next five years.

In July 2013, CommScope entered into a definitive agreement to acquire Hercules portfolio company Redwood Systems, Inc. Financial terms were not disclosed.

In July 2013, the National Rural Telecommunications Cooperative (NRTC) entered into a definitive agreement to acquire Hercules portfolio company NeoNova. Financial terms were not disclosed.

In July 2013, MedImpact Healthcare Systems, Inc. entered into an agreement to acquire Hercules’ portfolio company ScriptSave. The transaction is subject to customary closing conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2013, approximately 98.1% of the loans in our portfolio had variable rates based on floating Prime or LIBOR, or variable rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2013, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

Basis point increase(1) (in thousands)	Interest income	Interest expense	Net investment income
100	$6,464	$—	$6,464
200	$14,181	$—	$14,181
300	$21,462	$—	$21,462
400	$28,814	$—	$28,814
500	$36,165	$—	$36,165

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six-month period ended June 30, 2013, we did not engage in interest rate hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio, and other business developments, including borrowings under our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and Asset-Based Notes, that could affect the net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and Asset-Based Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Outstanding Borrowings” in this quarterly report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report on Form 10-Q, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on February 28, 2013.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2013 (unaudited) that represent greater than 5% of net assets:

	June 30, 2013
(in thousands)	Fair Value	Percentage of Net Assets
Box, Inc.	$49,573	8.0%
Merrimack Pharmaceuticals, Inc.	$43,434	7.0%
BrightSource Energy, Inc.	$35,069	5.6%
Jab Wireless, Inc.	$32,205	5.2%

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

Jab Wireless, Inc. is engaged in the acquisition and expansion of wireless broadband operators, bundles voice and data services.

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

Our Credit Facilities generally contain customary default provisions such as a minimum net worth amount, a profitability test, and a restriction on changing our business and loan quality standards. In addition, our Credit Facilities require or are expected to require the repayment of all outstanding debt on the maturity which may disrupt our business and potentially the business of our portfolio companies that are financed through the facilities. An event of default under these facilities would likely result, among other things, in termination of the availability of further funds under the facilities and accelerated maturity dates for all amounts outstanding under the facilities, which would likely disrupt our business and, potentially, the business of the portfolio companies whose loans we finance through the facilities. This could reduce our revenues and, by delaying any cash payment allowed to us under our facilities until the lender has been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and our ability to make distributions sufficient to maintain our status as a RIC.

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

Our investments may include original issue discount, or OID, instruments and contractual payment-in-kind, or PIK, interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	OID instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;

•	OID accruals may create uncertainty about the source of our distributions to stockholders;

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

We elected to be treated as a RIC for federal income tax purposes with the filing of our federal corporate income tax return for 2006. We will not qualify for the tax treatment allowable to RICs if we are unable to comply with the source of income, asset diversification and distribution requirements contained in Subchapter M of the Code, or if we fail to maintain our election to be regulated as a business development company under the 1940 Act. If we fail to qualify for the federal income tax benefits allowable to RICs for any reason and become subject to a corporate-level income tax, the resulting taxes could substantially reduce our net assets, the amount of income available for distribution to our stockholders and the actual amount of our distributions. Such a failure would have a material adverse effect on us, the net asset value of our common stock and the total return, if any, obtainable from your investment in our common stock. Any net operating losses that we incur in periods during which we qualify as a RIC will not offset net capital gains (i.e., net realized long-term capital gains in excess of net realized short-term capital losses), and we cannot pass such net operating losses through to our stockholders.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

In accordance with U.S. federal tax requirements, we include in income for tax purposes certain amounts that we have not yet received in cash, such as contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, certain loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

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

During the six-months ended June 30, 2013, we reduced our realized gain by approximately $207,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $98,000 as a result of depreciation of fair value during the six-month period ended June 30, 2013 on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $215,000 as of June 30, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between August 2013 and January 2017.

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. A proposed bill in the U.S. Senate, the Expanding Access to Capital for Entrepreneurial Act, or Senate Bill 511, would increase the total SBIC leverage capacity for affiliated SBIC funds from $225 million to $350 million. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended June 30, 2013, we issued approximately 93,000 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our dividend reinvestment plan was approximately $1.2 million.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 1, 2013	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 1, 2013	/S/ JESSICA BARON
Jessica Baron
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.