Form 10-Q
period 2013-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2013-11-07
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

On November 4, 2013, there were 61,736,693 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets
Investments:
Non-control/Non-affiliate investments (cost of $965,490 and $896,031, respectively)	$970,530	$894,428
Affiliate investments (cost of $17,546 and $18,307, respectively)	12,897	11,872

Total investments, at value (cost of $983,036 and $914,338, respectively)	983,427	906,300
Cash and cash equivalents	204,993	182,994
Restricted Cash	3,632	—
Interest receivable	10,275	9,635
Other assets	25,186	24,714

Total assets	$1,227,513	$1,123,643

Liabilities
Accounts payable and accrued liabilities	$14,051	$11,575
Long-term Liabilities (Convertible Senior Notes)	72,248	71,436
Asset-Backed Notes	102,474	129,300
2019 Notes	170,364	170,364
Long-term SBA Debentures	225,000	225,000

Total liabilities	$584,137	$607,675
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	$62	$53
Capital in excess of par value	664,650	564,508
Unrealized appreciation/(depreciation) on investments	1,091	(7,947)
Accumulated realized losses on investments	(25,607)	(36,916)
Undistributed net investment income/(Distributions in excess of net investment income)	3,180	(3,730)

Total net assets	$643,376	$515,968

Total liabilities and net assets	$1,227,513	$1,123,643

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	61,756	52,925
Net asset value per share	$10.42	$9.75

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trust for an asset-backed notes (see Note 4), which is a variable interest entity (“VIE”). The assets of our securitization VIE can only be used to settle obligations of our consolidated securitization VIE, these liabilities are only the obligations of our consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

(Dollars in thousands)	September 30, 2013	December 31, 2012
ASSETS
Restricted Cash	$3,632	$—
Total investments, at value (cost of $189,917 and $226,844, respectively)	185,244	226,997

Total assets	$188,876	$226,997

LIABILITIES
Asset-Backed Notes	$102,474	$129,300

Total liabilities	$102,474	$129,300

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest Income
Non-Control/Non-Affiliate investments	$35,623	$21,512	$93,722	$62,502
Affiliate investments	561	238	1,684	686

Total interest income	36,184	21,750	95,406	63,188

Fees
Non-Control/Non-Affiliate investments	4,832	2,150	11,088	6,936
Affiliate investments	5	1	9	1

Total fees	4,837	2,151	11,097	6,937

Total investment income	41,021	23,901	106,503	70,125

Operating expenses:
Interest	7,587	4,908	22,788	13,309
Loan fees	1,072	1,169	3,341	2,977
General and administrative	2,176	2,445	6,831	6,126
Employee Compensation:
Compensation and benefits	7,030	2,919	14,992	9,566
Stock-based compensation	1,596	1,109	4,349	3,111

Total employee compensation	8,626	4,028	19,341	12,677

Total operating expenses	19,461	12,550	52,301	35,089

Net investment income	21,560	11,351	54,202	35,036
Net realized gain/(loss) on investments
Non-Control/Non-Affiliate investments	7,125	(9,091)	11,309	2,049

Total net realized gain/(loss) on investments	7,125	(9,091)	11,309	2,049
Net unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	9,288	2,372	10,506	(12,922)
Affiliate investments	(992)	113	(1,468)	(2,265)

Total net unrealized appreciation (depreciation) on investments	8,296	2,485	9,038	(15,187)

Total net realized (unrealized) gain (loss)	15,421	(6,606)	20,347	(13,138)

Net increase in net assets resulting from operations	$36,981	$4,745	$74,549	21,898

Net investment income before investment gains and losses per common share:
Basic	$0.35	$0.23	$0.91	$0.71

Change in net assets per common share:
Basic	$0.61	$0.09	$1.26	$0.44

Diluted	$0.59	$0.09	$1.23	$0.44

Weighted average shares outstanding
Basic	60,522	48,750	58,206	48,130

Diluted	60,750	48,808	58,396	48,237

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains(Losses) on Investments	Distributions in Excess of Investment Income	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

Net increase in net assets resulting from operations	—	—	—	(15,187)	2,049	35,036	—	21,898
Issuance of common stock	574	1	3,252	—	—	—	—	3,253
Issuance of common stock under restricted stock plan	530	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	155	—	1,649	—	—	—	—	1,649
Retired shares from net issuance	(327)	—	(4,254)	—	—	—	—	(4,254)
Public Offering	5,000	5	47,649	—	—	—	—	47,654
Dividends declared	—	—	—	—	—	(35,292)	—	(35,292)
Stock-based compensation	—	—	3,168	—	—	—	—	3,168

Balance at September 30, 2012	49,785	$51	$535,707	$(18,618)	$(40,993)	$(6,688)	$(342)	$469,117

Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968

Net increase in net assets resulting from operations	—	—	—	9,038	11,309	54,202	—	74,549
Issuance of common stock	1,337	1	16,542	—	—	—	—	16,543
Issuance of common stock under restricted stock plan	472	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	142	—	1,923	—	—	—	—	1,923
Retired shares from net issuance	(1,170)	(1)	(18,259)	—	—	—	—	(18,260)
Public Offering	8,050	8	95,529	—	—	—	—	95,537
Dividends declared	—	—	—	—	—	(47,292)	—	(47,292)
Stock-based compensation	—	—	4,408	—	—	—	—	4,408

Balance at September 30, 2013	61,756	$62	$664,650	$1,091	$(25,607)	$3,522	$(342)	$643,376

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations.	$74,549	$21,898
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in / provided by operating activities:
Purchase of investments	(411,515)	(302,662)
Principal payments received on investments	336,438	165,157
Proceeds from sale of investments	29,459	21,265
Net unrealized (appreciation) / depreciation on investments	(9,038)	15,187
Net realized gain on investments	(11,309)	(2,049)
Net unrealized appreciation due to lender	—	—
Accretion of paid-in-kind principal	(2,269)	(834)
Accretion of loan discounts	(4,556)	(4,221)
Accretion of loan discount on Convertible Senior Notes	812	812
Accretion of loan exit fees	(10,031)	(2,998)
Change in deferred loan origination revenue	2,540	1,026
Unearned fees related to unfunded commitments	(364)	(1,865)
Amortization of debt fees and issuance costs	2,918	1,391
Depreciation	162	212
Stock-based compensation and amortization of restricted stock grants	4,408	3,168
Common stock issued in lieu of Director compensation	—	—
Change in operating assets and liabilities:
Interest and fees receivable	(641)	(1,955)
Prepaid expenses and other assets	570	(938)
Accounts payable	(63)	99
Income tax receivable (payable)	—	—
Accrued liabilities	2,588	(1,289)

Net cash provided by (used in) operating activities	4,658	(88,596)
Cash flows from investing activities:
Purchases of capital equipment	(240)	(85)
Investment in restricted cash	(3,632)	—
Other long-term assets	(30)	—

Net cash used in investing activities	(3,902)	(85)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	93,443	46,594
Stock repurchase program	—	—
Dividends paid	(45,368)	(33,643)
Issuance of Notes Payable	—	159,490
Borrowings of credit facilities	—	39,250
Repayments of credit facilities	(26,832)	(74,303)
Issuance of Class A2 Notes	—	—
Cash paid for debt issuance costs	—	(6,088)
Fees paid for credit facilities and debentures	—	—

Net cash provided by financing activities	21,243	131,300

Net increase in cash and cash equivalents	21,999	42,619
Cash and cash equivalents at beginning of period	182,994	64,474

Cash and cash equivalents at end of period	$204,993	$107,093

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
Loan
Biotechnology Tools
1-5 Years Maturity
Cleveland BioLabs, Inc(3)	Biotechnology Tools	Senior Secured	January 2017	Interest rate PRIME + 6.20% or Floor rate of 10.45%	$6,000	$5,865	$5,865
Labcyte, Inc.(11)	Biotechnology Tools	Senior Secured	June 2016	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$4,640	4,655	4,628

Subtotal: 1-5 Years Maturity						10,520	10,493

Subtotal: Biotechnology Tools (1.63%)*						10,520	10,493

Clean Tech
Under 1 Year Maturity
Brightsource Energy, Inc.	Clean Tech	Senior Secured	January 2014	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$35,000	35,398	35,398
Enphase Energy, Inc.(11)	Clean Tech	Senior Secured	June 2014	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$1,947	1,981	1,963

Subtotal: Under 1 Year Maturity						37,379	37,361

1-5 Years Maturity
Agrivida, Inc.	Clean Tech	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$6,000	5,835	5,835
Alphabet Energy, Inc.	Clean Tech	Senior Secured	February 2015	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$1,340	1,296	1,296
American Superconductor Corporation(3)(11)	Clean Tech	Senior Secured	December 2014	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$5,769	6,073	6,073
APTwater, Inc	Clean Tech	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$18,000	17,756	17,756
BioAmber, Inc.(5)(10)	Clean Tech	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$25,000	24,835	24,835
Enphase Energy, Inc.	Clean Tech	Senior Secured	August 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$7,400	7,396	7,281
Fluidic, Inc.	Clean Tech	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,884	4,884
Fulcrum Bioenergy, Inc.(11)	Clean Tech	Senior Secured	November 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$10,000	9,907	9,907
Glori Energy, Inc.(11)	Clean Tech	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$6,222	6,289	6,305
Polyera Corporation	Clean Tech	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,000	3,008	2,925
SCIEnergy, Inc.(4)	Clean Tech	Senior Secured	September 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$4,805	4,863	4,928
Scifiniti (pka Integrated Photovoltaics, Inc.)	Clean Tech	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$1,751	1,723	1,702
Stion Corporation(4)	Clean Tech	Senior Secured	February 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,102	5,274	5,168

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
TAS Energy, Inc.	Clean Tech	Senior Secured	February 2015	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$4,503	$4,344	$4,306
TAS Energy, Inc.	Clean Tech	Senior Secured	February 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$15,000	15,028	15,261

Total TAS Energy, Inc.						19,372	19,567
TPI Composites, Inc.	Clean Tech	Senior Secured	June 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$15,000	14,771	14,770

Subtotal: 1-5 Years Maturity						133,282	133,232

Subtotal: Clean Tech (26.52%)*						170,661	170,593

Communications & Networking
1-5 Years Maturity
Bridgewave Communications(8)	Communications & Networking	Senior Secured	March 2016	Interest rate FIXED + 8.00%, PIK Interest 8.00%	$7,753	7,433	2,007
OpenPeak, Inc.(11)	Communications & Networking	Senior Secured	July 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$11,440	11,984	11,984
PointOne(8)	Communications & Networking	Senior Secured	January 2017	Interest rate LIBOR + 11.00% or Floor rate of 13.50%	$2,128	2,128	—
PointOne(8)	Communications & Networking	Senior Secured	April 2015	Interest rate LIBOR + 11.00% or Floor rate of 13.50%	$—	(100)	100
PointOne(8)	Communications & Networking	Senior Secured	September 2015	Interest rate LIBOR + 11.00% or Floor rate of 13.50%	$—	(4)	—

Total PointOne						2,024	100
Spring Mobile Solutions	Communications & Networking	Senior Secured	November 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$20,000	19,553	19,835

Subtotal: 1-5 Years Maturity						40,994	33,926

Subtotal: Communications & Networking (5.27%)						40,994	33,926

Diagnostic
1-5 Years Maturity
Tethys Bioscience, Inc.(8)(11)	Diagnostic	Senior Secured	December 2015	Interest rate PRIME + 8.40% or Floor rate of 11.65%	$4,032	4,242	1,033

Subtotal: 1-5 Years Maturity						4,242	1,033

Subtotal: Diagnostic (0.16%)*						4,242	1,033

Drug Delivery
Under 1 Year Maturity
Alexza Pharmaceuticals, Inc(3)	Drug Delivery	Senior Secured	October 2013	Interest rate PRIME + 6.50% or Floor rate of 10.75%	$561	1,003	1,003

Subtotal: Under 1 Year Maturity						1,003	1,003

1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(3)(11)	Drug Delivery	Senior Secured	December 2014	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$5,278	5,327	5,240
AcelRx Pharmaceuticals, Inc.(3)	Drug Delivery	Senior Secured	December 2014	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$5,278	5,317	5,228

Total AcelRx Pharmaceuticals, Inc.						10,644	10,468

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
BIND Therapeutics, Inc.(3)	Drug Delivery	Senior Secured	September 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$4,500	$4,391	$4,391
Intelliject, Inc.(11)	Drug Delivery	Senior Secured	June 2016	Interest rate PRIME + 5.75% or Floor rate of 11.00%	$15,000	15,013	15,269
NuPathe, Inc.(3)	Drug Delivery	Senior Secured	May 2016	Interest rate PRIME +3.25% or Floor rate of 9.85%	$8,500	8,326	8,293
Revance Therapeutics, Inc.	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$1,161	1,189	1,160
Revance Therapeutics, Inc.	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$11,607	11,785	11,600

Total Revance Therapeutics, Inc.						12,974	12,760

Subtotal: 1-5 Years Maturity						51,348	51,181

Subtotal: Drug Delivery (8.11%)*						52,351	52,184

Drug Discovery & Development

1-5 Years Maturity
ADMA Biologics, Inc.	Drug Discovery & Development	Senior Secured	April 2016	Interest rate PRIME +2.75% or Floor rate of 8.50%	$5,000	4,921	4,756
Anacor Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Secured	July 2017	Interest rate PRIME + 6.40% or Floor rate of 11.65%	$15,000	14,498	14,498
Anacor Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Secured	July 2017	Interest rate PRIME + 6.40% or Floor rate of 11.65%	$15,000	14,498	14,498

Total Anacor Pharmaceuticals, Inc.						28,996	28,996
Aveo Pharmaceuticals, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	September 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$10,348	10,348	10,452
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Secured	September 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$11,492	11,492	11,607

Total Aveo Pharmaceuticals, Inc.						21,840	22,059
Cell Therapeutics, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 9.00% or Floor rate of 12.25%	$10,000	9,889	10,091
Cempra, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$9,762	9,592	9,456
Cempra, Inc.(3)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$5,238	5,147	5,075

Total Cempra, Inc.						14,739	14,531
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$16,967	16,764	16,270
Coronado Biosciences, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	March 2016	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$15,000	14,993	14,606
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Secured	January 2015	Interest rate PRIME + 4.40% or Floor rate of 10.15%	$6,101	6,048	5,970
Insmed, Incorporated(11)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$10,000	9,888	9,782

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
Insmed, Incorporated	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$10,000	$9,807	$9,701

Total Insmed, Incorporated						19,695	19,483
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Secured	May 2016	Interest rate PRIME + 5.30% or Floor rate of 10.55%	$40,000	40,175	39,239
Neuralstem, Inc.(3)	Drug Discovery & Development	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$8,000	7,800	7,904
Paratek Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	N/A	Interest rate FIXED + 10.00%	$36	36	36
Paratek Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	N/A	N/A	$28	28	28
Paratek Pharmaceuticals, Inc.(9)	Drug Discovery & Development	Senior Secured	N/A	Interest rate FIXED + 10.00%	$45	45	45

Total Paratek Pharmaceuticals, Inc.						109	109
uniQure B.V.(5)(10)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$10,000	9,660	9,660

Subtotal: 1-5 Years Maturity						195,629	193,674

Subtotal: Drug Discovery & Development (30.10%)*						195,629	193,674

Electronics & Computer Hardware

1-5 Years Maturity
Clustrix, Inc.	Electronics & Computer Hardware	Senior Secured	December 2015	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$582	577	577
Identive(3)(11)	Electronics & Computer Hardware	Senior Secured	November 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$6,621	6,524	6,609
OCZ Technology Group, Inc.	Electronics & Computer Hardware	Senior Secured	April 2016	Interest rate PRIME + 8.75% or Floor rate 12.50%, PIK Interest 3.00%	$10,121	11,624	11,624
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate PRIME + 12.75% or Floor rate 16.00%, PIK Interest 4.00%	$2,026	1,926	1,926

Subtotal: 1-5 Years Maturity						20,651	20,736

Subtotal: Electronics & Computer Hardware (3.22%)*						20,651	20,736

Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC	Healthcare Services, Other	Senior Secured	December 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$3,000	2,950	2,950
MDEverywhere, Inc.	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$2,000	1,871	1,871
Orion Healthcorp, Inc.	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 10.50% or Floor rate of 12.00%, PIK Interest 3.00%	$6,541	6,410	6,410
Orion Healthcorp, Inc.	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$2,000	461	461
Orion Healthcorp, Inc.	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$9,000	8,823	8,823

Total Orion Healthcorp, Inc.						15,694	15,694

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
Pacific Child & Family Associates	Healthcare Services, Other	Senior Secured	January 2015	Interest rate LIBOR + 9.00% or Floor rate of 11.50%	$2,104	$2,159	$2,117
Pacific Child & Family Associates	Healthcare Services, Other	Senior Secured	January 2015	Interest rate LIBOR + 11.00% or Floor rate 14.00%, PIK Interest 3.75%	$6,772	6,790	6,687

Total Pacific Child & Family Associates						8,949	8,804

Subtotal: 1-5 Years Maturity						29,464	29,320

Subtotal: Healthcare Services, Other (4.56%)*						29,464	29,320

Information Services
1-5 Years Maturity
Eccentex Corporation(11)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$763	759	370
InXpo, Inc.	Information Services	Senior Secured	April 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,550	2,467	2,337
Jab Wireless, Inc.	Information Services	Senior Secured	November 2017	Interest rate PRIME + 6.75% or Floor rate of 8.00%	$2,000	1,996	1,996
Jab Wireless, Inc.	Information Services	Senior Secured	November 2017	Interest rate PRIME + 6.75% or Floor rate of 8.00%	$7,574	7,526	7,526
Jab Wireless, Inc.	Information Services	Senior Secured	November 2017	Interest rate PRIME + 6.75% or Floor rate of 8.00%	$22,426	22,286	22,286

Total Jab Wireless, Inc.						31,808	31,808
Womensforum.com(11)	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$7,200	7,080	6,772
Womensforum.com(11)	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 7.50% or Floor rate of 10.25%, PIK Interest 2.00%	$4,592	4,515	4,151

Total Womensforum.com						11,595	10,923

Subtotal: 1-5 Years Maturity						46,629	45,437

Subtotal: Information Services (7.06%)*						46,629	45,437

Internet Consumer & Business Services
Under 1 Year Maturity
Tectura Corporation	Internet Consumer & Business Services	Senior Secured	December 2013	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	563
Tectura Corporation	Internet Consumer & Business Services	Senior Secured	December 2013	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,461	6,461
Tectura Corporation	Internet Consumer & Business Services	Senior Secured	December 2013	Interest rate LIBOR + 8.00% or Floor rate of 11.00%	$18,312	18,276	18,276
Tectura Corporation	Internet Consumer & Business Services	Senior Secured	December 2013	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	6,870	6,870

Total Tectura Corporation						32,170	32,170

Subtotal: Under 1 Year Maturity						32,170	32,170

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
1-5 Years Maturity
Ahhha, Inc.(8)	Internet Consumer & Business Services	Senior Secured	January 2015	Interest rate FIXED + 12.00%	$350	$346	$—
Blurb, Inc.	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$7,069	6,900	6,812
CashStar, Inc.	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate PRIME + 6.25% or Floor rate 10.50%, PIK Interest 1.00%	$4,008	3,921	3,921
Education Dynamics	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate FIXED + 12.50%, PIK Interest 1.50%	$17,765	17,484	17,025
Education Dynamics	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate FIXED +12.50%, PIK Interest 1.50%	$7,822	7,684	7,482

Total Education Dynamics						25,168	24,507
Gazelle	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate PRIME + 7.00% or Floor rate 10.25%, PIK Interest 2.50%	$12,287	12,190	12,433
Gazelle	Internet Consumer & Business Services	Senior Secured	October 2014	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$754	724	739

Total Gazelle						12,914	13,172
Just Fabulous, Inc.	Internet Consumer & Business Services	Senior Secured	August 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,581	4,581
Just Fabulous, Inc.	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,000	4,806	4,806

Total Just Fabulous, Inc.						9,387	9,387
Just.Me, Inc.(8)	Internet Consumer & Business Services	Senior Secured	June 2015	Interest rate PRIME + 5.00% or Floor rate of 8.25%	$662	650	—
Just.Me, Inc.(8)	Internet Consumer & Business Services	Senior Secured	June 2015	Interest rate PRIME + 5.25% or Floor rate of 5.75%	$661	653	—

Total Just.Me, Inc.						1,303	—
NetPlenish(8)	Internet Consumer & Business Services	Senior Secured	April 2015	Interest rate FIXED + 10.00%	$483	475	—
Reply! Inc.	Internet Consumer & Business Services	Senior Secured	February 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 2.00%	$3,015	3,021	3,111
Reply! Inc.(11)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 6.88% or Floor rate of 10.13%, PIK Interest 2.00%	$10,295	10,095	10,198
Reply! Inc.(11)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 7.25% or Floor rate of 11.00%, PIK Interest 2.00%	$2,010	2,014	2,054

Total Reply! Inc.						15,130	15,363
ShareThis, Inc.	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$15,000	14,503	14,575

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
Trulia, Inc.(3)(11)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 8.75%	$4,090	$4,047	$3,898
Trulia, Inc.(3)(11)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$4,062	4,020	3,973

Total Trulia, Inc.						8,067	7,871
Vaultlogix	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate LIBOR + 8.50% or Floor rate 10.00%, PIK Interest 2.50%	$7,932	7,869	7,390
Vaultlogix	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$8,242	8,230	7,797

Total Vaultlogix						16,099	15,187
WaveMarket, Inc.(11)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 5.75% or Floor rate of 9.50%	$10,000	9,914	9,754

Subtotal: 1-5 Years Maturity						124,127	120,549

Subtotal: Internet Consumer & Business Services (23.74%)*						156,297	152,719

Media/Content/Info
1-5 Years Maturity
Westwood One	Media/Content/Info	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$5,113	4,824	4,824
Westwood One	Media/Content/Info	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$12,782	11,951	11,951

Total Westwood One						16,775	16,775
Zoom Media and Marketing	Media/Content/Info	Senior Secured	December 2014	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,000	3,820	3,727
Zoom Media and Marketing	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate 10.50%, PIK Interest 3.75%	$4,695	4,488	4,423

Total Zoom Media and Marketing						8,308	8,150

Subtotal: 1-5 Years Maturity						25,083	24,925

Subtotal: Media/Content/Info (3.87%)						25,083	24,925

Medical Devices & Equipment
Under 1 Year Maturity
Novasys Medical, Inc(9)	Medical Devices & Equipment	Senior Secured	June 2013	Interest rate FIXED of + 8.00%	$35	34	34
Optiscan Biomedical, Corp(6)	Medical Devices & Equipment	Senior Secured	December 2013	Interest rate PRIME + 8.20% or Floor rate of 11.45%	$8,260	9,704	9,704
Oraya Therapeutics, Inc.(9)	Medical Devices & Equipment	Senior Secured	December 2013	Interest rate FIXED + 7.00%	$500	500	500

Subtotal: Under 1 Year Maturity						10,238	10,238

1-5 Years Maturity
Home Dialysis Plus	Medical Devices & Equipment	Senior Secured	April 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$10,000	9,661	9,661
Lanx, Inc.	Medical Devices & Equipment	Senior Secured	October 2015	Interest rate (PRIME -5.25%) + 9.60% or Floor rate of 10.25%	$5,500	5,280	5,138
Lanx, Inc.	Medical Devices & Equipment	Senior Secured	October 2016	Interest rate PRIME + 8.50% or Floor rate of 11.75%, PIK Interest 2.00%	$13,184	12,835	13,092

Total Lanx, Inc.						18,115	18,230

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
Medrobotics Corporation	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$5,000	$4,877	$4,898
NinePoint Medical, Inc.	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$6,585	6,499	6,367
Oraya Therapeutics, Inc.(11)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%	$7,971	7,862	8,001
SonaCare Medical	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$4,000	3,930	3,785
SonaCare Medical(11)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$6,000	6,031	5,805

Total SonaCare Medical						9,961	9,590
United Orthopedic Group, Inc.	Medical Devices & Equipment	Senior Secured	July 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$25,000	24,401	25,151

Subtotal: 1-5 Years Maturity						81,375	81,898

Subtotal: Medical Devices & Equipment (14.32%)*						91,613	92,136

Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$1,247	1,232	1,207
SiTime Corporation	Semiconductors	Senior Secured	September 2016	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,500	3,442	3,442

Subtotal: 1-5 Years Maturity						4,674	4,649

Subtotal: Semiconductors (0.72%)*						4,674	4,649

Software
Under 1 Year Maturity
Clickfox, Inc.	Software	Senior Secured	September 2014	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	1,972	1,972
Tada Innovations, Inc.(8)	Software	Senior Secured	October 2013	Interest rate FIXED + 8.00%	$100	100	—

Subtotal: Under 1 Year Maturity						2,072	1,972

1-5 Years Maturity
Clickfox, Inc.	Software	Senior Secured	November 2015	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$6,511	6,120	6,120
EndPlay, Inc.	Software	Senior Secured	August 2015	Interest rate PRIME + 7.35% or Floor rate of 10.60%	$1,802	1,720	1,623
Hillcrest Laboratories, Inc.	Software	Senior Secured	July 2015	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$3,039	3,000	3,006
KXEN, Inc.(4)	Software	Senior Secured	January 2015	Interest rate PRIME + 5.08% or Floor rate of 8.33%	$1,545	1,622	1,622
Mobile Posse, Inc.	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$4,000	3,845	3,845
Neos Geosolutions, Inc.	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%	$4,000	4,010	3,895
StartApp	Software	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$2,500	2,488	2,488

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Maturity Date	Interest Rate and Floor	Principal Amount	Cost	Value
Touchcommerce, Inc.	Software	Senior Secured	June 2017	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$5,000	$4,686	$4,686
Touchcommerce, Inc.	Software	Senior Secured	December 2014	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$3,111	3,060	3,060

Total Touchcommerce, Inc.						7,746	7,746

Subtotal: 1-5 Years Maturity						30,551	30,345

Subtotal: Software (5.02%)*						32,623	32,317

Specialty Pharmaceuticals
Under 1 Year Maturity
QuatRx Pharmaceuticals Company(9)	Specialty Pharmaceuticals	Senior Secured	March 2014	Interest rate FIXED + 8.00%	$82	82	267
QuatRx Pharmaceuticals Company(9)	Specialty Pharmaceuticals	Senior Secured	March 2014	Interest rate FIXED + 8.00%	$556	556	920
QuatRx Pharmaceuticals Company(9)	Specialty Pharmaceuticals	Senior Secured	March 2014	Interest rate FIXED + 8.00%	$1,250	1,250	2,071

Total QuatRx Pharmaceuticals Company						1,888	3,258

Subtotal: Under 1 Year Maturity						1,888	3,258

1-5 Years Maturity
Rockwell Medical, Inc.	Specialty Pharmaceuticals	Senior Secured	December 2016	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$20,000	19,919	19,919

Subtotal: 1-5 Years Maturity						19,919	19,919

Subtotal: Specialty Pharmaceuticals (3.60%)*						21,807	23,177

Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(11)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED + 12.95%	$7,250	7,174	7,174

Subtotal: 1-5 Years Maturity						7,174	7,174

Subtotal: Surgical Devices (1.12%)*						7,174	7,174

Total Debt (139.03%)*						910,412	894,493

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Series	Shares	Cost	Value
Equity
Biotechnology Tools
NuGEN Technologies, Inc.	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$691

Subtotal: Biotechnology Tools (0.11%)*					500	691

Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	153
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	3,046
Stoke, Inc.	Communications & Networking	Equity	Preferred Series E	152,905	500	685

Subtotal: Communications & Networking (0.60%)*					1,602	3,884

Consumer & Business Products
Caivis Acquistion Corporation	Consumer & Business Products	Equity	Common Stock	295,861	819	598
IPA Holdings, LLC	Consumer & Business Products	Equity	LLC Interest	500,000	500	564
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B	187,970	500	403

Subtotal: Consumer & Business Products (0.24%)*					1,819	1,565

Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)	Drug Delivery	Equity	Common Stock	89,243	178	858
Merrion Pharm(3)(5)(10)	Drug Delivery	Equity	Common Stock	20,000	9	—
NuPathe, Inc.(3)	Drug Delivery	Equity	Common Stock	50,000	146	120
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Equity	Common Stock	41,570	500	132

Subtotal: Drug Delivery (0.17%)*					833	1,110

Drug Discovery & Development
Acceleron Pharma, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	235,872	1471	4260
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	167,864	842	346
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Equity	Preferred Series B	20,107	503	202
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Equity	Preferred Series C	142,858	1,000	991

Total Dicerna Pharmaceuticals, Inc.				162,965	1,503	1,193
Inotek Pharmaceuticals Corporation	Drug Discovery & Development	Equity	Common Stock	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	546,448	2,000	2,071
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Equity	Common Stock	85,450	5	—
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Equity	Preferred Series H	244,158	1000	—

Total Paratek Pharmaceuticals, Inc.				329,608	1,005	—

Subtotal: Drug Discovery & Development (1.22%)*					8,321	7,870

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Series	Shares	Cost	Value
Electronics & Computer Hardware
Virident Systems, Inc.	Electronics & Computer Hardware	Equity	Preferred Series D	6,546,217	$5,000	$12,235

Subtotal: Electronics & Computer Hardware (1.90%)*					5,000	12,235

Information Services
Buzznet, Inc.	Information Services	Equity	Preferred Series C	263,158	250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Equity	Common Stock	500,000	603	—

Subtotal: Information Services (0.00%)*					853	—

Internet Consumer & Business Services
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	8,121	93	—
Progress Financial	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	250
Trulia, Inc.(3)	Internet Consumer & Business Services	Equity	Common Stock	29,340	141	1,697

Subtotal: Internet Consumer & Business Services (0.30%)*					484	1,947

Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Equity	Preferred Series D	145,590	1,000	544

Subtotal: Media/Content/Info (0.08%)*					1,000	544

Medical Devices & Equipment
Gelesis, Inc.(6)	Medical Devices & Equipment	Equity	LLC Interest	2,024,092	925	513
Lanx, Inc.	Medical Devices & Equipment	Equity	Preferred Series C	1,203,369	1,000	2,000
Medrobotics Corporation	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	270
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	390
Optiscan Biomedical, Corp.(6)	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	132
Optiscan Biomedical, Corp.(6)	Medical Devices & Equipment	Equity	Preferred Series D	20,251,220	1932	1859

Total Optiscan Biomedical, Corp.				28,364,096	5,587	2,381

Subtotal: Medical Devices & Equipment (0.80%)*					8,762	5,164

Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,780
Atrenta, Inc.	Software	Equity	Preferred Series D	635,513	508	1126

Total Atrenta, Inc.				1,832,358	1,494	2,906
Box, Inc.	Software	Equity	Preferred Series C	390,625	500	5,352
Box, Inc.	Software	Equity	Preferred Series D	158,133	500	2,166
Box, Inc.	Software	Equity	Preferred Series D-1	124,511	1,000	1,706
Box, Inc.	Software	Equity	Preferred Series D-2	220,751	2,001	3,024
Box, Inc.	Software	Equity	Preferred Series E	38,183	500	523

Total Box, Inc.				932,203	4,501	12,771
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	50	71
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	1,401
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	302

Subtotal: Software (2.71%)*					6,750	17,451

Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	166,419	750	—

Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Series	Shares	Cost	Value
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series B	219,298	$250	$60
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series C	656,538	282	109
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series D	1,621,553	580	675

Total Gynesonics, Inc.				2,497,389	1,112	844
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	300
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series C	119,999	300	219
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series D	260,000	650	875

Total Transmedics, Inc.				468,960	2,050	1,394

Subtotal: Surgical Devices (0.35%)*					3,162	2,238

Subtotal: Equity (8.50%)*					39,836	54,699

Warrant
Biotechnology Tools
Cleveland BioLabs, Inc (3)	Biotechnology Tools	Warrant	Common Stock	156,250	105	105
Labcyte, Inc.	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	75
NuGEN Technologies, Inc.	Biotechnology Tools	Warrant	Preferred Series B	204,545	45	249
NuGEN Technologies, Inc.	Biotechnology Tools	Warrant	Preferred Series C	30,114	33	25

Total NuGEN Technologies, Inc.					78	274

Subtotal: Biotechnology Tools (0.07%)*					506	454

Clean Tech
Agrivida, Inc.	Clean Tech	Warrant	Preferred Series C	77,447	120	243
Alphabet Energy, Inc.	Clean Tech	Warrant	Preferred Series A	86,329	82	205
American Superconductor Corporation(3)	Clean Tech	Warrant	Preferred Common Stock	139,275	244	55
Brightsource Energy, Inc.	Clean Tech	Warrant	Preferred Series 1	175,000	780	175
Calera, Inc.	Clean Tech	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.	Clean Tech	Warrant	Preferred Series B	437,500	308	434
Fluidic, Inc.	Clean Tech	Warrant	Preferred Series C	59,665	102	102
Fulcrum Bioenergy, Inc.	Clean Tech	Warrant	Preferred Series C-1	280,897	275	198
Glori Energy, Inc.	Clean Tech	Warrant	Preferred Series C	145,932	165	46
GreatPoint Energy, Inc.	Clean Tech	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation	Clean Tech	Warrant	Preferred Series C	161,575	69	90
Propel Fuels	Clean Tech	Warrant	Preferred Series C	3,200,000	211	169
SCIEnergy, Inc.	Clean Tech	Warrant	Preferred Series D	1,061,623	360	25
Scifiniti (pka Integrated Photovoltaics, Inc.)	Clean Tech	Warrant	Preferred Series B	390,000	82	114
Solexel, Inc.	Clean Tech	Warrant	Preferred Series B	1,171,625	1162	236
Stion Corporation	Clean Tech	Warrant	Preferred Series E	110,226	317	171
TAS Energy, Inc.	Clean Tech	Warrant	Preferred Series E	37,406	299	172
TPI Composites, Inc.	Clean Tech	Warrant	Preferred Series B	120	172	241
Trilliant, Inc.	Clean Tech	Warrant	Preferred Series A	320,000	162	36

Subtotal: Clean Tech (0.42%)*					5,971	2,712

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Series	Shares	Cost	Value
Communications & Networking
Bridgewave Communications	Communications & Networking	Warrant	Preferred Series 5	29,426	$753	$—
Intelepeer, Inc.	Communications & Networking	Warrant	Preferred Series C	117,958	102	124
OpenPeak, Inc.	Communications & Networking	Warrant	Preferred Series E	25,646	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	52
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	304
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	80
Purcell Systems, Inc.	Communications & Networking	Warrant	Preferred Series B	110,000	123	730
Spring Mobile Solutions	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	776
Stoke, Inc.	Communications & Networking	Warrant	Preferred Series C	158,536	53	195
Stoke, Inc.	Communications & Networking	Warrant	Preferred Series D	72,727	65	84

Total Stoke, Inc.				231,263	118	279

Subtotal: Communications & Networking (0.36%)*					1,871	2,345

Consumer & Business Products
IPA Holdings, LLC	Consumer & Business Products	Warrant	Common Stock	650,000	275	322
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A	99,286	24	9
Seven Networks, Inc.	Consumer & Business Products	Warrant	Preferred Series C	1,821,429	174	3

Subtotal: Consumer & Business Products (0.05%)*					473	334

Diagnostic
Navidea Biopharmaceuticals, Inc. (pka Neoprobe) (3)	Diagnostic	Warrant	Common Stock	333,333	244	255
Tethys Bioscience, Inc.	Diagnostic	Warrant	Preferred Series E	2,689,945	147	—

Subtotal: Diagnostic (0.04%)*					391	255

Drug Delivery
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	37,639	645	3
BIND Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	71,359	367	267
Intelliject, Inc.	Drug Delivery	Warrant	Preferred Series B	82,500	594	780
NuPathe, Inc.(3)	Drug Delivery	Warrant	Common Stock	106,631	139	83
Revance Therapeutics, Inc.	Drug Delivery	Warrant	Preferred Series D	802,675	557	317
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	61,452	87	4

Subtotal: Drug Delivery (0.23%)*					2,389	1,454

Drug Discovery & Development
Acceleron Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	39,178	74	451
ADMA Biologics, Inc.	Drug Discovery & Development	Warrant	Common Stock	31,750	129	129
Anacor Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	528,375	1155	2919
Anthera Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	24
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	679,040	300	483
Cempra, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	138,797	458	655
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	500
Concert Pharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Preferred Series C	400,000	367	524
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	161
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Preferred Series A	21,000	237	43
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Warrant	Preferred Series B	26,400	310	55

Total Dicerna Pharmaceuticals, Inc.				47,600	575	98
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,408	231	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	302,143	155	217
Neuralstem, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	648,798	295	972
Portola Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Preferred Series B	68,702	152	729
uniQure B.V.(5)(10)	Drug Discovery & Development	Warrant	Preferred Series A	185,873	218	218

Subtotal: Drug Discovery & Development (1.26%)*					5,725	8,080

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Series	Shares	Cost	Value
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Preferred Series B	50,000	$12	$17
Identive(3)	Electronics & Computer Hardware	Warrant	Common Stock	992,084	247	226
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Warrant	Preferred Series A	552,467	124	58

Subtotal: Electronics & Computer Hardware (0.05%)*					383	301

Healthcare Services, Other
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	58

Subtotal: Healthcare Services, Other (0.01%)*					94	58

Information Services
Buzznet, Inc.	Information Services	Warrant	Preferred Series B	19,962	9	—
Cha Cha Search, Inc.	Information Services	Warrant	Preferred Series G	48,232	58	15
Eccentex Corporation	Information Services	Warrant	Preferred Series A	408,719	31	—
Intelligent Beauty, Inc.	Information Services	Warrant	Preferred Series B	190,234	230	797
InXpo, Inc.	Information Services	Warrant	Preferred Series C	915,449	123	54
InXpo, Inc.	Information Services	Warrant	Preferred Series C-1	314,966	24	19

Total InXpo, Inc.				1,230,415	147	73
Jab Wireless, Inc.	Information Services	Warrant	Preferred Series A	266,567	265	334
RichRelevance, Inc.	Information Services	Warrant	Preferred Series D	112,749	98	40

Subtotal: Information Services (0.20%)*					838	1,259

Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	439,336	323	506
Blurb, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	364

Total Blurb, Inc.				673,616	959	870
CashStar, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C-2	454,545	102	39
Gazelle	Internet Consumer & Business Services	Warrant	Preferred Series D	151,827	165	384
Invoke Solutions, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	53,084	39	—
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,456	589	1199
Just.Me, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series A	102,299	20	—
Prism Education Group, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
Progress Financial	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	62
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	144
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	473
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
WaveMarket, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	1,083,333	106	47

Subtotal: Internet Consumer & Business Services (0.50%)*					3,019	3,218

Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Warrant	Preferred Series C	110,018	60	72
Glam Media, Inc.	Media/Content/Info	Warrant	Preferred Series D	407,457	482	—
Zoom Media and Marketing	Media/Content/Info	Warrant	Preferred	1,204	348	379

Subtotal: Media/Content/Info (0.07%)*					890	451

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Series	Shares	Cost	Value
Medical Devices & Equipment
Gelesis, Inc.(6)	Medical Devices & Equipment	Warrant	LLC Interest	263,688	$78	$9
Home Dialysis Plus	Medical Devices & Equipment	Warrant	Preferred Series A	300,000	245	245
Lanx, Inc.	Medical Devices & Equipment	Warrant	Preferred Series C	1,203,369	441	1,156
Medrobotics Corporation	Medical Devices & Equipment	Warrant	Preferred Series D	424,008	343	207
Medrobotics Corporation	Medical Devices & Equipment	Warrant	Preferred Series E	34,199	27	25

Total Medrobotics Corporation				458,207	370	232
MELA Sciences, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	693,202	401	137
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	260
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—

Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1252	290
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	95,498	66	39
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Preferred Series C	716,948	676	232

Total Oraya Therapeutics, Inc.				812,446	742	271
SonaCare Medical	Medical Devices & Equipment	Warrant	Preferred Series G	1,413,880	188	62
United Orthopedic Group, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	423,076	608	673

Subtotal: Medical Devices & Equipment (0.52%)*					4,628	3,335

Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	173
Kovio, Inc.	Semiconductors	Warrant	Preferred Series B	319,352	92	—
SiTime Corporation	Semiconductors	Warrant	Preferred Series G	195,683	23	23

Subtotal: Semiconductors (0.03%)*					275	196

Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	121	345
Box, Inc.	Software	Warrant	Preferred Series B	271,070	73	3,535
Box, Inc.	Software	Warrant	Preferred Series C	199,219	117	2,475
Box, Inc.	Software	Warrant	Preferred Series D-1	62,255	193	378

Total Box, Inc.				532,544	383	6,388
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
Central Desktop, Inc.	Software	Warrant	Preferred Series B	522,823	108	206
Clickfox, Inc.	Software	Warrant	Preferred Series B	1,038,563	329	460
Clickfox, Inc.	Software	Warrant	Preferred Series C	592,019	730	289

Total Clickfox, Inc.				1,630,582	1,059	749
Daegis Inc. (pka Unify Corporation)(3)	Software	Warrant	Common Stock	718,860	1,434	38
EndPlay, Inc.	Software	Warrant	Preferred Series B	180,000	67	—
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	223
Hillcrest Laboratories, Inc.	Software	Warrant	Preferred Series E	1,865,650	55	226
KXEN, Inc.	Software	Warrant	Preferred Series D	184,614	47	120
Mobile Posse, Inc.	Software	Warrant	Preferred Series C	396,430	130	141
Neos Geosolutions, Inc.	Software	Warrant	Preferred Series 3	221,150	22	—
SugarSync, Inc.	Software	Warrant	Preferred Series CC	332,726	78	85
SugarSync, Inc.	Software	Warrant	Preferred Series DD	107,526	34	29

Total SugarSync, Inc.				440,252	112	114
Touchcommerce, Inc.	Software	Warrant	Preferred Series E	992,595	251	426
White Sky, Inc.	Software	Warrant	Preferred Series B-2	124,295	54	5
WildTangent, Inc.	Software	Warrant	Preferred Series 3A	100,000	238	64

Subtotal: Software (1.41%)*					4,310	9,045

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

September 30, 2013

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment	Series	Shares	Cost	Value
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	$306	$—

Subtotal: Specialty Pharmaceuticals (0.00%)*					306	—

Surgical Devices
Gynesonics, Inc.	Surgical Devices	Warrant	Preferred Series C	180,480	74	26
Gynesonics, Inc.	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	362

Total Gynesonics, Inc.				1,756,445	394	388
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	10
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series D	175,000	100	340

Total Transmedics, Inc.				215,436	325	350

Subtotal: Surgical Devices (0.11%)*					719	738

Total Warrants (5.32%)*					32,788	34,235

Total Investments (152.85%)*					$983,036	$983,427

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $46.1 million, $46.3 million and $157,787 respectively. The tax cost of investments is $982.2 million.
(3)	Except for warrants in twenty-one publicly traded companies and common stock in nine publicly traded companies, all investments are restricted at September 30, 2013 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns as least 5% but not more than 25% of the voting securities of the Company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners as least 25% but not more than 50% of the voting securities of the Company.
(8)	Debt is on non-accrual status at September 30, 2013, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 4).

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$2,641	$2,604	$2,522
Eccentex Corporation	Information Services	Senior Debt(11) Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,000	977	965
InXpo, Inc.	Information Services	Senior Debt Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%	$2,550	2,466	2,434
Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2017 Interest rate Prime + 6.75% or Floor rate of 8.00%	$30,000	29,852	29,850
RichRelevance, Inc.	Information Services	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$4,245	4,210	4,068
Womensforum.com, Inc.	Information Services	Senior Debt(11) Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$8,000	7,838	7,838
		Senior Debt(11) Matures October 2016 Interest rate LIBOR + 7.50% or Floor rate of 10.25%	$4,500	4,422	4,422

Total Womensforum.com, Inc.				12,260	12,260

Total Debt Information Services (10.10%)*				52,369	52,099

Gynesonics, Inc.	Medical Device & Equipment	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$3,912	3,975	4,014
		Senior Debt Matures February 2013 Interest rate Fixed 8.00%	$253	247	247
		Senior Debt Matures September 2013 Interest rate Fixed 8.00%	$36	30	30

Total Gynesonics, Inc.				4,252	4,291
Lanx, Inc.	Medical Device & Equipment	Senior Debt Matures October 2016 Interest rate Prime + 6.50% or Floor rate of 10.25%	$15,000	14,428	14,428
		Revolving Line of Credit Matures October 2015 Interest rate Prime + 5.25% or Floor rate of 9.00%	$5,500	5,300	5,300

Total Lanx, Inc.				19,728	19,728
Novasys Medical, Inc.	Medical Device & Equipment	Senior Debt (9) Matures January 2013 Interest rate Fixed 8.00%	$65	65	65
		Senior Debt(9) Matures August 2013 Interest rate Fixed 8.00%	$22	20	20

Total Novasys Medical, Inc.				85	85

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$8,260	$8,915	$9,080
		Senior Debt(9) Matures April 2013 Interest rate Fixed 8.00%	$288	288	288
		Senior Debt(9) Matures September 2013 Interest rate Fixed 8.00%	$123	123	123

Total Optiscan Biomedical, Corp.				9,326	9,491
Oraya Therapeutics, Inc.	Medical Device & Equipment	Senior Debt (9) Matures December 2013 Interest rate Fixed 7.00%	$500	500	500
		Senior Debt(11) Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 10.25%	$10,000	9,798	10,079

Total Oraya Therapeutics, Inc.				10,298	10,579
USHIFU, LLC	Medical Device & Equipment	Senior Debt (11) Matures April 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$6,000	5,856	5,856

Total Debt Medical Device & Equipment (9.69%)*				49,545	50,030

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$5,741	5,691	5,752
Tethys Bioscience Inc.	Diagnostic	Senior Debt(11) Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%	$10,000	9,940	10,026

Total Debt Diagnostic (3.06%)*				15,631	15,778

Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%	$761	834	834
		Senior Debt(11) Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%	$5,000	4,890	4,995

Total Labcyte, Inc.				5,724	5,829

Total Debt Biotechnology Tools (1.13%)*				5,724	5,829

MedCall, LLC	Healthcare Services, Other	Senior Debt Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%	$4,908	4,844	4,695
		Senior Debt Matures January 2016 Interest rate LIBOR +8.00% or Floor rate of 10.00%	$4,037	3,972	3,871

Total MedCall, LLC				8,816	8,566

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt Matures January 2015 Interest rate LIBOR + 9.00% or Floor rate of 11.50%	$3,661	$3,713	$3,713
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 7.50% or Floor rate of 10.00%	$1,500	1,490	1,490
		Senior Debt Matures January 2015 Interest rate LIBOR + 11.50% or Floor rate of 14.00%, PIK interest 3.75%	$5,900	6,562	6,562

Total Pacific Child & Family Associates, LLC				11,765	11,765
ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt Matures February 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%	$16,375	16,168	16,150

Total Debt Health Services, Other (7.07%)*				36,749	36,481

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$2,463	2,431	2,427
Transmedics, Inc.	Surgical Devices	Senior Debt (11) Matures November 2015 Interest rate Fixed 12.95%	$7,250	7,464	7,464

Total Debt Surgical Devices (1.92%)*				9,895	9,891

Westwood One Communications	Media/Content/ Info	Senior Debt Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$20,475	18,994	17,575
Women’s Marketing, Inc.	Media/Content/ Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$9,681	10,002	10,002
		Senior Debt(11) Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%	$16,362	16,105	15,787

Total Women’s Marketing, Inc.				26,107	25,789
Zoom Media Corporation	Media/Content/ Info	Senior Debt Matures December 2015 Interest rate Prime + 7.25% or Floor rate of 10.50%, PIK 3.75%	$5,000	4,657	4,657
	Media/Content/ Info	Revolving Line of Credit Matures December 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$3,000	2,700	2,700

Total Zoom Media Corporation				7,357	7,357

Total Debt Media/Content/Info (9.83%)*				52,458	50,721

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Acceleron Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		46,446	$39	$53
		Preferred Stock Warrants	Series A	426,000	69	345
		Preferred Stock Warrants	Series B	110,270	35	64

Total Warrants Acceleron Pharmaceuticals, Inc.				582,716	143	462
Anthera Pharmaceuticals Inc. (3)	Drug Discovery & Development	Common Stock Warrants		321,429	984	66
Cempra, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		39,038	187	46
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Preferred Stock Warrants	Series D	325,261	490	500
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Preferred Stock Warrants	Series C	400,000	367	126
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		73,009	142	81
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Common Stock Warrants		50,000	28	16
		Preferred Stock Warrants	Series A	525,000	236	173
		Preferred Stock Warrants	Series B	660,000	311	217

Total Warrants Dicerna Pharmaceuticals, Inc.				1,235,000	575	406
EpiCept Corporation(3)	Drug Discovery & Development	Common Stock Warrants		325,204	4	—
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		22,408	231	—
Insmed, Incorporated(3)	Drug Discovery & Development	Common Stock Warrants		329,931	570	1,316
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		302,143	155	641
NeurogesX, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		3,421,500	503	400
PolyMedix, Inc.(3)	Drug Discovery & Development	Common Stock Warrants		627,586	480	9
Portola Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock Warrants	Series B	687,023	152	298

Total Warrants Drug Discovery & Development (0.84%)*					4,983	4,351

Bridgewave Communications	Communications & Networking	Preferred Stock Warrants	Series 5	2,942,618	753	—
Intelepeer, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	117,958	101	190
Neonova Holding Company	Communications & Networking	Preferred Stock Warrants	Series A	450,000	94	23
OpenPeak, Inc.	Communications & Networking	Preferred Stock Warrants	Series E	25,646	149	9
PeerApp, Inc.(4)	Communications & Networking	Preferred Stock Warrants	Series B	298,779	61	47
Peerless Network, Inc.	Communications & Networking	Preferred Stock Warrants	Series A	135,000	95	352
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B	1,136,277	52	112
UPH Holdings, Inc.	Communications & Networking	Common Stock Warrants		145,877	131	52
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	110,000	123	62
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	158,536	53	135
		Preferred Stock Warrants	Series D	72,727	65	57

Total Stoke, Inc.				231,263	118	192

Total Warrants Communications & Networking (0.20%)*					1,677	1,039

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock Warrants	Series D	392,670	$121	$322
Box, Inc.(4)	Software	Preferred Stock Warrants	Series C	271,070	117	2,235
		Preferred Stock Warrants	Series B	199,219	73	3,242
		Preferred Stock Warrants	Series D-1	62,255	194	566

Total Box, Inc.				532,544	384	6,043
Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A	168,750	188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B	522,823	108	166
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B	1,038,563	329	332
		Preferred Stock Warrants	Series C	592,019	730	213

Total Clickfox, Inc.				1,630,582	1,059	545
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants		718,860	1,434	75
Endplay, Inc.	Software	Preferred Stock Warrants	Series B	180,000	67	39
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D	399,687	99	202
HighRoads, Inc.	Software	Preferred Stock Warrants	Series B	190,176	44	9
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants	Series E	1,865,650	55	70
JackBe Corporation	Software	Preferred Stock Warrants	Series C	180,000	73	54
Kxen, Inc.(4)	Software	Preferred Stock Warrants	Series D	184,614	47	13
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B	41,266	117
SugarSync Inc.	Software	Preferred Stock Warrants	Series CC	332,726	78	123
		Preferred Stock Warrants	Series DD	107,526	34	30

Total SugarSync Inc.				440,252	112	153
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A	20,833	25
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2	124,295	54	3
WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A	100,000	238	82

Total Warrants Software (1.51%)*					4,225	7,776

Clustrix, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series B	49,732	12	13
Luminus Devices, Inc.	Electronics & Computer Hardware	Common Stock Warrants		26,386	600
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1	181,818	63	106

Total Warrant Electronics & Computer Hardware (0.02%)*					675	119

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D	502,273	309	889
Pacira Pharmaceuticals, Inc.(3)	Specialty Pharmaceuticals	Common Stock Warrants		178,987	1,086	1,263
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E	340,534	528	—

Total Warrants Specialty Pharmaceuticals (0.42%)*					1,923	2,152

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants		650,000	275	485
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	99,286	24	84
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	1,821,429	174	130
ShareThis, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series B	535,905	547	543
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock Warrants		211,765	252	2,023
Wavemarket, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series E	1,083,333	106	61

Total Warrant Consumer & Business Products (0.64%)*					1,378	3,326

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D	360,000	160	84
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D	239,872	157
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C	558,748	45	14
		Preferred Stock Warrants	Series D	1,954,762	583	289

Total iWatt, Inc.				2,513,510	628	303
Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B	319,352	92
Quartics, Inc.	Semiconductors	Preferred Stock Warrants	Series C	69,139	53

Total Warrants Semiconductors (0.08%)*					1,090	387

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS—(Continued)

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		274,508	$356	$406
ADMA Biologics, Inc.	Drug Delivery	Common Stock Warrants		25,000	129	128
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		37,639	645	8
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1	150,000	291	446
Intelliject, Inc.	Drug Delivery	Preferred Stock Warrants	Series B	82,500	594	574
NuPathe, Inc.(3)	Drug Delivery	Common Stock Warrants		106,631	139	165
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D	269,663	557	618
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		61,452	87	44

Total Warrant Drug Delivery (0.46%)*					2,798	2,389

Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	439,336	323	347
		Preferred Stock Warrants	Series C	234,280	636	218

Total Blurb, Inc.				673,616	959	565
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		53,084	38	—
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants	Series A	102,299	20	20
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	200,000	43
Reply! Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	137,225	320	802
Second Rotation	Internet Consumer & Business Services	Preferred Stock Warrants	Series D	105,819	105	113
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1	253,378	51	12
Trulia, Inc.(3)	Internet Consumer & Business Services	Common Stock Warrants		56,053	188	368

Total Warrants Internet Consumer & Business Services (0.37%)*					1,724	1,880

Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B	19,962	9
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F	48,232	58	5
Eccentex Corporation	Information Services	Preferred Stock Warrants	Series A	408,719	31	3
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B	190,234	230	579
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C	648,400	98	43
	Information Services	Preferred Stock Warrants	Series C-1	267,049	25	24

Total InXpo, Inc.	Information Services			915,449	123	67
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A	266,567	265	420
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D	112,749	98	28
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series A-2	111,311	96	5

Total Warrants Information Services (0.22%)*					910	1,107

EKOS Corporation	Medical Device & Equipment	Preferred Stock Warrants	Series C	4,448,135	327
Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	263,688	78	95
Lanx, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	1,203,369	441	445
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series D	580,447	131
		Common Stock Warrants		109,449	2

Total Novasys Medical, Inc.				689,896	133
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock Warrants	Series D	6,206,187	1,069	151
Oraya Therapeutics, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	716,948	676	314
		Common Stock Warrants		95,498	66	62

Total Oraya Therapeutics, Inc.				812,446	742	376
USHIFU, LLC	Medical Device & Equipment	Preferred Stock Warrants	Series G	141,388	188	188

Total Warrants Medical Device & Equipment (0.24%)*					2,978	1,255

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and energy and renewables technology industries at all stages of development. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, Boulder, CO and McLean, VA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

Hercules Technology II, L.P. (“HT II”), Hercules Technology III, L.P. (“HT III”), and Hercules Technology IV, L.P. (“HT IV”), are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”) on September 27, 2006 and May 26, 2010, respectively. As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. HT IV was formed in anticipation of receiving an additional SBIC license; however, the Company has not yet applied for such license, and HT IV currently has no material assets or liabilities. The Company also formed Hercules Technology SBIC Management, LLC, or (“HTM”), a limited liability company in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4 to the Company’s consolidated financial statements.)

HT II and HT III hold approximately $163.9 million and $274.7 million in assets, respectively, and they accounted for approximately 10.4% and 17.5% of our total assets, respectively, prior to consolidation at September 30, 2013.

The Company also established wholly owned subsidiaries, all of which are structured as Delaware corporations and limited liability companies, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). By investing through these wholly owned subsidiaries, the Company is able to benefit from the tax treatment of these entities and create a tax structure that is more advantageous with respect to the Company’s RIC status.

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIE. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2012. The year-end consolidated statement of assets and liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries and all VIEs of which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

As of the date of this report, the only VIE consolidated by the Company is its securitization VIE formed in conjunction with the issuance of the Asset-Backed Notes (See Note 4).

Valuation of Investments

The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). At September 30, 2013, 80.1% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in

 Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2013 (unaudited). In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Pharmaceuticals - Debt	$271,642	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	12.84% - 17.62% (1.0%) - 0.00%
	3,258	Option Pricing Model (b)	Average Industry Volatility (c) Risk Free Interest Rate Estimated Time to Exit (in months)	55.86% 0.04% 6.07
	1,033	Liquidation	Investment Collateral	$1.0 - $3.2 million
Medical Devices - Debt	60,557	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.54% - 18.41% (1.0%) - 1.0%
Technology - Debt	148,459	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	7.84% - 21.22% (1.0%) - 2.0%
	2,377	Liquidation	Investment Collateral	$0.4 - $5.4 million
Clean Tech - Debt	174,487	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.29% - 17.86% (0.5%) - 1.5%
Lower Middle Market - Debt	232,580	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	12.67% - 17.17% (0.5%) - 0.75%
	100		Investment Collateral	$0.00 - $2.1 million

Total Level Three Debt Investments	$894,493

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Consolidated Schedule of Investments are included in the industries note above as follows:

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

Clean Tech, above, aligns with the Clean Tech Industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.

Investment Type -	Fair Value at September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Level Three Equity Investments	$45,063	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c)	5.7x - 47.0x 1.2x - 5.7x 10.8% - 27.4%
Level Three Warrant Investments	26,393	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c)	5.7x - 47.0x 1.2x - 5.7x 10.8% - 27.4%
Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility (d) Risk-Free Interest Rate Estimated Time to Exit (in months)	34.9% - 103.5% 0.1% - 1.3% 12 - 48

Total Level Three Warrant and Equity Investments	$71,456

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged.

In making a good faith determination of the value of our investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest which has been accrued to principal as earned. The Company then applies the valuation methods as set forth below.

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

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or, if under the in-exchange premise, when the value of a debt security was to be less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or, if under the in-exchange premise, the value of a debt security were to be greater than amortized cost.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2013 (unaudited) and as of December 31, 2012. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2013, there were no transfers between Levels 1 or 2.

		Investments at Fair Value as of September 30, 2013
(in thousands) Description	9/30/2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$894,493	$—	$—	894,493
Preferred stock	44,370	—	—	44,370
Common stock	10,329	9,636	—	693
Warrants	34,235	—	7,842	26,393

	$983,427	$9,636	$7,842	$965,949

		Investments at Fair Value as of December 31, 2012
(in thousands) Description	12/31/2012	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$827,540	$—	$—	$827,540
Preferred stock	33,889	—	—	33,889
Common stock	15,321	13,665	—	1,656
Warrants	29,550	—	7,410	22,140

	$906,300	$13,665	$7,410	$885,225

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine-months ended September 30, 2013 (unaudited) and year ended December 31, 2012.

(in thousands)	Balance, January 1, 2013	Net Realized Gains (losses) (1)	Net change in unrealized appreciation or depreciation (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balances, September 30, 2013
Senior Debt	$827,540	$(92)	$(10,233)	$409,139	$(8)	$(331,786)	$769	$(836)	$894,493
Preferred Stock	33,889	(609)	11,975	4,010	(3,995)	—	776	(1,676)	44,370
Common Stock	1,656	—	(1,056)	—	—	—	93	—	693
Warrants	22,140	5,075	3,792	4,542	(8,247)	—	—	(909)	26,393

Total	$885,225	$4,374	$4,478	$417,691	$(12,250)	$(331,786)	$1,638	$(3,421)	$965,949

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses) (1)	Net change in unrealized appreciation or depreciation (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2012
Senior Debt	$585,767	$(5,178)	$(2,262)	$545,913	$(2,000)	$(294,294)	$—	$(406)	$827,540
Preferred Stock	30,289	(733)	4,112	10,562	(6,553)	—	356	(4,144)	33,889
Common Stock	90	(16)	5,523	9,558	(45)	—	—	(13,453)	1,656
Warrants	26,284	4,413	(2,453)	7,362	(9,211)	—	—	(4,256)	22,140

Total	$642,430	$(1,514)	$4,920	$573,395	$(17,809)	$(294,294)	$356	$(22,259)	$885,225

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 relate to the conversion of Optiscan Biomedical, Inc., Gynesonics, Inc. and Philotic, Inc. debt to equity, the conversion of OCZ Technology warrants to principal and the initial public offerings of Portola Pharmaceuticals, Inc., Acceleron Pharma, Inc. and Bind, Inc.

For the nine months ended September 30, 2013, approximately $7.6 million and $2.5 million in unrealized appreciation was recorded for equity and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $10.2 million in unrealized depreciation was recorded for Level 3 debt investments relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine-months ended September 30, 2013 and 2012 (unaudited). At September 30, 2013, the Company did not hold any Control Investments.

(in thousands)	Three months ended September 30, 2013						Nine months ended September 30, 2013
Portfolio Company	Type	Fair Value at September 30, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)
Gelesis, Inc.	Affiliate	$523	$—	$(487)	$—	$—	$—	$(1,143)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,374	566	(505)	—	—	1,693	(325)	—	—

Total		$12,897	$566	$(992)	$—	$—	$1,693	$(1,468)	$—	$—

(in thousands)	Three months ended September 30, 2012						Nine months ended September 30, 2012
Portfolio Company	Type	Fair Value at September 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)
E-Band Communication, Corp.	Affiliate	$1,483	$—	$21	$—	$—	$4	$(1,466)	$—	$—
Gelesis	Affiliate	1,792	239	92	—	—	683	(799)	—	—

Total		$3,275	$239	$113	$—	$—	$687	$(2,265)	$—	$—

The Company’s investment in E-Band Communications, Corp., a company that was a non-controlled affiliate investment as of September 30, 2012, was liquidated during the period ended June 30, 2013. Approximately $3.3 million of realized losses and $3.3 million of net change in unrealized appreciation was recognized on this non-controlled affiliate equity investment during the nine-months ended September 30, 2013.

During the year ended December 31, 2012, Optiscan BioMedical, Corp. became classified as a non-controlled affiliate.

A summary of the composition of the Company’s investment portfolio as of September 30, 2013 (unaudited) and December 31, 2012 at fair value is shown as follows:

	September 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$687,932	70.0%	$652,041	72.0%
Senior secured debt	240,796	24.5%	205,049	22.6%
Preferred stock	44,370	4.5%	33,885	3.7%
Common Stock	10,329	1.0%	15,325	1.7%

	$983,427	100.0%	$906,300	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2013 (unaudited) and December 31, 2012:
	September 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$948,214	96.4%	$901,041	99.4%
Netherlands	9,878	1.0%	—	0.0%
Canada	24,835	2.5%	—	0.0%
England	500	0.1%	5,259	0.6%

	$983,427	100.0%	$906,300	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$209,624	21.3%	$188,479	20.8%
Clean Tech	173,305	17.6%	126,600	14.0%
Internet Consumer & Business Services	157,884	16.1%	136,149	15.0%
Medical Devices & Equipment	100,635	10.2%	54,575	6.0%
Software	58,813	6.0%	70,838	7.8%
Drug Delivery	54,748	5.6%	74,218	8.2%
Information Services	46,696	4.7%	53,523	5.9%
Communications & Networking	40,155	4.1%	37,560	4.1%
Electronics & Computer Hardware	33,272	3.4%	12,715	1.4%
Healthcare Services, Other	29,378	3.0%	36,481	4.0%
Media/Content/Info	25,920	2.6%	51,534	5.7%
Specialty Pharmaceuticals	23,177	2.4%	12,473	1.4%
Biotechnology Tools	11,638	1.2%	6,845	0.8%
Surgical Devices	10,150	1.0%	11,358	1.3%
Semiconductors	4,845	0.5%	2,922	0.3%
Consumer & Business Products	1,899	0.2%	13,723	1.5%
Diagnostic	1,288	0.1%	16,307	1.8%

	$983,427	100.0%	$906,300	100.0%

During the three and nine-months ended September 30, 2013, the Company funded investments in debt securities totaling approximately $67.5 million and $405.4 million, respectively. During the three and nine-months ended September 30, 2013, the Company funded equity investments totaling approximately $1.5 million and $3.5 million, respectively. The Company did not convert any debt to equity in the three-months ended September 30, 2013 and converted approximately $836,000 of debt to equity in three portfolio companies in the nine month period ended September 30, 2013. The Company converted approximately $803,000 of warrants to debt in the three and nine-month periods ended September 30, 2013.

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

No single portfolio investment represents more than 10% of the fair value of the investments as of September 30, 2013 and September 30, 2012.

During the three and nine-months ended September 30, 2013, the Company recognized net realized gains of approximately $7.1 million and $11.3 million on the portfolio, respectively. During the three-months ended September 30, 2013, the Company recorded gross realized gains of approximately $7.8 million primarily from the sale of investments in 3 portfolio companies, including iWatt, Inc. (approximately $4.7 million), AcelRx, Inc. (approximately $1.1 million) and Facebook, Inc. (approximately $728,0000). These gains were partially offset by the liquidation of the Company’s investments in 6 portfolio companies of approximately $460,000 in gross realized losses.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $3.4 million and $2.0 million of unamortized fees at September 30, 2013 and December 31, 2012, respectively, and approximately $13.6 million and $6.8 million in exit fees receivable at September 30, 2013 and December 31, 2012, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $889,000 and $297,000 in PIK income during the three-months ended September 30, 2013 and 2012, respectively. The Company recorded approximately $2.7 million and $866,000 in PIK income in the nine-month periods ended September 30, 2013 and 2012, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine-month periods ended September 30, 2013.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2013, approximately 66.9% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 31.9% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.2% of portfolio company loans had an equipment only lien.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At September 30, 2013, the April 2019 Notes were trading on the New York Stock Exchange for $1.026 per dollar at par value, and the September 2019 Notes were trading on the New York Stock Exchange for $1.023 per dollar at par value. Based on market quotations on or around September 30, 2013, the Convertible Senior Notes were trading for $1.305 per dollar at par value and the Asset-Backed Notes were trading for $1.005 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $239.1 million, compared to the carrying amount of $225.0 million as of September 30, 2013.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities:

(in thousands) Description	September 30, 2013	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$97,875	$—	$97,875	$—
April 2019 Notes	86,687	—	86,687	—
September 2019 Notes	87,833	—	87,833	—
Class A Notes	102,987	—	—	102,987
SBA Debentures	239,097	—	—	239,097

	$614,479	$—	$272,395	$342,084

4. Borrowings Long Term

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $38.0 million in HT II as of September 30, 2013, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million was outstanding as of September 30, 2013. As of September 30, 2013, HT II has paid commitment fees of approximately $1.5 million. As of September 30, 2013, the Company held investments in HT II in 46 companies with a fair value of approximately $103.1 million, accounting for approximately 10.5% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of September 30, 2013. As of September 30, 2013, HT III has paid commitment fees of approximately $1.5 million. As of September 30, 2013, the Company held investments in HT III in 38 companies with a fair value of approximately $202.0 million, accounting for approximately 20.5% of the Company’s total portfolio.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA.

A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013, were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the three-month period ended September 30, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.41%. The average amount of debentures outstanding for the three-month period ended September 30, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46%.

HT II and HT III hold approximately $163.9 million and $274.7 million in assets, respectively, and accounted for approximately 10.4% and 17.5% of our total assets prior to consolidation at September 30, 2013.

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

As of September 30, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at September 30, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of September 30, 2013 (unaudited) and December 31, 2012:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2013	December 31, 2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 27, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended September 30, 2013, this non-use fee was approximately $96,000. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that the Company subsequently raises. As of September 30, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of the Company’s follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2013.

At September 30, 2013, there were no borrowings outstanding on this facility.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended September 30, 2013, this non-use fee was approximately $38,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of September 30, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of the Company’s follow-on public offerings. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2013.

At September 30, 2013, there were no borrowings outstanding on this facility.

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

During the nine-months ended September 30, 2013, the Company reduced its realized gain by approximately $249,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising portfolio company warrants which were included in the collateral pool. The Company recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $54,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $268,000 as of September 30, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between March 2014 and January 2017.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of its 6.00% convertible senior notes (the “Convertible Senior Notes”) due in 2016. As of September 30, 2013, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $72.2 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of September 30, 2013, the conversion rate is 85.5334 shares of common stock per $1,000 principal amount of Convertible Senior Notes.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of September 30, 2013, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of September 30, 2013 (unaudited) and December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	September 30, 2013	December 31, 2012
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(2,752)	(3,564)

Carrying value of debt	$72,248	$71,436

For the three and nine-months ended September 30, 2013 and 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows (unaudited):

	Three Months Ended September,		Nine Months Ended September,
(in thousands)	2013	2012	2013	2012
Stated interest expense	$1,125	$1,125	$3,375	$3,375
Accretion of original issue discount	271	271	812	812
Amortization of debt issuance cost	144	144	433	433

Total interest expense	$1,540	$1,540	$4,620	$4,620

Cash paid for interest expense	$—	$—	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.0% and 8.1% for the three and nine-months ended September 30, 2013 and approximately 8.1% and 8.2% for the three and nine-months ended September 30, 2012, respectively. As of September 30, 2013, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

2019 Notes payable is compromised of:

(in thousands)	September 30, 2013	December 31, 2012
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874

Carrying Value of Debt	$170,364	$170,364

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

For the three and nine-months ended September 30, 2013 and 2012, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 and September 2019 Notes are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Stated interest expense	$2,981	$1,509	$8,944	$2,128
Amortization of debt issuance cost	243	130	725	179

Total interest expense and fees	$3,224	$1,639	$9,669	$2,307

Cash paid for interest expense and fees	$2,981	$—	$8,944	$—

As of September 30, 2013, the Company is in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes.

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

At September 30, 2013 and December 31, 2012, the Asset Backed Notes had an outstanding balance of $102.5 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $3.6 million of Restricted Cash as of September 30, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012.

Outstanding Borrowings

At September 30, 2013 (unaudited) and December 31, 2012, the Company had the following borrowing capacity and outstanding borrowings:

	September 30, 2013		December 31, 2012
	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
(in thousands)
Union Bank Facility	$30,000	$—	$30,000	$—
Wells Facility	75,000	—	75,000	—
Convertible Senior Notes (2)	75,000	72,248	75,000	71,436
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	102,474	102,474	129,300	129,300
SBA Debentures (3)	225,000	225,000	225,000	225,000

Total	$677,838	$570,086	$704,664	$596,100

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.8 million at September 30, 2013 and $3.6 million at December 31, 2012.
(3)	At September 30, 2013 and at December 31, 2012, the total available borrowings under the SBA was $225.0 million, of which 76.0 million was available in HT II and $149.0 million was available in HT III.

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

During the three-months ended September 30, 2013, the Company declared a distribution of $0.28 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of September 30, 2013, approximately 100% would be from ordinary income and spillover earnings from 2012. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2013 distributions to shareholders will actually be.

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

Taxable income for the nine-month period ended September 30, 2013 was approximately $51.3 million or $0.87 per share. Taxable net realized gains for the same period were $16.7 million or approximately $0.28 per share. Taxable income for the nine-month period ended September 30, 2012 was approximately $33.8 million or $0.70 per share. Taxable net realized gains for the same period were $10.8 million or approximately $0.22 per share.

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

The Company has issued stock options for common stock subject to future issuance, of which 1,397,470 and 2,574,749 were outstanding at September 30, 2013 and December 31, 2012, respectively.

On August 16, 2013, the Company entered into an “At-The-Market” (“ATM”) equity distribution agreement with JMP Securities LLC (“JMP”). The equity distribution agreement provides that the Company may offer and sell up to 8,000,000 shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. There were no sales under the ATM Program for the three-months ended September 30, 2013.

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

The following table summarizes the common stock options activities for the nine-months ended September 30, 2013 and 2012 (unaudited):

	For the Nine Months Ended September 30,
	2013		2012
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	2,574,749	$12.00	4,213,604	$11.40
Granted	325,000	$14.16	54,000	$10.97
Exercised	(1,321,941)	$12.17	(560,696)	$5.53
Forfeited	(115,338)	$10.38	(57,174)	$9.69
Expired	(65,000)	$13.30	(1,126,932)	$12.85

Outstanding at September 30,	1,397,470	$12.41	2,522,802	$12.09

Shares Expected to Vest at September 30,	499,959	$12.41	360,922	$12.09

The following table summarizes stock options outstanding and exercisable at September 30, 2013 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $8.67	31,415	2.47	$346,077	$4.23	31,415	2.47	$346,077	$4.23
$9.25 - $14.02	1,194,055	2.91	3,552,088	$12.28	866,096	1.68	2,438,629	$12.44
$14.86 - $14.86	172,000	6.96	67,080	$14.86	—	—	—	$—

$4.21 - $14.86	1,397,470	3.39	$3,965,245	$12.41	897,511	1.70	$2,784,706	$12.15

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At September 30, 2013, options for approximately 898,000 shares were exercisable at a weighted average exercise price of approximately $12.15 per share with weighted average of remaining contractual term of 1.70 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Expected Volatility	46.90%	46.39%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	0.56% - 1.63%	0.49% - 1.07%

During the nine months ended September 30, 2013 and 2012, the Company granted approximately 607,000 shares and 692,000 shares, respectively, of restricted stock pursuant to the Plans. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 will vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the nine-month periods ended September 30, 2013 and 2012 was approximately $7.7 million and $7.5 million, respectively. During the three-month periods ended September 30, 2013 and 2012, the Company expensed approximately $1.5 million and $1.0 million of compensation expense related to restricted stock, respectively. During the nine-month periods ended September 30, 2013 and 2012, the Company expensed approximately $4.1 million and $2.9 million of compensation expense related to restricted stock, respectively. As of September 30, 2013, there was approximately $11.7 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.42 years.

The following table summarizes the activities for our unvested restricted stock for the nine-months ended September 30, 2013 and 2012 (unaudited):

	For the Nine-Month Period Ended September 30,
	2013		2012
	Restricted Stock Units	Weighted Average Issuance Price	Restricted Stock Units	Weighted Average Issuance Price
Unvested at December 31	899,789	$10.73	621,509	$10.06
Granted	607,001	$12.72	691,859	$10.83
Vested	(364,844)	$10.56	(289,019)	$9.98
Forfeited	(10,739)	$11.37	(59,019)	$9.95
Unvested at September 30	1,131,207	$11.85	965,330	$10.64

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three months Ended September 30,		Nine months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator
Net increase in net assets resulting from operations	$36,981	$4,745	$74,549	$21,898
Less: Dividends declared-common and restricted shares	(17,277)	(11,952)	(47,292)	(35,292)

Undistributed earnings	19,704	(7,207)	27,257	(13,394)

Undistributed earnings-common shares	19,704	(7,207)	27,257	(13,394)
Add: Dividend declared-common shares	16,949	11,703	46,292	34,503

Numerator for basic and diluted change in net assets per common share	36,653	4,496	73,549	21,109

Denominator
Basic weighted average common shares outstanding	60,522	48,750	58,206	48,130
Common shares issuable	228	58	190	107

Weighted average common shares outstanding assuming dilution	60,750	48,808	58,396	48,237
Change in net assets per common share
Basic	$0.61	$0.09	$1.26	$0.44
Diluted	$0.59	$0.09	$1.23	$0.44

The Convertible Senior Notes may be surrendered for conversion during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day. For the purpose of calculating diluted earnings per share for the three and nine-month period ended September 30 2013, the underlying shares for the intrinsic value of the embedded options in the Convertible Senior Notes were included in this calculation because the trading price was greater than the conversion price in effect ($11.69) for such period for the Convertible Senior Notes.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three and nine-months ended September 30, 2013 and 2012, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 2,081,780 and 2,574,749 shares, respectively.

At September 30, 2013, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine-months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Per share data:
Net asset value at beginning of period	$9.75	$9.83
Net investment income (1)	0.93	0.73
Net realized gain (loss) on investments	0.19	0.04
Net unrealized appreciation (depreciation) on investments	0.15	(0.33)

Total from investment operations	1.27	0.44
Net increase/(decrease) in net assets from capital share transactions	0.15	(0.20)
Distributions	(0.82)	(0.71)
Stock-based compensation expense included in investment income (2)	0.07	0.06

Net asset value at end of period	$10.42	$9.42

Ratios and supplemental data:
Per share market value at end of period	$15.25	$11.01
Total return (3)	47.94%	24.25%
Shares outstanding at end of period	61,756	49,785
Weighted average number of common shares outstanding	58,206	48,130
Net assets at end of period	$643,376	$469,117
Ratio of operating expense to average net assets	11.84%	9.79%
Ratio of net investment income and investment gains and losses to average net assets	12.27%	9.77%
Average debt outstanding	$585,070	$322,193
Weighted average debt per common share	$10.05	$6.69

(1)	Net investment income per share is calculated as net investment income divided by the weighted average shares outstanding.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the nine-month periods ended September 30, 2013 and 2012 equals the change in the ending market value over the beginning of period price per share plus dividends paid per share during the period, divided by the beginning price.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded commitments to extend credit at September 30, 2013 totaled approximately $169.6 million. Approximately $93.1 million of these unfunded origination activity commitments as of September 30, 2013 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $57.3 million of non-binding term sheets outstanding at September 30, 2013. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $296,000 and $900,000 during the three and nine-month periods ended September 30, 2013. There was approximately $294,000 and $868,000 recorded in the same periods ended September 30, 2012, respectively. Future commitments under the credit facility and operating leases were as follows at September 30, 2013:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$570,086	$—	$102,474	$72,248	$395,364
Operating Lease Obligations (5)	7,964	1,447	2,944	3,107	466

Total	$578,050	$1,447	$105,418	$75,355	$395,830

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)	Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $102.5 million in aggregate principal amount of the Asset-Backed Notes and $72.2 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $2.8 million at September 30, 2013.
(5)	Long-term facility leases.

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

12. Subsequent Events

Dividend Declaration

On November 4, 2013 the Board of Directors increased the quarterly dividend by $0.03, or approximately 10.7%, and declared a cash dividend of $0.31 per share to be paid on November 25, 2013 to shareholders of record as of November 18, 2013. This dividend will represent the Company’s thirty-third consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $8.75 per share.

Portfolio Company Developments

In October 2013, ADMA Biologics, Inc. (OTCBB: ADMA) completed its initial public offering of 3,352,941 shares of its common stock at $8.50 per share.

In October 2013, Western Digital Corp (NASDAQ: WDC) completed its acquisition of Hercules portfolio company Virident Systems, Inc. This liquidity event represents a net realized gain of approximately $7.5 million, an internal rate of return of 76.5% (excluding proceeds in escrow) and a gross multiple of 2.5x on Hercules total investment in Virident Systems, Inc.

In October 2013, EnerSys (NYSE: ENS) completed its acquisition of Hercules portfolio company Purcell Systems, Inc. This liquidity event represents a net realized gain of approximately $617,000, an internal rate of return of 15.6% (excluding proceeds in escrow), and a gross multiple of 6.0x on Hercules total investment in Purcell Systems, Inc.

In November 2013, Biomet, Inc. completed its acquisition of Hercules portfolio company Lanx, Inc. This liquidity event represents an expected net realized gain of approximately $1.9 million, an expected internal rate of return of 38.6% (excluding proceeds in escrow), and an expected gross multiple of 2.3x on Hercules total investment in Lanx, Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A—“Risk Factors” of our annual report on Form 10-K filed with the SEC on February 28, 2013 and under “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and energy and renewables technology industries at all stages of development. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, Boulder, CO and McLean, VA.

Our goal is to be the leading structured debt financing provider of choice for venture capital-backed companies in technology-related markets requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related markets including technology, biotechnology, life science, and energy and renewables technology industries and to offer a full suite of growth capital products. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies but also have investments in public companies.

We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company.

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBICs, HT II and HT III, hold approximately $163.9 million and $274.7 million in assets, respectively, and accounted for approximately 10.4% and 17.5% of our total assets, respectively, prior to consolidation at September 30, 2013. We have issued $225.0 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum amount allowed for a group of SBICs under common control.

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents and high-quality debt investments that mature in one year or less.

We have qualified as and have elected to be treated for tax purposes as a RIC under the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in the Code. For example, as a RIC we must receive 90% or more of our income from qualified earnings, typically referred to as “good income,” as well as satisfy asset diversification and income distribution requirements.

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with requirements under the 1940 Act, we invest primarily in United-States based companies and to a lesser extent in foreign companies.

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

Portfolio and Investment Activity

The total value of our investment portfolio was $983.4 million at September 30, 2013, as compared to $906.3 million at December 31, 2012.

The fair value of our loan portfolio at September 30, 2013 was approximately $894.5 million, compared to a fair value of approximately $827.5 million at December 31, 2012. The fair value of the equity portfolio at September 30, 2013 was approximately $54.7 million, compared to a fair value of approximately $49.2 million at December 31, 2012. The fair value of the warrant portfolio at September 30, 2013 was approximately $34.2 million, compared to a fair value of approximately $29.5 million at December 31, 2012.

Portfolio Activity

Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. From time to time, unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the two succeeding quarters from close. Not all debt commitments represent our future cash requirements. Similarly, unfunded contractual commitments may expire without being drawn and do not represent our future cash requirements.

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

Our portfolio activity for the nine-month period ended September 30, 2013 (unaudited) and the year ended December 31, 2012 was comprised of the following:

(in millions)	September 30, 2013	December 31, 2012
Debt Commitments (1)
New portfolio company	$453.0	$362.3
Existing portfolio company	121.9	274.3

Total	$574.9	$636.6
Funded Debt Investments
New portfolio company	$324.1	$267.9
Existing portfolio company	81.3	191.4

Total	$405.4	$459.3
Funded Equity Investments
New portfolio company	$—	$6.0
Existing portfolio company	3.5	3.7

Total	$3.5	$9.7
Unfunded Contractual Commitments (2)
Total	$169.6	$61.9
Non-Binding Term Sheets
New portfolio company	$46.5	$70.0
Existing portfolio company	10.8	—

Total	$57.3	$70.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	The amount for September 30, 2013 includes unfunded contractual commitments in 27 new and existing portfolio companies. Approximately $93.1 million of these unfunded commitments as of September 30, 2013 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our loan portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine-month period ended September 30, 2013, we received approximately $132.2 million in aggregate principal repayments. Of the approximately $132.2 million of aggregate principal repayments, approximately $67.6 million were early principal repayments related to nine portfolio companies, approximately $34.5 million were early repayments due to current quarter M&A transactions related to six portfolio companies and approximately $30.1 million were scheduled principal payments.

Total portfolio investment activity (inclusive of unearned income) for the nine-month period ended September 30, 2013 (unaudited) and for the year ended December 31, 2012 was as follows:

(in millions)	September 30, 2013	December 31, 2012
Beginning Portfolio	$906.3	$652.9
New Fundings	401.5	469.9
Warrants not related to current period fundings	2.5	(0.2)
Principal payments received on investments	(140.0)	(120.7)
Early payoffs	(196.4)	(125.1)
Restructure payoffs	(9.7)	(48.5)
Restructure fundings	17.1	85.0
Accretion of loan discounts and paid-in-kind principal	27.6	21.3
New loan fees	(13.3)	(12.8)
Conversion of “Other Assets”	—	9.6
Debt Converted to Equity	—	0.6
Warrants converted to Equity	0.1	—
Proceeds from sale of investments	(14.7)	(7.2)
Net realized (loss) gain on investments	(6.0)	(14.1)
Net change in unrealized appreciation (depreciation)	8.4	(4.4)

Ending Portfolio	$983.4	$906.3

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2013 (unaudited) and December 31, 2012.

	September 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$687,932	70.0%	$652,041	72.0%
Senior secured debt	240,796	24.5%	205,049	22.6%
Preferred stock	44,370	4.5%	33,885	3.7%
Common Stock	10,329	1.0%	15,325	1.7%

	$983,427	100.0%	$906,300	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	September 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$948,214	96.4%	$901,041	99.4%
Netherlands	9,878	1.0%	—	0.0%
Canada	24,835	2.5%	—	0.0%
England	500	0.1%	5,259	0.6%

	$983,427	100.0%	$906,300	100.0%

As of September 30, 2013, we held warrants or equity positions in three companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, specifically, ADMA Biologics, Inc. (“ADMA”) and two companies that filed confidentially under the JOBS Act. Subsequent to quarter end, in October 2013, ADMA completed its initial public offering of 3,352,941 shares of its common stock at $8.50 per share. There can be no assurance that the other two companies will complete their initial public offerings in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $25.0 million. As of September 30, 2013, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime or the LIBOR rate to approximately 15%. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt. Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $3.4 million and $2.0 million of unamortized fees at September 30, 2013 and December 31, 2012, respectively, and approximately $13.6 million and $6.8 million in exit fees receivable at September 30, 2013 and December 31, 2012, respectively. The increase of both unamortized fees and exit fees receivable is attributable to overall growth of the loan portfolio.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $889,000 and $297,000 in PIK income during the three-months ended September 30, 2013 and 2012, respectively. We recorded approximately $2.7 million and $866,000 in PIK income in the nine-month periods ended September 30, 2013 and 2012, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At September 30, 2013, approximately 66.9% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 31.9% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 1.2% of portfolio company loans had an equipment-only lien.

Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security. In addition, certain of our loans may include an interest-only period ranging from three to eighteen months or longer. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

The effective yield on our debt investments during the three-month periods ended September 30, 2013 and 2012 was 17.7% and 14.4%, respectively. Excluding the effect of fee accelerations that occurred from early payoffs and one-time events, the adjusted effective yield for the three-month period ended September 30, 2013 was 14.3%. The adjusted effective yield for the three-month period ended December 31, 2012 was 13.6%. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter which exclude non-interest earning assets such as warrants and equity investments. The overall weighted average yield to maturity of our loan investments was approximately 13.3% at September 30, 2013, compared to 12.91% at December 31, 2012. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Portfolio Composition

Our portfolio companies are primarily privately held companies and, to a lesser extent, public companies which are active in the drug discovery and development, internet consumer and business services, clean technology, software, drug delivery, medical device and equipment, media/content/info, communications and networking, information services, healthcare services, diagnostic, specialty pharmaceuticals, biotechnology tools, surgical devices, consumer and business products, semiconductors, electronics and computer hardware and therapeutic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of September 30, 2013, approximately 65.2% of the fair value of our portfolio was composed of investments in four industries: 21.3% was composed of investments in the drug discovery and development industry, 17.6% was composed of investments in the clean technology industry, 16.1% was composed of investments in the internet consumer and business services industry and 10.2% was composed of investments in the medical device and equipment industry.

The following table shows the fair value of our portfolio by industry sector at September 30, 2013 (unaudited) and December 31, 2012:

	September 30, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$209,624	21.3%	$188,479	20.8%
Clean Tech	173,305	17.6%	126,600	14.0%
Internet Consumer & Business Services	157,884	16.1%	136,149	15.0%
Medical Devices & Equipment	100,635	10.2%	54,575	6.0%
Software	58,813	6.0%	70,838	7.8%
Drug Delivery	54,748	5.6%	74,218	8.2%
Information Services	46,696	4.7%	53,523	5.9%
Communications & Networking	40,155	4.1%	37,560	4.1%
Electronics & Computer Hardware	33,272	3.4%	12,715	1.4%
Healthcare Services, Other	29,378	3.0%	36,481	4.0%
Media/Content/Info	25,920	2.6%	51,534	5.7%
Specialty Pharmaceuticals	23,177	2.4%	12,473	1.4%
Biotechnology Tools	11,639	1.2%	6,845	0.8%
Surgical Devices	10,150	1.0%	11,358	1.3%
Semiconductors	4,845	0.5%	2,922	0.3%
Consumer & Business Products	1,899	0.2%	13,723	1.5%
Diagnostic	1,288	0.1%	16,307	1.8%

	$983,427	100.0%	$906,300	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the nine-months ended September 30, 2013 and the year ended December 31, 2012, our ten largest portfolio companies represented approximately 29.7% and 35.2% of the total fair value of our investments in portfolio companies, respectively. At September 30, 2013 and December 31, 2012, we had three and eight investments, respectively, that represented 5% or more of our net assets. At September 30, 2013, we had five equity investments representing approximately 64.4% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2012, we had six equity investments which represented approximately 70.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

As of September 30, 2013, over 98.8% of our debt investments were in a senior secured first lien position, and more than 98.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime-or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates increase.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2013, we held warrants in 116 portfolio companies, with a fair value of approximately $34.2 million. The fair value of our warrant portfolio increased by approximately 15.9%, as compared to a fair value of $29.5 million at December 31, 2012.

Our existing warrant holdings currently would require us to invest approximately $73.2 million to exercise such warrants. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.01x to 14.91x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”, which, in general, includes a company in which we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more, but less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments.

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the three and nine-month periods ended September 30, 2013 and 2012 (unaudited):

(in thousands)	Three months ended September 30, 2013						Nine months ended September 30, 2013
Portfolio Company	Type	Fair Value at September 30, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)
Gelesis, Inc.	Affiliate	$523	$—	$(487)	$—	$—	$—	$(1,143)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,374	566	(505)	—	—	1,693	(325)	—	—

Total		$12,897	$566	$(992)	$—	$—	$1,693	$(1,468)	$—	$—

(in thousands)	Three months ended September 30, 2012						Nine months ended September 30, 2012
Portfolio Company	Type	Fair Value at September 30, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (loss)
E-Band Communication, Corp.	Affiliate	$1,483	$—	$21	$—	$—	$4	$(1,466)	$—	$—
Gelesis	Affiliate	1,792	239	92	—	—	683	(799)	—	—

Total		$3,275	$239	$113	$—	$—	$687	$(2,265)	$—	$—

Our investment in E-Band Communications Corp., a company that was a non-controlled affiliate investment as of September 30, 2012, was liquidated during the period ended June 30, 2013. Approximately $3.3 million of realized losses and $3.3 million of net change in unrealized appreciation was recognized on this non-controlled affiliate investment during the nine-months ended September 30, 2013.

During the year ended December 31, 2012, Optiscan BioMedical, Corp. became classified as a non-controlled affiliate of ours.

Portfolio Grading

We grade each of our debt investments on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2013 and December 31, 2012, respectively:

	September 30, 2013			December 31, 2012
(in thousands)	Number of Companies	Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	17	$186,084	20.8%	9	$134,166	16.2%
2	46	483,412	54.0%	52	542,885	65.6%
3	17	188,442	21.1%	16	127,560	15.4%
4	5	33,046	3.7%	5	22,929	2.8%
5	9	3,509	0.4%	1	—	—

		$894,493	100.0%		$827,540	100.0%

As of September 30, 2013, our investments had a weighted average investment grading of 2.13, as compared to 2.06 at December 31, 2012. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and have therefore been downgraded until their funding is complete or their operations improve.

At September 30, 2013, we had seven loans on non-accrual with a cumulative fair value of approximately $3.1 million compared to one loan on non-accrual at December 31, 2012 with no fair market value.

Results of Operations

Comparison of the three and nine-month periods ended September 30, 2013 and 2012

Investment Income

Total investment income for the three-month period ended September 30, 2013 was approximately $41.0 million as compared to approximately $23.9 million for the three-month period ended September 30, 2012. Total investment income for the nine-month period ended September 30, 2013 was approximately $106.5 million as compared to approximately $70.1 million for the nine-month period ended September 30, 2012.

Interest income for the three-month period ended September 30, 2013 totaled approximately $36.2 million as compared to approximately $21.7 million for the three-month period ended September 30, 2012. Interest income for the nine-month period ended September 30, 2013 totaled approximately $95.4 million as compared to approximately $63.2 million for the nine-month period ended September 30, 2012. In general, the increase in interest income is attributable to overall growth in the loan portfolio. Specifically, the increase in interest income is attributable to an increase of loan interest income of approximately $6.9 million and $21.2 million for the three and nine-month periods ended September 30, 2013, respectively, and an increase of PIK interest income of approximately $592,000 and $1.8 million for the three and nine-month periods ended September 30, 2013, respectively. In addition, backend interest income for the three and nine-month periods ended September 30, 2013 increased by $5.4 million and $7.4 million, respectively, primarily due to one-time forbearance fee of approximately $1.9 million and back end interest income for new fundings.

Income from commitment, facility and loan related fees for the three-month period ended September 30, 2013 totaled approximately $4.8 million as compared to approximately $2.2 million for the three-month period ended September 30, 2012. Income from commitment, facility and loan related fees for the nine-month period ended September 30, 2013 totaled approximately $11.1 million as compared to approximately $6.9 million for the nine-month period ended September 30, 2012. The increase in fee income is primarily attributable to additional fee accelerations and one time fees due to early pay-offs during the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012.

The following table shows the PIK-related activity for the nine-months ended September 30, 2013 and 2012, at cost (unaudited):

	Nine Months Ended September 30,
(in thousands)	2013	2012
Beginning PIK loan balance	$3,309	$2,041
PIK interest capitalized during the period	2,410	1,125
Payments received from PIK loans	(824)	—
Realized Loss	—	(291)

Ending PIK loan balance	$4,895	$2,875

The increase in payments received from PIK loans and PIK interest capitalized during the nine-months ended September 30, 2013 is due to the addition of fourteen PIK loans which have incurred PIK capitalizations during the period and the payoff of three PIK loans during the period ended September 30, 2013.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine-month periods ended September 30, 2013 and 2012, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $19.5 million and $12.6 million during the three month periods ended September 30, 2013 and 2012, respectively. Operating expenses totaled approximately $52.3 million and $35.1 million during the nine-month periods ended September 30, 2013 and 2012, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $8.7 million for the three-month period ended September 30, 2013 as compared to approximately $6.1 million for the three-month period ended September 30, 2012. This increase was primarily attributable to an increase in interest and fee expenses of approximately $1.6 million for the three-month period ended September 30, 2013 related to the 2019 Notes and an increase of approximately $1.2 million related to the Asset-Backed Notes issued in December 2012.

Interest and fees on borrowings totaled approximately $26.1 million for the nine-month period ended September 30, 2013 as compared to approximately $16.3 million for the nine-month period ended September 30, 2012. This increase was primarily attributable to an increase in interest and fee expenses of approximately $7.4 million for the nine-month period ended September 30, 2013 related to the 2019 Notes and approximately $3.7 million related to the Asset-Backed Notes issued in December 2012. These expenses were partially offset by a decrease in interest and fees of approximately $1.1 million for the nine-month period ended September 30, 2013 associated with our SBA debentures due to the pay down in August 2012.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 6.0% at September 30, 2013, as compared to 6.7% during September 30, 2012. The decrease was primarily driven by the Asset-Backed Notes issued in December 2012, which account for approximately 19.6% of our outstanding debt and accrue interest at 3.32%. As of September 30, 2013 the weighted average debt outstanding was approximately $585.1 million.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $2.2 million from $2.4 million for the three-month periods ended September 30, 2013 and 2012, respectively. These decreases were primarily due to decreases of approximately $279,000 and $136,000 related to outside accounting fees and Board of Directors compensation, respectively, partially offset by increases of approximately $149,000 and $90,000 for recruiting and consultant expenses, respectively, in the three-month period ended September 30, 2013. Expenses increased to $6.8 million from $6.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively. These increases were primarily due to increases of approximately $514,000, $230,000 and $168,000 related to outside consulting services, office and transportation expenses as a result of increased headcount and recruiting fees, respectively, partially offset by a decrease of approximately $313,000 for outside accounting expenses in the nine-month period ended September 30, 2013.

Employee Compensation

Employee compensation and benefits totaled approximately $7.0 million for the three-month period ended September 30, 2013 as compared to approximately $2.9 million for the three-month period ended September 30, 2012 and approximately $15.0 million for the nine-month period ended September 30, 2013 as compared to approximately $9.6 million for the nine-month period ended September 30, 2012. This increase was due to increasing our staff to 63 active employees at September 30, 2013 from 52 active employees at September 30, 2012 and increasing our variable compensation (bonus) accrual based on performance improvements.

Stock-based compensation totaled approximately $1.6 million for the three-month period ended September 30, 2013 as compared to approximately $1.1 million for the three-month period ended September 30, 2012 and approximately $4.3 million for the nine-month period ended September 30, 2013 as compared to approximately $3.1 million for the nine-month period ended September 30, 2012. These increases were due primarily to the expense on restricted stock grants of approximately 606,000 shares granted in the first quarter of 2013.

Net Investment Realized Gains and Losses and Net Unrealized Appreciation and Depreciation

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the cost basis of an investment without regard to unrealized appreciation or depreciation previously recognized, and includes investments written off during the period, net of recoveries. Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

A summary of realized gains and losses for the three and nine-month periods ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Realized gains	$7,827	$948	$17,476	$13,122
Realized losses	(702)	(10,039)	(6,167)	(11,073)

Net realized gains (losses)	$7,125	$(9,091)	$11,309	$2,049

During the three-month periods ended September 30, 2013 and September 30, 2012, we recognized net realized gains of approximately $7.1 million and net realized losses of approximately $9.1 million, respectively. During the three-months ended September 30, 2013, we recorded gross realized gains of approximately $7.8 million primarily from the sale of investments in three portfolio companies. These gains were partially offset by the liquidation of the Company’s investments in eight portfolio companies of approximately $700,000 in gross realized losses.

During the nine-month periods ended September 30, 2013 and September 30, 2012, we recognized net realized gains of approximately $11.3 million and $2.0 million, respectively. During the nine-month period ended September 30, 2013, we recorded gross realized gains of approximately $17.5 million primarily from the sale of investments in eight portfolio companies. These gains were partially offset by the liquidation of our investments in nineteen portfolio companies of approximately $6.2 million in gross realized losses.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(in thousands)	Amount	Amount	Amount	Amount
Gross unrealized appreciation on portfolio investments	$28,760	$15,000	$58,168	$40,531
Gross unrealized depreciation on portfolio investments	(15,626)	(23,845)	(44,117)	(56,190)
Reversal of prior period net unrealized appreciation upon a realization event	(6,196)	(80)	(13,599)	(11,666)
Reversal of prior period net unrealized depreciation upon a realization event	2,335	11,503	7,977	12,122
Net unrealized appreciation (depreciation) on escrow receivables	(923)	—	564	—
Citigroup Warrant Participation	(54)	(93)	45	16

Net unrealized appreciation (depreciation) on portfolio investments	$8,296	$2,485	$9,038	$(15,187)

During the three-months ended September 30, 2013, we recorded approximately $9.3 million of net unrealized appreciation from our debt, equity and warrant investments. Approximately $7.3 million is attributed to net unrealized appreciation on equity, which primarily resulted from appreciation of our investment in Virident Systems due to the announcement of the portfolio company’s acquisition by Western Digital, Inc. Approximately $2.1 million is attributed to net unrealized appreciation on our debt investments, which primarily resulted from fair value adjustments made as a result of a decrease in interest rates reflected in our current quarter effective yield. We recorded approximately $99,000 of net unrealized depreciation on our warrant investments.

During the three-month period ended September 30, 2013, net unrealized appreciation decreased by approximately $54,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. Additionally during the three-month period ended September 30, 2013, net unrealized appreciation on escrow receivables decreased by approximately $923,000, primarily due to the reversal of prior period net unrealized appreciation upon being realized as a gain.

During the three month period ended September 30, 2012, we recorded approximately $2.6 million of net unrealized appreciation from our loans, warrant and equity investments. Approximately $3.9 million and $2.0 million is attributed to net unrealized appreciation on equity and warrants, respectively, of which approximately $4.1 million and $457,000 is due to the reversal of prior period net unrealized appreciation upon being realized as a loss.

During the three-month period ended September 30, 2012, we recorded approximately $3.3 million of net unrealized depreciation on our debt investments, partially offset by approximately $6.9 million due to the reversal of prior period net unrealized depreciation upon being realized as a loss.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three-month periods ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(3.4)	$—	$(0.1)	$(3.5)

Reversals due to Loan Payoffs & Warrant/Equity sales	1.4	(0.7)	(3.1)	(2.4)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	2.0	1.9	3.9
Level 3 Assets	4.1	6.0	1.2	11.3

Total Fair Value Market/Yield Adjustments	4.1	8.0	3.1	15.2

Total Unrealized Appreciation/(Depreciation)	$2.1	$7.3	$(0.1)	$9.3

	Three Months Ended September 30, 2012
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(8.7)	$(2.1)	$(1.2)	$(12.0)

Reversals due to Loan Payoffs & Warrant/Equity sales	6.9	4.1	0.4	11.4
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(1.5)	0.6	(0.9)
Level 3 Assets	(1.5)	3.4	2.2	4.1

Total Fair Value Market/Yield Adjustments	(1.5)	1.9	2.8	3.2

Total Unrealized Appreciation/(Depreciation)	$(3.3)	$3.9	$2.0	$2.6

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

During the nine-months ended September 30, 2013, we recorded approximately $8.4 million of net unrealized depreciation from our debt, equity and warrant investments. Approximately $14.7 million is attributed to net unrealized appreciation on equity which primarily resulted from appreciation of our investment in Virident Systems due to the announcement of the portfolio company’s acquisition by Western Digital, Inc. and $3.5 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $3.9 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $8.7 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $2.7 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. We recorded approximately $10.2 million of net unrealized depreciation on our debt investments, which primarily related to fair value adjustments made as a result of fluctuations in interest rates reflected in our effective yield.

For the nine-month period ended September 30, 2013, net unrealized appreciation increased by approximately $45,000 as a result of depreciation during the nine-month period ended September 30, 2013 of fair value on the pool of warrants collateralized under the warrant participation agreement.

During the nine-month period ended September 30, 2012, we recorded approximately $15.2 million of net unrealized depreciation from our loans, equity and warrant investments. Approximately $1.6 million is attributed to net unrealized appreciation on equity investments and approximately $2.3 million is attributed to net unrealized depreciation on warrant investments. Approximately $497,000 and $6.0 million is due to the reversal of prior period net unrealized appreciation on equity and warrants respectively, upon being realized as a gain. Additionally, we recorded approximately $500,000 of unrealized depreciation attributed to reduced expectations of escrow proceeds previously anticipated to be collected.

We recorded approximately $12.6 million net unrealized depreciation on our debt investments related to fluctuations in current market interest rates during the nine-month period ended September 30, 2012.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the nine-month periods ended September 30, 2013 and 2012.

	9 Months Ended September 30, 2013
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(10.3)	$—	$(0.1)	$(10.4)

Reversals due to Loan Payoffs & Warrant/Equity sales	1.6	2.7	(8.2)	(3.9)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	2.0	3.2	5.2
Level 3 Assets	(1.5)	10.0	9.0	17.5

Total Fair Value Market/Yield Adjustments	(1.5)	12.0	12.2	22.7

Total Unrealized Appreciation/(Depreciation)	$(10.2)	$14.7	$3.9	$8.4

	9 Months Ended September 30, 2012
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(9.3)	$(2.1)	$(1.2)	$(12.6)

Reversals due to Loan Payoffs & Warrant/Equity sales	7.9	(0.5)	(6.0)	1.4
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(5.7)	2.1	(3.6)
Level 3 Assets	(12.6)	9.9	2.8	0.1

Total Fair Value Market/Yield Adjustments	(12.6)	4.2	4.9	(3.5)

Total Unrealized Appreciation/(Depreciation)	$(14.0)	$1.6	$(2.3)	$(14.7)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

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

Net Increase in Net Assets Resulting from Operations and Change in Net Assets per Share

For the three-month periods ended September 30, 2013 and September 30, 2012, the net increase in net assets resulting from operations totaled approximately $37.0 million and approximately $4.7 million, respectively. For the nine-month periods ended September 30, 2013 and September 30, 2012, the net increase in net assets resulting from operations totaled approximately $74.5 million and $21.9 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share was $0.61 and $0.59 for the three-month period ended September 30, 2013, whereas both the basic and fully diluted net change in net assets per common share for the three-month period ended September 30, 2012 was $0.09. The basic and fully diluted net change in net assets per common share for the nine-month period ended September 30, 2013 was and $1.26 and $1.23, respectively, whereas both the basic and fully diluted net change in net assets per common share for the nine-month period ended September 30, 2012 was $0.44.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Wells Facility, Union Bank Facility (together the “Credit Facilities”), SBA debentures, Convertible Senior Notes, 2019 Notes, Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the rotation of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, ATM and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

At September 30, 2013, we had $75.0 million of Convertible Senior Notes payable, $170.4 million of 2019 Notes, $102.5 million of Asset-Backed Notes and $225.0 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At September 30, 2013, we had $310.0 million in available liquidity, including $205.0 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $30.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2013, we had approximately $3.6 million of restricted cash. Our restricted cash consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized Asset-Backed Notes, based on current characteristics of the securitized loan portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the nine-months ended September 30, 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

During the nine-months ended September 30, 2013, our operating activities provided $4.7 million of cash and cash equivalents, compared to $88.6 million used during the nine-months ended September 30, 2012. The $93.3 million increase in cash provided by operating activities resulted primarily from an increase in net assets resulting from operations of $52.7 and principal payments received on investments of approximately $171.3 million, partially offset by additional purchases of investments of approximately $108.9 million. During the nine-months ended September 30, 2013, our investing activities used $3.9 million of cash, compared to $85,000 during nine-months ended September 30, 2012. This $3.8 million increase in cash used by investing activities was primarily due to an increase of approximately $3.6 million in cash collections of interest and principal payments, classified as restricted cash, on assets that are securitized.

During the nine-months ended September 30, 2013, our financing activities provided $21.2 million of cash, compared to $131.3 million during the nine-months ended September 30, 2012. This $110.1 million decrease in cash provided by financing activities was primarily due to a decrease in borrowings of credit facilities of $39.3 million and the Issuance of our 2019 Notes of $159.5 million in 2012 partially offset by an increase in proceeds from issuance of common stock of $46.8 million and a decrease in repayments of credit facilities of $47.5 million.

As of September 30, 2013, net assets totaled $643.4 million, with a net asset value per share of $10.42. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

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

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2013 our asset coverage ratio under our regulatory requirements as a business development company was 286.4%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 212.8% at September 30, 2013.

Outstanding Borrowings

At September 30, 2013 (unaudited) and December 31, 2012, we had the following borrowing capacity and outstanding amounts:

	September 30, 2013		December 31, 2012
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
Union Bank Facility	$30,000	$—	$30,000	$—
Wells Facility	75,000	—	75,000	—
Convertible Senior Notes (2)	75,000	72,248	75,000	71,436
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	102,474	102,474	129,300	129,300
SBA Debentures (3)	225,000	225,000	225,000	225,000

Total	$677,838	$570,086	$704,664	$596,100

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.8 million at September 30, 2013 and $3.6 million at December 31, 2012.
(3)	At September 30, 2013 and at December 31, 2012, the total available borrowings under the SBA was $225.0 million, of which 76.0 million was available in HT II and $149.0 million was available in HT III.

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

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of September 30, 2013 (unaudited) and December 31, 2012 were as follows:

(in thousands)	September 30, 2013	December 31, 2012
Wells Facility	$516	$867
SBA Debenture	5,320	5,877
Convertible Debt	1,467	1,900
Class A2 Notes	3,260	4,074
2019 Notes	5,562	6,287

	$16,125	$19,005

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of September 30, 2013, we had unfunded contractual commitments of approximately $169.6 million. Approximately $93.1 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $57.3 million of non-binding term sheets outstanding to seven new companies, which generally convert to contractual commitments within approximately 45 to 60 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2013 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$570,086	$—	$102,474	$72,248	$395,364
Operating Lease Obligations (5)	7,964	1,447	2,944	3,107	466

Total	$578,050	$1,447	$105,418	$75,355	$395,830

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)	Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $102.5 million in aggregate principal amount of the Asset-Backed Notes and $72.2 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes was $2.8 million at September 30, 2013.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $296,000 and $900,000 during the three and nine-month periods ended September 30, 2013, respectively. There was approximately $294,000 and $868,000 recorded in the same periods ended September 30, 2012, respectively

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. HT II has a total of $76.0 million of SBA guaranteed debentures outstanding as of September 30, 2013 and has paid the SBA commitment fees of approximately $1.5 million. As of September 30, 2013, we held investments in HT II in 46 companies with a fair value of approximately $103.1 million, accounting for approximately 10.5% of our total portfolio at September 30, 2013.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of September 30, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of September 30, 2013. As of September 30, 2013, HT III has paid commitment fees of approximately $1.5 million. As of September 30 2013, we held investments in HT III in 38 companies with a fair value of approximately $202.0 million accounting for approximately 20.5% of our total portfolio at September 30, 2013.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual fully taxed net income not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the three-months ended September 30, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.41%. The average amount of debentures outstanding for the three-months ended September 30, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46%.

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

As of September 30, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at September 30, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, bringing us to the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

We reported the following SBA debentures outstanding as of September 30, 2013 (unaudited) and December 31, 2012:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2013	December 31, 2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 27, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended September 30, 2013, this non-use fee was approximately $96,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term. At September 30, 2013, there were no borrowings outstanding on this facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of September 30, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of the October 2012 follow-on public offering of 3.1 million shares of common stock for proceeds of approximately $33.6 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for proceeds of approximately $95.8 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2013.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended September 30, 2013, this nonuse fee was approximately $38,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity. At September 30, 2013 there were no borrowings outstanding on this facility.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of September 30, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of the January and October 2012 follow-on public offerings of 5.0 and 3.1 million shares of common stock, respectively, for total net proceeds of approximately $80.9 million and the March 2013 follow-on public offering of 8.1 million shares of common stock for total net proceeds of approximately $95.6 million. The Union Bank Facility will mature on November 1, 2014, approximately three years from the date of issuance, revolving through the first 24 months with a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2013.

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

During the nine-months ended September 30, 2013, we reduced our realized gain by approximately $249,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $54,000 as a result of current quarter appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $268,000 as of September 30, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid

Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between March 2014 and January 2017.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of September 30, 2013, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $72.2 million.

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

As of September 30, 2013 (unaudited) and December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of September 30, 2013	As of December 31, 2012
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(2,752)	(3,564)

Carrying value of debt	$72,248	$71,436

For the three and nine-months ended September 30, 2013 and 2012 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended September,		Nine Months Ended September,
(in thousands)	2013	2012	2013	2012
Stated interest expense	$1,125	$1,125	$3,375	$3,375
Accretion of original issue discount	271	271	812	812
Amortization of debt issuance cost	144	144	433	433

Total interest expense	$1,540	$1,540	$4,620	$4,620

Cash paid for interest expense	$—	$—	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.0% and 8.1% for the three and nine-months ended September 30, 2013 and approximately 8.1% and 8.2% for the three and nine-months ended September 30, 2012, respectively. As of September 30, 2013, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

2019 Notes payable is compromised of:

	As of
(in thousands)	September 30, 2013	December 31, 2012
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874

Carrying Value of Debt	$170,364	$170,364

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

For the three and nine-months ended September 30, 2013 and 2012 (unaudited), the components of interest expense and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended September 30,
(in thousands)	2013	2012
Stated interest expense	$2,981	$1,509
Amortization of debt issuance cost	243	130

Total interest expense and fees	$3,224	$1,639

Cash paid for interest expense and fees	$2,981	$—

	Nine Months Ended September 30,
(in thousands)	2013	2012
Stated interest expense	$8,944	$2,128
Amortization of debt issuance cost	725	179

Total interest expense and fees	$9,669	$2,307

Cash paid for interest expense and fees	$8,944	$—

As of September 30, 2013, we are in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

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

At September 30, 2013 and December 31, 2012, the Asset Backed Notes had an outstanding balance of $102.5 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. We have segregated these funds and classified them as Restricted Cash. There was approximately $3.6 million of Restricted Cash as of September 30, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17, 2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31

			$8.75

*	Dividend paid in cash and stock.

On November 4, 2013 the Board of Directors increased the quarterly dividend by $0.03, or approximately 10.7%, and declared a cash dividend of $0.31 per share to be paid on November 25, 2013 to shareholders of record as of November 18, 2013. This dividend will represent our thirty-third consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $8.75 per share.

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

Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). At September 30, 2013, approximately 80.1% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Pharmaceuticals - Debt	$271,642	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	12.84% - 17.62% (1.0%) - 0.00%
	3,258	Option Pricing Model (b)	Average Industry Volatility (c) Risk Free Interest Rate Estimated Time to Exit (in months)	55.86% 0.04% 6.07
	1,033	Liquidation	Investment Collateral	$1.0 - $3.2 million
Medical Devices - Debt	60,557	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.54% - 18.41% (1.0%) - 1.0%
Technology - Debt	148,459	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	7.84% - 21.22% (1.0%) - 2.0%
	2,377	Liquidation	Investment Collateral	$0.4 - $5.4 million
Clean Tech - Debt	174,487	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	13.29% - 17.86% (0.5%) - 1.5%
Lower Middle Market - Debt	232,580	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	12.67% - 17.17% (0.5%) - 0.75%
	100		Investment Collateral	$0.00 - $2.1 million

Total Level Three Debt Investments	$894,493

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

(b)	An option pricing model valuation technique was used to derive the fair value of the conversion feature of convertible notes.
(c)	Represents the range of industry volatility used by market participants when pricing the investment.

Investment Type -	Fair Value at September 30, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Level Three Equity Investments	$45,063	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c)	5.7x - 47.0x 1.2x - 5.7x 10.8% - 27.4%
Level Three Warrant Investments	26,393	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c)	5.7x - 47.0x 1.2x - 5.7x 10.8% - 27.4%
Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility (d) Risk-Free Interest Rate Estimated Time to Exit (in months)	34.9% - 103.5% 0.1% - 1.3% 12 - 48

Total Level Three Warrant and Equity Investments	$71,456

(a)	The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Debt Investments

We follow the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries at all stages of development. Given the nature of lending to these types of businesses, our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged.

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

We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a loan is doubtful or, if under the in-exchange premise, when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, we record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value or, if under the in-exchange premise, the value of a debt security were to be greater than amortized cost.

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

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At September 30, 2013, we had seven loans on non-accrual with a cumulative fair value of approximately $3.1 million compared to one loan on non-accrual at December 31, 2012 with no fair market value.

Paid-In-Kind and End of Term Income

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $889,000 and $2.7 million in PIK income in the three and nine-month periods ended September 30, 2013, respectively. The Company recorded approximately $297,000 and $866,000 in PIK income in the three and nine-month periods ended September 30, 2012, respectively.

Fee Income

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

Stock-Based Compensation

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

Federal Income Taxes

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

Subsequent Events

Dividend Declaration

On November 4, 2013 the Board of Directors increased the quarterly dividend by $0.03, or approximately 10.7%, and declared a cash dividend of $0.31 per share to be paid on November 25, 2013 to shareholders of record as of November 18, 2013. This dividend will represent our thirty-third consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $8.75 per share.

Closed and Pending Commitments

As of November 4, Hercules has:

a.	Closed commitments of approximately $27.3 million to new and existing portfolio companies, and funded approximately $19.5 million since the close of the third quarter.

b.	Pending commitments (signed non-binding term sheets) of approximately $91.5 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1 – September 30, 2013 Closed Commitments	$579.3
Q4-13 Closed Commitments (as of November 4, 2013)	27.3

Total Year-to-date 2013 Closed Commitments(a)	$606.6
Pending Commitments (as of November 4, 2013)(b)	91.5

Year to date 2013 Closed and Pending Commitments	$698.1

Notes:

a.	Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

In October 2013, ADMA Biologics, Inc. (OTCBB: ADMA) completed its initial public offering of 3,352,941 shares of its common stock at $8.50 per share.

In October 2013, Western Digital Corp (NASDAQ: WDC) completed its acquisition of Hercules portfolio company Virident Systems, Inc. This liquidity event represents a net realized gain of approximately $7.5 million, an internal rate of return of 76.5% (excluding proceeds in escrow) and a gross multiple of 2.5x on Hercules total investment in Virident Systems, Inc.

In October 2013, EnerSys (NYSE: ENS) completed its acquisition of Hercules portfolio company Purcell Systems, Inc. This liquidity event represents a net realized gain of approximately $617,000, an internal rate of return of 15.6% (excluding proceeds in escrow), and a gross multiple of 6.0x on Hercules total investment in Purcell Systems, Inc.

In November 2013, Biomet, Inc. completed its acquisition of Hercules portfolio company Lanx, Inc. This liquidity event represents an expected net realized gain of approximately $1.9 million, an expected internal rate of return of 38.6% (excluding proceeds in escrow), and an expected gross multiple of 2.3x on Hercules total investment in Lanx, Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2013, approximately 98.0% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates, or variable rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2013, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands) Basis Point Change (1)	Interest Income	Interest Expense	Net Income
100	$7,267	$—	$7,267
200	$13,114	$—	$13,114
300	$20,018	$—	$20,018
400	$26,977	$—	$26,977
500	$33,935	$—	$33,935

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine-month period ended September 30, 2013, we did not engage in interest rate hedging activities.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2013 (unaudited) that represent greater than 5% of our net assets:

	September 30, 2013
(in thousands)	Fair Value	Percentage of Net Assets
Merrimack Pharmaceuticals, Inc.	$41,526	6.5%
BrightSource Energy, Inc.	$35,573	5.5%
Tectura Corporation	$32,170	5.0%

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

Tectura Corporation provides technology solutions, consulting services, including ERP implementations and solutions, to businesses worldwide.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future (currently February 2014) unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently January 2014), another federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

During the nine-months ended September 30, 2013, we reduced our realized gain by approximately $249,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $54,000 as a result of current quarter appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $268,000 as of September 30, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid $1.6 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between March 2014 and January 2017.

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

During the nine month period ended September 30, 2013, we issued approximately 142,000 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value the shares of our common stock issued under our dividend reinvestment plan was approximately $1.9 million.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: November 7, 2013	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 7, 2013	/S/ JESSICA BARON
Jessica Baron
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.