Form 10-K
period 2013-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2014-02-27
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 814-00702

Hercules Technology Growth Capital, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	74-3113410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

400 Hamilton Avenue, Suite 310

Palo Alto, California 94301

(Address of principal executive offices)

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

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

Large accelerated filer  ☒      Accelerated filer   ☐      Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $820.7 million based upon a closing price of $13.94 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 24, 2014, there were 61,828,166 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We also make investments in qualifying small businesses through our two wholly-owned small business investment company, or SBIC, subsidiaries. Our SBIC subsidiaries, Hercules Technology II, L.P., or HT II, and Hercules Technology III, L.P., or HT III, hold approximately $174.1 million and $285.1 million in assets, respectively, and accounted for approximately 11.1% and 18.2% of our total assets, respectively, prior to consolidation at December 31, 2013. We have issued $225.0 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum amount allowed for a group of SBICs under common control. See “—Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiaries.

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

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life science. Within the life science sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. Within the energy technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses.

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

As of January 1, 2006, we have qualified as and have elected to be treated for tax purposes as a RIC under the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in the Code. For example, as a RIC we must receive 90% or more of our income from qualified earnings, typically referred to as “good income,” as well as satisfy asset diversification and income distribution requirements.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, Boulder, CO, New York, NY and McLean, VA. We maintain a website on the Internet at www.htgc.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider that information to be part of this Annual Report.

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

Due to the difficulties described above, we believe traditional lenders are generally refraining from entering the structured debt financing marketplace, instead preferring the risk-reward profile of asset based lending. Traditional lenders generally do not have flexible product offerings that meet the needs of technology-related companies. The financing products offered by traditional lenders typically impose on borrowers many restrictive covenants and conditions, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

Unfulfilled Demand for Structured Debt Financing to Technology-Related Companies. Private debt capital in the form of structured debt financing from specialty finance companies continues to be an important source of funding for technology-related companies. We believe that the level of demand for structured debt financing is a function of the level of annual venture equity investment activity.

We believe that demand for structured debt financing is currently underserved. The venture capital market for the technology-related companies in which we invest has been active and is continuing to show signs of increased investment activity. Therefore, to the extent we have capital available, we believe this is an opportune time to be active in the structured lending market for technology-related companies.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 265 technology-related companies, representing over $4.0 billion in commitments from inception to December 31, 2013, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

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

Invest at Various Stages of Development. We provide growth capital to technology-related companies at all stages of development, including select publicly listed companies and select special opportunity lower middle market companies that require additional capital to fund acquisitions, recapitalizations and refinancings and established-stage companies. We believe that this provides us with a broader range of potential investment opportunities than those available to many of our competitors, who generally focus their investments on a particular stage in a company’s development. Because of the flexible structure of our investments and the extensive experience of our investment professionals, we believe we are well positioned to take advantage of these investment opportunities at all stages of prospective portfolio companies’ development.

Benefit from Our Efficient Organizational Structure. We believe that the perpetual nature of our corporate structure enables us to be a long-term partner for our portfolio companies in contrast to traditional investment funds, which typically have a limited life. In addition, because of our access to the equity markets, we believe that we may benefit from a lower cost of capital than that available to private investment funds. We are not subject to requirements to return invested capital to investors nor do we have a finite investment horizon. Capital providers that are subject to such limitations are often required to seek a liquidity event more quickly than they otherwise might, which can result in a lower overall return on an investment.

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2013, our proprietary SQL-based database system included approximately 34,300 technology-related companies and approximately 8,800 venture capital firms, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $1.0 million to $40.0 million. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from the prevailing U.S. prime rate, or Prime or the LIBOR rate to approximately 14% as of December 31, 2013. As of December 31, 2013, 99.0% of our loans were at floating rates or floating rates with a floor and 1.0% of the loans were at fixed rates.

In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual PIK interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

In addition, the majority of our investments in the structured debt of venture capital-backed companies generally have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for potential capital appreciation. The warrants typically will be immediately exercisable upon issuance and generally will remain exercisable for the lesser of five to ten years or three to five years after completion of an initial public offering. The exercise prices for the warrants varies from nominal exercise prices to exercise prices that are at or above the current fair market value of the equity for which we receive warrants. We may structure warrants to provide minority rights provisions or on a very select basis put rights upon the occurrence of certain events. We generally target a total annualized return (including interest, fees and value of warrants) of 12% to 25% for our debt investments.

Typically, our structured debt and equity investments take one of the following forms:

•

Structured Debt with Warrants. We seek to invest a majority of our assets in structured debt with warrants of prospective portfolio companies. Traditional structured debt financing is a layer of high-coupon financing between debt and equity that most commonly takes the form of subordinated debt coupled with warrants, combining the cash flow and risk characteristics of both senior debt and equity. However, our investments in structured debt with warrants may be the only debt capital on the balance sheet of our portfolio companies, and in many cases we have a first priority security interest in all of our portfolio company’s assets, or in certain investments we may have a negative pledge on intellectual property. Our structured debt with warrants typically have maturities of between two and seven years, and they may provide for full amortization after an interest only period. Our structured debt with warrants generally carry a contractual interest rate between the prevailing U.S. prime rate, or Prime or the LIBOR rate and approximately 14% and may include an additional end-of-term payment or contractual PIK interest arrangements. In most cases we collateralize our investments by obtaining security interests in our portfolio companies’ assets, which may include their intellectual property. In other cases we may prohibit a company from pledging or otherwise encumbering their intellectual property. We may structure our structured debt with warrants with restrictive affirmative and negative covenants, default penalties, prepayment penalties, lien protection, equity calls, change-in-control provisions or board observation rights.

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

•

Equipment Loans. We intend to invest a limited portion of our assets in equipment-based loans to early-stage prospective portfolio companies. Equipment-based loans are secured by a first priority security interest in only the specific assets financed. These loans are generally for amounts up to $3.0 million but may be up to $15.0 million for certain energy technology venture investments, carry a contractual interest rate between Prime and Prime plus 9.0%, and have an average term between three and four years. Equipment loans may also include end of term payments.

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2013, we held equity related securities in 125 portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Structured debt with warrants	Senior Debt	Equipment Loans	Equity related Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Term debt with warrants	Preferred stock or common stock
Investment Horizon	Long term, ranging from 2 to 7 years, with an average of 3 years	Usually under 3 years	Ranging from 3 to 4 years	Ranging from 3 to 7 years
Ranking/Security	Senior secured, either first out or last out, or second lien	Senior/First lien	Secured only by underlying equipment	None/unsecured
Covenants	Less restrictive; Mostly financial	Generally borrowing base and financial	None	None
Risk Tolerance	Medium/High	Low	High	High
Coupon/Dividend	Cash pay—fixed and floating rate; PIK in limited cases	Cash pay—floating or fixed rate	Cash pay-floating or fixed rate and may include PIK	Generally none
Customization or Flexibility	More flexible	Little to none	Little to none	Flexible
Equity Dilution	Low to medium	None to low	Low	High

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related markets, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2013, approximately 67.0% of the fair value of our portfolio was composed of investments in four industries: 24.1% was composed of investments in the drug discovery and development industry, 18.1% was composed of investments in the energy technology industry, 13.4% was composed of investments in the internet consumer and business services industry and 11.4% was composed of investments in the medical device and equipment industry.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2013, our investment origination team, which consists of approximately 38 investment professionals, is headed by the

Senior Managing Directors of our Energy Technology and Life Science groups, and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into special opportunity lower middle market, technology, energy technology, and life science sub-teams to better source potential portfolio companies.

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

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee and an affirmative vote by our Chief Executive Officer is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Financial Officer, our Chief Credit Officer and the Senior Managing Directors of our Energy Technology and Life Science groups. The investment committee generally meets weekly and more frequently on an as-needed basis. The Senior Managing Directors abstain from voting with respect to investments they originate.

Documentation

Our documentation group, currently headed by our General Counsel, administers the documentation process for our investments. This group is responsible for documenting the transactions approved by our investment committee with a prospective portfolio company. This group negotiates loan documentation and, subject to appropriate approvals, final documents are prepared for execution by all parties. The documentation group generally uses the services of external law firms to complete the necessary documentation.

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

At December 31, 2013, our investments had a weighted average investment grading of 2.20.

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

EMPLOYEES

As of December 31, 2013, we had 62 employees, including approximately 38 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

REGULATION

The following discussion is a general summary of the material prohibitions and descriptions governing business development companies. It does not purport to be a complete description of all of the laws and regulations affecting business development companies.

A business development company primarily focuses on investing in or lending to private companies and making managerial assistance available to them, while providing its stockholders with the ability to retain the liquidity of a publicly-traded stock. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their directors and officers and principal underwriters and certain other related persons and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

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

Our code of ethics is posted on our website at www.htgc.com and was filed with the SEC as an exhibit to the registration statement (Registration No. 333-122950) for our initial public offering. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

On April 5, 2007, we received approval from the SEC on our request for exemptive relief that permits us to exclude the indebtedness of our wholly-owned subsidiaries that are small business investment companies from the 200% asset coverage requirement applicable to us.

On May 2, 2007, we received approval from the SEC on our request for exemptive relief that permits us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan and 2006 Non-Employee Incentive Plan permitting such restricted grants.

On June 22, 2010 we received approval from the SEC on our request for exemptive relief that permits our employees to exercise their stock options and restricted stock and pay any related income taxes using a cashless exercise program.

Legislation

Recently, legislation was introduced in the U.S. House of Representatives which may revise certain regulations applicable to business development companies. The legislation provides for (i) increasing the amount of funds business development companies may borrow by reducing asset to debt limitations from 2:1 to 3:2,

(ii) permitting business development companies to file registration statements with the U.S. Securities and Exchange Commission that incorporate information by reference from already-filed reports, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing business development companies to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We have designated Mr. Penney, our General Counsel, as our Chief Compliance Officer responsible for administering these policies and procedures.

Small Business Administration Regulations

We make investments in qualifying small businesses through our two wholly-owned SBIC subsidiaries, HT II and HT III. We have issued $225.0 million in SBA-guaranteed debentures in HT II and HT III, which is the maximum amount allowed for a group of SBICs under common control.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2013 as a result of having sufficient capital as defined under the SBA regulations.

HT II and HT III hold approximately $174.1 million and $285.1 million in assets, respectively, and accounted for approximately 11.1% and 18.2% of our total assets prior to consolidation at December 31, 2013.

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

We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest provisions or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement and the Excise Tax Avoidance Requirement, even though we will not have received any corresponding cash amount.

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

At December 31, 2013, 74.5% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company may from time to time engage an independent valuation firm to provide the Company with valuation assistance with respect to certain portfolio investments on a quarterly basis. The Company intends to continue to engage an independent valuation firm to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Company’s Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Company’s Board of Directors has approved a multi-step valuation process each quarter, as described below:

(1) the Company’s quarterly valuation process begins with each portfolio company being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and business based assumptions are discussed with the Company’s investment committee;

(3) the Valuation Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee, which incorporates the results of the independent valuation firm as appropriate;

(4) the Valuation Committee discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

ASC 820 establishes a framework for measuring the fair value of the assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC 820 also enhances disclosure requirements for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In making a good faith determination of the value of our investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest or other receivables which have been accrued to principal as earned. The Company then applies the valuation methods as set forth below.

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

The Company’s process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Company values its syndicated loans, which represent less than 4.0% of the Company’s debt investment portfolio, using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

When originating a debt instrument, the Company generally receives warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the debt investment from recordation of the warrant or other equity instruments is accreted into interest income over the life of the debt investment.

Equity-Related Securities and Warrants

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

•

our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the sale of our common stock; and

•

the magnitude of the difference between (i) a value that our Board of Directors or an authorized committee thereof has determined reflects the current net asset value of our common stock, which is generally based upon the net asset value of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate net asset value in connection with each offering of shares of our common stock, but instead it involves the determination by the Board of Directors or a committee thereof that we are not selling shares of our common stock at a price below the then current net asset value at the time at which the sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we provided to the SEC in the registration statement to which this prospectus is a part) to suspend the offering of shares of our common stock pursuant to this prospectus if the net asset value fluctuates by certain amounts in certain circumstances until the prospectus is amended, the Board of Directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such, events or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

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

Risks Related to our Business Structure

We are dependent upon key management personnel for their time availability and for our future success, particularly Manuel A. Henriquez, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

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

A number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with a large number of venture capital and private equity firms, as well as with other investment funds, business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. This may enable some competitors to make commercial loans with interest rates that are comparable to or lower than the rates that we typically offer. A significant increase in the number and/or the size of our competitors, including traditional commercial lenders and other financing sources, in technology-related industries could force us to accept less attractive investment terms. We may miss opportunities if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code imposes on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities, or that we will be able to fully invest our available capital.

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

In order to satisfy the tax requirements applicable to a RIC, to avoid payment of excise taxes and to minimize or avoid payment of income taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and realized net capital gains except for certain realized net capital gains, which we may retain, pay applicable income taxes with respect thereto and elect to treat as deemed distributions to our stockholders. As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which includes all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. This limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If we are unable to incur additional debt, we may be required to raise additional equity at a time when it may be disadvantageous to do so. In addition, shares of closed-end investment companies have recently traded at discounts to their net asset values. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value. If our common stock trades below its net asset value, we generally will not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline. In addition, our results of operations and financial condition could be adversely affected.

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

As of December 31, 2013, we did not have any outstanding borrowings under our Credit Facilities. In addition, as of December 31, 2013, we had approximately $225.0 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $75.0 million of Convertible Senior Notes payable, approximately $170.4 million of 2019 Notes and approximately $89.6 million in aggregate principal amount of fixed rate asset-backed notes (the “Asset-Backed Notes”) in connection with our $230.7 million debt Securitization (the “Debt Securitization”). There can be no assurance that we will be successful in obtaining any additional debt capital on terms acceptable to us or at all. If we are unable to obtain debt capital, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage to the extent that our investment strategy is successful and we may be limited in our ability to make new commitments or fundings to our portfolio companies.

As a business development company, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have an asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2013 our asset coverage ratio under our regulatory requirements as a business development company was 295.5%, excluding our SBIC debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Annual Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	(23.14%)	(13.74%)	(4.34%)	5.06%	14.45%

(1)	Assumes $1.2 billion in total assets, $559.9 million in debt outstanding, $650.0 million in stockholders’ equity, and an average cost of funds of 5.04%, which is the approximate average cost of borrowed funds, including our Credit Facilities, our Convertible Senior Notes, 2019 Notes, our SBA debentures and our Asset-Backed Notes for the period ended December 31, 2013. Actual interest payments may be different.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and our Credit Facilities, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our Credit Facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a securities interest in our assets in connection with any such credit facilities and borrowings.

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

We may be unable to obtain debt capital on favorable terms or at all, in which case we would not be able to use leverage to increase the return on our investments.

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

As part of the Debt Securitization, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any Loan (or participation interest therein) which was sold to the Securitization Issuer in breach of certain customary representations and warranty made by us or by the Trust Depositor with respect to such Loan or the legal structure of the Debt Securitization. To the extent that there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, the Trustee may, on behalf of the Securitization Issuer, bring an action against us to enforce these repurchase obligations.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

At December 31, 2013, portfolio investments, which are valued at fair value by the Board of Directors, were approximately 74.5% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

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

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.

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

As a business development company, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation” in this prospectus.

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

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Regulation” in this prospectus.

To the extent original issue discount and paid-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, instruments and contractual payment-in-kind, or PIK, interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

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

In accordance with U.S. federal tax requirements, we include in income for tax purposes certain amounts that we have not yet received in cash, such as contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual PIK interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such payment-in-kind interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

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

Under applicable Treasury regulations and certain private rulings issued by the Internal Revenue Service, RICs are permitted to treat certain distributions payable in up to 80% in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable dividends that are payable in part in our common stock.

We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability or the value of our portfolio

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest-earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable rates.

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

During the year ended December 31, 2013, we reduced our realized gain by approximately $249,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising portfolio company warrants which were included in the collateral pool. We recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $57,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $370,000 as of December 31, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid approximately $1.6 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between March 2014 and March 2018.

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

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. HT II and HT III hold approximately $174.1 million and $285.1 million in assets, respectively, and they accounted for approximately 11.1% and 18.2% of our total assets, respectively, prior to consolidation at December 31, 2013. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

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

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either HT II or HT III fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/ or limit HT II or HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2013 as a result of having sufficient capital as defined under the SBA regulations. See “Regulation—Small Business Administration Regulations” in this prospectus.

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

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2013, we have issued $225.0 million in SBA-guaranteed debentures in our SBIC Subsidiaries, which is the maximum allowed for a group of SBICs under common control. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

Our wholly-owned SBIC subsidiaries may be unable to make distributions to us that will enable us to maintain RIC status, which could result in the imposition of an entity-level tax.

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

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that have materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While the capital markets improved during 2013, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.

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

Various social and political tensions in the United States and around the world, particularly in the Middle East, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so.

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments either through equity offerings or through additional borrowings.

As of December 31, 2013, we had unfunded debt commitments of approximately $151.0 million. Approximately $77.4 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements or future earning assets. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Credit Facilities and proceeds from the Convertible Senior Notes, 2019 Notes and the Asset-Backed Notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

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

As of December 31, 2013, approximately 67.0% of the fair value of our portfolio was composed of investments in four industries: 24.1% was composed of investments in the drug discovery and development industry, 18.1% was composed of investments in the energy technology industry, 13.4% was composed of investments in the internet consumer and business services industry and 11.4% was composed of investments in the medical device and equipment industry.

As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2013 that represent greater than 5% of our net assets:

	December 31, 2013
(in thousands)	Fair Value	Percentage of Net Assets
Merrimack Pharmaceuticals, Inc.	$42,855	6.6%

Merrimack Pharmaceuticals, Inc. is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines paired with companion diagnostics for the treatment of serious diseases, with an initial focus on cancer.

Our investments may be in portfolio companies that have limited operating histories and resources.

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies.

We cannot assure you that any of our investments in our portfolio companies will be successful. We may lose our entire investment in any or all of our portfolio companies.

Investing in publicly traded companies can involve a high degree of risk and can be speculative.

We have invested, and expect to continue to invest, a portion of our portfolio in publicly traded companies or companies that are in the process of completing their initial public offering, or IPO. As publicly traded companies, the securities of these companies may not trade at high volumes, and prices can be volatile, which may restrict our ability to sell our positions and may have a material adverse impact on us.

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

We will invest in technology-related companies that are reliant on U.S. and foreign regulatory and governmental programs. Any material changes or discontinuation, due to change in administration or U.S. Congress or otherwise could have a material adverse effect on the operations of a portfolio company in these industries and, in turn, impair our ability to timely collect principal and interest payments owed to us to the extent applicable.

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

Our investments in the energy technology industry are subject to many risks, including volatility, intense competition, unproven technologies, periodic downturns and potential litigation.

Our investments in energy technology companies are subject to substantial operational risks, such as underestimated cost projections, unanticipated operation and maintenance expenses, loss of government subsidies, and inability to deliver cost-effective alternative energy solutions compared to traditional energy products. In addition, energy technology companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction or acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies. Furthermore, production levels for solar, wind and other renewable energies may be dependent upon adequate sunlight, wind, or biogas production, which can vary from market to market and period to period, resulting in volatility in production levels and profitability. In addition, our energy technology companies may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses) and valuations of energy technology companies can and often do fluctuate suddenly and dramatically and the markets in which energy technology companies operate are generally characterized by abrupt business cycles and intense competition. Demand for energy technology and renewable energy is also influenced by the available supply and prices for other energy products, such as coal, oil and natural gases. A change in prices in these energy products could reduce demand for alternative energy. Our investments in energy technology companies also face potential litigation, including significant warranty and product liability claims, as well as class action and government claims arising from the increased attention to the industry from the failure of Solyndra. Such litigation could adversely affect the business and results of operations of our energy technology portfolio companies. There is also particular uncertainty about whether agreements providing incentives for reductions in greenhouse gas emissions, such as the Kyoto Protocol, will continue and whether countries around the world will enact or maintain legislation that provides incentives for reductions in greenhouse gas emissions, without which such investments in energy technology dependent portfolio companies may not be economical or financing for such projects may become unavailable. As a result, these portfolio company investments face considerable risk, including the risk that favorable regulatory regimes expire or are adversely modified. This could, in turn, materially adversely affect the value of the energy technology companies in our portfolio.

Energy technology companies are subject to extensive government regulation and certain other risks particular to the sectors in which they operate and our business and growth strategy could be adversely affected if government regulations, priorities and resources impacting such sectors change or if our portfolio companies fail to comply with such regulations.

As part of our investment strategy, we plan to invest in portfolio companies in energy technology sectors that may be subject to extensive regulation by foreign, U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. We are unable to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.

In addition, there is considerable uncertainty about whether foreign, U.S., state and/or local governmental entities will enact or maintain legislation or regulatory programs that mandate reductions in greenhouse gas emissions or provide incentives for energy technology companies. Without such regulatory policies, investments in Energy Technology companies may not be economical and financing for energy technology companies may become unavailable, which could materially adversely affect the ability of our portfolio companies to repay the debt they owe to us. Any of these factors could materially and adversely affect the operations and financial condition of a portfolio company and, in turn, the ability of the portfolio company to repay the debt they owe to us.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions in both the U.S. and foreign countries, and may be unable to repay our loans during such periods. Therefore, during such periods, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

The health and performance of our portfolio companies could be adversely affected by political and economic conditions in the countries in which they conduct business.

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

Any unrealized losses we experience on our investment portfolio may be an indication of future realized losses, which could reduce our income available for distribution and could impair our ability to service our borrowings.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods and could materially adversely affect our ability to service our outstanding borrowings.

A lack of initial public offering, or IPO, opportunities may cause companies to stay in our portfolio longer, leading to lower returns, unrealized depreciation, or realized losses.

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

The majority of our portfolio companies will need multiple rounds of additional financing to repay their debts to us and continue operations. Our portfolio companies may not be able to raise additional financing, which could harm our investment returns.

The majority of our portfolio companies will often require substantial additional equity financing to satisfy their continuing working capital and other cash requirements and, in most instances, to service the interest and principal payments on our investment. Each round of venture financing is typically intended to provide a company with only enough capital to reach the next stage of development. We cannot predict the circumstances or market conditions under which our portfolio companies will seek additional capital. It is possible that one or more of our portfolio companies will not be able to raise additional financing or may be able to do so only at a price or on terms unfavorable to us, either of which would negatively impact our investment returns. Some of these companies may be unable to obtain sufficient financing from private investors, public capital markets or traditional lenders. This may have a significant impact if the companies are unable to obtain certain federal, state or foreign agency approval for their products or the marketing thereof, of if regulatory review processes extend longer than anticipated, and the companies need continued funding for their operations during these times. Accordingly, financing these types of companies may entail a higher risk of loss than would financing companies that are able to utilize traditional credit sources.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

To attempt to mitigate credit risks, we will typically take a security interest in the available assets of our portfolio companies. There is no assurance that we will obtain or properly perfect our liens.

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

In addition, because we invest in technology-related companies, a substantial portion of the assets securing our investment may be in the form of intellectual property, if any, inventory and equipment and, to a lesser extent, cash and accounts receivable. Intellectual property, if any, that is securing our loan could lose value if, among other things, the company’s rights to the intellectual property are challenged or if the company’s license to the intellectual property is revoked or expires, the technology fails to achieve its intended results or a new technology makes the intellectual property functionally obsolete. Inventory may not be adequate to secure our loan if our valuation of the inventory at the time that we made the loan was not accurate or if there is a reduction in the demand for the inventory.

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

At December 31, 2013, approximately 62.8% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 37.1% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.1% of portfolio company loans had an equipment only lien.

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

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to “equitable subordination.” This means that depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

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

If our portfolio companies are unable to protect their intellectual property rights, or are required to devote significant resources to protecting their intellectual property rights, then our investments could be harmed.

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

To the extent that litigation arises with respect to any of our portfolio companies, we may be named as a defendant, which could result in additional costs and the diversion of management time and resources. Furthermore, if we are providing managerial assistance to the portfolio company or have representatives on the portfolio company’s board of directors, our costs and diversion of our management’s time and resources in assessing the portfolio company could be substantial in light of any such litigation regardless of whether we are named as a defendant. In addition, litigation involving a portfolio company may be costly and affect the operations of the portfolio company’s business, which could in turn have an adverse impact on the fair value of our investment in such company.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $46.3 million or 5.1% of total investments at December 31, 2013. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

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

We invest primarily in debt securities issued by our portfolio companies. In some cases, portfolio companies will be permitted to incur other debt, or issue other equity securities, that rank equally with, or senior to, our investment. Such instruments may provide that the holders thereof are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company might not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on a pari passu basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

During 2013, we received debt investment early repayments and pay down of working capital debt investments of approximately $477.5 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 9.7% of the outstanding balance of our portfolio as of December 31, 2013. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

Risks Related to Our Securities

Investing in shares of our common stock involves an above average degree of risk.

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

Although we are not currently authorized to issue shares of our common stock at a price below our net asset value per share, we may seek stockholder approval of this proposal again at a special meeting of stockholders or our next annual meeting of shareholders. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below net asset value during the year ended December 31, 2013.

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

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Our stockholders will experience dilution in their ownership percentage if they opt out of our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that opt out of our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

Our stockholders may experience dilution upon the conversion of the Convertible Notes.

The Convertible Senior Notes are convertible into shares of our common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.89 per share of common stock, in each case subject to adjustment in certain circumstances. If we elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY, Boulder, CO and McLean, VA.

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

	Price Range
Quarter Ended	High	Low
March 31, 2012	$10.53	$8.72
June 30, 2012	10.84	9.76
September 30, 2012	11.26	10.50
December 31, 2012	11.18	9.84
March 31, 2013	11.88	11.58
June 30, 2013	13.61	11.05
September 30, 2013	15.18	13.20
December 31, 2013	17.09	14.62

The last reported price for our common stock on February 24, 2014 was $16.56 per share.

As of February 11, 2014, we had approximately 43,400 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 55 additional beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During 2013, 2012 and 2011, the Board of Directors elected to receive approximately $106,000, $150,000 and $105,000 respectively, of their compensation in the form of common stock and the Company issued 10,335, 13,584, and 9,942 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2013, 2012 and 2011, we issued approximately 159,000, 219,000 and 167,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2013, 2012 and 2011 were approximately $2.2 million, $2.3 million and $1.6 million, respectively.

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2010, the Board of Directors approved a $35.0 million open market share repurchase program and on July 25, 2012, the Board of Directors approved the extension of the share repurchase program. The share repurchase program expired on February 26, 2013. The Company did not repurchase any common stock during the years ended December 31, 2013 and December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders.

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

For the years ended December 31, 2013 and 2012, we did not record a provision for excise tax since we have paid out greater than 98% of our taxable earnings for each fiscal year.

The following table summarizes dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17, 2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31

			$9.06

*	Dividend paid in cash and stock.

On February 24, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 17, 2014 to shareholders of record as of March 10, 2014. This dividend would represent our thirty-fourth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.06 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2013, 2012, and 2011, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2014 distributions to stockholders will actually be.

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2013, 2012, and 2011, the Company issued approximately 159,000, 219,000, and 167,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2008, a person invested $100 in each of our common stock, the NYSE Composite Index and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

	For the Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Balance sheet data:
Investments, at value	$910,295	$906,300	$652,870	$472,032	$374,669
Cash and cash equivalents	268,368	182,994	64,474	107,014	124,828
Total assets	1,221,715	1,123,643	747,394	591,247	508,967
Total liabilities	571,708	607,675	316,353	178,716	142,452
Total net assets	650,007	515,968	431,041	412,531	366,515

Other Data:
Total debt investments, at value	821,988	827,540	585,767	401,618	325,134
Total warrant investments, at value	35,637	29,550	30,045	23,690	14,450
Total equity investments, at value	52,670	49,210	37,058	46,724	35,085
Unfunded Commitments	150,986	61,851	168,196	117,200	11,700
Net asset value per share(1)	$10.51	$9.75	$9.83	$9.50	$10.29

(1)	Based on common shares outstanding at period end

	For the Years Ended December 31,
(in thousands, except per share amounts)	2013	2012	2011	2010	2009
Investment income:
Interest	$123,671	$87,603	$70,346	$54,700	$62,200
Fees	16,042	9,917	9,509	4,774	12,077

Total investment income	139,713	97,520	79,855	59,474	74,277
Operating expenses:
Interest	30,334	19,835	13,252	8,572	9,387
Loan fees	4,807	3,917	2,635	1,259	1,880
General and administrative	9,354	8,108	7,992	7,086	7,281
Employee Compensation:
Compensation and benefits	16,179	13,326	13,260	10,474	10,737
Stock-based compensation	5,974	4,227	3,128	2,709	1,888

Total employee compensation	22,153	17,553	16,388	13,183	12,625

Total operating expenses	66,648	49,413	40,267	30,100	31,173
Net investment income before and investment gains and losses	73,065	48,107	39,588	29,374	43,104

Net investment income	73,065	48,107	39,588	29,374	43,104
Net realized gain (loss) on investments	14,836	3,168	2,741	(26,382)	(30,801)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	11,545	(4,516)	4,607	1,990	1,269

Net realized and unrealized gain (loss)	26,381	(1,348)	7,348	(24,392)	(29,532)

Net increase in net assets resulting from operations	$99,446	$46,759	$46,936	$4,982	$13,572

Change in net assets per common share (basic):	$1.67	$0.93	$1.08	$0.12	$0.38

Cash dividends declared per common share	$1.11	$0.95	$0.88	$0.80	$1.26 (1)

(1)	February 12, 2009 dividend paid in cash and stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A—Risk Factors” and “Forward-Looking Statements” of this Item 7.

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $174.1 million and $285.1 million in assets, respectively, and accounted for approximately 11.1% and 18.2% of our total assets, respectively, prior to consolidation at December 31, 2013. We have issued $225.0 million in SBA-guaranteed debentures in our SBIC subsidiaries, which is the maximum amount allowed for a group of SBICs under common control

We are an internally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company under the 1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” which includes securities of private U.S. companies, cash, cash equivalents and high-quality debt investments that mature in one year or less.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $910.3 million at December 31, 2013 as compared to $906.3 million at December 31, 2012.

The fair value of the debt investment portfolio at December 31, 2013 was approximately $822.0 million, compared to a fair value of approximately $827.5 million at December 31, 2012. The fair value of the equity portfolio at December 31, 2013 was approximately $52.7 million, compared to a fair value of approximately $49.2 million at December 31, 2012. The fair value of the warrant portfolio at December 31, 2013 was approximately $35.6 million, compared to a fair value of approximately $29.5 million at December 31, 2012.

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

Prior to entering into a contractual commitment, we generally issue a non-binding term sheet to a prospective portfolio company. Non-binding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies and generally convert to contractual commitments within approximately 90 days of signing. Not all non-binding term sheets are expected to close and do not necessarily represent our future cash requirements.

Our portfolio activity for the years ended December 31, 2013 and 2012 was comprised of the following:

	Year Ended December 31,
(in millions)	2013	2012
Debt Commitments(1)
New portfolio company	$535.0	$362.3
Existing portfolio company	165.1	274

Total	$700.1	$636.6
Funded Debt Investments
New portfolio company	$373.1	$267.9
Existing portfolio company	118.0	191.4

Total	$491.1	$459.3
Funded Equity Investments
New portfolio company	$—	$6.0
Existing portfolio company	3.9	3.7

Total	$3.9	$9.7
Unfunded Contractual Commitments(2)
Total	$151.0	$61.9
Non-Binding Term Sheets
New portfolio company	$28.0	$70.0
Existing portfolio company	10.0	—

Total	$38.0	$70.0

(1)	Includes restructured loans.
(2)	As of December 31, 2013, includes unfunded contractual commitments in 24 new and existing portfolio companies. Approximately $77.4 million of these unfunded origination activity commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2013, we received approximately $477.5 million in aggregate debt investment early repayments and pay down of working capital debt investments. Of the approximately $477.5 million of aggregate repayments, approximately $234.1 million were early repayments related to 37 portfolio companies, approximately $67.2 million were early repayments due to merger and acquisition or initial public offering transactions related to nine portfolio companies and approximately $176.2 million were scheduled principal payments.

Total portfolio investment activity (inclusive of unearned income) as of and for each of the years ended December 31, 2013 and 2012 was as follows:

(in millions)	December 31, 2013	December 31, 2012
Beginning Portfolio	$906.3	$652.9
New fundings	473.6	469.9
Restructure fundings	23.6	85.0
Warrants not related to current period fudings	3.5	(0.2)
Principal payments received on investments	(176.2)	(120.7)
Early payoffs	(301.3)	(125.1)
Restructure payoffs	(9.8)	(48.5)
Accretion of loan discounts and paid-in-kind principal	31.9	21.3
New loan fees	(14.3)	(12.8)
Conversion of “Other Assets”	—	9.6
Debt converted to equity	—	0.6
Warrants converted to equity	0.2	—
Proceeds from sale of investments	(22.5)	(7.2)
Net realized (loss) gain on investments	(16.7)	(14.1)
Net change in unrealized appreciation (depreciation)	12.0	(4.4)

Ending Portfolio	$910.3	$906.3

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2013 and December 31, 2012.

	December 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$634,820	69.7%	$652,041	72.0%
Senior secured debt	222,805	24.5%	205,049	22.6%
Preferred stock	35,554	3.9%	33,885	3.7%
Common Stock	17,116	1.9%	15,325	1.7%

	$910,295	100.0%	$906,300	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$864,003	94.9%	$901,041	99.4%
Canada	25,798	2.8%	—	—
Netherlands	10,131	1.1%	—	—
Israel	9,863	1.1%	—	—
England	500	0.1%	5,259	0.6%

	$910,295	100.0%	$906,300	100.0%

As of December 31, 2013, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Everyday Health, Inc. and four companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

In addition, subsequent to December 31, 2013 the following portfolio companies in which we held investments as of December 31, 2013 completed initial public offerings or were acquired:

1.	In January 2014, Dicerna Pharmaceuticals, Inc. (NASDAQ: DRNA) completed its initial public offering of 6,900,000 shares of its common stock at $15.00 per share.

2.	In February 2014, Revance Therapeutics, Inc. (NASDAQ:RVNC) completed its initial public offering of 6,900,000 shares of its common stock at $16.00 per share. The company had initially filed confidentially in April 2013.

3.	In February 2014, Concert Pharmaceuticals, Inc. (NASDAQ:CNCE) completed its initial public offering of 6,000,000 shares of its common stock at $14.00 per share. The company had initially filed confidentially in December 2013.

4.	In February 2014, Uniqure B.V. (NASDAQ:QURE) completed its initial public offering of 5,400,000 shares of its common stock at $17.00 per share. The company had initially filed confidentially in November 2013.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of December 31, 2013, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime, or the London Interbank Offered Rate, or LIBOR, to approximately 14%. In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt. Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $4.0 million and $2.0 million of unamortized fees at December 31, 2013 and December 31, 2012, respectively, and approximately $14.4 million and $6.8 million in exit fees receivable at December 31, 2013 and December 31, 2012, respectively.

We have loans in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $3.5 million and $1.5 million in PIK income in the years ended December 31, 2013 and December 31, 2012.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At December 31, 2013, approximately 62.8% of our portfolio company loans were secured by a first priority security in all of the assets of the portfolio company, 37.1% of the loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property pursuant to negative pledges and 0.1% of portfolio company loans had an equipment-only lien.

Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the security. In addition, certain of our loans may include an interest-only period. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

The effective yield on our debt investments during the years ended December 31, 2013 and 2012 was 15.9% and 14.4%, respectively. Excluding the effect of fee accelerations that occurred from early payoffs and one-time events, the adjusted effective yield for the years ended December 31, 2013 and 2012 was 14.4% and 13.4%, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year which exclude non-interest earning assets such as warrants and equity investments. The overall weighted average yield to maturity of our loan investments was approximately 13.3% at December 31, 2013, compared to 12.9% at December 31, 2012. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, energy technology, internet consumer and business services, medical devices and equipment, software, drug delivery, information services, communications and networking, healthcare services, specialty pharmaceuticals, surgical devices, electronics and computer hardware, media/content/info, biotechnology tools, semiconductors, consumer and business products and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of December 31, 2013, approximately 67.0% of the fair value of our portfolio was composed of investments in four industries: 24.1% was composed of investments in the drug discovery and development industry, 18.1% was composed of investments in the energy technology industry, 13.4% was composed of investments in the internet consumer and business services industry and 11.4% was composed of investments in the medical device and equipment industry.

The following table shows the fair value of our portfolio by industry sector at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$219,169	24.1%	$188,479	20.8%
Energy Technology(1)	164,466	18.1%	126,600	14.0%
Internet Consumer & Business Services	122,073	13.4%	136,149	15.0%
Medical Devices & Equipment	103,614	11.4%	54,575	6.0%
Software	65,218	7.2%	70,838	7.8%
Drug Delivery	62,022	6.8%	74,218	8.2%
Information Services	46,565	5.1%	53,523	5.9%
Communications & Networking	35,979	4.0%	37,560	4.1%
Healthcare Services, Other	29,080	3.2%	36,481	4.0%
Specialty Pharmaceuticals	20,055	2.2%	12,473	1.4%
Surgical Devices	10,307	1.0%	11,358	1.3%
Electronics & Computer Hardware	9,211	1.0%	12,715	1.4%
Media/Content/Info	8,679	1.0%	51,534	5.7%
Biotechnology Tools	5,275	0.6%	6,845	0.8%
Semiconductors	4,685	0.5%	2,922	0.3%
Consumer & Business Products	2,995	0.3%	13,723	1.5%
Diagnostic	902	0.1%	16,307	1.8%

	$910,295	100.0%	$906,300	100.0%

(1)	In our quarterly and annual reports filed with the Commission prior to this Annual Report on Form 10-K, we referred to this industry sector as “Clean Tech.”

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the years ended December 31, 2013 and 2012, our ten largest portfolio companies represented approximately 29.3% and 35.2% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2013 and December 31, 2012, we had one and eight investments, respectively that represented 5% or more of our net assets. At both December 31, 2013 and December 31, 2012, we had six equity investments representing approximately 75.7% and 70.9%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of December 31, 2013, over 99.9% of our debt investments were in a senior secured first lien position, and more than 99.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. As a result, we believe we are well positioned to benefit should market rates increase.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2013, we held warrants in 113 portfolio companies, with a fair value of approximately $35.6 million. The fair value of our warrant portfolio increased by approximately 20.6%, as compared to a fair value of $29.5 million at December 31, 2012.

Our existing warrant holdings currently would require us to invest approximately $72.5 million to exercise such warrants as of December 31, 2013. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.01x to 14.91x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2013, 2012, and 2011. At December 31, 2013 and December 31, 2012, we did not hold any control investments.

(in thousands)			Year ended December 31, 2013
Portfolio Company	Type	Fair Value at December 31, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$473	$—	$(1,193)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,784	1,933	(225)	—	—
Stion Corporation	Affiliate	5,724	462	593	—	—

Total		$10,981	$2,395	$(825)	$—	$—

(in thousands)			Year ended December 31, 2012
Portfolio Company	Type	Fair Value at December 31, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
E-Band Communiations, Corp.	Affiliate	$—	$4	$(18)	$—	$—
Gelesis, Inc.	Affiliate	1,665	712	672	—	—
Optiscan BioMedical, Corp.	Affiliate	10,207	1,649	(2,722)	—	—

Total		$11,872	$2,365	$(2,068)	$—	$—

(in thousands)			Year ended December 31, 2011
Portfolio Company	Type	Fair Value at December 31, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
MaxVision Holdings, LLC.	Control	$1,027	$889	$5,158	$—	$—
E-Band Communiations, Corp.	Affiliate	—	14	3,425	—	—

Total		$1,027	$903	$8,583	$—	$—

During the year ended December 31, 2013, Stion Corporation became classified as an affiliate. Our investment in E-Band Communications, Corp., a company that was an affiliate investment as of December 31, 2012, was liquidated during the year ended December 31, 2013. Approximately $3.3 million of realized losses and a reversal of $3.3 million of previously recorded unrealized depreciation was recognized on this affiliate equity investment during the year ended December 31, 2013.

During the year ended December 31, 2012, Optiscan BioMedical, Corp. became classified as an affiliate. Our investment in MaxVision Holding, L.L.C., a company that was a control investment as of December 31, 2011, was liquidated during the year ended December 31, 2012. On July 31, 2012, we received payment of $2.0 million for our total debt investments in MaxVision Holding, L.L.C. Approximately $8.7 million of realized losses and a reversal of $10.5 million of previously recorded unrealized depreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2013 and 2012, respectively:

	December 31, 2013		December 31, 2012
(in thousands)	Debt Investments at Fair Value	Percentage of Total Portfolio	Debt Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	$162,586	19.8%	$134,166	16.2%
2	429,804	52.3%	542,885	65.6%
3	184,692	22.5%	127,560	15.4%
4	30,687	3.7%	22,929	2.8%
5	14,219	1.7%	—	—

	$821,988	100.0%	$827,540	100.0%

As of December 31, 2013, our debt investments had a weighted average investment grading of 2.20, as compared to 2.06 at December 31, 2012. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore our debt investments in these portfolio companies have been downgraded until their funding is complete or their operations improve.

At December 31, 2013, we had two loans on non-accrual with cumulative investment cost and fair value of approximately $23.3 million and $12.6 million, respectively. Comparatively, at December 31, 2012, we had one loan on non-accrual with an approximate investment cost of $347,000 and no fair market value. During the year ended December 31, 2013, we recognized a realized loss of approximately $350,000 of principal on our debt investments in this company.

Results of Operations

Comparison of periods ended December 31, 2013 and 2012

Investment Income

Interest Income

Total investment income for the year ended December 31, 2013 was approximately $139.7 million as compared to approximately $97.5 million for the year ended December 31, 2012.

Interest income for the year ended December 31, 2013 totaled approximately $123.7 million as compared to approximately $87.6 million for the year ended December 31, 2012. The increase in interest income is primarily attributable to an increase of loan interest income of approximately $25.0 million for the year ended December 31, 2013, related to both new loans originated during 2013 and an overall increase in amortization during 2013 on loans originated during 2012. This increase in interest income was partially offset by pay-offs during the year ended December 31, 2013.

The following table shows the lending activity involving contractual payment-in-kind, or PIK, interest arrangements for the years ended December 31, 2013 and 2012, at cost:

	Years ended December 31,
(in thousands)	2013	2012
Beginning PIK loan balance	$3,309	$2,041
PIK interest capitalized during the period	3,103	1,400
Payments received from PIK loans	(1,123)	(132)
Realized Loss	(307)	—

Ending PIK loan balance	$4,982	$3,309

The increase in payments received from PIK loans and PIK interest capitalized during the year ended December 31, 2013 is due to the addition of nine PIK loans which have incurred PIK capitalizations during the period offset by the payoff of four PIK loans during the period ended December 31, 2013.

Fee Income

Income from commitment, facility and loan related fees for the year ended December 31, 2013 totaled approximately $16.0 million as compared to approximately $9.9 million for the year ended December 31, 2012. The increase in fee income is primarily attributable to additional fee accelerations and one time fees due to early pay-offs during the year ended December 31, 2013 as compared to the same period in 2012.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2013 and 2012, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Operating expenses totaled approximately $66.6 million and $49.4 million during the years ended December 31, 2013 and 2012, respectively.

Interest and Fees on our Borrowings

Interest and fees on borrowings totaled approximately $35.1 million for the year ended December 31, 2013 as compared to approximately $23.8 million for the year ended December 31, 2012. This increase was primarily attributable to interest and fee expenses of approximately $12.9 million for the year ended December 31, 2013 related to the 2019 Notes issued in April and September 2012, which is $7.3 million greater than $5.6 million of interest and fees incurred during the year ended December 31, 2012, and approximately $5.1 million of interest and fee expense incurred due to the Asset-Backed Notes issued in December 2012. These expenses were partially offset by a decrease in interest and fees of approximately $749,000 for the year ended December 31, 2013 associated with our SBA debentures due to the pay down in August 2012 of debentures that had a weighted average cost of debt of 6.40% and borrowings of $24.75 million of debentures in November 2012 that had a weighted average cost of debt of 3.05%.

Additionally, we incurred approximately $1.1 million of non cash interest expense during the period ended December 31, 2013 attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. We had a weighted average cost of debt, comprised of interest and fees, of approximately 6.1% for the year ended December 31, 2013, as compared to 6.6% during the year ended December 31, 2012. The decrease was primarily driven by the Asset-Backed Notes issued in December 2012, which account for approximately 18.9% of our outstanding debt and accrue interest at 3.3%. As of December 31, 2013 the weighted average debt outstanding was approximately $580.1 million.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $9.3 million from $8.1 million for the years ended December 31, 2013 and 2012, respectively. These increases were primarily due to increases of approximately $689,000 and $442,000 related to corporate legal expenses and outside consulting services, partially offset by a reduction of approximately $249,000 for accounting fees.

Employee Compensation

Employee compensation and benefits totaled approximately $16.2 million for the year ended December 31, 2013 as compared to approximately $13.3 million for the year ended December 31, 2012. This increase was due to increasing our staff to 62 active employees at December 31, 2013 from 52 active employees at December 31, 2012 and increasing our variable compensation (bonus) accrual based on performance improvements.

Stock-based compensation totaled approximately $6.0 million for the year ended December 31, 2013 as compared to approximately $4.2 million for the year ended December 31, 2012. These increases were due primarily to the expense on restricted stock grants for 607,001 shares granted during the year ended December 31, 2013.

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

A summary of realized gains and losses for the years ended December 31, 2013 and 2012 is as follows:

	Years Ended December 31,
(in thousands)	2013	2012
Realized gains	$32,577	$17,481
Realized losses	(17,741)	(14,313)

Net realized gains (losses)	$14,836	$3,168

During the year ended December 31, 2013, we recognized net realized gains of approximately $14.8 million. These net realized gains include gross realized gains of approximately $32.6 million primarily from the sale of equity and warrant investments in nine portfolio companies, including Virident Systems, Inc. ($7.5 million), Anacor Pharmaceuticals, Inc. ($5.0 million), iWatt, Inc. ($4.7 million), Althea Technologies, Inc. ($4.3 million), WageWorks, Inc. ($2.0 million), Lanx, Inc. ($1.9 million), InsMed, Inc. ($1.4 million), Pacira Pharmaceuticals, Inc. ($1.3 million) and AcelRx, Inc. ($1.1 million). These gains were partially offset by gross realized losses of approximately $17.8 million primarily from the liquidation of our debt and equity investments in five portfolio companies, including Bridgewave Communications ($4.4 million), E-Band Communications Corp ($3.3 million), Tethys Bioscience, Inc. ($2.5 million), Just.Me, Inc. ($1.3 million), and PointOne, Inc. ($1.1 million).

During the year ended December 31, 2012, we recognized net realized gains of $3.2 million. These net realized gains include gross realized gains of approximately $17.5 million primarily from the sale of equity and warrant investments in NEXX Systems, Inc., ($5.1 million), BARRX Medical ($3.1 million), DeCode Genetics

($2.6 million), Aegerion Pharmaceuticals ($2.4 million) and Annie’s ($2.4 million). These gains were partially offset by gross realized losses of approximately $14.3 million from the liquidation of our equity and warrant investments in MaxVision Holding, L.L.C ($8.7 million), Razorgator Interactive Group ($2.2 million), Zeta Interactive Corporation ($672,000) and Magi.com ($463,000) pka Hi5 Networks, Inc.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
(in thousands)	Amount	Amount
Gross unrealized appreciation on portfolio investments	$80,616	$65,871
Gross unrealized depreciation on portfolio investments	(63,855)	(73,158)
Reversal of prior period net unrealized appreciation upon a realization event	(26,489)	(12,575)
Reversal of prior period net unrealized depreciation upon a realization event	21,763	14,944
Net unrealized appreciation (depreciation) attributable to taxes payable	(898)	—
Net unrealized appreciation (depreciation) on escrow receivables	465	—
Citigroup Warrant Participation	(57)	402

Net unrealized appreciation (depreciation) on portfolio investments	$11,545	$(4,516)

During the year ended December 31, 2013, we recorded approximately $12.0 million of net unrealized appreciation from our debt, equity and warrant investments. Approximately $15.7 million is attributed to net unrealized appreciation on equity, including approximately $5.6 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. Approximately $4.5 million is attributed to net unrealized appreciation on our warrant investments, including approximately $9.4 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain.

This unrealized appreciation was partially offset by approximately $8.2 million of net unrealized depreciation on our debt investments, which primarily related to $21.2 million of unrealized depreciation for collateral based impairments, offset by the reversal of approximately $13.0 million of prior period net unrealized depreciation upon being realized as a loss due to the write-off or early payoff of debt investments.

Net unrealized appreciation decreased by approximately $898,000 as a result of estimated taxes payable for the year ended December 31, 2013.

Net unrealized appreciation further increased by approximately $465,000 as a result of escrow receivables related to merger and acquisition transactions closed during the year ended December 31, 2013.

For the year ended December 31, 2013, net unrealized appreciation decreased by approximately $57,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement.

During the year ended December 31, 2012, we recorded approximately $4.5 million of net unrealized depreciation from our debt, equity and warrant investments. Approximately $3.4 million and $2.3 million is attributed to net unrealized depreciation on warrant investments and debt investments, respectively, of which approximately $6.6 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $9.2 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. The remainder is related to fluctuations in current market interest rates during the year ended December 31, 2012.

This unrealized depreciation was partially offset by approximately $1.3 million of net unrealized appreciation on our equity investments, of which approximately $6.0 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $5.7 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the years ended December 31, 2013 and December 31, 2012.

	Year Ended December 31, 2013
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(21.2)	$—	$(0.1)	$(21.3)
Reversals due to Debt Investment Payoffs & Warrant/Equity sales	13.0	(5.8)	(10.6)	(3.4)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	7.6	3.5	11.1
Level 3 Assets	—	13.9	11.7	25.6

Total Fair Value Market/Yield Adjustments	—	21.5	15.2	36.7

Total Unrealized Appreciation/(Depreciation)	$(8.2)	$15.7	$4.5	$12.0

	Year Ended December 31, 2012
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(11.4)	$(2.1)	$(1.2)	(14.7)
Reversals of Prior Period Collateral based impairments	10.0	0.5	0.7	11.2
Reversals due to Debt Investment Payoffs & Warrant/Equity sales	7.0	(0.3)	(5.0)	1.7
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(6.5)	1.9	(4.6)
Level 3 Assets	(7.9)	9.7	0.2	2.0

Total Fair Value Market/Yield Adjustments	(7.9)	3.2	2.1	(2.6)

Total Unrealized Appreciation/(Depreciation)	$(2.3)	$1.3	$(3.4)	$(4.4)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized. We intend to distribute approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2013 and December 31, 2012, the net increase in net assets resulting from operations totaled approximately $99.4 million and $46.8 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2013 were $1.67 and $1.63, respectively, whereas both the basic and fully diluted net change in net assets per common share for the year ended December 31, 2012 were $0.93.

For the purpose of calculating diluted earnings per share for the year ended December 31, 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because our share price was greater than the conversion price in effect ($11.63) for the Convertible Senior Notes for such period. For the year ended December 31, 2012, the dilutive effect of the Convertible Senior Notes under the treasury stock method is anti-dilutive because our share price was less than the conversion price in effect ($11.81) for the Convertible Senior Notes for such period, and not included in this calculation.

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

The following table shows lending activity involving contractual PIK interest arrangements for the years ended December 31, 2012 and 2011, at cost:

(in thousands)	Years ended December 31,
	2012	2011
Beginning PIK loan balance	$2,041	$3,955
PIK interest capitalized during the period	1,400	2,093
Payments received from PIK loans	(132)	(3,567)
PIK converted to other securities	—	(440)

Ending PIK loan balance	$3,309	$2,041

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

Interest and Fees on our Borrowings

Interest and fees on borrowings totaled approximately $23.8 million and $15.9 million during the periods ended December 31, 2012 and 2011, respectively. This $7.9 million year over year increase is largely attributed to $1.6 million of incremental interest and fee expense due to the Convertible Senior Notes issued on April 15, 2011 and $5.6 million related to the 2019 Notes issued in April and September 2012.

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

A summary of realized gains and losses for the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
(in thousands)	2012	2011
Realized gains	$17,481	$11,092
Realized losses	(14,313)	(8,351)

Net realized gains	$3,168	$2,741

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

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2012 and 2011:

(in thousands)	Years Ended December 31,
	2012	2011
Gross unrealized appreciation on portfolio investments	$65,871	$58,980
Gross unrealized depreciation on portfolio investments	(73,158)	(49,327)
Reversal of prior period net unrealized appreciation upon a realization event	(12,575)	(13,224)
Reversal of prior period net unrealized depreciation upon a realization event	14,944	8,395
Citigroup Warrant Participation	402	(217)

Net unrealized appreciation (depreciation) on portfolio investments	$(4,516)	$4,607

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

The following table itemizes the change in net unrealized appreciation/ (depreciation) in the investment portfolio by category for the year ended December 31, 2012.

	Year Ended December 31, 2012
(in millions)	Loans	Equity	Warrants	Total
Collateral based impairments	$(11.4)	$(2.1)	$(1.2)	$(14.7)
Reversals of Prior Period Collateral based impairments	10.0	0.5	0.7	11.2
Reversals due to Debt Investment Payoffs & Warrant/Equity sales	7.0	(0.3)	(5.0)	1.7
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(6.5)	1.9	(4.6)
Level 3 Assets	(7.9)	9.7	0.2	2.0

Total Fair Value Market/Yield Adjustments	(7.9)	3.2	2.1	(2.6)

Total Unrealized Appreciation/(Depreciation)	$(2.3)	$1.3	$(3.4)	$(4.4)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

During the year ended December 31, 2012, we recorded approximately $7.9 million net unrealized depreciation on our debt investments related to fluctuations in current market interest rates.

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized. We distributed approximately $1.5 million of spillover earnings from the year ended December 31, 2012 to our shareholders in 2013.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our Wells Facility, Union Bank Facility (together the “Credit Facilities”), SBA debentures, Convertible Senior Notes, 2019 Notes, Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the rotation of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into an ATM equity distribution agreement with JMP Securities LLC, or JMP. The equity distribution agreement provides that we may offer and sell up to 8,000,000 shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. There were no sales under the ATM Program for the year ended December 31, 2013.

At December 31, 2013, we had $75.0 million of Convertible Senior Notes payable, $170.4 million of 2019 Notes, $89.6 million of Asset-Backed Notes and $225.0 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At December 31, 2013, we had $373.4 million in available liquidity, including $268.4 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $30.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2013, we had approximately $6.3 million of restricted cash. Our restricted cash consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the year ended December 31, 2013, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of loan investments and the sale of loan and equity investments.

During the year ended December 31, 2013, our operating activities provided $103.6 million of cash and cash equivalents, compared to $193.9 million used during the year ended December 31, 2012. The $297.5 million increase in cash provided by operating activities resulted primarily from an increase in net assets resulting from operations of $52.7 million, an increase in principal payments received on investments of approximately $231.8 million, and a decrease in purchase of investments of approximately $19.4 million. During the year ended December 31, 2013, our investing activities used $6.6 million of cash, compared to $87,000 during year ended December 31, 2012. This $6.5 million increase in cash used by investing activities was primarily due to an increase of approximately $6.3 million in cash collections of interest and principal payments, classified as restricted cash, on assets that are securitized.

During the year ended December 31, 2013, our financing activities used $11.6 million of cash, compared to providing $312.5 million during the year ended December 31, 2012. This $324.2 million decrease in cash provided by financing activities was primarily due to the Issuance of our 2019 Notes of $299.7 million in 2012 partially offset by a decrease in repayments of credit facilities of approximately $34.5 million during the year ended December 31, 2013.

As of December 31, 2013, net assets totaled $650.0 million, with a net asset value per share of $10.51. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

On July 25, 2012, our Board of Directors approved an extension of the stock repurchase plan under the same terms and conditions that allowed us to repurchase up to $35.0 million of our common stock. The stock repurchase plan expired on February 26, 2013 and no shares were repurchased for the years ended December 31, 2013 and December 31, 2012.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2013 our asset coverage ratio under our regulatory requirements as a business development company was 295.5%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage, when including our SBA debentures, was 216.6% at December 31, 2013.

Outstanding Borrowings

At December 31, 2013 and December 31, 2012, we had the following borrowing capacity and outstanding amounts:

	December 31, 2013		December 31, 2012
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
SBA Debentures(2)	$225,000	$225,000	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	89,557	89,557	129,300	129,300
Convertible Senior Notes(3)	75,000	72,519	75,000	71,436
Wells Facility	75,000	—	75,000	—
Union Bank Facility	30,000	—	30,000	—

Total	$664,921	$557,440	$704,664	$596,100

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)	At December 31, 2013 and at December 31, 2012, the total available borrowings under the SBA debentures was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.
(3)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.5 million at December 31, 2013 and $3.6 million at December 31, 2012.

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

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of December 31, 2013 and December 31, 2012 were as follows:

	As of December 31,
(in thousands)	2013	2012
Union Bank Facility	$—	$—
Wells Facility	398	867
Convertible Debt	1,323	1,900
Asset Backed Notes	2,686	4,074
2019 Notes	5,319	6,287
SBA Debenture	5,074	5,877

	$14,800	$19,005

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of December 31, 2013, we had unfunded contractual commitments of approximately $151.0 million. Approximately $77.4 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, as of December 31, 2013, we had approximately $38.0 million of non-binding term sheets outstanding to four new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2013:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$557,440	$—	$89,557	$72,519	$395,364
Operating Lease Obligations(5)	7,640	1,484	2,965	1,774	1,417

Total	$565,080	$1,484	$92,522	$74,293	$396,781

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)	Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $89.6 million in aggregate principal amount of the Asset-Backed Notes and $72.5 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $75.0 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.5 million at December 31, 2013.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.1 million, $1.2 million, and $1.1 million during the years ended December 31, 2013, 2012, and 2011, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $38.0 million in HT II as of December 31, 2013, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million was outstanding as of December 31, 2013. As of December 31, 2013, HT II has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2013, we held investments in HT II in 42 companies with a fair value of approximately $102.5 million, accounting for approximately 11.3% of our total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of December 31, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2013. As of December 31, 2013, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2013, we held investments in HT III in 29 companies with a fair value of approximately $171.6 million, accounting for approximately 18.9% of our total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013, were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.34%. The average amount of debentures outstanding for the year ended December 31, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.41%.

HT II and HT III hold approximately $174.1 million and $285.1 million in assets, respectively, and accounted for approximately 11.1% and 18.2% of our total assets prior to consolidation at December 31, 2013.

As of December 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at December 31, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

We reported the following SBA debentures outstanding on our Consolidated Statement of Assets and Liabilities as of December 31, 2013 and December 31, 2012:

			December 31,
(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	2013	2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	11,250
March 21, 2012	March 1, 2022	3.05%	11,250	25,000
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

2019 Notes

On March 6, 2012, we and U.S. Bank National Association (the “Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, we and the Trustee entered into the First Supplemental Indenture to the Base Indenture, dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

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

2019 Notes payable is compromised of:

(in thousands)	December 31, 2013	December 31, 2012
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874

Carrying Value of Debt	$170,364	$170,364

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

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement. In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

For the years ended December 31, 2013 and 2012, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 and September 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2013	2012
Stated interest expense	$11,926	$5,139
Amortization of debt issuance cost	967	423

Total interest expense and fees	$12,893	$5,562

Cash paid for interest expense and fees	$11,926	$4,790

As of December 31, 2013, we are in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

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

At December 31, 2013 and December 31, 2012, the Asset Backed Notes had an outstanding principal balance of $89.6 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $6.3 million of Restricted Cash as of December 31, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012. See Note 4 to our consolidated financial statements for more detail on the Asset-Backed Notes.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of its 6.00% convertible senior notes (the “Convertible Senior Notes”) due in 2016. As of December 31, 2013, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $72.5 million.

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the our subsidiaries, financing vehicles or similar facilities.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

As of December 31, 2013 and December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2013	December 31, 2012
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(2,481)	(3,564)

Carrying value of debt	$72,519	$71,436

For the years ended December 31, 2013 and 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Year Ended December 31,
(in thousands)	2013	2012
Stated interest expense	$4,500	$4,500
Accretion of original issue discount	1,083	1,083
Amortization of debt issuance cost	577	577

Total interest expense	$6,160	$6,160

Cash paid for interest expense	$4,500	$4,500

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for both the years ended December 31, 2013 and December 31, 2012. As of December 31, 2013, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note 4 to our consolidated financial statements for more detail on the Convertible Senior Notes.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the year ended December 31, 2013, this non-use fee was approximately $380,000. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of December 31, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of our follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2013. See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

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

On March 30, 2012, we entered into an amendment to the Union Bank Facility which permitted us to issue additional senior notes relating to the offer and sale of our 2019 Notes. On September 17, 2012, we entered into an amendment to the Union Bank Facility. Pursuant to the terms of the amendment, we are permitted to increase our unsecured indebtedness by an aggregate original principal amount not to exceed $200.0 million incurred after March 30, 2012 in one or more issuances, provided certain conditions are satisfied for each issuance.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the year ended December 31, 2013, this nonuse fee was approximately $152,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of December 31, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of our follow-on public offerings. As amended, the Union Bank Facility will mature on May 1, 2015, with a borrowing termination date as of May 2, 2014 and a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2013. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility.

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

During the year ended December 31, 2013, we reduced our realized gain by approximately $249,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising portfolio company warrants which were included in the collateral pool. We recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $57,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $370,000 as of December 31, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between March 2014 and March 2018.

Dividends

The following table summarizes our dividends declared and paid or to be paid on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31

			$9.06

*	Dividend paid in cash and stock.

On February 24, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 17, 2014 to shareholders of record as of March 10, 2014. This dividend will represent our thirty-fourth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.06 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2013, 2012, and 2011, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2014 distributions to stockholders will actually be.

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

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest arrangements or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

We intend to distribute approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014.

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

At December 31, 2013, approximately 74.5% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We may from time to time engage an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio investments on a quarterly basis. We intend to continue to engage an independent valuation firm to provide us with assistance regarding our determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of the services rendered by an independent valuation firm is at the discretion of the Board of Directors. Our Board of Directors is ultimately and solely responsible for determining the fair value of our investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, our Board of Directors has approved a multi-step valuation process each quarter, as described below:

(1) our quarterly valuation process begins with each portfolio company being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and business based assumptions are discussed with our investment committee;

(3) the Valuation Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee, which incorporates the results of the independent valuation firm as appropriate.

(4) the Valuation Committee discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

ASC 820 establishes a framework for measuring the fair value of the assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC 820 also enhances disclosure requirements for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2013. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range	Weighted Average(c)
	(in thousands)
Pharmaceuticals -Debt	25,811	Originated Within 6 Months	Origination Yield	12.56% - 14.53%	13.36%
	250,607	Market Comparable Companies	Hypothetical Market Yield	13.83% - 15.47%	14.13%
			Premium/(Discount)	(1.00%) - 0.00%

Medical Devices - Debt	46,900	Originated Within 6 Months	Origination Yield	13.54% - 17.37%	14.87%
	34,723	Market Comparable Companies	Hypothetical Market Yield	14.32% - 17.37%	15.23%
			Premium/(Discount)	(1.00%) - 1.00%

Technology - Debt	18,796	Originated Within 6 Months	Origination Yield	10.62% - 15.97%	14.26%
	98,290	Market Comparable Companies	Hypothetical Market Yield	14.72% - 21.08%	15.48%
			Premium/(Discount)	0.00% - 1.00%
	1,643	Liquidation	Probability weighting of alternative outcomes	30.00% - 70.00%

Energy Technology - Debt	32,597	Originated Within 6 Months	Origination Yield	14.68% - 15.87%	15.17%
	108,238	Market Comparable Companies	Hypothetical Market Yield	15.37%	15.37%
			Premium/(Discount)	(0.50%) - 1.50%

Lower Middle Market - Debt	121,347	Market Comparable Companies	Hypothetical Market Yield	14.83% - 19.73%	16.12%
			Premium/(Discount)	0.00% - 1.00%
	31,818	Broker Quote(b)	Price Quotes	99.50% - 100.25% of par
			Par Value	$2.0 - $22.5 million
	12,576	Liquidation	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par

	$821,988	Total Level Three Debt Investments

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries note above as follows:

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

Energy Technology, above, aligns with the Energy Technology industry in the Schedule of Investments. In our quarterly and annual reports filed with the Commission prior to this Annual Report on Form 10-K, we referred to the Energy Technology industry as “Clean Tech” and we referred to these investments as “Clean Tech” in the Schedule of Investments included in such reports.

(b)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

(c)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Pharmaceuticals—Debt	$266,978	Market Comparable Companies Option Pricing Model(b)	Hypothetical Market Yield Premium/(Discount) Average Industry Volatility(c) Risk Free Interest Rate Estimated Time to Exit (in months)	12.83% - 16.11% (2.0%) - 1.0% 57.67% 0.190% 15.2
Medical Devices—Debt	46,022	Market Comparable Companies	Hypothetical Market Yield Premium	16.19% 0.0% - 1.0%
Technology—Debt	159,341	Market Comparable Companies Liquidation	Hypothetical Market Yield Premium/(Discount) Investment Collateral	12.36% - 20.49% (1.5%) - 1.0% $0 - $7.4 million
Energy Technology—Debt	91,305	Market Comparable Companies	Hypothetical Market Yield Premium	12.69% 0.0% - 1.0%
Lower Middle Market—Debt	263,894	Market Comparable Companies Broker Quote(d)	Hypothetical Market Yield Premium Price Quotes Market Comparable Index Yield Spreads Par Value	10.75% -16.25% 0.0% -1.0% 78.0% -100% of par 4.33% - 5.93% $30.0 million

Total Level Three Debt Investments	$827,540

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries note above as follows:

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

Energy Technology, above, aligns with the Energy Technology industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the conversion feature of convertible notes.

(c)	Represents the range of industry volatility used by market participants when pricing the investment.

(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type-	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
(in thousands)
Level Three Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple(b)	8.6x - 17.7x
			Revenue Multiple(b)	0.7x - 13.8x
			Discount for Lack of Marketability(c)	9.1%-23.6%
			Average Industry Volatility(d)	43.4%- 110.7%
			Risk-Free Interest Rate	0.1% - 0.4%
			Estimated Time to Exit (in months)	6 - 30

	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility(d)	45.6% - 109.7%
			Risk-Free Interest Rate	0.1% - 0.9%
			Estimated Time to Exit (in months)	6-42

	18,127	Other	Average Industry Volatility(d)	44.0%
			Risk-Free Interest Rate	0.1%
			Estimated Time to Exit (in months)	12

Level Three Warrant Investments	$10,200	Market Comparable Companies	EBITDA Multiple(b)	5.0x - 51.4x
			Revenue Multiple(b)	0.5x - 13.8x
			Discount for Lack of Marketability(c)	6.4% -36.0%
			Average Industry Volatility(d)	21.3% - 110.7%
			Risk-Free Interest Rate	0.1% -1.0%
			Estimated Time to Exit (in months)	6 - 48

	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility(d)	35.7% -109.9%
			Risk-Free Interest Rate	0.1% -2.7%
			Estimated Time to Exit (in months)	3 - 48

	9,595	Other	Average Industry Volatility(d)	44.0% - 56.9%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$66,368

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.

(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

(d)	Represents the range of average industry volatility used by market participants when pricing the investment.

Investment Type-	Fair Value at December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Level Three Warrant and Equity Investments	$57,685	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c)	1.43x -20.68x 0.42x - 16.98x 10.4% - 25.2%
Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	46.49% - 141.2% 0.17% - 0.46% 12 - 48

Total Level Three Warrant and Equity Investments	$57,685

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.

(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

In making a good faith determination of the value of our investments, we generally start with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest or other receivables which have been accrued to principal as earned. We then apply the valuation methods as set forth below.

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

Our process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. We value our syndicated loans, which represent less than 4.0% of our debt investment portfolio, using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

When originating a debt instrument, we generally receive warrants or other equity-related securities from the borrower. We determine the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the debt investments from recordation of the warrant or other equity instruments is accreted into interest income over the life of the debt investments.

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

Income Recognition

We record interest income on the accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At December 31, 2013, we had two loans on non-accrual with a cumulative cost and fair value of approximately $23.3 million and $12.6 million, respectively, compared to one loan on non-accrual at December 31, 2012 with an approximate cost of $347,000 and no fair market value. During the year ended December 31, 2013 we recognized a realized loss of approximately $350,000 on our debt investments in this company.

Paid-In-Kind and End of Term Income

Contractual PIK interest arrangements, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that is amortized into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though the cash has not yet been collected. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by us in obtaining debt financing. Debt issuance costs are recognized as prepaid expenses and amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method.

Stock Based Compensation

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

Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest arrangements, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest arrangements or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

At December 31, 2013, 2012, and 2011, no excise tax was recorded. We intend to distribute approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014. We distributed approximately $1.5 million of spillover earnings from the year ended December 31, 2012 to our shareholders in 2013.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impacts from adopting this standard on our statement of assets and liabilities or results of operations. We are currently assessing the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

Subsequent Events

Dividend Declaration

On February 24, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 17, 2014 to shareholders of record as of March 10, 2014. This dividend would represent our thirty-fourth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.06 per share

Closed and Pending Commitments

As of February 24, 2014, we have:

a.	Closed commitments of approximately $46.4 million to new and existing portfolio companies, and funded approximately $37.1 million since the close of the fourth quarter of 2013.

b.	Pending commitments (signed non-binding term sheets) of approximately $112.3 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed and Pending Commitments (in millions)
Q1-14 Closed Commitments (as of February 24, 2014) (a)	$46.4
Pending Commitments (as of February 24, 2014) (b)	$112.3
Year-to-date 2014 Closed and Pending Commitments	$158.7

Notes:

a.	Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of December 31, 2013, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Everyday Health, Inc. and four companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2013 the following portfolio companies in which we held investments as of December 31, 2013 completed initial public offerings or were acquired:

1.	In January 2014, Toshiba Corporation completed its acquisition of Hercules portfolio company OCZ Technology. The acquisition resulted in full repayment of the Hercules debt investment in OCZ Technology.

2.	In January 2014, Dicerna Pharmaceuticals, Inc. (NASDAQ: DRNA) completed its initial public offering of 6,900,000 shares of its common stock at $15.00 per share.

3.	In February 2014, Revance Therapeutics, Inc. (NASDAQ:RVNC) completed its initial public offering of 6,900,000 shares of its common stock at $16.00 per share. The company had initially filed confidentially in April 2013.

4.	In February 2014, Concert Pharmaceuticals, Inc. (NASDAQ:CNCE) completed its initial public offering of 6,000,000 shares of its common stock at $14.00 per share. The company had initially filed confidentially in December 2013.

5.	In February 2014, Uniqure B.V. (NASDAQ:QURE) completed its initial public offering of 5,400,000 shares of its common stock at $17.00 per share. The company had initially filed confidentially in November 2013.

6.	In February 2014, Teva Pharmaceutical Industries Ltd. (NYSE:TEVA) completed its acquisition of Hercules portfolio company NuPathe Inc. (NASDAQ:PATH) at a price of $3.65 per share in cash and the right to receive contingent cash consideration payments of up to $3.15 per share, net to the seller in cash without interest.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2013, approximately 99.0% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates, or variable rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2013, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(dollars in thousands) Basis Point Change	Interest Income	Interest Expense	Net Income
100	$7,423	$—	$7,423
200	$14,650	$—	$14,650
300	$26,052	$—	$26,052
400	$36,598	$—	$36,598
500	$47,168	$—	$47,168

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2013, we did not engage in interest rate hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and Asset-Based Notes, that could affect the net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and Asset-Based Notes, please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Outstanding Borrowings” in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Hercules Technology Growth Capital, Inc.

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Hercules Technology Growth Capital, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 1992). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2013 by correspondence with the custodian, borrowers and brokers, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2014

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31,
	2013	2012
Assets
Investments:
Non-control/Non-affiliate investments (cost of $891,059 and $896,031, respectively)	$899,314	$894,428
Affiliate investments (cost of $15,238 and $18,307, respectively)	10,981	11,872

Total investments, at value (cost of $906,297 and $914,338, respectively)	910,295	906,300
Cash and cash equivalents	268,368	182,994
Restricted cash	6,271	—
Interest receivable	8,962	9,635
Other assets	27,819	24,714

Total assets	$1,221,715	$1,123,643

Liabilities
Accounts payable and accrued liabilities	$14,268	$11,575
Long-term Liabilities (Convertible Senior Notes)	72,519	71,436
Asset-Backed Notes	89,557	129,300
2019 Notes	170,364	170,364
Long-term SBA Debentures	225,000	225,000

Total liabilities	$571,708	$607,675
Commitments and Contingencies (Note 10)

Net assets consist of:
Common stock, par value	62	53
Capital in excess of par value	656,594	564,508
Unrealized appreciation/(depreciation) on investments	3,598	(7,947)
Accumulated realized losses on investments	(15,240)	(36,916)
Undistributed net investment income/(Distributions in excess of investment income)	4,993	(3,730)

Total net assets	$650,007	$515,968

Total liabilities and net assets	$1,221,715	$1,123,643

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	61,837	52,925
Net asset value per share	$10.51	$9.75

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trust for the asset-backed notes (see Note 4), which is a variable interest entity (“VIE”). The assets of our securitization VIE can only be used to settle obligations of our consolidated securitization VIE, these liabilities are only the obligations of our consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

	December 31,
(Dollars in thousands)	2013	2012
ASSETS
Restricted Cash	$6,271	$—
Total investments, at value (cost of $166,513 and $0, respectively)	165,445	226,997

Total assets	$171,716	$226,997

LIABILITIES
Asset-Backed Notes	$89,557	$129,300

Total liabilities	$89,557	$129,300

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Investment income:
Interest Income
Non-Control/Non-Affiliate investments	$121,302	$85,258	$69,552
Affiliate investments	2,369	2,345	—
Control investments	—	—	794

Total interest income	123,671	87,603	70,346

Fees
Non-Control/Non-Affiliate investments	16,016	9,897	9,400
Affiliate investments	26	20	14
Control investments	—	—	95

Total fees	16,042	9,917	9,509

Total investment income	139,713	97,520	79,855
Operating expenses:
Interest	30,334	19,835	13,252
Loan fees	4,807	3,917	2,635
General and administrative	9,354	8,108	7,992
Employee Compensation:
Compensation and benefits	16,179	13,326	13,260
Stock-based compensation	5,974	4,227	3,128

Total employee compensation	22,153	17,553	16,388

Total operating expenses	66,648	49,413	40,267

Net investment income	73,065	48,107	39,588
Net realized gain on investments
Non-Control/Non-Affiliate investments	14,836	3,168	2,741

Total net realized gain on investments	14,836	3,168	2,741

Net increase (decrease) in unrealized appreciation on investments
Non-Control/Non-Affiliate investments	12,370	(2,448)	(3,976)
Affiliate investments	(825)	(2,068)	3,425
Control investments	—	—	5,158

Total net unrealized appreciation (depreciation) on investments	11,545	(4,516)	4,607

Total net realized and unrealized gain (loss)	26,381	(1,348)	7,348

Net increase in net assets resulting from operations	$99,446	$46,759	$46,936

Net investment income before investment gains and losses per common share:
Basic	$1.22	$0.96	$0.91

Change in net assets per common share:
Basic	$1.67	$0.93	$1.08

Diluted	$1.63	$0.93	$1.07

Weighted average shares outstanding
Basic	58,838	49,068	42,988

Diluted	60,292	49,156	43,299

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation on Investments	Accumulated Realized Gains (Losses) on Investments	Undistributed net investment income/ (Distributions in excess of investment income)	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2010	43,444	$43	$477,549	$(8,038)	$(51,033)	$(5,648)	$(342)	$412,531
Net increase in net assets resulting from operations	—	—	—	4,607	2,741	39,588	—	46,936
Issuance of common stock	188	1	981	—	—	—	—	982
Issuance of common stock under restricted stock plan	140	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	167	—	1,649	—	—	—	—	1,649
Retired shares from net issuance	(86)	—	(952)	—	—	—	—	(952)
Issuance of the Convertible Senior Notes (see Note 4)	—	—	5,190	—	—	—	—	5,190
Dividends declared	—	—	—	—	—	(38,490)	—	(38,490)
Stock-based compensation	—	—	3,195	—	—	—	—	3,195
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(3,368)	—	5,250	(1,882)	—	—

Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041

Net increase in net assets resulting from operations	—	$—	$—	$(4,516)	$3,168	$48,107	$—	$46,759
Issuance of common stock	578	1	3,287	—	—	—	—	3,288
Issuance of common stock under restricted stock plan	505	—	—	—	—	—	—	—
Issuance of common stock as stock dividend.	219	—	2,305	—	—	—	—	2,305
Retired shares from net issuance	(330)	—	(4,625)	—	—	—	—	(4,625)
Public Offering	8,100	8	80,872	—	—	—	—	80,880
Dividends declared	—	—	—	—	—	(47,983)	—	(47,983)
Stock-based compensation	—	—	4,303	—	—	—	—	4,303
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(5,878)	—	2,958	2,920	—	—

Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968

Net increase in net assets resulting from operations	—	$—	$—	$11,545	$14,836	$73,065	$—	$99,446
Issuance of common stock	2,019	2	25,245	—	—	—	—	25,247
Issuance of common stock under restricted stock plan	423	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	159	—	2,201	—	—	—	—	2,201
Retired shares from net issuance	(1,739)	(2)	(27,990)	—	—	—	—	(27,992)
Public Offering	8,050	8	95,529	—	—	—	—	95,537
Dividends declared	—	—	—	—	—	(66,454)	—	(66,454)
Stock-based compensation	—	—	6,054	—	—	—	—	6,054
Tax Reclassification of stockholders’ equity in accordance with generally accepted accounting principles	—	—	(8,952)	—	6,840	2,112	—	—

Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	December 31,
	2013	2012	2011
Cash flows from operating activities:
Net increase in net assets resulting from operations	$99,446	$46,759	$46,936
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(487,558)	(507,098)	(445,066)
Principal payments received on investments	477,535	245,777	247,325
Proceeds from sale of investments	44,832	25,948	17,733
Net (increase) decrease in unrealized (appreciation) / depreciation on investments	(11,545)	4,516	(4,607)
Net realized gain on investments	(14,836)	(3,048)	(2,741)
Accretion of paid-in-kind principal	(3,103)	(1,400)	(1,943)
Accretion of loan discounts	(6,652)	(5,441)	(6,999)
Accretion of loan discount on Convertible Senior Notes	1,083	1,083	767
Accretion of loan exit fees	(9,251)	(3,986)	(94)
Change in deferred loan origination revenue	1,409	2,301	2,420
Unearned fees related to unfunded commitments	(3,087)	(1,900)	615
Amortization of debt fees and issuance costs	4,044	1,560	1,688
Depreciation	252	289	348
Stock-based compensation and amortization of restricted stock grants	6,054	4,303	3,195
Change in operating assets and liabilities:
Interest and fees receivable (payable)	672	(3,815)	(1,300)
Prepaid expenses and other assets	2,488	(988)	318
Accounts payable	54	279	(563)
Accrued liabilities	1,757	926	2,443

Net cash provided by (used in) operating activities	103,594	(193,935)	(139,525)

Cash flows from investing activities:
Purchases of capital equipment	(311)	(87)	(189)
Investment in restricted cash	(6,271)	—	—
Other long-term assets	—	—	(25)

Net cash used in investing activities	(6,582)	(87)	(214)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	92,376	79,647	30
Dividends paid	(64,252)	(45,678)	(36,843)
Issuance of Convertible Senior Notes	—	—	75,000
Issuance of 2019 Notes Payable	—	170,365	—
Issuance of Asset-Backed Notes	—	129,300	—
Repayments of Asset-Backed Notes	(39,743)	—	—
Borrowings of credit facilities	—	64,000	92,500
Repayments of credit facilities	—	(74,228)	(27,313)
Cash paid for debt issuance costs	—	(10,864)	(3,110)
Fees paid for credit facilities and debentures	(19)	—	(3,065)

Net cash provided by (used in) financing activities	(11,638)	312,542	97,199

Net increase (decrease) in cash and cash equivalents	85,374	118,520	(42,540)
Cash and cash equivalents at beginning of year	182,994	64,474	107,014

Cash and cash equivalents at end of year	$268,368	$182,994	$64,474

Supplemental disclosures:
Interest paid	$25,245	$18,928	$11,270
Income taxes paid	$85	$44	$66
Stock dividend	$2,201	$2,305	$1,649

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt
Biotechnology Tools
1-5 Years Maturity
Labcyte, Inc.(11)	Biotechnology Tools	Senior Secured	June 2016	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$4,270	$4,323	$4,289

Subtotal: 1-5 Years Maturity						4,323	4,289

Subtotal: Biotechnology Tools (0.66%)*						4,323	4,289

Energy Technology
Under 1 Year Maturity
American Superconductor Corporation(3)(11)	Energy Technology	Senior Secured	December 2014	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$4,615	4,991	4,991
Brightsource Energy, Inc.	Energy Technology	Senior Secured	January 2014	Interest rate Prime + 8.25% or Floor rate of 11.50%	$15,000	15,886	15,886
Enphase Energy, Inc.(11)	Energy Technology	Senior Secured	June 2014	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$1,315	1,358	1,358

Subtotal: Under 1 Year Maturity						22,236	22,236

1-5 Years Maturity
Agrivida, Inc.	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$6,000	5,887	5,770
American Superconductor Corporation(3)(11)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$10,000	9,801	9,801
APTwater, Inc	Energy Technology	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.75%	$18,085	17,874	17,874
BioAmber, Inc.(5)(10)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$25,000	25,298	25,798
Enphase Energy, Inc.(11)	Energy Technology	Senior Secured	August 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$7,400	7,422	7,314
Fluidic, Inc.	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,922	4,922
Fulcrum Bioenergy, Inc.(11)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$10,000	9,944	9,694
Glori Energy, Inc.(11)	Energy Technology	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,333	5,457	5,414
Polyera Corporation	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,809	5,797	5,686
SCIEnergy, Inc.(4)	Energy Technology	Senior Secured	September 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$4,448	4,596	4,685
Scifiniti (pka Integrated Photovoltaics, Inc.)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$1,463	1,443	1,429
Stion Corporation.(4)(6)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,571	4,005	4,096
TAS Energy, Inc.	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$15,000	15,277	15,421
	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$4,503	4,374	4,338

Total TAS Energy, Inc.						19,651	19,760
TPI Composites, Inc.	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$15,000	14,888	14,889

Subtotal: 1-5 Years Maturity						136,985	137,131

Subtotal: Energy Technology (24.52%)*(13)						159,221	159,367

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc.(11)	Communications & Networking	Senior Secured	July 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$10,029	$10,714	$10,814
Spring Mobile Solutions, Inc.	Communications & Networking	Senior Secured	November 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$20,000	19,682	19,875

Subtotal: 1-5 Years Maturity						30,396	30,690

Subtotal: Communications & Networking (4.72%)*						30,396	30,690

Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(3)(10)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$15,000	14,556	15,006
BIND Therapeutics, Inc.(3)	Drug Delivery	Senior Secured	September 2016	Interest rate Prime + 7.00% or Floor rate of 10.25%	$4,500	4,407	4,458
Celsion Corporation(3)	Drug Delivery	Senior Secured	June 2017	Interest rate Prime + 8.00% or Floor rate of 11.25%	$5,000	4,897	4,897
Dance Biopharm, Inc.	Drug Delivery	Senior Secured	August 2017	Interest rate PRIME + 7.4% or Floor rate of 10.65%	$1,000	974	974
Intelliject, Inc.(11)	Drug Delivery	Senior Secured	June 2016	Interest rate PRIME + 5.75% or Floor rate of 11.00%	$15,000	15,150	15,450
NuPathe, Inc.(3)	Drug Delivery	Senior Secured	May 2016	Interest rate Prime - 3.25% or Floor rate of 9.85%	$5,749	5,629	5,744
Revance Therapeutics, Inc.	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$9,798	10,032	9,943
	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$980	1,011	994
Total Revance Therapeutics, Inc.						11,043	10,937

Subtotal: 1-5 Years Maturity						56,655	57,466

Subtotal: Drug Delivery (8.84%)*						56,655	57,466

Drug Discovery & Development
1-5 Years Maturity
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Senior Secured	April 2016	Interest rate Prime + 2.75% or Floor rate of 8.50%	$5,000	4,956	4,892
Anacor Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Secured	July 2017	Interst rate PRIME + 6.40% or Floor rate of 11.65%	$30,000	29,083	29,810
Aveo Pharmaceuticals, Inc.(3)(10)(11)	Drug Discovery & Development	Senior Secured	September 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$19,396	19,396	19,590
Cell Therapeutics, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate Prime + 9.00% or Floor rate of 12.25%	$15,000	14,750	15,200
Cempra, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$15,000	14,795	14,550
Cleveland BioLabs, Inc.(3)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate PRIME + 6.20% or Floor rate of 10.45%	$6,000	5,909	5,909
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$15,091	14,933	14,649
Coronado Biosciences, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	March 2016	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$13,654	13,720	13,449
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Secured	January 2015	Interest rate PRIME + 4.40% or Floor rate of 10.15%	$5,026	4,991	4,981
Insmed, Incorporated(11)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$20,000	19,708	19,535
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Secured	November 2016	Interest rate PRIME + 5.30% or Floor rate of 10.55%	$40,000	40,314	39,455
Neuralstem, Inc.(3)	Drug Discovery & Development	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$8,000	7,874	8,035

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Secured	N/A	Interest rate Fixed 10.00%	$36	$36	$—
	Drug Discovery & Development	Senior Secured	N/A	Interest rate Fixed 10.00%	$45	45	—
	Drug Discovery & Development	Senior Secured	N/A	N/A	$28	28	—

Total Paratek Pharmaceuticals, Inc.					$109	109	—
uniQure B.V.(5)(10)(11)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$10,000	9,695	9,818

Subtotal: 1-5 Years Maturity						200,232	199,872

Subtotal: Drug Discovery & Development (30.75%)*						200,232	199,872

Electronics & Computer Hardware
1-5 Years Maturity
Clustrix, Inc.	Electronics & Computer Hardware	Senior Secured	December 2015	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$524	526	526
Identive Group, Inc.(3)(11)	Electronics & Computer Hardware	Senior Secured	November 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,938	5,696	5,755
OCZ Technology Group, Inc.	Electronics & Computer Hardware	Senior Secured	April 2016	Interest rate Prime + 8.75% or Floor rate of 12.50%, PIK Interest 3.00%	$1,221	1,221	1,221
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate Prime + 12.75% or Floor rate of 16.00%, PIK Interest 4.00%	$2,046	1,958	1,458

Subtotal: 1-5 Years Maturity						9,400	8,959

Subtotal: Electronics & Computer Hardware (1.38%)*						9,400	8,959

Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC	Healthcare Services, Other	Senior Secured	December 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$3,000	2,979	2,979
MDEverywhere, Inc.	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$2,000	1,875	1,907
Orion Healthcorp, Inc.	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 10.50% or Floor rate of 12.00%, PIK Interest 3.00%	$6,591	6,467	6,413
	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$9,000	8,838	8,445
	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$500	465	461

Total Orion Healthcorp, Inc.					$16,091	15,769	15,318
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Secured	January 2015	Interest rate LIBOR + 9.00% or Floor rate of 11.50%	$1,946	2,017	1,988
	Healthcare Services, Other	Senior Secured	January 2015	Interest rate LIBOR + 11.00% or Floor rate of 14.00%, PIK interest 3.75%	$6,836	6,867	6,833

Total Pacific Child & Family Associates, LLC					$8,782	8,884	8,822

Subtotal: 1-5 Years Maturity						29,508	29,025

Subtotal: Healthcare Services, Other (4.47%)*						29,508	29,025

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)

Information Services
1-5 Years Maturity
Eccentex Corporation(11)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$657	$658	$185
InXpo, Inc.	Information Services	Senior Secured	April 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,550	2,489	2,384
Jab Wireless, Inc.	Information Services	Senior Secured	November 2017	Interest rate Libor + 6.75% or Floor rate of 8.00%	$30,000	29,822	29,822
	Information Services	Senior Secured	November 2017	Interest rate Prime + 6.75% or Floor rate of 8.00%	$2,000	1,996	1,996

Total Jab Wireless, Inc.					$32,000	31,818	31,818
Womensforum.com(11)	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 7.50% or Floor rate of 10.25%, PIK Interest 2.00%	$4,607	4,536	4,127
	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$6,900	6,793	6,470
	Information Services	Senior Secured	April 2015	Interest rate LIBOR + 6.50% or Floor rate of 9.00%	$1,250	1,227	1,156

Total Womensforum.com					$12,757	12,556	11,754

Subtotal: 1-5 Years Maturity						47,521	46,140

Subtotal: Information Services (7.10%)*						47,521	46,140

Internet Consumer & Business Services
Under 1 Year Maturity
Gazelle, Inc.	Internet Consumer & Business Services	Senior Secured	October 2014	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$2,137	2,115	2,115
Tectura Corporation(8)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,467	3,566
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$10,777	10,777	5,943
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	310
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	2,757

Total Tectura Corporation					$22,807	22,806	12,576

Subtotal: Under 1 Year Maturity						24,921	14,691

1-5 Years Maturity
Blurb, Inc.	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$6,351	6,216	6,054
CashStar, Inc.	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate Prime + 6.25% or Floor rate 10.50%, PIK Interest 1.00%	$4,018	3,944	3,916
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate Libor + 12.5% or Floor rate 12.50%, PIK Interest 1.5%	$24,685	24,284	23,582
Gazelle, Inc.	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate Prime + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$12,365	12,283	12,128
Just Fabulous, Inc.	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,000	4,842	4,842

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
NetPlenish(8)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate FIXED 10.00%	$383	$375	$—
	Internet Consumer & Business Services	Senior Secured	April 2015	Interest rate FIXED 10.00%	$97	97	—

Total NetPlenish					$480	472	—
Reply! Inc.(11)	Internet Consumer & Business Services	Senior Secured	February 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 2.00%	$3,031	3,051	3,034
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate Prime + 6.88% or Floor rate of 10.13%, PIK Interest 2.00%	$9,169	9,086	9,169
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate Prime + 7.25% or Floor rate of 11.00%, PIK Interest 2.00%	$2,020	2,044	2,070

Total Reply! Inc.					$14,220	14,181	14,273
ShareThis, Inc.	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$14,578	14,160	14,160
VaultLogix, LLC	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$7,897	7,927	7,525
	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,949	7,898	7,397

Total VaultLogix, LLC					$15,847	15,826	14,923
WaveMarket, Inc.(11)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate Prime + 5.75% or Floor rate of 9.50%	$10,000	9,940	9,665

Subtotal: 1-5 Years Maturity						106,148	103,545

Subtotal: Internet Consumer & Business Services (18.19%)*						131,069	118,236

Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc.	Media/Content/Info	Senior Secured	December 2014	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,000	3,858	3,858

Subtotal: Under 1 Year Maturity						3,858	3,858

1-5 Years Maturity
Zoom Media Group, Inc.	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% and PIK + 3.75% or Floor rate of 10.50%	$4,288	4,122	4,071

Subtotal: 1-5 Years Maturity						4,122	4,071

Subtotal: Media/Content/Info (1.22%)*						7,981	7,929

Medical Devices & Equipment
Under 1 Year Maturity
Oraya Therapeutics, Inc.(9)(11)	Medical Devices & Equipment	Senior Secured	December 2014	Interest rate Fixed 7.00%	$500	500	500

Subtotal: Under 1 Year Maturity						500	500

1-5 Years Maturity
Baxano Surgical, Inc.(3)	Medical Devices & Equipment	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 12.5%	$7,500	7,222	7,222
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Senior Secured	April 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$10,000	9,732	9,732
InspireMD, Inc.(3)(5)(10)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$10,000	9,696	9,696
Medrobotics Corporation	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$4,561	4,489	4,454

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
NetBio, Inc.	Medical Devices & Equipment	Senior Secured	August 2017	Interest rate PRIME + 5.00% or Floor rate of 11.00%	$5,000	$4,788	$4,788
NinePoint Medical, Inc.	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$5,946	5,911	5,794
Oraya Therapeutics, Inc.(9)(11)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%	$7,064	6,980	7,162
SonaCare Medical, LLC (pka US HIFU, LLC)(11)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,667	5,754	5,818
United Orthopedic Group, Inc.	Medical Devices & Equipment	Senior Secured	July 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$25,000	24,647	25,166
ViewRay, Inc.	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$15,000	14,489	14,489

Subtotal: 1-5 Years Maturity						93,707	94,320

Subtotal: Medical Devices & Equipment (14.59%)*						94,206	94,819

Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$1,032	1,023	1,006
SiTime Corporation	Semiconductors	Senior Secured	September 2016	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,500	3,473	3,473

Subtotal: 1-5 Years Maturity						4,495	4,479

Subtotal: Semiconductors (0.69%)*						4,495	4,479

Software
Under 1 Year Maturity
Clickfox, Inc.	Software	Senior Secured	September 2014	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	1,979	1,979
StartApp, Inc.	Software	Senior Secured	December 2014	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$200	191	191
Touchcommerce, Inc.	Software	Senior Secured	December 2014	Interest rate Prime + 2.25% or Floor rate of 6.50%	$3,111	3,071	2,970

Subtotal: Under 1 Year Maturity						5,241	5,140

1-5 Years Maturity
Clickfox, Inc.	Software	Senior Secured	November 2015	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,842	5,530	5,530
Hillcrest Laboratories, Inc.	Software	Senior Secured	July 2015	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,660	2,630	2,604
Mobile Posse, Inc.	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$4,000	3,876	3,879
Neos Geosolutions, Inc.	Software	Senior Secured	May 2016	Interest rate Prime + 5.75% or Floor rate of 10.50%	$3,771	3,808	3,705
Sonian, Inc.	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,500	5,332	5,332
StartApp, Inc.	Software	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$2,500	2,507	2,498
Touchcommerce, Inc.	Software	Senior Secured	June 2017	Interest rate Prime + 6.00% or Floor rate of 10.25%	$5,000	4,688	4,767

Subtotal: 1-5 Years Maturity						28,372	28,315

Subtotal: Software (5.15%)*						33,613	33,455

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Specialty Pharmaceuticals
1-5 Years Maturity
Rockwell Medical, Inc.	Specialty Pharmaceuticals	Senior Secured	March 2017	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$20,000	$20,055	$20,055

Subtotal: 1-5 Years Maturity						20,055	20,055

Subtotal: Specialty Pharmaceuticals (3.09%)*						20,055	20,055

Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(11)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$7,250	7,207	7,207

Subtotal: 1-5 Years Maturity						7,207	7,207

Subtotal: Surgical Devices (1.11%)*						7,207	7,207

Total Debt (126.46%)*						835,882	821,988

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity
Biotechnology Tools
NuGEN Technologies, Inc.	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$687

Subtotal: Biotechnology Tools (0.11%)*					500	687

Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	157
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	3,621
Stoke, Inc.	Communications & Networking	Equity	Preferred Series E	152,905	500	224

Subtotal: Communications & Networking (0.62%)*					1,602	4,002

Consumer & Business Products
Caivis Acquisition Corporation	Consumer & Business Products	Equity	Common Stock	295,861	819	598
IPA Holdings, LLC	Consumer & Business Products	Equity	LLC Interest	500,000	500	676
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B	187,970	500	285

Subtotal: Consumer & Business Products (0.24%)*					1,819	1,559

Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	750

Subtotal: Diagnostic (0.12%)*					750	750

Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)	Drug Delivery	Equity	Common Stock	89,243	178	1,009
Merrion Pharmaceuticals, Plc(3)(5)(10)	Drug Delivery	Equity	Common Stock	20,000	9	—
NuPathe, Inc.(3)	Drug Delivery	Equity	Common Stock	50,000	146	164
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Equity	Common Stock	41,570	500	140

Subtotal: Drug Delivery (0.20%)*					833	1,313

Drug Discovery & Development
Acceleron Pharma, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	256,410	1,505	9,286
Aveo Pharmaceuticals, Inc.(3)(10)	Drug Discovery & Development	Equity	Common Stock	167,864	842	307
Dicerna Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Equity	Preferred Series B	20,107	503	228
	Drug Discovery & Development	Equity	Preferred Series C	142,858	1,000	1,055

Total Dicerna Pharmaceuticals, Inc.				162,965	1,503	1,283
Inotek Pharmaceuticals Corporation	Drug Discovery & Development	Equity	Common Stock	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	546,448	2,000	2,912
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Equity	Common Stock	85,450	5	—
	Drug Discovery & Development	Equity	Preferred Series H	244,158	1,000	—

Total Paratek Pharmaceuticals, Inc.				329,608	1,005	—

Subtotal: Drug Discovery & Development (2.12%)*					8,355	13,788

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Information Services
Buzznet, Inc.	Information Services	Equity	Preferred Series C	263,158	$250	$—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Equity	Common Stock	500,000	603	—

Subtotal: Information Services (0.00%)*					853	—

Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	444
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	8,121	92
Progress Financial	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	280
Trulia, Inc.(3)	Internet Consumer & Business Services	Equity	Common Stock	29,340	141	1,035

Subtotal: Internet Consumer & Business Services (0.27%)*					658	1,759

Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Equity	Preferred Series D	145,590	1,000	425

Subtotal: Media/Content/Info (0.07%)*					1,000	425

Medical Devices & Equipment
Gelesis, Inc.(6)	Medical Devices & Equipment	Equity	LLC Interest	2,024,092	925	466
Medrobotics Corporation	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	269
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	411
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	135
	Medical Devices & Equipment	Equity	Preferred Series D	41,352,489	3,945	4,006

Total Optiscan Biomedical, Corp.				49,465,365	7,600	4,552

Subtotal: Medical Devices & Equipment (0.81%)*					9,775	5,287

Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,607
	Software	Equity	Preferred Series D	635,513	508	1,088

Total Atrenta, Inc.				1,832,358	1,494	2,695
Box, Inc.	Software	Equity	Preferred Series C	390,625	500	7,031
	Software	Equity	Preferred Series D	158,133	500	2,846
	Software	Equity	Preferred Series D-1	124,511	1,000	2,241
	Software	Equity	Preferred Series D-2	220,751	2,001	3,974
	Software	Equity	Preferred Series E	38,183	500	687

Total Box, Inc.				932,203	4,501	16,779
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	94
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	849
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	337

Subtotal: Software (3.19%)*					6,751	20,754

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	$750	$—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—

Total QuatRx Pharmaceuticals Company				4,936,420	750	—

Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—

Surgical Devices
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series B	219,298	250	73
	Surgical Devices	Equity	Preferred Series C	656,538	282	123
	Surgical Devices	Equity	Preferred Series D	1,621,553	580	749

Total Gynesonics, Inc.				2,497,389	1,112	945
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	303
	Surgical Devices	Equity	Preferred Series C	119,999	300	212
	Surgical Devices	Equity	Preferred Series D	260,000	650	886

Total Transmedics, Inc.				468,960	2,050	1,401

Subtotal: Surgical Devices (0.36%)*					3,162	2,346

Total Equity (8.10%)*					36,808	52,670

Warrant

Biotechnology Tools
Labcyte, Inc.	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	65
NuGEN Technologies, Inc.	Biotechnology Tools	Warrant	Preferred Series B	234,659	78	234

Subtotal: Biotechnology Tools (0.05%)*					401	299

Energy Technology
Agrivida, Inc.	Energy Technology	Warrant	Preferred Series C	77,447	120	243
Alphabet Energy, Inc.	Energy Technology	Warrant	Preferred Series A	86,329	82	176
American Superconductor Corporation(3)	Energy Technology	Warrant	Common Stock	512,820	391	175
Brightsource Energy, Inc.	Energy Technology	Warrant	Preferred Series 1	175,000	780	214
Calera, Inc.	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.	Energy Technology	Warrant	Preferred Series B	437,500	308	475
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series C	59,665	102	138
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	275	210
Glori Energy, Inc.	Energy Technology	Warrant	Preferred Series C	145,932	165	50
GreatPoint Energy, Inc.	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation	Energy Technology	Warrant	Preferred Series C	161,575	69	44
Propel Fuels	Energy Technology	Warrant	Preferred Series C	3,200,000	211	233
SCIEnergy, Inc.	Energy Technology	Warrant	Preferred Series D	1,061,623	360	2
Scifiniti (pka Integrated Photovoltaics, Inc.)	Energy Technology	Warrant	Preferred Series B	390,000	82	68
Solexel, Inc.	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	278
Stion Corporation(6)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,378	1,627
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series F	428,571	299	756
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	120	172	376
Trilliant, Inc.	Energy Technology	Warrant	Preferred Series A	320,000	162	34

Subtotal: Energy Technology (0.78%)*(13)					7,179	5,099

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Communications & Networking
Intelepeer, Inc.	Communications & Networking	Warrant	Preferred Series C	117,958	$102	$112
OpenPeak, Inc.	Communications & Networking	Warrant	Preferred Series 2	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	41
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	368
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	98
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	417	661
Stoke, Inc.	Communications & Networking	Warrant	Preferred Series C	158,536	53	5
	Communications & Networking	Warrant	Preferred Series D	72,727	65	2

Total Stoke, Inc.				231,263	118	7

Subtotal: Communications & Networking (0.20%)*					994	1,287

Consumer & Business Products
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	1,027
IPA Holdings, LLC	Consumer & Business Products	Warrant	Common Stock	650,000	275	408
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A	99,286	24	1

Subtotal: Consumer & Business Products (0.22%)*					529	1,436

Diagnostic
Navidea Biopharmaceuticals, Inc. (pka Neoprode)(3)	Diagnostic	Warrant	Common Stock	333,333	244	152

Subtotal: Diagnostic (0.02%)*					244	152

Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)	Drug Delivery	Warrant	Common Stock	176,730	786	961
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	37,639	645	1
BIND Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	71,359	367	294
Celsion Corporation(3)	Drug Delivery	Warrant	Common Stock	97,493	227	249
Dance Biopharm, Inc.	Drug Delivery	Warrant	Preferred Series A	97,701	74	154
Intelliject, Inc.	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,115
NuPathe, Inc.(3)	Drug Delivery	Warrant	Common Stock	106,631	139	136
Revance Therapeutics, Inc.(12)	Drug Delivery	Warrant	Preferred Series E-5	802,675	557	330
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	61,452	87	3

Subtotal: Drug Delivery (0.50%)*					3,476	3,243

Drug Discovery & Development
Acceleron Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	11,611	39	294
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	31,750	129	73
Anthera Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	9
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	679,040	405	601
Cempra, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	138,797	458	728

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	$490	$500
Cleveland BioLabs, Inc(3)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	66
Concert Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Warrant	Preferred Series C	400,000	367	577
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	41
Dicerna Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
	Drug Discovery & Development	Warrant	Preferred Series A	21,000	237	38
	Drug Discovery & Development	Warrant	Preferred Series B	26,400	310	48

Total Dicerna Pharmaceuticals, Inc.				47,600	575	86
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,408	231	5
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	302,143	155	488
Neuralstem, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	648,798	295	1,045
Portola Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	68,702	153	683
uniQure B.V.(5)(10)(12)	Drug Discovery & Development	Warrant	Preferred Series A	185,873	218	313

Subtotal: Drug Discovery & Development (0.85%)*					4,746	5,509

Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	16
Identive Group, Inc.(3)	Electronics & Computer Hardware	Warrant	Common Stock	992,084	247	136
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Warrant	Preferred Series A	552,467	124	100

Subtotal: Electronics & Computer Hardware (0.04%)*					383	252

Healthcare Services, Other
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	55

Subtotal: Healthcare Services, Other (0.01%)*					94	55

Information Services
Buzznet, Inc.	Information Services	Warrant	Preferred Series B	19,962	9	—
Cha Cha Search, Inc.	Information Services	Warrant	Preferred Series G	48,232	57	10
InXpo, Inc.	Information Services	Warrant	Preferred Series C	648,400	98	45
	Information Services	Warrant	Preferred Series C-1	582,015	49	40

Total InXpo, Inc.				1,230,415	147	85
Jab Wireless, Inc.	Information Services	Warrant	Preferred Series A	266,567	265	330
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—

Subtotal: Information Services (0.07%)*					576	425

Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	218,684	299	169
	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	248

Total Blurb, Inc.				452,964	935	417

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
CashStar, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C-2	454,545	$102	$47
Gazelle, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	151,827	165	62
Invoke Solutions, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	53,084	39	—
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,456	589	1,057
Prism Education Group, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43
Progress Financial	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	76
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	93
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	546	241
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
WaveMarket, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B-1	1,083,779	105	85

Subtotal: Internet Consumer & Business Services (0.32%)*					2,973	2,078

Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Warrant	Preferred Series C	110,018	60	50
Glam Media, Inc.	Media/Content/Info	Warrant	Preferred Series D	407,457	482	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	275

Subtotal: Media/Content/Info (0.05%)*					890	325

Medical Devices & Equipment
Baxano Surgical, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	882,353	439	344
Gelesis, Inc.(6)	Medical Devices & Equipment	Warrant	LLC Interest	263,688	78	7
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	300,000	245	297
InspireMD, Inc.(3)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	167
Medrobotics Corporation	Medical Devices & Equipment	Warrant	Preferred Series D	424,008	343	184
	Medical Devices & Equipment	Warrant	Preferred Series E	34,199	27	23

Total Medrobotics Corporation				458,207	370	207
MELA Sciences, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	693,202	401	94
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	398
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	288
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—

Total Novasys Medical, Inc.				689,896	133	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Optiscan Biomedical, Corp.(6)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	$1,252	$232
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	95,498	66	23
	Medical Devices & Equipment	Warrant	Preferred Series C	716,948	677	134

Total Oraya Therapeutics, Inc.				812,446	743	157
SonaCare Medical, LLC (pka US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	409,704	188	201
United Orthopedic Group, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	423,076	608	785
ViewRay, Inc.	Medical Devices & Equipment	Warrant	Preferred Series C	312,500	333	331

Subtotal: Medical Devices & Equipment (0.54%)*					5,610	3,508

Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	194
SiTime Corporation	Semiconductors	Warrant	Preferred Series G	195,683	24	12

Subtotal: Semiconductors (0.03%)*					184	206

Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	121	330
Box, Inc.	Software	Warrant	Preferred Series B	271,070	72	4,701
	Software	Warrant	Preferred Series C	199,219	117	3,331
	Software	Warrant	Preferred Series D-1	62,255	194	625

Total Box, Inc.				532,544	383	8,657
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	187	—
Central Desktop, Inc.	Software	Warrant	Preferred Series B	522,769	108	187
Clickfox, Inc.	Software	Warrant	Preferred Series B	1,038,563	330	495
	Software	Warrant	Preferred Series C	592,019	730	363

Total Clickfox, Inc.				1,630,582	1,060	858
Daegis Inc. (pka Unify Corporation)(3)	Software	Warrant	Common Stock	718,860	1,433	83
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	82
Hillcrest Laboratories, Inc.	Software	Warrant	Preferred Series E	1,865,650	55	139
Mobile Posse, Inc.	Software	Warrant	Preferred Series C	396,430	130	129
Neos Geosolutions, Inc.	Software	Warrant	Preferred Series 3	221,150	22	—
Sonian, Inc.	Software	Warrant	Preferred Series C	185,949	106	105
SugarSync, Inc.	Software	Warrant	Preferred Series CC	332,726	78	48
	Software	Warrant	Preferred Series DD	107,526	34	16

Total Sugarsync, Inc.				440,252	112	64
Touchcommerce, Inc.	Software	Warrant	Preferred Series E	992,595	251	248
White Sky, Inc.	Software	Warrant	Preferred Series B-2	124,295	54	4
WildTangent, Inc.	Software	Warrant	Preferred Series 3	100,000	238	123

Subtotal: Software (1.69%)*					4,301	11,009

Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—

Subtotal: Specialty Pharmaceuticals (0.00%)*					307	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Warrant	Preferred Series C	180,480	$74	$27
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	383

Total Gynesonics, Inc.				1,756,445	394	410
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	9
	Surgical Devices	Warrant	Preferred Series D	175,000	100	335

Total Transmedics, Inc.				215,436	325	344

Subtotal: Surgical Devices (0.12%)*					719	754

Total Warrants (5.48%)*					33,606	35,637

Total Investments (140.04%)*					$906,297	$910,295

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $48.8 million, $44.5 million and $4.3 million respectively. The tax cost of investments is $906.2 million
(3)	Except for warrants in twenty-five publicly traded companies and common stock in nine publicly traded companies, all investments are restricted at December 31, 2013 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners at least 25% but not more than 50% of the voting securities of the company
(8)	Debt is on non-accrual status at December 31, 2013, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Subsequent to December 31, 2013, this company completed an initial public offering. Note that the December 31, 2013 fair value does not reflect any potential impact of the conversion of our preferred shares to common shares which may include reverse split associated with the offering.
(13)	In our quarterly and annual reports filed with the commission prior to this Annual Report on Form 10-K, we referred to this industry sector as “Clean Tech.”

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Debt
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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Bridgewave Communications	Communications & Networking	Senior Debt Matures March 2016 Interest rate Prime + 8.75% or Floor rate of 12.00%	$7,500	$7,003	$4,896
OpenPeak, Inc.	Communications & Networking	Senior Debt (11) Matures July 2015 Interest rate Prime + 8.75% or Floor rate of 12.00%	$15,000	15,008	15,158
PeerApp, Inc.(4)	Communications & Networking	Senior Debt Matures April 2013 Interest rate Prime + 7.50% or Floor rate of 11.50%	$501	588	588
PointOne, Inc.	Communications & Networking	Senior Debt Matures April 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$7,000	6,880	6,772
		Senior Debt Matures September 2015 Interest rate Libor + 11.00% or Floor rate of 13.50%	$347	343	333
		Senior Debt Matures December 2016 Interest rate Libor + 11.00% or Floor rate of 13.50%	$3,594	3,594	3,400

Total PointOne, Inc.				10,817	10,505

Total Debt Communications & Networking (6.04%)*				33,416	31,147

Clustrix, Inc.	Electronics & Computer Hardware	Senior Debt Matures December 2015 Interest rate Prime + 6.50% or Floor rate of 9.75%	$235	227	227
Identive Group, Inc.	Electronics & Computer Hardware	Senior Debt Matures November 2015 Interest rate Prime + 7.75% or Floor rate 11.00%	$7,500	7,447	7,447

Total Debt Electronics & Computer Hardware (1.49%)				7,674	7,674

Box, Inc.(4)	Software	Senior Debt Matures March 2016 Interest rate Prime + 3.75% or Floor rate of 7.50%	$10,000	9,910	9,353
		Senior Debt Matures July 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$1,018	1,075	1,060
		Senior Debt(11) Matures July 2016 Interest rate Prime + 5.13% or Floor rate of 8.88%	$20,000	20,138	19,274

Total Box, Inc.				31,123	29,687

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
BIND Biosciences, Inc.	Drug Delivery	Senior Debt Matures July 2014 Interest rate Prime + 7.45% or Floor rate of 10.70%	$3,326	$3,320	$3,387
Intelliject, Inc.	Drug Delivery	Senior Debt(11) Matures June 2016 Interest rate Prime + 5.75% or Floor rate of 11.00%	$15,000	14,615	15,065
Nupathe, Inc.(3)	Drug Delivery	Senior Debt Matures May 2016 Interest rate Prime - 3.25% or Floor rate of 9.85%	$8,500	8,166	8,166
Revance Therapeutics, Inc.	Drug Delivery	Senior Debt Matures March 2015 Interest rate Prime + 6.60% or Floor rate of 9.85%	$18,446	18,330	18,263

Total Debt Drug Delivery (13.59%)*				69,920	70,131

Ahhha, Inc.(8)	Internet Consumer & Business Services	Senior Debt Matures January 2015 Interest rate Fixed 12.00%	$350	347	—
Blurb, Inc.	Internet Consumer & Business Services	Senior Debt Matures December 2015 Interest rate Prime + 5.25% or Floor rate 8.50%	$8,000	7,708	7,429
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Debt Matures March 2016 Interest rate Fixed 12.50%, PIK Interest 1.50%	$27,500	26,976	26,976
Just.Me, Inc.	Internet Consumer & Business Services	Senior Debt Matures June 2015 Interest rate Prime + 2.50% or Floor rate 5.75%	$750	732	680
		Senior Debt Matures June 2015 Interest rate Prime + 5.00% or Floor rate 8.25%	$750	727	704

Total Just.Me, Inc.				1,459	1,384
Loku, Inc.	Internet Consumer & Business Services	Senior Debt(9) Matures June 2013 Interest rate Fixed 6.00%	$100	100	100
NetPlenish, Inc.	Internet Consumer & Business Services	Senior Debt Matures April 2015 Interest rate Fixed 10.00%	$500	490	452
Reply! Inc.	Internet Consumer & Business Services	Senior Debt(11) Matures September 2015 Interest rate Prime + 6.875% or Floor rate of 10.125%	$11,749	11,624	11,337
		Senior Debt(11) Matures September 2015 Interest rate Prime + 7.25% or Floor rate of 11.00%	$2,000	1,946	1,971

Total Reply! Inc.				13,570	13,308

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Second Rotation, Inc.	Internet Consumer & Business Services	Senior Debt Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25%, PIK Interest 2.50%	$5,843	$5,860	$5,880
		Senior Debt Matures August 2015 Interest rate Prime + 6.50% or Floor rate of 10.25%, PIK Interest 1.50%	$1,947	1,888	1,909
		Revolving Line of Credit Matures January 2013 Interest rate Fixed 10.50%, PIK Interest 0.25%	$327	313	313

Total Second Rotation, Inc.				8,061	8,102
ShareThis, Inc.	Internet Consumer & Business Services	Senior Debt Matures June 2016 Interest rate Prime + 7.50% or Floor rate of 10.75%	$15,000	14,268	14,268
Tectura Corporation	Internet Consumer & Business Services	Revolving Line of Credit Matures July 2013 Interest rate Libor + 8.00% or Floor rate of 11.00%	$16,340	17,850	17,797
		Senior Debt Matures December 2014 Interest rate Libor + 10.00% or Floor rate of 13.00%	$6,978	6,908	6,827
		Senior Debt Matures April 2013 Interest rate Libor + 10.00% or Floor rate of 13.00%	$1,390	1,325	1,325

Total Tectura Corporation				26,083	25,949
Trulia, Inc.(3)	Internet Consumer & Business Services	Senior Debt(11) Matures September 2015 Interest rate Prime + 2.75% or Floor rate of 6.00%	$5,000	4,921	4,729
		Senior Debt(11) Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 8.75%	$5,000	4,920	4,547

Total Trulia, Inc.				9,841	9,276
Vaultlogix, Inc.	Internet Consumer & Business Services	Senior Debt Matures September 2016 Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,500	7,681	7,721
		Senior Debt Matures September 2015 Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$10,253	10,190	9,854

Total Vaultlogix, Inc.				17,871	17,575

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Votizen, Inc.	Internet Consumer & Business Services	Senior Debt(9) Matures February 2013 Interest rate Fixed 5.00%	$100	$100	$6
Wavemarket, Inc.	Internet Consumer & Business Services	Senior Debt(11) Matures September 2015 Interest rate Prime + 5.75% or Floor rate of 9.50%	$10,000	9,840	9,444

Total Debt Internet Consumer & Business Services (26.02%)*				136,714	134,269

Cha Cha Search, Inc.	Information Services	Senior Debt Matures February 2015 Interest rate Prime + 6.25% or Floor rate of 9.50%	$2,641	2,604	2,522
Eccentex Corporation	Information Services	Senior Debt(11) Matures May 2015 Interest rate Prime + 7.00% or Floor rate of 10.25%	$1,000	977	965
InXpo, Inc.	Information Services	Senior Debt Matures March 2014 Interest rate Prime + 7.50% or Floor rate of 10.75%	$2,550	2,466	2,434
Jab Wireless, Inc.	Information Services	Senior Debt Matures November 2017 Interest rate Prime + 6.75% or Floor rate of 8.00%	$30,000	29,852	29,850
RichRelevance, Inc.	Information Services	Senior Debt Matures January 2015 Interest rate Prime + 3.25% or Floor rate of 7.50%	$4,245	4,210	4,068
Womensforum.com, Inc.	Information Services	Senior Debt(11) Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$8,000	7,838	7,838
		Senior Debt(11) Matures October 2016 Interest rate LIBOR + 7.50% or Floor rate of 10.25%	$4,500	4,422	4,422

Total Womensforum.com, Inc.				12,260	12,260

Total Debt Information Services (10.10%)*				52,369	52,099

Gynesonics, Inc.	Medical Device & Equipment	Senior Debt Matures October 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$3,912	3,975	4,014
		Senior Debt Matures February 2013 Interest rate Fixed 8.00%	$253	247	247
		Senior Debt Matures September 2013 Interest rate Fixed 8.00%	$36	30	30

Total Gynesonics, Inc.				4,252	4,291

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Lanx, Inc.	Medical Device & Equipment	Senior Debt Matures October 2016 Interest rate Prime + 6.50% or Floor rate of 10.25%	$15,000	$14,428	$14,428
		Revolving Line of Credit Matures October 2015 Interest rate Prime + 5.25% or Floor rate of 9.00%	$5,500	5,300	5,300

Total Lanx, Inc.				19,728	19,728
Novasys Medical, Inc.	Medical Device & Equipment	Senior Debt(9) Matures January 2013 Interest rate Fixed 8.00%	$65	65	65
		Senior Debt(9) Matures August 2013 Interest rate Fixed 8.00%	$22	20	20

Total Novasys Medical, Inc.				85	85
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Senior Debt Matures December 2013 Interest rate Prime + 8.20% or Floor rate of 11.45%	$8,260	8,915	9,080
		Senior Debt(9) Matures April 2013 Interest rate Fixed 8.00%	$288	288	288
		Senior Debt(9) Matures September 2013 Interest rate Fixed 8.00%	$123	123	123

Total Optiscan Biomedical, Corp.				9,326	9,491
Oraya Therapeutics, Inc.	Medical Device & Equipment	Senior Debt(9) Matures December 2013 Interest rate Fixed 7.00%	$500	500	500
		Senior Debt(11) Matures September 2015 Interest rate Prime + 5.50% or Floor rate of 10.25%	$10,000	9,798	10,079

Total Oraya Therapeutics, Inc.				10,298	10,579

USHIFU, LLC	Medical Device & Equipment	Senior Debt(11) Matures April 2016 Interest rate Prime + 7.75% or Floor rate of 11.00%	$6,000	5,856	5,856

Total Debt Medical Device & Equipment (9.69%)*				49,545	50,030

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Senior Debt Matures December 2014 Interest rate Prime + 6.75% or Floor rate of 10.00%	$5,741	5,691	5,752
Tethys Bioscience Inc.	Diagnostic	Senior Debt(11) Matures December 2015 Interest rate Prime + 8.40% or Floor rate of 11.65%	$10,000	9,940	10,026

Total Debt Diagnostic (3.06%)*				15,631	15,778

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Labcyte, Inc.	Biotechnology Tools	Senior Debt Matures May 2013 Interest rate Prime + 8.60% or Floor rate of 11.85%	$761	$834	$834
		Senior Debt(11) Matures June 2016 Interest rate Prime + 6.70% or Floor rate of 9.95%	$5,000	4,890	4,995

Total Labcyte, Inc.				5,724	5,829

Total Debt Biotechnology Tools (1.13%)*				5,724	5,829

MedCall, LLC	Healthcare Services, Other	Senior Debt Matures January 2016 Interest rate 7.79% or Floor rate of 9.50%	$4,908	4,844	4,695
		Senior Debt Matures January 2016 Interest rate LIBOR +8.00% or Floor rate of 10.00%	$4,037	3,972	3,871

Total MedCall, LLC				8,816	8,566
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Debt Matures January 2015 Interest rate LIBOR + 9.00% or Floor rate of 11.50%	$3,661	3,713	3,713
		Revolving Line of Credit Matures January 2015 Interest rate LIBOR + 7.50% or Floor rate of 10.00%	$1,500	1,490	1,490
		Senior Debt Matures January 2015 Interest rate LIBOR + 11.50% or Floor rate of 14.00%, PIK interest 3.75%	$5,900	6,562	6,562

Total Pacific Child & Family Associates, LLC				11,765	11,765
ScriptSave (Medical Security Card Company, LLC)	Healthcare Services, Other	Senior Debt Matures Febuary 2016 Interest rate LIBOR + 8.75% or Floor rate of 11.25%	$16,375	16,168	16,150

Total Debt Health Services, Other (7.07%)*				36,749	36,481

Entrigue Surgical, Inc.	Surgical Devices	Senior Debt Matures December 2014 Interest rate Prime + 5.90% or Floor rate of 9.65%	$2,463	2,431	2,427
Transmedics, Inc.	Surgical Devices	Senior Debt(11) Matures November 2015 Interest rate Fixed 12.95%	$7,250	7,464	7,464

Total Debt Surgical Devices (1.92%)*				9,895	9,891

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Westwood One Communications	Media/ Content/ Info	Senior Debt Matures October 2016 Interest rate LIBOR + 6.50% or Floor rate of 8.00%	$20,475	$18,994	$17,575
Women’s Marketing, Inc.	Media/Content/ Info	Senior Debt Matures May 2016 Interest rate Libor + 9.50% or Floor rate of 12.00%, PIK interest 3.00%	$9,681	10,002	10,002
		Senior Debt(11) Matures November 2015 Interest rate Libor + 7.50% or Floor rate of 10.00%	$16,362	16,105	15,787

Total Women’s Marketing, Inc.				26,107	25,789
Zoom Media Corporation	Media/Content/ Info	Senior Debt Matures December 2015 Interest rate Prime + 7.25% or Floor rate of 10.50%, PIK 3.75%	$5,000	4,657	4,657
	Media/Content/ Info	Revolving Line of Credit Matures December 2014 Interest rate Prime + 5.25% or Floor rate of 8.50%	$3,000	2,700	2,700

Total Zoom Media Corporation				7,357	7,357

Total Debt Media/Content/Info (9.83%)*				52,458	50,721

Alphabet Energy, Inc.	Energy Technology	Senior Debt Matures February 2015 Interest rate Prime + 5.75% or Floor rate of 9.00%	$1,614	1,531	1,531
American Supercondutor Corporation(3)	Energy Technology	Senior Debt(11) Matures December 2014 Interest rate Prime + 7.25% or Floor rate of 11.00%	$9,231	9,161	9,438
BrightSource Energy, Inc.	Energy Technology	Revolving Line of Credit Matures January 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$35,000	34,870	34,870
Comverge, Inc.	Energy Technology	Senior Debt Matures November 2017 Interest rate LIBOR + 8.00% or Floor rate of 9.50%	$20,000	19,577	19,577
	Energy Technology	Senior Debt Matures November 2017 Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$14,000	13,704	13,704

Total Comverge, Inc.				33,281	33,281
Enphase Energy, Inc.(3)	Energy Technology	Senior Debt(11) Matures June 2014 Interest rate Prime + 5.75% or Floor rate of 9.00%	$3,758	3,739	3,716
	Energy Technology	Senior Debt Matures August 2016 Interest rate Prime + 8.25% or Floor rate of 11.50%	$7,400	7,321	7,321

Total Enphase Energy, Inc.				11,060	11,037

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Principal Amount	Cost(2)	Value(3)
Glori Energy, Inc.	Energy Technology	Senior Debt(11) Matures June 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$8,000	$7,832	$7,988
Integrated Photovoltaics, Inc.	Energy Technology	Senior Debt Matures February 2015 Interest rate Prime + 7.38% or Floor rate of 10.63%	$2,572	2,494	2,508
Polyera Corporation	Energy Technology	Senior Debt Matures June 2016 Interest rate Prime + 6.75% or Floor rate of 10.00%	$3,000	2,952	2,952
Redwood Systems, Inc.	Energy Technology	Senior Debt Matures February 2016 Interest rate Prime + 6.50% or Floor rate of 9.75%	$5,000	4,965	4,965
SCIenergy, Inc.(4)	Energy Technology	Senior Debt Matures September 2015 Interest rate Prime + 8.75% or Floor rate 12.00%	$5,296	5,103	5,262
Solexel, Inc.	Energy Technology	Senior Debt Matures June 2013 Interest rate Prime + 8.25% or Floor rate of 11.50%	$2,884	2,877	2,877
		Senior Debt Matures June 2013 Interest rate Prime + 7.25% or Floor rate of 10.50%	$331	330	330

Total Solexel, Inc.				3,207	3,207
Stion Corporation(4)	Energy Technology	Senior Debt Matures February 2015 Interest rate Prime + 6.75% or Floor rate of 10.00%	$7,519	7,483	7,545

Total Debt Energy Technology (24.14%)*(12)				123,938	124,584

Total Debt (160.38%)				833,228	827,540

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant
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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Ping Identity Corporation	Communications & Networking	Preferred Stock Warrants	Series B	1,136,277	$52	$112
UPH Holdings, Inc.	Communications & Networking	Common Stock Warrants		145,877	131	52
Purcell Systems, Inc.	Communications & Networking	Preferred Stock Warrants	Series B	110,000	123	62
Stoke, Inc.	Communications & Networking	Preferred Stock Warrants	Series C	158,536	53	135
		Preferred Stock Warrants	Series D	72,727	65	57

Total Stoke, Inc.				231,263	118	192

Total Warrants Communications & Networking (0.20%)*					1,677	1,039

Atrenta, Inc.	Software	Preferred Stock Warrants	Series D	392,670	121	322
Box, Inc.(4)	Software	Preferred Stock Warrants	Series C	271,070	117	2,235
		Preferred Stock Warrants	Series B	199,219	73	3,242
		Preferred Stock Warrants	Series D-1	62,255	194	566

Total Box, Inc.				532,544	384	6,043
Braxton Technologies, LLC.	Software	Preferred Stock Warrants	Series A	168,750	188	—
Central Desktop, Inc.	Software	Preferred Stock Warrants	Series B	522,823	108	166
Clickfox, Inc.	Software	Preferred Stock Warrants	Series B	1,038,563	329	332
		Preferred Stock Warrants	Series C	592,019	730	213

Total Clickfox, Inc.				1,630,582	1,059	545
Daegis Inc. (pka Unify Corporation)(3)	Software	Common Stock Warrants		718,860	1,434	75
Endplay, Inc.	Software	Preferred Stock Warrants	Series B	180,000	67	39
Forescout Technologies, Inc.	Software	Preferred Stock Warrants	Series D	399,687	99	202
HighRoads, Inc.	Software	Preferred Stock Warrants	Series B	190,176	44	9
Hillcrest Laboratories, Inc.	Software	Preferred Stock Warrants	Series E	1,865,650	55	70
JackBe Corporation	Software	Preferred Stock Warrants	Series C	180,000	73	54
Kxen, Inc.(4)	Software	Preferred Stock Warrants	Series D	184,614	47	13
Rockyou, Inc.	Software	Preferred Stock Warrants	Series B	41,266	117	—
SugarSync Inc.	Software	Preferred Stock Warrants	Series CC	332,726	78	123
		Preferred Stock Warrants	Series DD	107,526	34	30

Total SugarSync Inc.				440,252	112	153
Tada Innovations, Inc.	Software	Preferred Stock Warrants	Series A	20,833	25	—
White Sky, Inc.	Software	Preferred Stock Warrants	Series B-2	124,295	54	3
WildTangent, Inc.	Software	Preferred Stock Warrants	Series 3A	100,000	238	82

Total Warrants Software (1.51%)*					4,225	7,776

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Clustrix, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series B	49,732	$12	$13
Luminus Devices, Inc.	Electronics & Computer Hardware	Common Stock Warrants		26,386	600	—
Shocking Technologies, Inc.	Electronics & Computer Hardware	Preferred Stock Warrants	Series A-1	181,818	63	106

Total Warrant Electronics & Computer Hardware (0.02%)*					675	119

Althea Technologies, Inc.	Specialty Pharmaceuticals	Preferred Stock Warrants	Series D	502,273	309	889
Pacira Pharmaceuticals, Inc.(3)	Specialty Pharmaceuticals	Common Stock Warrants		178,987	1,086	1,263
Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock Warrants	Series E	340,534	528	—

Total Warrants Specialty Pharmaceuticals (0.42%)*					1,923	2,152

IPA Holdings, LLC	Consumer & Business Products	Common Stock Warrants		650,000	275	485
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series A	99,286	24	84
Seven Networks, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series C	1,821,429	174	130
ShareThis, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series B	535,905	547	543
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock Warrants		211,765	252	2,023
Wavemarket, Inc.	Consumer & Business Products	Preferred Stock Warrants	Series E	1,083,333	106	61

Total Warrant Consumer & Business Products (0.64%)*					1,378	3,326

Achronix Semiconductor Corporation	Semiconductors	Preferred Stock Warrants	Series D	360,000	160	84
Enpirion, Inc.	Semiconductors	Preferred Stock Warrants	Series D	239,872	157	—
iWatt, Inc.	Semiconductors	Preferred Stock Warrants	Series C	558,748	45	14
		Preferred Stock Warrants	Series D	1,954,762	583	289

Total iWatt, Inc.				2,513,510	628	303
Kovio Inc.	Semiconductors	Preferred Stock Warrants	Series B	319,352	92	—
Quartics, Inc.	Semiconductors	Preferred Stock Warrants	Series C	69,139	53	—

Total Warrants Semiconductors (0.08%)*					1,090	387

AcelRX Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		274,508	356	406
ADMA Biologics, Inc.	Drug Delivery	Common Stock Warrants		25,000	129	128
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		37,639	645	8
BIND Biosciences, Inc.	Drug Delivery	Preferred Stock Warrants	Series C-1	150,000	291	446
Intelliject, Inc.	Drug Delivery	Preferred Stock Warrants	Series B	82,500	594	574
NuPathe, Inc.(3)	Drug Delivery	Common Stock Warrants		106,631	139	165
Revance Therapeutics, Inc.	Drug Delivery	Preferred Stock Warrants	Series D	269,663	557	618
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock Warrants		61,452	87	44

Total Warrant Drug Delivery (0.46%)*					2,798	2,389

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Blurb, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	439,336	$323	$347
		Preferred Stock Warrants	Series C	234,280	636	218

Total Blurb, Inc.				673,616	959	565
Invoke Solutions, Inc.	Internet Consumer & Business Services	Common Stock Warrants		53,084	38	—
Just.Me	Internet Consumer & Business Services	Preferred Stock Warrants	Series A	102,299	20	20
Prism Education Group, Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	200,000	43	—
Reply! Inc.	Internet Consumer & Business Services	Preferred Stock Warrants	Series B	137,225	320	802
Second Rotation	Internet Consumer & Business Services	Preferred Stock Warrants	Series D	105,819	105	113
Tectura Corporation	Internet Consumer & Business Services	Preferred Stock Warrants	Series B-1	253,378	51	12
Trulia, Inc.(3)	Internet Consumer & Business Services	Common Stock Warrants		56,053	188	368

Total Warrants Internet Consumer & Business Services (0.37%)*					1,724	1,880

Buzznet, Inc.	Information Services	Preferred Stock Warrants	Series B	19,962	9	—
Cha Cha Search, Inc.	Information Services	Preferred Stock Warrants	Series F	48,232	58	5
Eccentex Corporation	Information Services	Preferred Stock Warrants	Series A	408,719	31	3
Intelligent Beauty, Inc.	Information Services	Preferred Stock Warrants	Series B	190,234	230	579
InXpo, Inc.	Information Services	Preferred Stock Warrants	Series C	648,400	98	43
	Information Services	Preferred Stock Warrants	Series C-1	267,049	25	24

Total InXpo, Inc.				915,449	123	67
Jab Wireless, Inc.	Information Services	Preferred Stock Warrants	Series A	266,567	265	420
RichRelevance, Inc.	Information Services	Preferred Stock Warrants	Series D	112,749	98	28
Solutionary, Inc.	Information Services	Preferred Stock Warrants	Series A-2	111,311	96	5

Total Warrants Information Services (0.22%)*					910	1,107

EKOS Corporation	Medical Device & Equipment	Preferred Stock Warrants	Series C	4,448,135	327	—
Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	263,688	78	95
Lanx, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	1,203,369	441	445
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series D	580,447	131	—
		Common Stock Warrants		109,449	2	—

Total Novasys Medial, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock Warrants	Series D	6,206,187	1,069	151
Oraya Therapeutics, Inc.	Medical Device & Equipment	Preferred Stock Warrants	Series C	716,948	676	314
		Common Stock Warrants		95,498	66	62

Total Oraya Therapeutics, Inc.				812,446	742	376

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
USHIFU, LLC	Medical Device & Equipment	Preferred Stock Warrants	Series G	141,388	$188	$188

Total Warrants Medical Device & Equipment (0.24%)*					2,978	1,255

Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)	Diagnostic	Common Stock Warrants		333,333	244	360
Tethys Bioscience, Inc.	Diagnostic	Preferred Stock Warrants	Series E	617,683	148	169

Total Warrants Diagnostic (0.10%)*					392	529
Labcyte, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series C	1,127,624	323	247
NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock Warrants	Series B	204,545	45	161
		Preferred Stock Warrants	Series C	30,114	33	8

Total NuGEN Technologies, Inc.				234,659	78	169

Total Warrants Biotechnology Tools (0.08%)*					401	416
Entrigue Surgical, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	62,500	87	2
Transmedics, Inc.	Surgical Devices	Preferred Stock Warrants	Series B	40,436	225	—
		Preferred Stock Warrants	Series D	175,000	100	100

Total Transmedics, Inc.					325	100
Gynesonics, Inc.	Surgical Devices	Preferred Stock Warrants	Series A	123,457	18	7
		Preferred Stock Warrants	Series C	1,474,261	387	298

Total Gynesonics, Inc.				1,597,718	405	305

Total Warrants Surgical Devices (0.08%)*					817	407

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock Warrants	Series C	110,018	60	55
Glam Media, Inc.	Media/Content/ Info	Preferred Stock Warrants	Series D	407,457	482	—
Zoom Media Group, Inc.	Media/Content/ Info	Preferred Stock Warrants	n/a	1,204	348	346

Total Warrants Media/Content/Info (0.08%)*					890	401

Alphabet Energy, Inc.	Energy Technology	Preferred Stock Warrants	Series A	79,083	68	148
American Supercondutor Corporation(3)	Energy Technology	Common Stock Warrants		139,275	244	122
BrightSource Energy, Inc.	Energy Technology	Preferred Stock Warrants	Series D	58,333	675	248
Calera, Inc.	Energy Technology	Preferred Stock Warrants	Series C	44,529	513	—
EcoMotors, Inc.	Energy Technology	Preferred Stock Warrants	Series B	437,500	308	435
Enphase Energy, Inc.(3)	Energy Technology	Common Stock Warrants		37,500	102	17
Fulcrum Bioenergy, Inc.	Energy Technology	Preferred Stock Warrants	Series C-1	187,265	211	104
Glori Energy, Inc.	Energy Technology	Preferred Stock Warrants	Series C	145,932	165	62
GreatPoint Energy, Inc.	Energy Technology	Preferred Stock Warrants	Series D-1	393,212	548	1
Integrated Photovoltaics, Inc.	Energy Technology	Preferred Stock Warrants	Series A-1	390,000	82	119
Polyera Corporation	Energy Technology	Preferred Stock Warrants	Series C	161,575	69	68
Propel Biofuels, Inc.	Energy Technology	Preferred Stock Warrants	Series C	3,200,000	211	317
Redwood Systems, Inc.	Energy Technology	Preferred Stock Warrants	Series C	331,250	3	2
SCIenergy, Inc.(4)	Energy Technology	Preferred Stock Warrants	Series D	1,061,168	361	145
Solexel, Inc.	Energy Technology	Preferred Stock Warrants	Series B	245,682	1,161	7

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Stion Corporation(4)	Energy Technology	Preferred Stock Warrants	Series E	110,226	$317	$167
Trilliant, Inc.	Energy Technology	Preferred Stock Warrants	Series A	320,000	161	54

Total Warrants Energy Technology (0.39%)*(12)					5,199	2,016

Total Warrants (5.73%)					32,060	29,550

Equity
Aveo Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		167,864	842	1,351
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series B	502,684	502	488
Inotek Pharmaceuticals Corp.	Drug Discovery & Development	Preferred Stock	Series C	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Common Stock		546,448	2,000	3,328
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Preferred Stock	Series H	244,158	1,000	283
		Common Stock		47,471	5	3

Total Paratek Pharmaceuticals, Inc.				291,629	1,005	286

Total Equity Drug Discovery & Development (1.06%)*					5,849	5,453

Acceleron Pharmaceuticals, Inc.	Drug Delivery	Preferred Stock	Series B	600,601	1,000	915
		Preferred Stock	Series C	93,456	242	205
		Preferred Stock	Series E	43,488	98	174
		Preferred Stock	Series F	19,268	61	77

Total Acceleron Pharmaceuticals, Inc.				756,813	1,401	1,371
Merrion Pharma, Plc.(3)(5)(10)	Drug Delivery	Common Stock		20,000	9	—
Nupathe, Inc.	Drug Delivery	Common Stock		50,000	146	142
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Common Stock		41,570	500	185

Total Equity Drug Delivery (0.33%)*					2,056	1,698

E-band Communications, Corp.(6)	Communications & Networking	Preferred Stock	Series B	564,972	2,000	—
		Preferred Stock	Series C	649,998	372	—
		Preferred Stock	Series D	847,544	508	—
		Preferred Stock	Series E	1,987,605	374	—

Total E-band Communications, Corp.				4,050,119	3,254	—
Glowpoint, Inc.(3)	Communications & Networking	Common Stock		114,192	101	227
Neonova Holding Company	Communications & Networking	Preferred Stock	Series A	500,000	250	200
Peerless Network, Inc.	Communications & Networking	Preferred Stock	Series A	1,000,000	1,000	3,692
Stoke, Inc.	Communications & Networking	Preferred Stock	Series E	152,905	500	631
UPH Holdings, Inc.	Communications & Networking	Common Stock		742,887	—	624

Total Equity Communications & Networking (1.04%)*					5,105	5,374

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Atrenta, Inc.	Software	Preferred Stock	Series C	1,196,845	$508	$1,042
		Preferred Stock	Series D	635,513	986	1,604

Total Atrenta, Inc.				1,832,358	1,494	2,646
Box, Inc.(4)	Software	Preferred Stock	Series C	390,625	500	5,117
		Preferred Stock	Series D	158,127	500	2,071
		Preferred Stock	Series D-1	124,511	1,000	1,632
		Preferred Stock	Series D-2	220,751	2,001	2,892
		Preferred Stock	Series E	38,183	500	500

Total Box, Inc.				932,197	4,501	12,212
Caplinked, Inc.	Software	Preferred Stock	Series A-3	53,614	52	77

Total Equity Software (2.89%)*					6,047	14,935

Spatial Photonics, Inc.	Electronics & Computer Hardware	Preferred Stock	Series D	4,717,813	268	—
Virident Systems	Electronics & Computer Hardware	Preferred Stock	Series D	6,546,217	5,000	4,922

Total Equity Electronics & Computer Hardware (0.95%)*					5,268	4,922

Quatrx Pharmaceuticals Company	Specialty Pharmaceuticals	Preferred Stock	Series E	166,419	750	—

Total Equity Specialty Pharmaceuticals (0.00%)*					750	—

Caivis Acquisition Corporation	Consumer & Business Products	Common Stock	Series A	295,861	819	597
Facebook, Inc.(3)	Consumer & Business Products	Common Stock	Series B	307,500	9,558	8,089
IPA Holdings, LLC	Consumer & Business Products	Preferred Stock	LLC interest	500,000	500	711
Market Force Information, Inc.	Consumer & Business Products	Preferred Stock	Series B	187,970	500	657
Wageworks, Inc.(3)	Consumer & Business Products	Common Stock	Series D	19,260	250	343

Total Equity Consumer & Business Products (2.02%)*					11,627	10,397

iWatt, Inc.	Semiconductors	Preferred Stock	Series E	2,412,864	490	752

Total Equity Semiconductors (0.15%)*					490	752

Buzznet, Inc.	Information Services	Preferred Stock	Series C	263,158	250	—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Common Stock		500,000	603	—
Solutionary, Inc.	Information Services	Preferred Stock	Series A-1	189,495	18	235
		Preferred Stock	Series A-2	65,834	325	82

Total Solutionary, Inc.				255,329	343	317

Total Equity Information Services (0.06%)*					1,196	317

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Gelesis, Inc.(6)	Medical Device & Equipment		LLC Interest	674,208	$—	$435
			LLC Interest	674,208	425	610
			LLC Interest	675,676	500	525

Total Gelesis, Inc.				2,024,092	925	1,570
Lanx, Inc.	Medical Device & Equipment	Preferred Stock	Series C	1,203,369	1,000	1,155
Novasys Medical, Inc.	Medical Device & Equipment	Preferred Stock	Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Device & Equipment	Preferred Stock	Series B	6,185,567	3,000	314
		Preferred Stock	Series C-2	1,927,309	655	251

Total Optiscan Biomedical, Corp.				8,112,876	3,655	565

Total Equity Medical Device & Equipment (0.64%)*					6,580	3,290

NuGEN Technologies, Inc.	Biotechnology Tools	Preferred Stock	Series C	189,394	500	600

Total Equity Biotechnology Tools (0.12%)*					500	600

Transmedics, Inc.	Surgical Devices	Preferred Stock	Series B	88,961	1,100	—
		Preferred Stock	Series C	119,999	300	—
		Preferred Stock	Series D	260,000	650	650

Total Transmedics, Inc.				468,960	2,050	650
Gynesonics, Inc.	Surgical Devices	Preferred Stock	Series B	219,298	250	159
		Preferred Stock	Series C	656,512	282	251

Total Gynesonics, Inc.				875,810	532	410

Total Equity Surgical Devices (0.20%)*					2,582	1,060

Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/ Info	Preferred Stock	Series D	145,590	1,000	412

Total Equity Media/Content/Info (0.08%)*					1,000	412

Total Equity (9.54%)					49,050	49,210

Total Investments (175.65%)					$914,338	$906,300

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
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
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners at least 25% but not more than 50% of the voting securities of the company
(8)	Debt is on non-accrual status at December 31, 2012, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the loan secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	In our quarterly and annual reports filed with the commission prior to this Annual Report on Form 10-K, we referred to this industry sector as “Clean Tech.”

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

Hercules Technology II, L.P. (“HT II”), Hercules Technology III, L.P. (“HT III”), and Hercules Technology IV, L.P. (“HT IV”), are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”) on September 27, 2006 and May 26, 2010, respectively. As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. HT IV was formed in anticipation of receiving an additional SBIC license; however, the Company has not yet applied for such license, and HT IV currently has no material assets or liabilities. The Company also formed Hercules Technology SBIC Management, LLC, or (“HTM”), a limited liability company in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4 to the Company’s consolidated financial statements).

HT II and HT III hold approximately $174.1 million and $285.1 million in assets, respectively, and they accounted for approximately 11.1% and 18.2% of our total assets, respectively, prior to consolidation at December 31, 2013.

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

Valuation of Investments

At December 31, 2013, 74.5% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company may from time to time engage an independent valuation firm to provide the Company with valuation assistance with respect to certain portfolio investments on a quarterly basis. The Company intends to continue to engage an independent valuation firm to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Company’s Board of Directors is ultimately and solely responsible for determining the fair value of the Company’s investments in good faith.

With respect to investments for which market quotations are not readily available or when such market quotations are deemed not to represent fair value, the Company’s Board of Directors has approved a multi-step valuation process each quarter, as described below:

(1) the Company’s quarterly valuation process begins with each portfolio company being initially valued by the investment professionals responsible for the portfolio investment;

(2) preliminary valuation conclusions are then documented and business based assumptions are discussed with the Company’s investment committee;

(3) the Valuation Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee which incorporates the results of the independent valuation firm as appropriate;

(4) the Valuation Committee discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

ASC 820 establishes a framework for measuring the fair value of the assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC 820 also enhances disclosure requirements for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In accordance with ASU 2011-04, the following table provides quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of December 31, 2013. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range	Weighted Average(c)
(in thousands)
Pharmaceuticals—Debt	25,811 250,607	Originated Within 6 Months Market Comparable Companies	Origination Yield Hypothetical Market Yield Premium/(Discount)	12.56% - 14.53% 13.83% - 15.47% (1.00%) - 0.00%	13.36% 14.13%

Medical Devices—Debt	46,900 34,723	Originated Within 6 Months Market Comparable Companies	Origination Yield Hypothetical Market Yield Premium/(Discount)	13.54% - 17.37% 14.32% - 17.37% (1.00%) - 1.00%	14.87% 15.23%

Technology—Debt	18,796 98,290	Originated Within 6 Months Market Comparable Companies	Origination Yield Hypothetical Market Yield	10.62% - 15.97% 14.72% - 21.08%	14.26% 15.48%

Energy Technology—Debt	1,643 32,597 108,238	Liquidation Originated Within 6 Months Market Comparable Companies	Premium/(Discount) Probability weighting of alternative outcomes Origination Yield Hypothetical Market Yield Premium/(Discount)	0.00% - 1.00% 30.00% - 70.00% 14.68% - 15.87% 15.37% (0.50%) - 1.50%	15.17% 15.37%

Lower Middle Market—Debt	121,347 31,818 12,576	Market Comparable Companies Broker Quote(b) Liquidation	Hypothetical Market Yield Premium/(Discount) Price Quotes Par Value Probability weighting of alternative outcomes	14.83% - 19.73% 0.00% - 1.00% 99.50% - 100.25% of par $2.0 - $22.5 million 20.00% - 80.00%	16.12%

Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par

	$821,988	Total Level Three Debt Investments

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Consolidated Schedule of Investments are included in the industries note above as follows:

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

Energy Technology, above, aligns with the Energy Technology Industry in the Schedule of Investments.

(b)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

(c)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2012	Valuation Techniques/Methodologies	Unobservable Input (a)	Range
	(in thousands)
Pharmaceuticals—Debt	$266,978	Market Comparable Companies Option Pricing Model (b)	Hypothetical Market Yield Premium/(Discount) Average Industry Volatility (c) Risk Free Interest Rate Estimated Time to Exit (in months)	12.83% - 16.11% (2.0%) - 1.0% 57.67% 0.190% 15.2
Medical Devices—Debt	46,022	Market Comparable Companies	Hypothetical Market Yield Premium	16.19% 0.0% - 1.0%
Technology—Debt	159,341	Market Comparable Companies Liquidation	Hypothetical Market Yield Premium/(Discount) Investment Collateral	12.36% - 20.49% (1.5%) - 1.0% $0 - $7.4 million
Energy Technology—Debt	91,305	Market Comparable Companies	Hypothetical Market Yield Premium	12.69% 0.0% - 1.0%
Lower Middle Market—Debt	263,894	Market Comparable Companies Broker Quote (d)	Hypothetical Market Yield Premium Price Quotes Market Comparable Index Yield Spreads Par Value	10.75% -16.25% 0.0% -1.0% 78.0% -100% of par 4.33% - 5.93% $30.0 million

Total Level Three Debt Investments	$827,540

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Schedule of Investments are included in the industries note above as follows:

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

Energy Technology, above, aligns with the Energy Technology industry in the Schedule of Investments.

(b)	An option pricing model valuation technique was used to derive the conversion feature of convertible notes.

(c)	Represents the range of industry volatility used by market participants when pricing the investment.

(d)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.

Investment Type -	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Level Three Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c) Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	8.6x - 17.7x 0.7x - 13.8x 9.1% - 23.6% 43.4% - 110.7% 0.1% - 0.4% 6 - 30

	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	45.6% - 109.7% 0.1% - 0.9% 6 - 42

	18,127	Other	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	44.0% 0.1% 12

Level Three Warrant Investments	$10,200	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c) Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	5.0x - 51.4x 0.5x - 13.8x 6.4% - 36.0% 21.3% - 110.7% 0.1% - 1.0% 6 - 48

	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	35.7% - 109.9% 0.1% - 2.7% 3 - 48

	9,595	Other	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	44.0% - 56.9% 0.1% - 1.0% 12 - 48

Total Level Three Warrant and Equity Investments	$66,368

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of average industry volatility used by market participants when pricing the investment.

Investment Type-	Fair Value at December 31, 2012	Valuation Techniques/ Methodologies	Unobservable Input(a)	Range
	(in thousands)
Level Three Warrant and Equity Investments	$57,685	Market Comparable Companies	EBITDA Multiple(b) Revenue Multiple(b) Discount for Lack of Marketability(c)	1.43x -20.68x 0.42x - 16.98x 10.4% - 25.2%
Warrant positions additionally subject to:		Option Pricing Model	Average Industry Volatility(d) Risk-Free Interest Rate Estimated Time to Exit (in months)	46.49% - 141.2% 0.17% - 0.46% 12 - 48

Total Level Three Warrant and Equity Investments	$57,685

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.

(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.

(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

In making a good faith determination of the value of our investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest or other receivables which have been accrued to principal as earned. The Company then applies the valuation methods as set forth below.

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

The Company’s process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Company values its syndicated loans, which represent less than 4.0% of the Company’s debt investment portfolio, using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

When originating a debt instrument, the Company generally receives warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt and warrants or other equity-related securities received. Any resulting discount on the debt investments from recordation of the warrant or other equity instruments is accreted into interest income over the life of the debt investments.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2013 and as of December 31, 2012. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2013, there were no transfers between Levels 1 or 2.

	12/31/2013	Investments at Fair Value as of December 31, 2013
(in thousands) Description		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$821,988	$—	$—	821,988
Preferred stock	35,554	—	—	35,554
Common stock	17,116	15,009	—	2,107
Warrants	35,637	—	6,930	28,707

	$910,295	$15,009	$6,930	$888,356

	12/31/2012	Investments at Fair Value as of December 31, 2012
(in thousands) Description		Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$827,540	$—	$—	$827,540
Preferred stock	33,178	—	—	33,178
Common stock	16,032	13,665	—	2,367
Warrants	29,550	—	7,410	22,140

	$906,300	$13,665	$7,410	$885,225

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and December 31, 2012.

(in thousands)	Balance, January 1, 2013	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Gross Transfers into Level 3(1)	Gross Transfers out of Level 3(1)	Balances, December 31, 2013
Senior Debt	$827,540	$(9,536)	$(8,208)	$484,367	$(8)	$(469,780)	$769	$(3,156)	$821,988
Preferred Stock	33,178	7,968	7,682	6,198	(18,572)	—	776	(1,676)	35,554
Common Stock	2,367	—	(1,103)	750	—	—	93	—	2,107
Warrants..	22,140	5,257	6,173	6,524	(10,350)	—	—	(1,037)	28,707

Total	$885,225	$3,689	$4,544	$497,839	$(28,930)	$(469,780)	$1,638	$(5,869)	$888,356

(in thousands)	Balance, January 1, 2012	Net Realized Gains (losses)(1)	Net change in unrealized appreciation or depreciation(2)	Purchases	Sales	Repayments	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balances, December 31, 2012
Senior Debt	$585,767	$(5,178)	$(2,262)	$545,913	$(2,000)	$(294,294)	$—	$(406)	$827,540
Preferred Stock	29,929	$(733)	3,761	10,562	(6,553)	—	356	(4,144)	33,178
Common Stock	450	$(16)	5,873	9,558	(45)	—	—	(13,453)	2,367
Warrants	26,284	$4,413	(2,452)	7,362	(9,211)	—	—	(4,256)	22,140

Total	$642,430	$(1,514)	$4,920	$573,395	$(17,809)	$(294,294)	$356	$(22,259)	$885,225

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 relate to the conversion of Optiscan Biomedical, Inc., Gynesonics, Inc., Philotic, Inc., and Tethys Bioscience, Inc. debt to equity, the conversion of OCZ Technology warrants to principal and the initial public offerings of Portola Pharmaceuticals, Inc., Acceleron Pharma, Inc., Bind, Inc, and ADMA Biologics, Inc.

For the year ended December 31, 2013, approximately $4.4 million and $4.1 million in net unrealized appreciation was recorded for preferred stock and warrant Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $8.2 million and $1.1 million in net unrealized depreciation was recorded for debt and common stock Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2013, 2012, and 2011. At December 31, 2013 and December 31, 2012, the Company did not hold any Control Investments.

(in thousands)			Year ended December 31, 2013
Portfolio Company	Type	Fair Value at December 31, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$473	$—	$(1,193)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,784	1,933	(225)	—	—
Stion Corporation	Affiliate	5,724	462	593	—	—

Total		$10,981	$2,395	$(825)	$—	$—

(in thousands)			Year ended December 31, 2012
Portfolio Company	Type	Fair Value at December 31, 2012	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
E-Band Communications, Corp.	Affiliate	$—	$4	$(18)	$—	$—
Gelesis, Inc.	Affiliate	1,665	712	672	—	—
Optiscan BioMedical, Corp.	Affiliate	10,207	1,649	(2,722)	—	—

Total		$11,872	$2,365	$(2,068)	$—	$—

(in thousands)			Year ended December 31, 2011
Portfolio Company	Type	Fair Value at December 31, 2011	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
MaxVision Holdings, LLC.	Control	$1,027	$889	$5,158	$—	$—
E-Band Communications, Corp.	Affiliate	—	14	3,425	—	—

Total		$1,027	$903	$8,583	$—	$—

During the year ended December 31, 2013, Stion Corporation became classified as an affiliate. The Company’s investment in E-Band Communications, Corp., a company that was an affiliate investment as of December 31, 2012, was liquidated during the year ended December 31, 2013. Approximately $3.3 million of realized losses and a reversal of $3.3 million of previously recorded unrealized depreciation was recognized on this affiliate equity investment during the year ended December 31, 2013.

During the year ended December 31, 2012, Optiscan BioMedical, Corp. became classified as an affiliate. The Company’s investment in MaxVision Holding, L.L.C., a company that was a control investment as of December 31, 2011, was liquidated during the year ended December 31, 2012. On July 31, 2012, the Company received payment of $2.0 million for its total debt investments in Maxvision Holding, L.L.C. Approximately $8.7 million of realized losses and a reversal of $10.5 million of previously recorded unrealized depreciation was recognized on this control debt and equity investment during the year ended December 31, 2012.

A summary of the composition of the Company’s investment portfolio as of December 31, 2013 and December 31, 2012 at fair value is shown as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$634,820	69.7%	$652,041	72.0%
Senior secured debt	222,805	24.5%	205,049	22.6%
Preferred stock	35,554	3.9%	33,178	3.7%
Common Stock	17,116	1.9%	16,032	1.7%

	$910,295	100.0%	$906,300	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2013 and December 31, 2012 is shown as follows:

	December 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$864,003	94.9%	$901,041	99.4%
Canada	25,798	2.8%	—	—
Netherlands	10,131	1.1%	—	—
Israel	9,863	1.1%	—	—
England	500	0.1%	5,259	0.6%

	$910,295	100.0%	$906,300	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$219,169	24.1%	$188,479	20.8%
Energy Technology	164,466	18.1%	126,600	14.0%
Internet Consumer & Business Services	122,073	13.4%	136,149	15.0%
Medical Devices & Equipment	103,614	11.4%	54,575	6.0%
Software	65,218	7.2%	70,838	7.8%
Drug Delivery	62,022	6.8%	74,218	8.2%
Information Services	46,565	5.1%	53,523	5.9%
Communications & Networking	35,979	4.0%	37,560	4.1%
Healthcare Services, Other	29,080	3.2%	36,481	4.0%
Specialty Pharmaceuticals	20,055	2.2%	12,473	1.4%
Surgical Devices	10,307	1.0%	11,358	1.3%
Electronics & Computer Hardware	9,211	1.0%	12,715	1.4%
Media/Content/Info	8,679	1.0%	51,534	5.7%
Biotechnology Tools	5,275	0.6%	6,845	0.8%
Semiconductors	4,685	0.5%	2,922	0.3%
Consumer & Business Products	2,995	0.3%	13,723	1.5%
Diagnostic	902	0.1%	16,307	1.8%

	$910,295	100.0%	$906,300	100.0%

(1)	In our quarterly and annual reports filed with the Commission prior to this Annual Report of Form 10-K, we referred to this industry sector as “Clean Tech”.

During the year ended December 31, 2013, the Company funded investments in debt securities and equity investments totaling approximately $491.1 million and $3.9 million, respectively. The Company converted approximately $3.2 million of debt to equity in four portfolio companies in the year ended December 31, 2013.

During the year ended December 31, 2012, the Company funded investments in debt securities and equity investments, totaling approximately $486.8 million and $9.7 million, respectively. During the year ended December 31, 2012, the Company converted approximately $356,000 of debt to equity in one portfolio company.

No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2013 and December 31, 2012.

During the year ended December 31, 2013, the Company recognized net realized gains of approximately $14.8 million on the portfolio. These net realized gains included gross realized gains of approximately $32.6 million primarily from the sale of investments in nine portfolio companies, partially offset by gross realized losses of approximately $17.8 million primarily from the liquidation of the Company’s investments in five portfolio companies.

During the year ended December 31, 2012, the Company recognized net realized gains of approximately $3.2 million on the portfolio. These net realized gains included $17.5 million of gross realized gains offset by $14.3 million of gross realized losses. The Company recorded gross realized gains of approximately $17.5 million primarily from the sale of investments in five portfolio companies. These gains were offset by gross realized losses of approximately $14.3 million primarily from the liquidation of the Company’s investments in four portfolio companies.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $4.0 million and $2.0 million of unamortized fees at December 31, 2013 and December 31, 2012, respectively, and approximately $14.4 million and $6.8 million in exit fees receivable at December 31, 2013 and December 31, 2012, respectively.

The Company has loans in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $3.5 million and $1.5 million in PIK income in the years ended December 31, 2013 and 2012, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2013 and December 31, 2012.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2013, approximately 62.8% of the Company’s portfolio company loans were secured by a first priority security in all of the assets of the portfolio company (including their intellectual property), 37.1% of portfolio company loans were to portfolio companies that were prohibited from pledging or encumbering their intellectual property and 0.1% of portfolio company loans had an equipment only lien.

Income Recognition

The Company records interest income on the accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At December 31, 2013, the Company had two loans on non-accrual with a cumulative investment cost and fair value of approximately $23.3 million and $12.6 million, respectively, compared to one loan on non-accrual at December 31, 2012 with an approximate investment cost of $347,000 and no fair market value. During the fourth quarter of 2013 we recognized a realized loss of approximately $350,000 of principal on our debt investments in this company.

Paid-In-Kind and End of Term Income

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company will generally cease accruing PIK interest if there is insufficient value to support the accrual or management does not expect the portfolio company to be able to pay all principal and interest due. In addition, the Company may also be entitled to an end-of-term payment that is amortized into income over the life of the loan. To maintain the Company’s status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though the cash has not yet been collected. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing. Debt issuance costs are recognized as prepaid expenses and amortized over the life of the related debt instrument using the straight line method, which closely approximates the effective yield method. Prepaid financing costs, net of accumulated amortization, were as follows as of December 31, 2013 and December 31, 2012:

(in thousands)	As of December 31,
	2013	2012
Wells Facility	$398	$867
Convertible Debt	1,323	1,900
Asset Backed Notes	2,686	4,074
2019 Notes	5,319	6,287
SBA Debenture	5,074	5,877

	$14,800	$19,005

Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with a maturity of less than 90 days to be cash equivalents.

Stock Based Compensation

The Company has issued and may, from time to time, issue additional stock options and restricted stock to employees under our 2004 Equity Incentive Plan and Board members under our 2006 Equity Incentive Plan. Management follows ASC 718, formally known as FAS 123R “Share-Based Payments” to account for stock options granted. Under ASC 718, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

Income Taxes

The Company operates to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

At December 31, 2013, 2012, and 2011, no excise tax was recorded. We intend to distribute approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014. We distributed approximately $1.5 million of spillover earnings from the year ended December 31, 2012 to our shareholders in 2013.

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

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2013, 2012, and 2011, the Company issued approximately 159,000, 219,000, and 167,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

Segments

The Company lends to and invests in portfolio companies in various technology-related companies, including energy technology, life science, and special opportunity lower middle market companies. The Company separately evaluates the performance of each of its lending and investment relationships. However, because each of these loan and investment relationships has similar business and economic characteristics, they have been aggregated into a single lending and investment segment.

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we anticipate no impacts from adopting this standard on our statement of assets and liabilities or results of operations. We are currently assessing the additional disclosure requirements. ASU 2013-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At December 31, 2013, the April 2019 Notes were trading on the New York Stock Exchange for $1.021 per dollar at par value and the September 2019 Notes were trading on the New York Stock Exchange for $1.016 per dollar at par value. Based on market quotations on or around December 31, 2013, the Convertible Senior Notes were trading for $1.403 per dollar at par value and the Asset-Backed Notes were trading for $1.004 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $222.7 million, compared to the carrying amount of $225.0 million as of December 31, 2013.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2013.

(in thousands) Description	December 31, 2013	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$105,206	$—	$105,206	$—
Asset Backed Notes	$89,893	$—	$—	$89,893
April 2019 Notes	$86,281	$—	$86,281	$—
September 2019 Notes	$87,248	$—	$87,248	$—
SBA Debentures	$222,742	$—	$—	$222,742

The following table provides information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2012.

(in thousands) Description	December 31, 2012	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$77,813	$—	$77,813	$—
Asset Backed Notes	$129,300	$—	$—	$129,300
April 2019 Notes	$83,307	$—	$83,307	$—
September 2019 Notes	$86,150	$—	$86,150	$—
SBA Debentures	$242,300	$—	$—	$242,300

4. Borrowings

Outstanding Borrowings

At December 31, 2013 and December 31, 2012, the Company had the following borrowing capacity and outstanding borrowings:

	December 31, 2013		December 31, 2012
(in thousands)	Total Available	Carrying Value(1)	Total Available	Carrying Value(1)
SBA Debentures(2).	$225,000	$225,000	$225,000	$225,000
2019 Notes .	170,364	170,364	170,364	170,364
Asset-Backed Notes	89,557	89,557	129,300	129,300
Convertible Senior Notes(3)	75,000	72,519	75,000	71,436
Wells Facility	75,000	—	75,000	—
Union Bank Facility	30,000	—	30,000	—

Total	$664,921	$557,440	$704,664	$596,100

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.

(2)	At December 31, 2013 and at December 31, 2012, the total available borrowings under the SBA was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.
(3)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes (as defined below) less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.5 million at December 31, 2013 and $3.6 million at December 31, 2012.

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $38.0 million in HT II as of December 31, 2013, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $76.0 million was outstanding as of December 31, 2013. As of December 31, 2013, HT II has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2013, the Company held investments in HT II in 42 companies with a fair value of approximately $102.5 million, accounting for approximately 11.3% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2013, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2013. As of December 31, 2013, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2013, the Company held investments in HT III in 29 companies with a fair value of approximately $171.6 million, accounting for approximately 18.9% of the Company’s total portfolio.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2013 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in April 2007 are set semiannually in March and September and range from 2.25% to 5.73%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties.

Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of April 2007, the initial maturity of SBA debentures will occur in April 2017. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013, were 0.804%. The annual fees on other debentures have been set at 0.906%. The average amount of debentures outstanding for the year ended December 31, 2013 for HT II was approximately $76.0 million with an average interest rate of approximately 5.34%. The average amount of debentures outstanding for the year ended December 31, 2013 for HT III was approximately $149.0 million with an average interest rate of approximately 3.41%.

HT II and HT III hold approximately $174.1 million and $285.1 million in assets, respectively, and accounted for approximately 11.1% and 18.2% of the Company’s total assets prior to consolidation at December 31, 2013.

As of December 31, 2013, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA, and a maximum amount of $225.0 million for funds under common control, subject to periodic adjustments by the SBA. In the aggregate, at December 31, 2013 there was $225.0 million principal amount of indebtedness outstanding incurred by our SBIC subsidiaries, the maximum statutory limit on the dollar amount of SBA guaranteed debentures under the SBIC program.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of December 31, 2013 and December 31, 2012:

			December 31,
(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	2013	2012
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$34,800	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	11,250
March 21, 2012	March 1, 2022	3.05%	11,250	25,000
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750

Total SBA Debentures			$225,000	$225,000

(1)	Interest rate includes annual charge

2019 Notes

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

2019 Notes payable is compromised of:

(in thousands)	December 31, 2013	December 31, 2012
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874

Carrying Value of Debt	$170,364	$170,364

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

For the years ended December 31, 2013 and 2012, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 and September 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2013	2012
Stated interest expense	$11,926	$5,139
Amortization of debt issuance cost	967	423

Total interest expense and fees	$12,893	$5,562

Cash paid for interest expense and fees	$11,926	$4,790

As of December 31, 2013, the Company is in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes.

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

At December 31, 2013 and December 31, 2012, the Asset Backed Notes had an outstanding principal balance of $89.6 million and $129.3 million, respectively.

Under the terms of the Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $6.3 million of Restricted Cash as of December 31, 2013 funded through interest collections. There was no cash segregated at December 31, 2012 due to immaterial monthly interest collections for the period ended December 31, 2012.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of its 6.00% convertible senior notes (the “Convertible Senior Notes”) due in 2016. As of December 31, 2013, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $72.5 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at its election, cash, shares of its common stock or a combination of cash and shares of its common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of December 31, 2013, the conversion rate is 85.9941 shares of common stock per $1,000 principal amount of Convertible Senior Notes.

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the accompanying consolidated statement of assets and liabilities. As a result, the Company records interest expense comprised of both stated interest expense as well as accretion of the original issue discount. Additionally, the issuance costs associated with the Convertible Senior Notes were allocated to the debt and equity components in proportion to the allocation of the proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. At the time of issuance, the debt issuance costs and equity issuance costs were approximately $2.9 million and $224,000, respectively. At the time of issuance and as of December 31, 2013, the equity component, net of issuance costs, as recorded in the “capital in excess of par value” in the balance sheet was approximately $5.2 million.

As of December 31, 2013 and December 31, 2012, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2013	December 31, 2012
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(2,481)	(3,564)

Carrying value of debt	$72,519	$71,436

For the years ended December 31, 2013 and 2012, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Year Ended December 31,
(in thousands)	2013	2012
Stated interest expense	$4,500	$4,500
Accretion of original issue discount	1,083	1,083
Amortization of debt issuance cost	577	577

Total interest expense	$6,160	$6,160

Cash paid for interest expense	$4,500	$4,500

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for both the years ended December 31, 2013 and December 31, 2012. As of December 31, 2013, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible loans. The Wells Facility is secured by loans in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the year ended December 31, 2013, this non-use fee was approximately $380,000. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to the Company and its subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that the Company subsequently raises. As of December 31, 2013, the minimum tangible net worth covenant has increased to $478.5 million as a result of the Company’s follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at December 31, 2013.

At December 31, 2013, there were no borrowings outstanding on this facility.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the year ended December 31, 2013, this nonuse fee was approximately $152,000. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible loans placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of December 31, 2013, the minimum tangible net worth covenant has increased to $472.8 million as a result of the Company’s follow-on public offerings. As amended, the Union Bank Facility will mature on May 1, 2015, with a borrowing termination date as of May 2, 2014 and a term out provision for the remaining 12 months. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at December 31, 2013.

At December 31, 2013, there were no borrowings outstanding on this facility.

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

During the year ended December 31, 2013, the Company reduced its realized gain by approximately $249,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising portfolio company warrants which were included in the collateral pool. The Company recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $57,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $370,000 as of December 31, 2013 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.6 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between March 2014 and March 2018.

5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2013 and 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	December 31,
(in thousands)	2013	2012
Distributions in excess of investment income	$2,112	$2,920
Accumulated realized gains (losses)	6,840	2,958
Additional paid-in capital	(8,952)	(5,878)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2013 and 2012 was ordinary income in the amounts of $66.5 million and $48.0 million, respectively.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $48.8 million and $19.9 million as of December 31, 2013 and 2012, respectively. The aggregate gross unrealized depreciation of our investments under cost for federal income tax purposes was $44.5 million and $27.6 million as of December 31, 2013 and 2012, respectively. The net unrealized appreciation over cost for federal income tax purposes was $4.3 million as of December 31, 2013 and net unrealized depreciation over cost for federal income tax purposes was $7.8 million as of December 31, 2012. The aggregate cost of securities for federal income tax purposes was $906.2 million and $916.9 million as of December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Net Assets and Liabilities by temporary book/ tax differences primarily arising from the treatment of loan related yield enhancements.

	December 31,
(in thousands)	2013	2012
Accumulated Capital Gains (Losses)	$(6,417)	$(35,940)
Other Temporary Differences	1,134	(3,726)
Undistributed Ordinary Income	3,764	1,552
Unrealized Appreciation (Depreciation)	(5,132)	(10,480)

Components of Distributable Earnings	$(6,651)	$(48,594)

The Company will classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on an analysis of our tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2010-2012 federal tax years for the Company remain subject to examination by the IRS. The 2009-2012 state tax years for the Company remain subject to examination by the California Franchise Tax Board.

6. Shareholders’ Equity

On July 25, 2012, our Board of Directors approved an extension of the stock repurchase plan under the same terms and conditions that allowed the Company to repurchase up to $35.0 million of our common stock. The stock repurchase plan expired on February 26, 2013 and no shares were repurchased for the years ended December 31, 2013 and December 31, 2012.

On March 13, 2013, the Company raised approximately $95.8 million, before deducting offering expenses, in a public offering of 8,050,000 shares of its common stock.

On August 16, 2013, the Company entered into an “At-The-Market” (“ATM”) equity distribution agreement with JMP Securities LLC (“JMP”). The equity distribution agreement provides that the Company may offer and sell up to 8,000,000 shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. There were no sales under the ATM Program for the year ended December 31, 2013.

The Company has issued stock options for common stock subject to future issuance, of which 833,923 and 2,574,749 were outstanding at December 31, 2013 and December 31, 2012, respectively.

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

A summary of the restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2013, 2012, and 2011 is as follows:

	2006 Plan	2004 Plan
Outstanding at December 31, 2010	21,668	1,018,103
Granted	10,000	296,600
Cancelled	—	(123,502)

Outstanding at December 31, 2011	31,668	1,191,201
Granted	5,000	686,859
Cancelled	—	(59,019)

Outstanding at December 31, 2012	36,668	1,819,041
Granted	—	607,001
Cancelled	—	(30,264)

Outstanding at December 31, 2013	36,668	2,395,778

In 2013, 2012, and 2011, the Company granted approximately 607,001, 691,859 and 306,600 shares, respectively, of restricted stock pursuant to the Plans. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 will vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months. No restricted stock was granted pursuant to the 2004 Plan prior to 2009.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the years ended December 31, 2013, 2012, and 2011 was approximately $7.7 million, $7.5 million, and $3.4 million, respectively. During the years ended December 31, 2013, 2012, and 2011 the Company expensed approximately $5.6 million, $3.9 million, and $2.6 million of compensation expense related to restricted stock, respectively. As of December 31, 2013, there was approximately $10.0 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.25 years.

The following table summarizes the activities for our unvested restricted stock for the years ended December 31, 2013, 2012, and 2011:

	Unvested Restricted Stock Units
	Restricted Stock Units	Weighted Average Issuance Price
Unvested at December 31, 2010	778,664	$9.27
Granted	306,600	$11.14
Vested	(340,253)	$9.38
Forfeited	(123,502)	$9.63

Unvested at December 31, 2011	621,509	$10.06
Granted	691,859	$10.83
Vested	(354,560)	$9.88
Forfeited	(59,019)	$9.95

Unvested at December 31, 2012	899,789	$10.73
Granted	607,001	$12.72
Vested	(440,629)	$10.59
Forfeited	(30,264)	$11.24

Unvested at December 31, 2013	1,035,897	$11.94

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

The following table summarizes the common stock options activities under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2013, 2012, and 2011:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2010	4,729,849	$11.33
Granted	599,860	$10.59
Exercised	(178,101)	$4.93
Forfeited	(474,410)	$10.21
Expired	(463,594)	$13.28

Shares Outstanding at December 31, 2011	4,213,604	$11.40
Granted	189,000	$10.71
Exercised	(564,196)	$5.56
Forfeited	(57,229)	$9.69
Expired	(1,206,430)	$12.84

Shares Outstanding at December 31, 2012	2,574,749	$12.00
Granted	443,500	$14.51
Exercised	(2,003,988)	$12.38
Forfeited	(115,338)	$10.38
Expired	(65,000)	$13.30

Shares Outstanding at December 31, 2013	833,923	$12.53

Shares Expected to Vest at December 31, 2013	571,153	$12.53

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2013, options for approximately 263,000 shares were exercisable at a weighted average exercise price of approximately $10.13 per share with weighted average of remaining contractual term of 2.91 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the years ended December 31, 2013, 2012, and 2011 was approximately $1.1 million, $326,000, and $1.3 million, respectively. During the years ended December 31, 2013, 2012, and 2011, approximately $422,000, $416,000, and $557,000 of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2013, there was $1.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.47 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2013, 2012, and 2011 is as follows:

	2013	2012	2011
Expected Volatility	46.90%	46.39%	46.39%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	0.56%-1.63%	0.49%-1.07%	0.68%-2.15%

The following table summarizes stock options outstanding and exercisable at December 31, 2013:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21-$9.25	71,638	3.73	$669,702	$7.05	53,883	3.34	$542,753	$6.33
$9.90-$14.86	643,785	5.20	2,450,744	$12.59	208,887	2.80	1,105,338	$11.11
$15.44-$16.13	118,500	6.84	111,000	$15.46	—	—	—	$—

$4.21-$16.13	833,923	5.31	$3,231,446	$12.53	262,770	2.91	$1,648,091	$10.13

8. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Numerator
Net increase in net assets resulting from operations	$99,446	$46,759	$46,936
Less: Dividends declared-common and restricted shares	(66,454)	(47,983)	(38,490)

Undistributed earnings	32,992	(1,224)	8,446

Undistributed earnings-common shares	32,992	(1,224)	8,446
Add: Dividend declared-common shares	65,123	46,967	37,826

Numerator for basic and diluted change in net assets per common share	$98,115	$45,743	$46,272

Denominator
Basic weighted average common shares outstanding	58,838	49,068	42,988
Common shares issuable	1,454	88	311

Weighted average common shares outstanding assuming dilution	60,292	49,156	43,299

Change in net assets per common share
Basic	$1.67	$0.93	$1.08
Diluted	$1.63	$0.93	$1.07

For the purpose of calculating diluted earnings per share for year ended December 31, 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.63) for the Convertible Senior Notes for such period.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2013, 2012, and 2011, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 1,835,880, 2,574,749, and 2,583,707 shares, respectively.

At December 31, 2013, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three years ended December 31, 2013.

	Year Ended December 31,
	2013	2012	2011
Per share data:
Net asset value at beginning of period	$9.75	$9.83	$9.50
Net investment income(1)	1.24	0.98	0.92
Net realized gain (loss) on investments	0.25	0.06	0.06
Net unrealized appreciation (depreciation) on investments	0.20	(0.09)	0.11

Total from investment operations	1.69	0.95	1.09
Net increase/(decrease) in net assets from capital share transactions	0.10	(0.14)	0.07
Distributions	(1.13)	(0.98)	(0.90)
Stock-based compensation expense included in investment income(2)	0.10	0.09	0.07

Net asset value at end of period	$10.51	$9.75	$9.83

Ratios and supplemental data:
Per share market value at end of period	$16.40	$11.13	$9.44
Total return(3)	58.49%	28.28%	-0.83%
Shares outstanding at end of period	61,837	52,925	43,853
Weighted average number of common shares outstanding	58,838	49,068	42,988
Net assets at end of period	$650,007	$515,968	$431,041
Ratio of operating expense to average net assets	11.06%	10.28%	9.61%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	12.12%	10.01%	9.45%
Average debt outstanding	$580,053	$360,857	$238,873
Weighted average debt per common share	$9.86	$7.35	$5.56

(1)	Net investment income per share is calculated as net investment income divided by the weighted average shares outstanding.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the period ended December 31, 2013, 2012 and 2011 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded contractual commitments to extend credit at December 31, 2013 totaled approximately $151.0 million. Approximately $77.4 million of these unfunded origination activity commitments as of December 31, 2013 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $38.0 million of non-binding term sheets outstanding at December 31, 2013. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.1 million, $1.2 million, and $1.1 million during the years ended December 31, 2013, 2012, and 2011, respectively. Future commitments under the credit facility and operating leases were as follows at December 31, 2013:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings(3)(4)	$557,440	$—	$89,557	$72,519	$395,364
Operating Lease Obligations(5)	7,640	1,484	2,965	1,774	1,417

Total	$565,080	$1,484	$92,522	$74,293	$396,781

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)	Includes $225.0 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $89.6 million in aggregate principal amount of the Asset-Backed Notes and $72.5 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $75.0 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.5 million at December 31, 2013.
(5)	Long-term facility leases.

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

12. Concentrations of Credit Risk

The Company’s customers are primarily privately held companies and public companies which are active in the drug discovery and development, energy technology, internet consumer and business services, medical devices and equipment, software, drug delivery, information services, communications and networking, healthcare services, specialty pharmaceuticals, surgical devices, electronics and computer hardware, media/content/info, biotechnology tools, semiconductors, consumer and business products and diagnostic industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the years ended December 31, 2013 and December 31, 2012, our ten largest portfolio companies represented approximately 29.3% and 35.2% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2013 and December 31, 2012, we had one and eight investments, respectively, that represented 5% or more of our net assets. At December 31, 2013, we had six equity investments representing approximately 75.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2012, we had six equity investments which represented approximately 70.9% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2013. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total investment income	$30,957	$34,525	$41,021	$33,210
Net investment income before investment gains and losses	15,032	17,610	21,560	18,864
Net increase (decrease) in net assets resulting from operations	16,689	20,879	36,981	24,897
Change in net assets per common share (basic)	0.30	0.34	0.61	0.40

	Quarter Ended
	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Total investment income	$22,367	$23,858	$23,901	$27,395
Net investment income before investment gains and losses	11,375	12,310	11,351	13,071
Net increase (decrease) in net assets resulting from operations	17,105	48	4,745	24,861
Change in net assets per common share (basic)	0.36	—	0.09	0.47

14. Subsequent Events

Dividend Declaration

On February 24, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 17, 2014 to shareholders of record as of March 10, 2014. This dividend would represent our thirty-fourth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.06 per share.

Portfolio Company Developments

As of December 31, 2013, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Everyday Health, Inc. and four companies which filed confidentially under the JOBS Act. In addition, subsequent to December 31, 2013 the following portfolio companies in which we held investments as of December 31, 2013 completed initial public offerings or were acquired:

1.	In January 2014, Toshiba Corporation completed its acquisition of Hercules portfolio company OCZ Technology. The acquisition resulted in full repayment of the Hercules debt investment in OCZ Technology.

2.	In January 2014, Dicerna Pharmaceuticals, Inc. (NASDAQ: DRNA) completed its initial public offering of 6,900,000 shares of its common stock at $15.00 per share.

3.	In February 2014, Revance Therapeutics, Inc. (NASDAQ:RVNC) completed its initial public offering of 6,900,000 shares of its common stock at $16.00 per share. The company had initially filed confidentially in April 2013.

4.	In February 2014, Concert Pharmaceuticals, Inc. (NASDAQ:CNCE) completed its initial public offering of 6,000,000 shares of its common stock at $14.00 per share. The company had initially filed confidentially in December 2013.

5.	In February 2014, Uniqure B.V. (NASDAQ:QURE) completed its initial public offering of 5,400,000 shares of its common stock at $17.00 per share. The company had initially filed confidentially in November 2013.

6.	In February 2014, Teva Pharmaceutical Industries Ltd. (NYSE:TEVA) completed its acquisition of Hercules portfolio company NuPathe Inc. (NASDAQ:PATH) at a price of $3.65 per share in cash and the right to receive contingent cash consideration payments of up to $3.15 per share, net to the seller in cash without interest.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a.	Controls and Procedures

1. Disclosure Controls and Procedures

Our chief executive and chief financial officers, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this annual report on Form 10-K, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control— Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Pricewaterhousecoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting in 2013

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

Information in response to this Item is incorporated herein by reference to the information provided in our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.htgc.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in our 2014 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our 2014 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in our 2014 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in our 2014 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The following financial statements of Hercules Technology Growth Capital, Inc. (the “Company” or the “Registrant”) are filed herewith:

2. The following financial statement schedule is filed herewith:

Schedule 12-14 Investments In and Advances to Affiliates	182

3. Exhibits required to be filed by Item 601 of Regulation S-K.

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2013

(in thousands)

Portfolio Company	Investment(1)	Amount of Interest Credited to Income(2)	Fair Value As of December 31, 2012	Gross Additions(3)	Gross Reductions(4)	Fair Value As of December 31, 2013
Affiliate Investments
Gelesis, Inc.	Preferred Stock	$—	$1,570	$—	$(1,104)	$466
	Preferred Warrants	—	95	—	(88)	7
Optiscan BioMedical, Corp.	Senior Debt	1,933	9,491	—	(9,491)	—
	Preferred Stock	—	564	3,988	—	4,552
	Preferred Warrants	—	151	81	—	232
Stion Corporation	Senior Debt	462	7,547	—	(3,451)	4,096
	Preferred Warrants	—	167	1,461	—	1,628

Total Control and Affiliate Investments		$2,395	$19,585	$5,530	$(14,134)	$10,981

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2013.
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and closing fees and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increase in unrealized appreciation or net decreases in unrealized depreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal repayments or sales and the exchange of one or more existing securities for one or more new securities. Gross reductions also include net increase in unrealized depreciation or net decreases in unrealized appreciation.

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

Exhibit Number	Description
3(a)	Articles of Amendment and Restatement.(8)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Amended and Restated Bylaws, as amended by Amendment No. 1 thereto.*

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.(1)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(j)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(l)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(m)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

10(d)	Second Amendment to Credit and Pledge and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., as lender and administrative agent for the lenders, dated as of March 6, 2006.(12)

Exhibit Number	Description

10(e)	Loan Sale Agreement between Hercules Funding LLC and Hercules Technology Growth Capital, Inc., dated as of August 1, 2005.(2)

10(f)	Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of August 1, 2005.(2)

10(g)	Indenture between Hercules Funding Trust I & U.S. Bank National Association, dated as of August 1, 2005.(2)

10(h)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(2)

10(i)	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2011 Amendment and Restatement).(10)

10(j)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(11)

10(k)	Form of Custody Agreement between the Company and Union Bank of California.(8)

10(l)	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.(19)

10(m)	Subscription Agreement by and among the Company and the subscribers named therein, dated as of March 2, 2006.(17)

10(n)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(o)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(p)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(8)

10(q)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(r)	Subscription Agreement, dated as of February 2, 2004, between the Company and the subscribers named therein.(8)

10(s)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(4)

10(t)	Third Amendment to Sale and Servicing Agreement among Hercules Funding Trust I, Hercules Funding LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association and Lyon Financial Services, Inc., dated as of July 28, 2006.(5)

10(u)	Second Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of December 6, 2006.(6)

10(v)	Fifth Amendment to Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 30, 2007.(13)

10(w)	Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 2, 2007.(14)

10(x)	Fourth Amendment to the Warrant Participation Agreement by and among Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of May 2, 2007.(15)

10(y)	Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 2, 2007.(15)

Exhibit Number	Description

10(z)	First Amendment to Amended and Restated Note Purchase Agreement by and among the Company, Hercules Funding Trust I, Hercules Funding I LLC, and Citigroup Global Markets, Inc., dated as of May 7, 2008.(16)

10(aa)	Second Amendment to Amended and Restated Sale and Servicing Agreement by and among Hercules Funding Trust I, Hercules Funding I LLC, the Company, U.S. Bank National Association, Lyon Financial Services, Inc., Citigroup Global Markets Inc., and Deutsche Bank AG, dated as of May 7, 2008.(16)

10(bb)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(cc)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(dd)	Form of SBA Debenture.(19)

10(ee)	First Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Foothill, LLC, dated as of April 30, 2009.(20)

10(ff)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of February 10, 2010.(21)

10(gg)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(hh)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated as of November 2, 2011.(25)

10(ii)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(jj)	First Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of March 30, 2012.(32)

10(kk)	Third Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 1, 2012.(33)

10(ll)	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012.(34)

10(mm)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 17, 2012.(34)

10(nn)	First Omnibus Amendment by and among Hercules Funding Trust I, Hercules Funding I, LLC, Hercules Technology Growth Capital, Inc., U.S. Bank National Association, Lyon Financial Services, Inc. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(oo)	Intercreditor Agreement among Hercules Technology Growth Capital, Inc., Alcmene Funding, L.L.C. and Citigroup Global Markets Realty Corp., dated as of March 6, 2006.(12)

10(pp)	Warrant Participation Agreement between the Company and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(35)

10(qq)	Indenture by and between Hercules Capital Funding Trust 2012-1 and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(rr)	Amended and Restated Trust Agreement by and between Hercules Capital Funding 2012-1 LLC and Wilmington Trust, National Association, dated as of December 19, 2012.(36)

Exhibit Number	Description

10(ss)	Sale and Servicing Agreement by and Among Hercules Capital Funding 2012-1 LLC, Hercules Capital Funding Trust 2012-1 LLC, Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(tt)	Sale and Contribution Agreement by and between Hercules Technology Growth Capital, Inc. and Hercules Capital Funding 2012-1 LLC, dated as of December 19, 2012.(36)

10(uu)	Note Purchase Agreement among the Hercules Technology Growth Capital, Inc., Hercules Capital Funding 2012-1 LLC, as Trust Depositor, Hercules Capital Funding Trust 2012-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser, dated as of December 12, 2012.(36)

10(vv)	Administration Agreement between Hercules Capital Funding Trust 2012-1LLC, Hercules Technology Growth Capital, Inc, Wilmington Trust, National Association, and U.S. Bank National Association, dated as of December 19, 2012.(36)

10(ww)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 19, 2012.(36)

10(xx)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013.*

10(yy)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of January 31, 2014.*

14	Code of Ethics.(8)

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 2, 2006.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 13, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 28, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of a Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on June 22, 2007 and the Definitive Proxy Statement of the Company, as filed on April 29, 2011.
(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 5, 2007.

(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403 ), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 11, 2011.
(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 17, 2012.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: February 27, 2014	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on February 27, 2014.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 27, 2014

/S/ JESSICA BARON Jessica Baron	Vice President Finance and Chief Financial Officer (principal accounting officer)	February 27, 2014

/S/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	February 27, 2014

/S/ JOSEPH W. CHOW Joseph W. Chow	Director	February 27, 2014

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	February 27, 2014

EXHIBIT INDEX

Exhibit Number	Descriptions

3(d)	Amended and Restated Bylaws, as amended by Amendment No. 1 thereto

10(xx)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013

10(yy)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of January 31, 2014

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002†