Form 10-K/A
period 2013-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2014-04-29
CIK 1280784

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

On April 21, 2014, there were 62,708,894 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Not applicable.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

FORM 10-K

ANNUAL REPORT

Explanatory Note

Hercules Technology Growth Capital, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2013 pursuant to General Instruction G(3) to Form 10-K for the sole purpose of filing the information required to be disclosed pursuant to Part III of Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Committees of the Board

Our board has established an audit committee, a valuation committee, a compensation committee, and a nominating and corporate governance committee. A brief description of each committee is included in this Form 10-K/A and the charters of the audit, compensation, and nominating and corporate governance committees are available on the Investor Relations section of our website at http://investor.htgc.com/governance.cfm

The table below provides current membership (M) and chairmanship (C) information for each standing board committee.

Name	Audit	Valuation	Compensation	Nominating and Corporate Governance
Robert P. Badavas	C	M	M	M
Joseph W. Chow	M	C	M	M
Allyn C. Woodward, Jr.	M	M	C	C
Manuel A. Henriquez	—	—	—	—

During 2013, our board held 15 full board meetings, 20 committee meetings and acted by written consent. All of the directors attended at least 95% of the full board meetings and all of the respective committee meetings on which they serve. Each director makes a diligent effort to attend all board and committee meetings, as well as our annual meeting of stockholders. Each of the directors attended our 2013 annual meeting of stockholders in person.

Audit Committee. Our board has established an audit committee. Our audit committee comprises Messrs. Badavas, Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the rules promulgated by the New York Stock Exchange, or NYSE, and the requirements to be a non-interested director as defined in Section 2(a)(19) of the 1940 Act. Mr. Badavas currently serves as chairman of our audit committee and is an “audit committee financial expert” as defined by applicable Securities and Exchange Commission, or SEC, rules. Our audit committee is responsible for assisting our board in fulfilling its oversight responsibilities related to: (i) appointing, overseeing and replacing, if necessary, our independent auditor; (ii) overseeing the accounting and financial reporting processes of Hercules and our subsidiaries; (iii) overseeing the integrity of the financial statements of Hercules and our subsidiaries; (iv) establishing procedures for complaints relating to accounting, internal accounting controls or auditing matters, (v) examining the independence qualifications and; (vi) preparing the report required by the SEC to be included in our annual proxy statement; (vii) assisting our board’s oversight of our compliance with legal and regulatory requirements; and (viii) assisting our board in fulfilling its oversight responsibilities related to the systems of internal controls and disclosure controls which management has established regarding finance, accounting, and regulatory compliance. During the last fiscal year, the audit committee held seven meetings and acted by written consent.

Our audit committee provides assistance to our board in various matters, including, among other things, fulfilling its responsibilities with respect to the following:

•

annually, evaluating the appointment, compensation and retention of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for Hercules and our subsidiaries, including resolution of disagreements between management and the independent auditor regarding financial reporting;

•	preapproving any independent auditors’ engagement to render audit and/or permissible non-audit services (including the fees charged and proposed to be charged by the independent auditors);

•

receiving formal written statements, at least annually, from the independent auditor regarding the auditor’s independence, including a delineation of all relationships between the auditor and us; discussing with the independent auditor any disclosed relationships or services that may impact the objectivity and independence of the independent auditor, addressing, at least annually, the matters, required by applicable requirements of the Public Company Accounting Oversight Board; recommending to our board actions to satisfy our board of the independence of the audit; and, if so determined by our audit committee, recommending that our board take appropriate action to oversee the independence of the auditor;

•

at least annually, obtaining and reviewing a report from the independent auditor detailing the firm’s internal quality control procedures, any material issues raised by the independent auditor’s internal quality control review, peer review or any governmental or other professional inquiry performed within the past five years and any remedial actions implemented by the firm and all relationships between the independent auditor and us;

•

annually, obtaining from the independent auditors a formal written statement of the fees billed in the last fiscal year for categories of services rendered by the independent auditors, and listed in our audit committee charter;

•

monitoring the rotation of the lead (or coordinating) audit partner (or other employees of the independent auditor if required by SEC rules and regulations) having primary responsibility for the audit and the audit partner responsible for reviewing the audit;

•

considering the effect on us of: (i) any changes in accounting principles or practices proposed by management or the independent auditors; and (ii) any changes in service providers, such as the accountants, that could impact our internal control over financial reporting;

•

evaluating the efficiency and appropriateness of the services provided by the independent auditors, including any significant difficulties with the audit or any restrictions on the scope of their activities or access to required records, data and information;

•	reviewing with the independent auditors the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on our financial statements;

•	reviewing with the independent auditor the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;

•

interacting with the independent auditors, including meeting with the independent auditors at least four times during each fiscal year, reviewing and, where necessary, resolving any problems or difficulties the independent auditor may have encountered in connection with the annual audit or otherwise, any management letters provided to our audit committee and our responses;

•

reviewing and discussing with management and the independent auditor our system of internal controls (including any significant deficiencies in the design or operation of those controls which could adversely affect our ability to record, process, summarize and report financial data), its financial and critical accounting practices, and policies relating to risk assessment and management;

•

receiving and reviewing reports of the independent auditor discussing: (i) all critical accounting policies and practices to be used in the firm’s audit of our financial statements, (ii) all alternative treatments of financial information within generally accepted accounting principles, referred to as GAAP, that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent auditor, and (iii) other material written communications between the independent auditor and management, such as any management letter or schedule of unadjusted differences;

•	reviewing and discussing with management and the independent auditor our annual and quarterly financial statements;

•	reviewing material pending legal proceedings involving us and other contingent liabilities;

•

periodically, meeting separately with management (or other personnel responsible for the internal audit function) and with independent auditors to discuss results of examinations of our internal controls and procedures;

•	discussing with the independent auditors the matters required to be communicated to our audit committee in accordance with Statement on Auditing Standards No. 61;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees, consultants or contractors of concerns regarding questionable accounting or accounting matters;

•	setting hiring policies relating to our hiring of employees or former employees of the independent auditors;

•	producing an audit committee report for inclusion in our annual report on Form 10-K or proxy statement for the annual meeting of stockholders;

•	reviewing the adequacy of our audit committee charter annually and submitting an audit committee charter to our board for approval;

•	reporting recommendations to our board on a regular basis and annually performing, or participating in, an evaluation of our audit committee;

•	reviewing such other matters as our board or the audit committee shall deem appropriate; and

•	determining funding necessary for ordinary administrative expenses that are necessary or appropriate in carrying out our audit committee’s duties.

Valuation Committee. Our board has established a valuation committee. Our valuation committee comprises Messrs. Badavas, Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the rules promulgated by the NYSE and the requirements to be a non-interested director as defined in Section 2(a)(19) of the 1940 Act. Mr. Chow currently serves as chairman of our valuation committee. Our valuation committee is responsible for reviewing and recommending to our full board the fair value of debt and equity securities in accordance with established valuation procedures. Our valuation committee may utilize the services of an independent valuation firm in determining the fair value of these securities. During the last fiscal year, our valuation committee held four meetings.

Our committee provides assistance to our board in various matters, including, among other things, fulfilling its responsibilities with respect to the following:

•

determining the fair value of our portfolio debt and equity securities and other assets in accordance with the 1940 Act and the valuation policies and procedures adopted by our board, as amended from time to time, in order to recommend the portfolio valuation to our full board for approval; and

•

retaining, terminating and determining the compensation for an independent valuation firm and any legal, accounting or other expert or experts to assist in: (i) reviewing our valuation processes applicable to non-publicly traded companies; (ii) reviewing fair market value calculations as requested from time to time with respect to select companies; and (iii) carrying out our valuation committee’s duties and responsibilities.

Compensation Committee. Our board has established a compensation committee. Our compensation committee comprises Messrs. Badavas, Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the rules promulgated by the NYSE and the requirements to be a non-interested director as defined in Section 2(a)(19) of the 1940 Act. Mr. Woodward currently serves as chairman of our compensation committee. Our compensation committee determines compensation for our executive officers, and it administers our 2004 Equity Incentive Plan and 2006 Non-Employee Director Plan. During the last fiscal year, our compensation committee held seven meetings and acted by written consent.

Our compensation committee provides assistance to our board in various matters, including, among other things, fulfilling its responsibilities with respect to the following:

•	assisting our board in developing and evaluating potential candidates for executive positions (including the chief executive officer) and overseeing the development of executive succession plans;

•

annually, reviewing and approving corporate objectives relevant to our chief executive officer’s and our other executive officer’s total compensation, evaluating our chief executive officer’s and our other executive officers’ performance to ensure that it is designed to achieve the objectives of rewarding our executive officers appropriately for their contributions to corporate growth and profitability and, together with our chief executive officer, evaluating and approving the compensation of our other executive officers;

•	annually, determining and approving the compensation paid to our chief executive officer;

•

annually, reviewing our compensation practices and the relationship among risk, risk management and compensation in light of our corporate objectives, including their safety and soundness and the avoidance of practices that would encourage excessive risk;

•

periodically, reviewing our incentive compensation plans and perquisites, making recommendations to our board regarding the adoption of new employee incentive compensation plans and equity-based plans, and administering our existing incentive compensation plans and equity-based plans;

•	periodically, evaluating the compensation of directors and making recommendations regarding adjustments to such compensation;

•

producing a committee report on executive compensation for inclusion in the our annual report on Form 10-K or proxy statement for the annual meeting of stockholders in accordance with Item 407(e)(5) of Regulation S-K;

•

annually reviewing and discussing with our management the executive compensation disclosure to be included in our annual report on Form 10-K or our proxy statement for the annual meeting of stockholders, including the Compensation Discussion and Analysis required by Item 402 of Regulation S-K, and subsequent to such review determining whether to recommend to our board that such disclosure be included in our annual report on Form 10-K or our proxy statement for the annual meeting of stockholders;

•	periodically, reviewing and assessing the adequacy of our compensation committee charter and submitting any changes to our board for approval;

•	determining funding necessary for ordinary administrative expenses that are necessary or appropriate in carrying out the committee’s duties;

•	regularly, reporting recommendations to our board, and annually performing, or participating in, an evaluation of the committee, the results of which shall be presented to our board;

•

when it is determined by the committee that a consulting firm (or other expert) is to assist in the assessment of the CEO’s or other executive officer’s compensation, our committee is responsible for retaining and terminating such firm or experts and approving the consulting firm or other expert’s fee and other retention terms;

•	retaining legal, accounting or other experts that our committee determines to be necessary to carry out its duties and determining compensation for such advisors; and

•	reviewing such other matters as our board or the compensation committee deem appropriate.

Nominating and Corporate Governance Committee. Our board has established a nominating and corporate governance committee. Our nominating and corporate governance committee comprises Messrs. Badavas, Chow and Woodward, each of whom is an independent director and satisfies the independence requirements for purposes of the rules promulgated by the NYSE and the requirements to be a non-interested director as defined in Section 2(a)(19) of the 1940 Act. Mr. Woodward currently serves as chairman of our nominating and corporate governance committee. Our nominating and corporate governance committee will nominate to our board for consideration candidates for election as directors to our board. During the last fiscal year, our nominating and corporate governance committee held two meetings. Our nominating and corporate governance committee met in December 2013 to consider candidates for election to our board for our 2014 annual meeting of stockholders.

Our nominating and corporate governance committee provides assistance to our board in various matters, including, among other things, fulfilling its responsibilities with respect to the following:

•

identifying individuals qualified to become board members, consistent with criteria approved by our board, receiving nominations for such qualified individuals, selecting, or recommending that our board select, the director nominees for our next annual meeting taking into account each candidate’s ability, judgment and experience and the overall diversity and composition of our board;

•	recommending to our board candidates for election to our board and evaluating our board in accordance with criteria set forth in the committee’s charter;

•	monitoring board composition and recommending candidates as necessary to ensure that the number of independent directors serving on the Board satisfies the NYSE and SEC requirements;

•

developing and periodically evaluating initial orientation guidelines and continuing education guidelines for each member of our board and each member of each committee thereof regarding his or her responsibilities as a director generally and as a member of any applicable committee of our board;

•	establishing a policy under which our stockholders may recommend a candidate to the nominating and corporate governance committee for consideration for nomination as a director;

•	recommending to our board qualified individuals to serve as committee members on the various board committees;

•

recommending to our board or to the appropriate committee thereto processes for annual evaluations of the performance of our board, our chairman of the board and chief executive officer, and its standing audit committee, compensation committee and valuation committee;

•

clearly articulating to each director what is expected of their tenure on our board, including directors’ basic duties and responsibilities with respect to attendance at board meetings and advance review of meeting materials;

•

developing and periodically evaluating orientation guidelines and continuing education guidelines for each member of our board and each member of each committee thereof regarding his or her responsibilities as a director generally and as a member of any applicable committee of our board;

•

reviewing our practices and policies with respect to directors, including the size of our board, the ratio of employee directors to non-employee directors, the meeting frequency of our board and the structure of board meetings and making recommendations to our board with respect thereto;

•	overseeing the maintenance and presentation to our board of management’s plans for succession to senior management positions in the company;

•	monitoring and making recommendations to our board on matters of our policies and practices relating to corporate governance;

•	annually, evaluating our Code of Business Conduct and Ethics and, if appropriate, recommending changes to that code;

•	in concert with our board, reviewing our policies with respect to significant issues of corporate public responsibility, including charitable contributions;

•	considering and reporting to our board any questions of possible conflicts of interest of board members;

•	reviewing stockholder proposals regarding corporate governance and making recommendations to our board;

•	reviewing and assessing the adequacy of the committee charter and the charters of other existing board committees, submitting any changes to our board for approval;

•	reporting committee actions to our board on a regular basis and annually performing, or participating in, an evaluation of the committee;

•	annually, performing or participating in, an evaluation of the performance of the committee, the results of which shall be presented to our board;

•	retaining and terminating a search firm to assist in the identification of director candidates, and approving the search firm’s fees and other retention terms; and

•	retaining legal, accounting or other experts that our committee determines to be necessary to carry out its duties, and to determine compensation for such advisors.

Our nominating and corporate governance committee will consider qualified director nominees recommended by stockholders when such recommendations are submitted in accordance with our bylaws and any other applicable law, rule or regulation regarding director nominations. When submitting a nomination to our for consideration, a stockholder must provide certain information that would be required under applicable SEC rules, including the following minimum information for each director nominee: full name, age, and address; class, series and number of shares of our common stock beneficially owned by the nominee, if any; the date such shares were acquired and the investment intent of such acquisition; whether such stockholder believes the individual is an “interested person” of Hercules, as defined in the 1940 Act; and all other information required to be disclosed in solicitations of proxies for election of directors in an election contest or is otherwise required.

In evaluating director nominees, our nominating and corporate governance committee considers the following factors:

•	the appropriate size and the diversity of our board;

•	whether or not the nominee is an “interested person” of Hercules as defined in Section 2(a)(19) of the 1940 Act;

•	our needs with respect to the particular talents and experience of its directors;

•	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of our board;

•	experience with accounting rules and practices;

•	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

•	all applicable laws, rules, regulations, and listing standards.

Our nominating and corporate governance committee identifies nominees by first evaluating our current board members willing to continue in service. Our current board members with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our board with that of obtaining a new perspective. If any member of our board does not wish to continue in service or if our nominating and corporate governance committee or our board decides not to re-nominate a member for re-election, or if our nominating and corporate governance committee recommends to expand the size of our board, our nominating and corporate governance committee identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of our nominating and corporate governance committee and our Board provide suggestions as to individuals meeting the criteria of our nominating and corporate governance committee Consultants may also be engaged to assist in identifying qualified individuals.

Information about the Directors and Executive Officers

Set forth below is information, as of April 21, 2014, regarding Messrs. Badavas and Chow, who are being nominated for election as directors of Hercules by our stockholders at the 2014 annual meeting, as well as information about our other current directors whose terms of office will continue after the annual meeting, including each director’s (i) name and age; (ii) a brief description of their recent business experience, including present occupations and employment during at least the past five years; (iii) directorships, if any, that each director holds and has held during the past five years; and (iv) the year in which each person became a director of the Company. As the information that follows indicates, each nominee and each continuing director brings strong and unique experience, qualifications, attributes, and skills to our board. This provides our board, collectively, with competence, experience, and perspective in a variety of areas, including: (i) corporate governance and board service; (ii) executive management, finance, and accounting; (iii) venture capital financing with a technology-related focus; (iv) business acumen; and (v) an ability to exercise sound judgment.

Moreover, our and nominating and corporate governance committee believes that it is important to seek nominees with a broad diversity of experience, professions, skills, geographic representation and backgrounds. Our nominating and corporate governance committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. We believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge and abilities that will allow our board to fulfill its responsibilities. Our board does not have a specific diversity policy, but considers diversity of race, religion, national origin, gender, sexual orientation, disability, cultural background and professional experiences in evaluating candidates for board membership.

Name	Age	Positions
Interested Director:
Manuel A. Henriquez(1)	50	Chairman of the Board, President and Chief Executive Officer

Independent Directors:
Robert P. Badavas(2)(3)(4)(5)	61	Director
Joseph W. Chow(2)(3)(4)(5)	61	Director
Allyn C. Woodward, Jr.(2)(3)(4)(5)	73	Director

Executive Officers:
Jessica Baron	39	Vice President of Finance and Chief Financial Officer
Parag Shah	42	Senior Managing Director and Life Sciences Group Head
Scott Bluestein	35	Chief Credit Officer
Todd Jaquez-Fissori	43	Former Senior Managing Director and Clean Technology Group Head(6)
Michael Penney	37	General Counsel, Secretary, Chief Compliance Officer

(1)	Mr. Henriquez is an interested person, as defined in section 2(a)(19) of the 1940 Act, of Hercules due to his position as an executive officer of the company.
(2)	Member of the audit committee.
(3)	Member of the valuation committee.
(4)	Member of the compensation committee.
(5)	Member of the nominating and corporate governance committee.
(6)	Mr. Fissori resigned from Hercules as of April 25, 2014.

Directors

Interested Directors

Mr. Henriquez is an “interested director” because he is our Chairman and Chief Executive Officer.

Manuel A. Henriquez is a co-founder of Hercules and has been our Chairman and Chief Executive Officer since 2004 and our President since 2005. Prior to co-founding Hercules, Mr. Henriquez was a partner at VantagePoint Venture Partners, a $2.5 billion multi-stage technology venture fund, from August 2000 through July 2003. Prior to VantagePoint Venture Partners, Mr. Henriquez was the President and Chief Investment Officer of Comdisco Ventures, a division of Comdisco, Inc., a leading technology and financial services company, from November 1999 to March 2000. Prior to that, from March 1997 to November 1999, Mr. Henriquez was a Managing Director of Comdisco Ventures. Mr. Henriquez was a senior member of the investment team at Comdisco Ventures that originated over $2.0 billion of equipment lease, debt and equity transactions from 1997 to 2000. Mr. Henriquez serves on the board of directors of Northeastern University, a global, experiential research university, the Lucile Packard Foundation for Children’s Health, the sole fundraising entity for Lucile Packard Children’s Hospital and the child health programs at Stanford University School of Medicine, as well as the Children’s Health Council, a diagnostic and treatment center for children and adolescents facing developmental and behavioral challenges. Mr. Henriquez received a B.S. in Business Administration from Northeastern University.

Through his broad experience as an officer and director of several private and public companies, in addition to skills acquired with firms engaged in investment banking, banking and financial services, Mr. Henriquez brings to the Company a unique business expertise and knowledge of financing technology related companies as well as extensive financial and risk assessment abilities. Mr. Henriquez possesses a vast array of knowledge in venture capital financing which assists us in the markets in which we compete. Mr. Henriquez’s years of experience as our Chairman and Chief Executive Officer since co-founding the Company demonstrate his leadership skills that are valuable in his role as our Chairman and Chief Executive Officer.

Independent Directors

The following directors are “independent” under the NYSE rules and each of the following directors is not an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Robert P. Badavas has served as a director since March 2006. Since January 2012, Mr. Badavas has served as President and Chief Executive Officer of PlumChoice, Inc. a venture backed technology, software and services company. Mr. Badavas also has served on the board of directors of PlumChoice since November 2010. Previously, Mr. Badavas served as President of Petros Ventures, Inc., a management and advisory services firm. Mr. Badavas was President and Chief Executive Officer of TAC Worldwide, a multi-national technical workforce management and business services company, from December 2005 through October 2009, and was Executive Vice President and Chief Financial Officer of TAC Worldwide from November 2003 to December 2005. Prior to joining TAC Worldwide, Mr. Badavas was a Partner and Chief Operating Officer of Atlas Venture, an international venture capital firm, from September 2001 to September 2003 and Chief Executive Officer at Cerulean Technology, Inc., a venture capital backed wireless application software company. Since May 2007, Mr. Badavas has served on the board of directors and is chairman of the Audit Committee of Constant Contact, Inc. (NASDAQ: CTCT), a provider of email and other engagement marketing products and services for small and medium sized organizations. In addition, Mr. Badavas serves as Vice-Chairman of the board of trustees of Bentley University in Waltham, MA. Mr. Badavas also serves on the board of Hellenic College/Holy Cross School of Theology in Brookline, MA where he serves on the Executive Committee of the board as its Treasurer and Chair of the Real Estate and Investment Committees. Mr. Badavas is Chairman Emeritus of The Learning Center for the Deaf in Framingham, MA and currently serves on the board’s Advancement and Finance Committees. Mr. Badavas is a certified public accountant with nine years of experience at PricewaterhouseCoopers LLP, an independent registered public accounting firm. Also,

Mr. Badavas has completed a program that studied strategies to make corporate boards more effective at the Harvard Business School. Mr. Badavas is active in board of director organizations and regularly attends professional seminars addressing issues of current import to boards of directors. Mr. Badavas is a magna cum laude graduate of Bentley University with a B.S. in Accounting and Finance.

Through his prior experience as a director, chief executive officer, chief operating officer and chief financial officer, Mr. Badavas brings business expertise, executive leadership experience, finance, and audit skills to his Board service with the Company. Mr. Badavas’ expertise, experience and skills closely align with our operations, and his prior investment experience with venture capital firms and technology companies facilitates an in-depth understanding of our investment business. Mr. Badavas’ expertise and experience also qualify him to serve as Chairman of our Audit Committee and as our audit committee financial expert.

Joseph W. Chow has served as a director since February 2004. Mr. Chow retired in March 2011 as Executive Vice President at State Street Corporation (NYSE: STT), a leading global provider of asset servicing and investment management services to institutional investors, where he was responsible for the development of business strategies for emerging economies. He served on the company’s Asia Pacific and European Executive Boards, as a board director of State Street’s Technology Center in China, and chaired State Street’s Corporate Environmental Sustainability Committee. Previously, having retired from State Street in 2003 and returned in 2004, he assumed the role of Executive Vice President and Chief Risk and Corporate Administration Officer responsible for Enterprise Risk Management, Compliance, Regulatory Affairs, Basel Capital Accord Implementation, and Community Affairs; he was a member of the Operating Group, the company’s most senior 11-member strategy and policy management committee. Prior to 2003, Mr. Chow was State Street’s Executive Vice President and Head of Credit and Risk Policy responsible for corporate-wide risk management, focusing on credit, market, operational, fiduciary, and compliance risks. He chaired the company’s Major Risk Committee, Fiduciary Review Committee, and Securities Finance Risk Management Committee and served as a member of the Asset Liability Management Committee and Financial Policy Committee. Before joining State Street, Mr. Chow worked at Bank of Boston in various international and corporate banking roles from 1981 to 1990 and specialized in the financing of emerging-stage high technology companies. Mr. Chow is a board trustee/director, and serves on the audit and investment committees of the Delaware Investments Family of Funds, a trustee of the Boston Children’s Museum and is a director of the Hong Kong Association of Massachusetts. He served on the board of directors of China Universal Asset Management, Inc. in Shanghai, the Greater Boston Chamber of Commerce, and the Asian Community Development Corporation, a not-for-profit community development corporation focused on building affordable housing in Boston. Mr. Chow is a graduate of Brandeis University with a B.A. in Economics. He also received a Master in City Planning from the Massachusetts Institute of Technology and an M.S. in Management (Finance) from the MIT Sloan School of Management.

Through his experience as a senior executive of a major financial institution, Mr. Chow brings business expertise, finance and risk assessment skills to his Board service with the Company. Mr. Chow’s experience and skills closely align with our business, and his lending and credit experience facilitates an in-depth understanding of risk associated with the structuring of investments in technology related companies. Mr. Chow’s risk management expertise and credit related experience also qualify him to serve as Chairman of our Valuation Committee.

Allyn C. Woodward, Jr. has served as a director since February 2004. Mr. Woodward was Vice Chairman of Adams Harkness Financial Group (AHFG-formerly Adams, Harkness & Hill) from April 2001 until January 2006 when AHFG was sold to Canaccord, Inc., an independent investment dealer. He previously served as President of AHFG from 1995 to 2001. AHFG was an independent institutional research, brokerage and investment banking firm headquartered in Boston, MA. Prior to joining AHFG, Mr. Woodward worked for Silicon Valley Bank from April 1990 to April 1995, initially as Executive Vice President and Co-founder of the Wellesley, MA office and subsequently as Senior Executive Vice President and Chief Operating Officer of the parent bank in California. Silicon Valley Bank is a commercial bank, headquartered in Santa Clara, CA whose principal lending focus is directed toward the technology, healthcare and venture capital industries. Prior to joining Silicon Valley Bank, Mr. Woodward was Senior Vice President and Group Manager of the Technology group at Bank of New England, Boston, MA where he was employed from 1963-1990. He is also a former director and chairman of Lecroy Corporation which was sold in August, 2012 and a former director of Viewlogic Systems, Inc. and Cayenne Software, Inc. Mr. Woodward serves on the boards of three private companies and is on the boards of advisors of five venture capital funds. Mr. Woodward holds an Executive Masters Professional Director Certification, their highest level award, from the American College of Corporate Directors, a public company director education and credentialing organization, is a member of the Board Leaders Group, and is a member of the National Association of Corporate Directors. Mr. Woodward is on the Board of Overseers and a member of the Finance Committee of Newton Wellesley Hospital, a 250 bed hospital located in Newton, MA. Mr. Woodward is a member of the Investment Committee, the Finance Committee and the Private Equity Committee of Babson College in Babson Park, MA. Mr. Woodward graduated from Babson College with a degree in finance and accounting. He also graduated from the Stonier Graduate School of Banking at Rutgers University.

Mr. Woodward’s executive and board experience brings extensive business, finance and investment expertise to his Board service with the Company. His experiences with financial services, bank and technology-related companies provide a unique perspective on matters involving business, finance and technology. Mr. Woodward’s many board related experiences makes him skilled in leading committees requiring substantive expertise. He is uniquely qualified to lead in the continued development of our Board’s policies regarding compensation and governance best practices by serving as Chairman of our Compensation Committee and Nominating and Corporate Governance Committee and by serving as our Lead Independent Director.

Information about Executive Officers who are not Directors

The following information, as of April 21, 2014, pertains to our executive officers who are not directors of the Company.

Jessica Baron joined Hercules in October 2006 as Corporate Controller and was promoted to Vice President of Finance in October 2010. Effective June 1, 2011, our board appointed Ms. Baron as Interim Chief Financial Officer and our board confirmed her appointment as the our permanent Chief Financial Officer on March 27, 2012. During her tenure at Hercules, Ms. Baron has been involved in financial reporting, financial process and systems design and implementation. Prior to joining Hercules, Ms. Baron served in strategic finance roles at Cisco Systems, Inc. from 2004 to 2006 and at Levi Strauss and Company from 2002 to 2004. Ms. Baron also served as a finance and accounting manager at Dominion Ventures and Dominion Capital Management from 2000 to 2002. She also was at PricewaterhouseCoopers LLP in supervisory roles in both its consulting and business assurance divisions from 1997 to 2000. Ms. Baron earned a Bachelor of Arts degree in Human Biology and a Master of Arts degree in Sociology from Stanford University and a Master of Business Administration degree with an emphasis in Finance from the University of California, Berkeley, Haas School of Business. She is a Certified Public Accountant in the state of California.

Parag Shah joined Hercules in November 2004 as Managing Director of Life Sciences and was promoted to Senior Managing Director in June 2006. During March 2008 Mr. Shah was promoted by our board to the position of Life Science Group Head. Prior to joining Hercules, Mr. Shah served as Managing Director for Biogenesys Capital from April 2004 to November 2004. From April 2000 to April 2004, Mr. Shah was employed by Imperial Bank, where he served as a Senior Vice President and East Coast Life Sciences Group Head in Imperial Bank’s Technology and Life Sciences Division, beginning in October 2000, which was acquired by Comerica Bank in early 2001. Prior to working at Comerica Bank, Mr. Shah was an Assistant Vice President at Bank Boston from January 1997 to March 2000. Bank Boston was acquired by Fleet Bank in 1999. Mr. Shah completed his Masters degrees in Technology, Management and Policy as well as his Bachelor’s degree in Molecular Biology at the Massachusetts Institute of Technology, or MIT. During his tenure at MIT, Mr. Shah conducted research at the Whitehead Institute for Biomedical Research and was chosen to serve on the Whitehead Institute’s Board of Associates in 2003.

Scott Bluestein joined Hercules in November 2010 as Chief Credit Officer. Mr. Bluestein previously served as founder and partner of Century Tree Capital Management from February 2009 until June 2010. Prior to that, he was managing director at Laurus-Valens Capital Management, a New York based investment firm specializing in providing financing to small and micro cap growth oriented businesses through a combination of secured debt and equity securities, including new investments, portfolio management, and restructurings from June 2003 until February 2010. Previously, Mr. Bluestein worked at UBS Investment Bank, where he was a member of their Financial Institutions Coverage Group focused on the Financial Technology space. Mr. Bluestein received his B.B.A. from Emory University.

Todd Jaquez-Fissori joined Hercules in November 2009 as Managing Director and was promoted by our board to the position of Energy Technology Group Head in May 2011 and Technology Group Head in October 2011. In July, 2012, Mr. Jaquez-Fissori was appointed to the position of Senior Managing Director and Energy Technology Group Head. Before joining Hercules in 2009, Mr. Jaquez-Fissori served as a director at TriplePoint Capital from February 2008 to December 2008 and was the general partner in charge of clean technology investing at Siemens Venture Capital from March 2004 to February 2008. Prior to working at Siemens Venture Capital, Mr. Jaquez-Fissori served as a principal at Boulder Ventures from March 2000 to March 2004 and as an analyst at Mayfield from May 1996 to September 1998. Mr. Jaquez-Fissori received a B.A. from Penn State University and an M.B.A. from the University of Pennsylvania Wharton School of Business. Mr. Fissori resigned from Hercules as of April 25, 2014.

Michael Penney joined Hercules in 2013 as General Counsel, Chief Compliance Officer and Secretary. Prior to joining Hercules, he served as Vice President and Senior Counsel for State Street Bank and Trust Company, where he was responsible for domestic and cross-border M&A and joint venture transactions, public offerings and general corporate and SEC matters from 2009 to 2013. From 2004 to 2009, Mr. Penney was a corporate associate with Wilmer Cutler Pickering Hale and Dorr LLP. Mr. Penney earned his J.D. from Boston College, and he received a B.A. in political science and economics from the University of Nebraska.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the disclosure requirements of Item 405 of SEC Regulation S-K require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, the NYSE and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during fiscal year ended December 31, 2013 all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Code of Ethics

Our code of ethics, which is signed by our directors and executive officers, requires that our directors and executive officers avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of Hercules. Pursuant to our code of ethics, which is available on our website at http://investor.htgc.com/governance.cfm, each director and executive officer must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our audit committee. Certain actions or relationships that might give rise to a conflict of interest are reviewed and approved by our board.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

Hercules continued its strong performance during 2013. As discussed below and detailed in our annual report on Form 10-K, in 2013 Hercules posted a 52.0% increase in net investment income to approximately $73.1 million on record levels of total investment income of approximately $139.7 million. Our financial position at the conclusion of 2013 was also strong as evidenced by our $373.4 million of available liquidity at December 31, 2013.

The total realized shareholder return on our common stock during fiscal 2013 was approximately 59%*, which ranked first against our Current Peer Group (as defined below under “—Assessment of Market Data; Changes to Peer Group”). In addition to our 2013 financial results, the following graph details the total shareholder return to our shareholders during the last five years, as compared to our Current Peer Group, the Standard & Poor’s 500 Stock Index and the Dow Jones Industrial Average:

We believe our compensation actions relating to 2013 corporate and individual performance illustrate an alignment between the compensation of our named executive officers, or NEOs, during 2013, and the performance of Hercules on an absolute and relative basis. We further believe that our executive compensation programs utilize an effective mix of short- and long-term compensation components determined relative to key measures of our performance and the returns enjoyed by our shareholders. Consistent with our pay-for-performance philosophy, our compensation committee will make future compensation decisions in light of our performance, and, if our future performance were to lag behind our peers, our compensation committee would adjust NEO compensation accordingly.

*	For purposes of this calculation and comparison, total shareholder return is calculated as price appreciation plus reinvestment of dividends and the compounding effect of dividends paid on reinvested dividends.

This Compensation Discussion and Analysis, or CD&A, provides information relating to the following NEOs during 2013.

Name	Title
Manuel Henriquez	Chairman, President and Chief Executive Officer, or CEO
Jessica Baron	Chief Financial Officer, or CFO
Parag Shah	Senior Managing Director and Life Science Group Head
Scott Bluestein	Chief Credit Officer, or CCO
Todd Jaquez-Fissori(1)	Senior Managing Director and Clean Technology Group Head

(1)	Mr. Fissori resigned from Hercules as of April 25, 2014.

Compensation Philosophy and Objectives

Our compensation committee developed our 2013 compensation program, and the compensation paid to our NEOs during 2013 was approved by all of our independent directors. Our compensation programs are intended to align the interests of our shareholders with the interests of management, and to reward our NEOs for their collective and independent contributions to our performance. Our compensation programs are intended to, among other things:

•

provide the compensation and incentives necessary to attract, motivate and retain key executives critical to our continued success and growth, while also aligning management interests with the interests of our shareholders,

•	focus management behavior and decision-making on goals that are consistent with the overall strategy of the business,

•	ensure a linkage between NEO compensation and individual contributions to our performance, and

•	manage risk appropriately.

We believe that our continued success during 2013 was attributable to our ability to motivate and retain and motivate our outstanding executive talent through the use of both current and long-term incentive compensation programs, especially in an environment of competition for top-quality executive talent in the venture debt industry.

Overview

Our compensation objectives are achieved through our executive compensation program, which for 2013 consisted of the following elements:

Compensation Element	Form of Compensation	Compensation Objective
Annual Base Salary	Cash paid on a regular basis throughout the year	Provide a level of fixed income that is competitive and allows us to retain and attract executive talent
Annual Cash Bonus Awards	Cash awards paid on an annual basis following year-end	Reward executives who contribute to our financial performance and strategic success during the year, and reward individual NEO achievements
Long-Term Equity Incentive Awards	Equity incentive awards vesting ratably over three years based on continued employment with Hercules	Reward executives who contribute to our success through the creation of shareholder value and to provide meaningful retention incentives, and reward individual NEO achievements

Our compensation committee has also designed our compensation programs to reflect what it believes to be certain best practices in executive compensation. In particular:

•	we discontinued the practice of granting short-term equity awards, i.e., restricted stock awards that vest over two years,

•	we do not have employment agreements with any of our NEOs,

•	we do not provide for cash severance payments or change of control benefits,

•	we do not have guaranteed retirement benefits,

•	we do not provide our NEOs with executive perquisite allowances beyond the benefit programs offered to all of our employees,

•	we maintain stock ownership guidelines that require members of senior management to own at least two times his or her annual salary in our common stock, and

•

our compensation committee engaged an independent compensation consultant in connection with its review of incentive compensation to be paid with respect to 2013 and to assist in the design of compensation structures applicable to 2014 and future fiscal periods.

As discussed below under “—Annual Cash Bonuses”, Hercules experienced strong financial performance during 2013. We believe that the compensation package paid to each NEO with respect to our 2013 performance appropriately rewarded each NEO for his or her contribution to such performance.

Response to 2013 Shareholder Advisory Vote on Executive Compensation

At our 2013 annual meeting of shareholders, we provided our shareholders with the opportunity to cast an advisory vote on say-on-pay with respect to NEO compensation disclosed in our proxy statement for the 2013 annual meeting. As reported, 48% of our shareholders voted in favor of this advisory vote.

In response to the less-than-majority support of our 2013 advisory vote on executive compensation, we sought feedback from our top 25 institutional shareholders who collectively held approximately 35% of our outstanding shares as of December 31, 2013. Through this outreach program, we engaged in direct dialogue with our largest institutional shareholders to gain broad-based insights on our executive compensation and corporate governance practices in an effort to provide clarity about our compensation practices and to better understand and address their concerns. Our compensation committee has considered this feedback in connection with its compensation decisions for 2013, and, in coordination with our compensation consultant, revised our peer group to better align it with our business. Our compensation committee reviewed in detail our company-specific performance factors (as further discussed below under “—Assessment of Hercules Performance”) against those of our revised, Current Peer Group in its evaluation of compensation paid with respect to 2013. Further, our compensation committee is continuing its work with our compensation consultant to review and evaluate the insights gained from this outreach and to design compensation structures intended to even more closely align NEO compensation with our performance.

Establishing Compensation Levels

Our compensation committee provides primary oversight of our compensation programs, including the design and administration of executive compensation plans, assessment and setting of corporate performance, as well as individual performance, metrics, and the approval of executive compensation. In addition, our compensation committee retains an independent compensation consultant, and where appropriate, discusses compensation–related matters with our CEO, as it relates to the other NEOs.

Role of Compensation Committee

Our compensation committee is comprised entirely of independent directors who are also non-employee directors as defined in Rule 16b-3 under the Securities Exchange Act of 1934, as amended, referred to as the 1934 Act, independent directors as defined by the NYSE rules, and are not “interested persons” of Hercules, as defined by Section 2(a)(19) of the Investment Company Act of 1940, as amended, referred to as the 1940 Act. Messrs. Badavas, Chow and Woodward are the members of the compensation committee, and Mr. Woodward chairs the committee.

Our compensation committee operates pursuant to a charter that sets forth the mission of the committee and its specific goals and responsibilities. A key component of our compensation committee’s goals and responsibilities is to evaluate and make recommendations to our board regarding the compensation of our NEOs, and to review their performance relative to their compensation to assure that they are compensated effectively in a manner consistent with the compensation philosophy discussed above. In addition, our compensation committee evaluates and makes recommendations to our board regarding the compensation of the directors for their services. Annually, our compensation committee:

•

evaluates our CEO’s performance to ensure that the compensation program is designed to achieve the objectives of retaining and properly rewarding our CEO appropriately for his contributions to corporate performance,

•

reviews our CEO’s evaluation of the other NEOs’ performance to ensure that the compensation program is designed to achieve the objectives of retaining and properly rewarding our other NEOs appropriately for their contributions to corporate performance,

•	determines and approves the compensation paid to our CEO, and

•	with input from our CEO, reviews and approves the compensation of the other NEOs.

Our compensation committee periodically reviews our compensation programs and equity incentive plans to ensure that such programs and plans are consistent with our corporate objectives and appropriately align our NEOs’ interests with those of our shareholders. Our compensation committee also administers our stock incentive arrangements with our NEOs and other employees. Our compensation committee may not delegate its responsibilities discussed above.

Role of Compensation Consultant

Our compensation committee has engaged Frederic W. Cook & Co., Inc., referred to as F.W. Cook, as an independent outside compensation consultant to assist the compensation committee and provide advice on a variety of compensation matters relating to CEO compensation, compensation paid to our other NEOs, peer group selection, compensation program design, market and industry compensation trends, director compensation levels and regulatory developments. F.W. Cook was hired by and reports directly to the compensation committee. While F. W. Cook may work directly with our CEO or other members of management on behalf of the compensation committee, any such work is under the control and supervision of the compensation committee. Our compensation consultant does not provide any other services to Hercules. The compensation committee has assessed the independence of F.W. Cook pursuant to the NYSE rules, and Hercules has concluded that the consultant’s work for the compensation committee did not raise any conflicts of interest.

Role of Chief Executive Officer

From time to time and at our compensation committee’s request, our CEO will attend limited and selected portions of the committee’s meetings to discuss our performance and compensation-related matters. Our CEO does not attend executive sessions of the committee, unless invited by our compensation committee. While he does not participate in any deliberations relating to his own compensation, our CEO reviews on at least an annual basis the performance of each of the other NEOs and other executive officers. Based on these performance reviews and our overall performance, our CEO makes recommendations to our compensation committee on any changes to base salaries, incentive compensation awards and equity awards. Our compensation committee considers the recommendations submitted by our CEO, as well as data and analysis provided by management and F.W. Cook, but retains full discretion to approve or recommend for board approval all executive and director compensation.

Assessment of Market Data; Changes to Peer Group

To determine the competitiveness of executive compensation levels, our compensation committee analyzes market data of certain companies, including internally and externally managed BDCs, private equity firms and other asset management and financial services companies.

During 2012, the compensation committee primarily looked to a comparative group of companies to perform compensation comparisons. That comparative group of companies comprised: American Capital, Ltd.; BofI Holdings, Inc.; Bridge Capital Holdings; Capital Southwest Corporation; Fortress Investment Group LLC; ICG Group, Inc.; KCAP Financial, Inc.; Main Street Capital Corporation; MCG Capital Corporation; PacWest Bancorp; SVB Financial Group; and Triangle Capital Corporation.

During 2014, our compensation committee, based on the advice of F.W. Cook, performed a review of our peer group. Based on this review, and the advice of F.W. Cook, our compensation committee approved changes to our peer group to better align our peer group to our business. This revised peer group, referred to as the Current Peer Group, was used as a factor in determining the annual cash bonus awards made with respect to 2013 (which were paid in 2014), along with the various performance considerations further described below under “—Annual Cash Bonus Awards”.

The Current Peer Group consists of the following 20 internally managed and externally managed BDCs:

Internally Managed	Externally Managed
American Capital	Apollo Investment
Capital Southwest	Ares Capital
KCAP Financial	BlackRock Kelso Capital
Main Street Capital	Fifth Street Finance
MCG Capital	Golub Capital BDC
Medallion Financial	Medley Capital
Triangle Capital	New Mountain Finance
PennantPark Investment
Prospect Capital
Solar Capital
TCP Capital
THL Credit
TICC Capital

The following table provides further financial information with respect to the Current Peer Group as of December 31, 2013.

		Financials ($M)
Company Name	Mgmt	Revenue	Assets	Market Cap as of 12/31/13
Ares Capital Corp	E	$882	$8,142	$5,252
American Capital Ltd	I	$487	$6,009	$4,418
Prospect Capital Corp	E	$626	$5,194	$3,189
Apollo Investment Corp	E	$370	$3,380	$1,905
Fifth Street Finance Corp	E	$241	$2,454	$1,287
Solar Capital Ltd	E	$164	$1,708	$1,000
Main Street Capital Corp	I	$116	$1,360	$1,298
BlackRock Kelso Capital Corp	E	$132	$1,282	$694
PennantPark Investment Corp	E	$131	$1,255	$772
Golub Capital BDC Inc	E	$91	$1,265	$827
New Mountain Finance Corp	E	$115	$1,148	$679
TICC Capital Corp	E	$105	$998	$551
Triangle Capital Corp	I	$101	$815	$765
Medley Capital Corp	E	$103	$885	$557
TCP Capital Corp	E	$70	$803	$596
Capital Southwest Corp	I	$11	$780	$532
THL Credit Inc	E	$75	$673	$559
Medallion Financial Corp.	I	$36	$595	$358
MCG Capital Corp	I	$50	$514	$313
KCAP Financial Inc	I	$48	$459	$269

		Financials ($M)
Company Name	Mgmt	Revenue	Assets	Market Cap as of 12/31/13
All Companies (n=20)
75th Percentile		$183	$1,895	$1,290
Median		$110	$1,202	$730
25th Percentile		$73	$797	$555
Hercules Tech Growth Cap		$140	$1,222	$1,013

*	“E” signifies that the BDC is externally managed, and “I” signifies that the BDC is internally managed

The items taken into account by our compensation committee include, but are not limited to, base compensation, bonus compensation, restricted stock awards, carried interest and other compensation paid by other internally managed and externally managed BDCs, including the 2% base management fee and 20% incentive fee generally charged by externally managed BDCs. In addition to actual levels of compensation, our compensation committee also analyzed the approach other BDCs were taking with regard to their compensation practices. However, our compensation committee does not specifically benchmark the compensation of our NEOs against that paid by other companies with publicly traded securities because, in addition to our Current Peer Group, our competitors for executive talent also include private equity firms, venture capital firms, mezzanine lenders, hedge funds and other specialty finance companies that do not publicly disclose compensation paid to individual executive officers.

Assessment of Hercules Performance

In determining annual compensation for our NEOs, our compensation committee analyzes and evaluates the individual achievements and performance of our NEOs as well as the overall operating performance and achievements of Hercules. We believe that the alignment of (i) our business plan, (ii) shareholder expectations and (iii) our employee compensation is essential to long-term business success in the interest of our shareholders and employees and to our ability to attract and retain executive talent, especially in an environment of competition for top-quality executive talent in the venture debt industry. Our business plan involves taking on investment risk over an extended period of time, and a premium is placed on our ability to maintain stability and growth of net asset values as well as continuity of earnings growth to pass through to shareholders in the form of recurring dividends over the long term. Our strategy is to generate income and capital gains from our investments in the debt with warrant securities, and to a lesser extent direct equity, of our portfolio companies. This income supports the anticipated payment of dividends to our shareholders. Therefore, a key element of our return to shareholders is current income through the payment of dividends. This recurring payout requires a methodical asset acquisition analyses as well as highly active monitoring and management of our investment portfolio over time. To accomplish these functions, our business requires implementation and oversight by management and key employees with highly specialized skills and experience in the venture debt industry. A substantial part of our employee base is dedicated to the generation of new investment opportunities to allow us to sustain and grow dividends and to the maintenance of asset values in our portfolio.

In reviewing and approving the compensation packages for our NEOs and other key employees, our compensation committee considers numerous factors relative to both the performance and achievement of our strategic and corporate objectives, executive performance factors and the individual performance of each of our NEOs. The most significant company-specific performance factors considered by our compensation committee include the following, among others:

•	performance against annual gross commitment origination goals,

•	performance against annual gross funding goals,

•	gross new commitment yields,

•	our efficiency ratio, which measures the ratio of our compensation and administrative expenses versus our revenues,

•	total and net investment income,

•	net investment margin,

•	realized and unrealized gains and losses,

•	overall credit performance,

•	liquidity levels,

•	total shareholder return,

•	return on shareholder’s equity, based on net investment income, and

•	return on average assets, based on net investment income.

Elements of Executive Compensation and 2013 Compensation Determinations

Base Salary

We believe that base salaries are a fundamental element of our compensation program. Our compensation committee establishes base salaries for each NEO to reflect (i) the scope of the NEO’s industry experience, knowledge and qualifications, (ii) the NEO’s position and responsibilities and contributions to our business growth and (iii) salary levels and pay practices of those companies with whom we compete for executive talent.

Our compensation committee considers base salary levels at least annually as part of its review of the performance of NEOs and from time to time upon a promotion or other change in job responsibilities. During its review of base salaries for our executives, the compensation committee primarily considers: individual performance of the executive, including leadership and execution of strategic initiatives and the accomplishment of business results for our company; market data provided by our compensation consultant; our NEOs total compensation, both individually and relative to our other NEOs; and for NEOs other than the CEO, the base salary recommendations of our CEO.

At its meeting on March 4, 2013, recognizing the continuing compensation objectives of retaining its senior management team, our compensation committee approved salary increases for Ms. Baron, Mr. Bluestein and Mr. Jaquez-Fissori. Also, on March 4, 2013, our compensation committee approved a 3% increase in base salary for Messrs. Henriquez and Shah. These salary increases for our NEOs are set forth in the table below.

NEO	2012 Base Salary	2013 Base Salary
Manuel Henriquez	$735,000	$757,050
Jessica Baron	$235,000	$285,000
Parag Shah	$337,050	$347,162
Scott Bluestein	$270,000	$300,000
Todd Jaquez-Fissori(1)	$225,000	$260,000

(1)	Mr. Fissori resigned from Hercules as of April 25, 2014.

Annual Cash Bonus Awards

During 2013, our compensation committee, together with input from our CEO, developed a specific bonus pool for the 2013 operating year to be available for our annual cash bonus program. The amount determined to be available for our annual cash program was dependent upon many factors, including those outlined previously under “—Assessment of Hercules Performance”.

Our compensation committee designs our annual cash bonuses to motivate our NEOs to achieve financial and non-financial objectives consistent with our operating plan. As a general guideline, our compensation committee generally targets cash bonuses to amounts equal to 50% to 100% of an NEO’s base salary; however, such bonus amounts may exceed these targets in the event of exceptional company and individual performance. However, our compensation committee retains discretion in the sizing and awarding of cash bonuses for each NEO to ensure that individual bonus determinations appropriately balance the interests of our shareholders, while rewarding an NEO’s contributions to our performance. Accordingly, should actual company and NEO performance exceed expected performance during the year, our compensation committee may adjust individual cash bonuses to take such superior performance into account. Conversely, where an NEO’s performance is below expectations, our compensation committee will determine the NEO’s annual cash bonus in light of such performance.

We typically determine and award cash bonuses for our NEOs during the first quarter of the following year. In evaluating the performance of our NEOs to arrive at their 2013 cash bonus awards, our compensation committee considered the performance factor achievements discussed above under “—Assessment of Hercules Performance,” and the committee compared our performance and the returns of our shareholders against the performance and shareholder returns of other BDCs. Our compensation committee also considered the following aspects of our 2013 operating performance in the sizing of the bonus pool with respect to 2013 and in the determination of specific NEO cash bonus awards:

•	Shareholder Return—The total realized shareholder return on our common stock during fiscal 2013 was approximately 59%, which ranked first against our Current Peer Group (the 100th percentile)*.

•	Originations—We had record origination levels of approximately $705.0 million in debt and equity commitments to new and existing portfolio companies.

•

Total Investment Income—We had a record level of total investment income of approximately $139.7 million, an increase of 43.3% compared to $97.5 million in the fiscal year ended December 31, 2012, or fiscal 2012.

•

Net Investment Income—We increased our net investment income, or NII, by 52.0% to approximately $73.1 million, as compared to $48.1 million for fiscal 2012. NII per share increased by approximately 27.1% to $1.22 on 58.8 million basic weighted average shares outstanding, as compared to $0.96 per share on 49.1 million basic weighted average shares outstanding for fiscal 2012.

•

Strong Liquidity Position—We finished fiscal 2013 in a strong liquidity position with approximately $373.4 million in available liquidity, including $268.4 million in cash and $105.0 million in bank credit facility availability.

•	Record Level of M&A and IPO Exits—Our portfolio companies announced or completed 27 liquidity (M&A and IPOs) events during 2013, the highest in our history.

Our compensation committee further reviewed each NEOs’ specific performance achievements and contributions to our 2013 financial performance.

When sizing our cash bonus pool and allocating bonus awards, our compensation committee also evaluated the total compensation paid to our NEOs and other employees against the expense ratios of other BDCs. With respect to 2013, the committee considered company-wide compensation expense as a percentage of average assets among the peers in the Current Peer Group. For the fiscal year ended December 31, 2013, our compensation expense fell between the 25th percentile and the median of the Current Peer Group.

*	For purposes of this calculation and comparison, total shareholder return is calculated as price appreciation plus reinvestment of dividends and the compounding effect of dividends paid on reinvested dividends.

Based on the foregoing considerations and analysis, and after due deliberation, our compensation committee awarded our NEOs the following annual cash bonuses with respect to 2013:

NEO	2013 Cash Bonus Award	As Percentage of 2013 Base Salary
Manuel Henriquez	$1,136,000	150%
Jessica Baron	$271,000	95%
Parag Shah	$350,000	100%
Scott Bluestein	$360,000	120%
Todd Jaquez-Fissori(1)	$312,000	120%

(1)	Mr. Fissori resigned from Hercules as of April 25, 2014.

Long-Term Equity Incentive Compensation

Our long-term equity incentive compensation is designed to develop a strong linkage between pay and our strategic goals and performance, as well as to align the interests of our NEOs, and other executives and key employees, with those of our shareholders by awarding long-term equity incentives in the form of stock options and restricted stock. These awards are made pursuant to our 2004 Equity Incentive Plan, as amended, referred to as the 2004 Plan.

Initial Option Grants

Historically, we have issued option awards under our 2004 Plan upon initial employment. These options generally vest, subject to continued employment, over a period of four years. Options are granted as incentive stock options, within the meaning of Section 422 of the Internal Revenue Code, to the extent permitted, with the remainder granted as nonqualified stock options. The exercise price for option grants under our 2004 Plan is equal to the closing price of our common stock on the NYSE on the date that such grant is approved by our board.

During 2013, none of our NEOs received an option award, and no stock options were awarded to our NEOs for the 2012 fiscal year.

Restricted Stock Awards

In May 2007, we received SEC exemptive relief, and our shareholders approved amendments to the 2004 Plan, permitting us to grant restricted stock awards. We believe that annual restricted stock awards to our NEOs are a critical part of our compensation program as they allow us to:

•	align our business plan, shareholders interests and employee concerns,

•	manage dilution associated with equity-based compensation,

•	match the return expectations of the business more closely with our equity-based compensation plan, and

•	retain key management talent.

In our view, restricted stock motivates performance that is more consistent with the type of return expectations that we have established for our shareholders. Accordingly, our compensation committee awards annual restricted stock award grants to our NEOs. These awards typical vest over three years.

For 2013, when determining the size of restricted stock grants for our NEOs, our compensation committee assessed each NEO’s individual performance, our overall company performance, as well as the levels of equity compensation paid by other companies with whom we compete for executive talent.

Based on this performance assessment, and after due consideration, our compensation committee, on March 4, 2013, awarded the following short-term and long-term equity incentive awards, in the form of restricted stock, to our NEOs related to their performance during the prior fiscal year as set forth in the tables below. The value of the restricted stock awards listed below was determined to be the closing price of our common stock on the NYSE on March 4, 2013, the date of restricted stock award grants. These restricted stock awards vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months.

Short-term Awards

	Grant Date	2013 Short-term Restricted Stock Awards	Fair Value of Restricted Stock Awards
Manuel Henriquez	03/04/2013	103,774	$1,320,005
Jessica Baron	03/04/2013	14,151	$180,001
Parag Shah	03/04/2013	15,330	$194,998
Scott Bluestein	03/04/2013	15,723	$199,997
Todd Jaquez-Fissori	03/04/2013	13,267	$168,756

Long-term Awards

	Grant Date	2013 Long-term Restricted Stock Awards	Fair Value of Restricted Stock Awards
Manuel Henriquez	03/04/2013	196,540	$2,499,989
Jessica Baron	03/04/2013	18,082	$230,003
Parag Shah	03/04/2013	51,101	$650,005
Scott Bluestein	03/04/2013	39,308	$499,998
Todd Jaquez-Fissori	03/04/2013	9,827	$124,999

Limitations on Grants Under 2004 Plan; Other Plan Terms

The 2004 Plan limits the combined maximum amount of restricted stock that may be issued under both of our 2004 Plan and our 2006 Non-Employee Director Plan to 10% of the outstanding shares of our stock on the effective date of the 2004 Plan and 2006 Non-Employee Director Plan plus 10% of the number of shares of stock issued or delivered by us during the terms of the 2004 Plan and 2006 Non-Employee Director Plan. The prior amendments approved under our 2004 Plan further specify that no one person will be granted awards of restricted stock relating to more than 25% of the shares available for issuance under the 2004 Plan. Further, the amount of voting securities that would result from the exercise of all our outstanding warrants, options and rights, together with any restricted stock issued pursuant to the 2004 Plan and 2006 Non-Employee Director Plan, at the time of issuance will not exceed 25% of our outstanding voting securities, except that if the amount of voting securities that would result from such exercise of all of our outstanding warrants, options and rights issued to our directors and executive officers, together with any restricted stock issued pursuant to the 2004 Plan and 2006 Non-Employee Director Plan, would exceed 15% of our outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued pursuant to the 2004 Plan and 2006 Non-Employee Director Plan, at the time of issuance will not exceed 20% of our outstanding voting securities.

All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awards vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months.

Eligibility includes all of our NEOs. Each grant of restricted stock under the 2004 Plan to our NEOs will contain such terms and conditions, including consideration and vesting, as our Board deems appropriate and as allowed for within the provisions of the 2004 Plan. Under the 2006 Non-Employee Director Plan, restricted stock vests one-third each year on the anniversary of the date of the grant over a three-year period.

2014 Restricted Stock Awards

In April 2014, our compensation committee further assessed each NEO’s individual performance, our overall company performance and the levels of equity compensation paid by other companies with whom we compete for executive talent. Based on this assessment, and after due consideration, our compensation committee awarded the following long-term equity incentive awards, in the form of restricted stock, in the amounts and on the dates set forth in the tables below. As previously noted, our compensation committee discontinued the use of short-term equity awards, and the awards listed below have the three-year vesting terms noted below.

	Grant Date	Long-Term Restricted Stock Awards		Fair Value of Restricted Stock Awards on Grant Date(3)
Manuel Henriquez	04/10/2014	275,000	(1)	$3,792,250
	04/15/2014	160,000	(2)	$2,200,000

Jessica Baron	04/10/2014	20,000	(1)	$275,800
	04/14/2014	17,500	(2)	$242,025

Parag Shah	04/10/2014	60,000	(1)	$827,400
	04/14/2014	75,000	(2)	$1,037,250

Scott Bluestein	04/10/2014	25,000	(1)	$344,750
	04/14/2014	45,000	(2)	$622,350

Todd Jaquez-Fissori(4)	04/10/2014	20,000	(1)	$275,800
	04/14/2014	30,000	(2)	$414,900

(1)	Restricted stock award vests as to one-fourth on the 11-month anniversary of the date of grant and quarterly over the succeeding 36 months.
(2)	Restricted stock award vests one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months.
(3)	Based on the closing prices per share of our common stock of $13.79 and $13.83 on April 10, 2014 and April 14, 2014, respectively.
(4)	Mr. Fissori resigned from Hercules as of April 25, 2014.

Other Elements of Compensation; Benefits and Perquisites; Change of Control Payments

Severance

No NEO or employee of the Company has a written severance agreement.

Benefits and Perquisites

Our NEOs receive the same benefits and perquisites as other full-time employees. Our benefits program is designed to provide competitive benefits and is not based on performance. Other than the benefits described below, our NEOs do not receive any other benefits, including retirement benefits, or perquisites from Hercules. Our NEOs and other full-time employees receive general health and welfare benefits, which consist of life, long-term and short-term disability, health, dental, vision insurance benefits and the opportunity to participate in our defined contribution 401(k) plan. During 2013, our 401(k) plan provided for a match of contributions by the company for up to $17,000 per full-time employee.

Potential Payments Upon Termination or Change of Control

No NEO or employee of Hercules has a written employment agreement.

Upon specified covered transactions (as defined in the 2004 Plan), in which there is an acquiring or surviving entity, our board may provide for the assumption of some or all outstanding awards, or for the grant of new awards in substitution, by the acquirer or survivor or an affiliate of the acquirer or survivor, in each case on such terms and subject to such conditions as our board determines. In the absence of such an assumption or if there is no substitution, except as otherwise provided in the award, each award will become fully exercisable prior to the covered transaction on a basis that gives the holder of the award a reasonable opportunity, as determined by our board, to participate as a shareholder in the covered transaction following exercise, and the award will terminate upon consummation of the covered transaction. A covered transaction includes the following: (i) a merger or other transaction in which the company is not the surviving corporation or which results in the acquisition of all or substantially all of our then outstanding common stock by a single person or entity or by a group of persons and/or entities; (ii) a sale of substantially all of our assets; (iii) a dissolution or liquidation of Hercules; or (iv) a change in a majority of our board’s composition unless approved by a majority of the directors continuing in office.

Internal Pay Equity Analysis

Our compensation program is designed with the goal of providing compensation to our NEOs that is fair, reasonable, and competitive. To achieve this goal, we believe it is important to compare compensation paid to each NEO not only with compensation in our comparative group companies, as discussed above, but also with compensation paid to each of our other NEOs. Such an internal comparison is important to ensure that compensation is equitable among our NEOs.

As part of our compensation committee’s review, we made a comparison of our CEO’s total compensation paid for the year ending December 31, 2013 against that paid to our other NEOs during the same year. Upon review, our compensation committee determined that our CEO’s compensation relative to that of our other NEOs was justified relative to the compensation paid to our other NEOs because of his level and scope of responsibilities, expertise and performance history, and other factors deemed relevant by our compensation committee, as compared to the other NEOs. Our compensation committee also reviewed the mix of the individual elements of compensation paid to our NEOs for this period. In the course of its review, our compensation committee also considered the individual performance of each NEO and any changes in responsibilities of the NEO. Based on its review, our compensation committee determined that our CEO’s total compensation comprised of base salary, annual cash bonus and short and long-term equity incentive and retention awards was properly aligned in comparison to total compensation paid to the other NEOs.

Stock Ownership Guidelines

We maintain stock ownership guidelines, which are outlined in our Corporate Governance Guidelines, because we believe that material stock ownership by our executives plays a role in effectively aligning the interests of these employees with those of our shareholders and strongly motivates our executives to build long-term shareholder value. Pursuant to our stock ownership guidelines, each member of senior management is required to beneficially own at least two times the individual’s annual salary in Hercules common stock, based on market value, within three years of joining Hercules. Our Board may make exceptions to this requirement based on particular circumstances. Each NEO has exceeded his respective guideline as of April 21, 2014.

Tax and Accounting Matters

Stock-Based Compensation. We account for stock-based compensation, including options and shares of restricted stock granted pursuant to our 2004 Equity Incentive Plan and 2006 Non-Employee Director Plan in accordance with the requirements of FASB ASC Topic 718. Under the FASB ASC Topic 718, we estimate the fair value of our option awards at the date of grant using the Black-Scholes-Merton option-pricing model, which requires the use of certain subjective assumptions. The most significant of these assumptions are our estimates on the expected term, volatility and forfeiture rates of the awards. Forfeitures are not estimated due to our limited history but are reversed in the period in which forfeiture occurs. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value stock-based awards granted in future periods. We estimate the fair value of our restricted stock awards based on the grant date market closing price.

Deductibility of Executive Compensation. When analyzing both total compensation and individual elements of compensation paid to our NEOs, our compensation committee considers the income tax consequences to Hercules of its compensation policies and procedures. In particular, our compensation committee considers Section 162(m) of the Internal Revenue Code, which limits the deductibility of non-performance-based compensation paid to certain of the NEOs to $1,000,000 per affected NEO. Our compensation committee intends to balance its objective of providing compensation to our NEOs that is fair, reasonable, and competitive with the company’s capability to take an immediate compensation expense deduction. Our board believes that the best interests of Hercules and our shareholders are served by executive compensation programs that encourage and promote our principal compensation philosophy, enhancement of shareholder value, and permit our compensation committee to exercise discretion in the design and implementation of compensation packages. Accordingly, we may from time to time pay compensation to our NEOs that may not be fully tax deductible, including certain bonuses and restricted stock. Stock options granted under our stock plan are intended to qualify as performance-based compensation under Section 162(m) and are generally fully deductible. We will continue to review our executive compensation plans periodically to determine what changes, if any, should be made as a result of the limitation on deductibility.

Compensation Committee Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussions with management, we recommend to the board that the Compensation Discussion and Analysis be included in Hercules Technology Growth Capital, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Risk Assessment of the Compensation Programs

Our board believes that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Hercules. We have designed our compensation programs, including our incentive compensation plans, with specific features to address potential risks while rewarding employees for achieving long-term financial and strategic objectives through prudent business judgment and appropriate risk taking. The “Compensation Discussion and Analysis” section describes generally our compensation policies and practices that are applicable for executive and management employees. We use common variable compensation designs across all employees of Hercules with a significant focus on individual performance and contribution along with achievement of certain corporate objectives as generally described in the foregoing Compensation Discussion and Analysis.

In view of the current economic and financial environment, our compensation committee and our board reviewed our compensation programs to assess whether any aspect of the programs would encourage any of our employees to take any unnecessary or inappropriate risks that could threaten the value of Hercules. Our compensation committee has designed our compensation programs to reward our employees for achieving annual profitability and long-term increase in stockholder value.

Our board recognizes that the pursuit of corporate objectives possibly leads to behaviors that could weaken the link between pay and performance, and, therefore, the correlation between the compensation delivered to employees and the return realized by shareholders. Accordingly, our compensation committee has designed our executive compensation program to mitigate these possibilities and to ensure that our compensation practices and decisions are consistent with our risk profile. These features include the following:

•	bonus payouts and short-term equity incentive awards that are not based solely on corporate performance objectives, but also require achievement of individual performance objectives,

•	the financial opportunity in our long-term equity incentive program that is best realized through long-term appreciation of our stock price, which mitigates excessive short-term risk-taking,

•	annual cash bonuses that are paid in one installment after the end of the fiscal year to which the bonus payout relates, and

•	final decision making by our compensation committee and our board on all awards.

Additionally, our compensation committee considered an assessment of compensation-related risks for all of our employees. Based on this assessment, the committee concluded that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on Hercules. In making this evaluation, our compensation committee reviewed the key design elements of our compensation programs in relation to industry “best practices,” as well as the means by which any potential risks may be mitigated, such as through our internal controls and oversight by management and our board. In addition, management completed an inventory of incentive programs below the executive level and reviewed the design of these incentives and concluded that such incentive programs do not encourage excessive risk-taking.

Executive Compensation Tables

Summary Compensation Table

The following table provides information concerning the compensation earned by our NEOs for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Manuel Henriquez	2013	$757,050	$1,136,000	$3,819,994	$639,950	$6,352,994
Chairman & Chief Executive Officer	2012	$735,000	$880,000	$2,648,450	$439,683	$4,703,133
	2011	$735,000	$825,000	$1,395,000	$288,834	$3,243,834

Jessica Baron	2013	$285,000	$287,442	$410,004	$106,821	$1,089,267
Chief Financial Officer	2012	$235,000	$180,000	$653,600	$69,720	$1,138,320
	2011	$175,000	$85,000	$139,500	$19,701	$419,201

Parag Shah	2013	$347,162	$350,000	$845,003	$225,899	$1,768,064
Senior Managing Director and Life Science Group Head	2012	$337,050	$195,000	$1,140,455	$212,965	$1,885,470
	2011	$337,050	$275,000	$697,500	$160,652	$1,470,202

Scott Bluestein	2013	$300,000	$360,000	$699,995	$107,645	$1,467,640
Chief Credit Officer	2012	$270,000	$185,000	$378,350	$45,075	$878,425
	2011	$250,000	$135,000	$83,700	$7,033	$475,733

Todd Jaquez-Fissori	2013	$260,000	$312,000	$293,755	$80,056	$945,811
Former Senior Managing Director and Energy Technology Group Head(5)	2012	$225,000	$225,000	$439,450	$44,550	$934,000
	2011	$175,000	$145,000	$111,600	$6,600	$438,200

(1)	Salary column amounts represent base salary compensation received by each NEO for the listed fiscal year.
(2)	Bonus column amounts represent the annual cash bonus earned during the fiscal year and awarded and paid out during the first quarter of the following fiscal year. The bonus amount for Ms. Baron includes a one-time bonus payment of $16,442, which was awarded to her on September 12, 2013 in light of her strong continued performance during 2013.
(3)	The amounts reflect the aggregate grant date fair value of restricted stock awards made to our NEOs during the applicable year computed in accordance with FASB ASC Topic 718. The grant date fair value of each restricted stock award is measured based on the closing price of our common stock on the date of grant.
(4)	Represents matching contributions under our 401(k) plan of (a) $17,000 in 2013 to Messrs. Henriquez, Shah, Bluestein and Jacquez-Fissori and Ms. Baron, (b) $6,500 in 2012 to Messrs. Henriquez, Shah, Bluestein and Jacquez-Fissori and Ms. Baron, (c) $6,500 in 2011 to Messrs. Henriquez, Shah and Ms. Baron, and (d) $2,083 to Mr. Bluestein in 2011. Dividends to Messrs. Henriquez, Shah, Bluestein, Jacquez-Fissori, and Ms. Baron in the amount of $622,950, $208,899, $90,645, $63,056 and $89,821, respectively, were paid on unvested restricted stock awards during 2013. Dividends to Messrs. Henriquez, Shah, Bluestein, Jacquez-Fissori, and Ms. Baron in the amount of $433,183, $206,465, $38,575, $38,050 and $63,220, respectively, were paid on unvested restricted stock awards during 2012. Dividends to Messrs. Henriquez, Shah, Bluestein, Jaquez-Fissori, and Ms. Baron in the amount of $282,334, $154,152, $4,950, $6,600 and $13,201, respectively, were paid on unvested restricted stock awards during 2011. NEOs did not receive any other perquisites or personal benefits from Hercules.
(5)	Mr. Fissori resigned from Hercules as of April 25, 2014.

Grants of Plan Based Awards

The following table sets forth certain information with respect to the restricted stock awards granted during the fiscal year ended December 31, 2013 to each of our NEOs. No stock options were awarded to our NEOs during the fiscal year ended December 31, 2013.

Name and Principal Position	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1)	All Other Option Awards: Number of Securities Underlying Options	Grant Date Fair Value of Stock and Option Awards(2)
Short Term Awards
Manuel Henriquez	03/04/2013	103,774	—	$1,320,005
Chairman and Chief Executive Officer
Jessica Baron(3)	03/04/2013	14,151	—	$180,001
Chief Financial Officer
Parag Shah	03/04/2013	15,330	—	$194,998
Senior Managing Director and Life Sciences Group Head
Scott Bluestein	03/04/2013	15,723	—	$199,997
Chief Credit Officer
Todd Jaquez-Fissori(4)	03/04/2013	13,267	—	$168,756
Senior Managing Director and Clean Technology Group Head

Long Term Awards
Manuel Henriquez	03/04/2013	196,540	—	$2,499,989
Chairman and Chief Executive Officer
Jessica Baron(3)	03/04/2013	18,082	—	$230,003
Chief Financial Officer
Parag Shah	03/04/2013	51,101	—	$650,005
Senior Managing Director and Life Sciences Group Head
Scott Bluestein	03/04/2013	39,308	—	$499,998
Chief Credit Officer
Todd Jaquez-Fissori(4)	03/04/2013	9,827	—	$124,999
Former Senior Managing Director and Clean Technology Group Head

(1)	Restricted stock awards vest based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months. When payable, dividends are paid on a current basis on the unvested shares.
(2)	The amounts reflect the aggregate grant date fair value of restricted stock awards made to our NEOs during 2013 computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at Fiscal Year End

The following table shows outstanding stock option awards classified as exercisable and unexercisable and stock awards as of December 31, 2013 for each of the NEOs:

Name and Principal Position	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)
Manuel Henriquez	—	—	—	—	14,063	$230,633
Chairman and Chief Executive Officer	—	—	—	—	39,063	$640,633
	—	—	—	—	137,813	$2,260,133
	—	—	—	—	196,540	$3,223,256
	—	—	—	—	103,774	$1,701,894

Jessica Baron	—	—	—	—	344	$5,642
Chief Financial Officer	—	—	—	—	125	$2,050
	—	—	—	—	3,907	$64,075
	—	—	—	—	19,688	$322,883
	—	—	—	—	14,063	$230,633
	—	—	—	—	18,082	$296,545
	—	—	—	—	14,151	$232,076

Parag Shah	—	—	—	—	1,563	$25,633
Senior Managing Director and Life Science Group Head	—	—	—	—	6,563	$107,633
	—	—	—	—	19,532	$320,325
	—	—	—	—	59,344	$973,242
	—	—	—	—	15,330	$251,412
	—	—	—	—	51,101	$838,056

Scott Bluestein	95,539	—	$9.90	11/23/2017	2,344	$38,442
Chief Credit Officer					19,688	$322,883
	—	—	—	—	15,723	$257,857
	—	—	—	—	39,308	$644,651
	—	—	—	—	3,125	$51,250
	—	—	—	—	14,063	$230,633

Todd Jaquez-Fissori	—	—	—	—	9,688	$158,883
Former Senior Managing Director and Clean Technology Group Head	—	—	—	—	13,267	$217,579
	—	—	—	—	9,827	$161,163

(1)	Market value is computed by multiplying the closing market price of the Company’s stock at December 31, 2013 by the number of shares.

Options Exercised and Stock Vested

The following table sets forth certain information with respect to options exercised and the shares of restricted stock that vested during the fiscal year ended December 31, 2013 to each of our NEOs.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Current NEOs
Manuel Henriquez	798,116	$1,402,859	200,938	$2,731,718
Chairman & Chief Executive Officer

Jessica Baron	38,759	$60,468	31,249	$419,694
Chief Financial Officer

Parag Shah	394,055	$1,319,604	97,094	$1,320,086
Senior Managing Director and Life Science Group Head

Scott Bluestein	29,461	$114,723	17,187	$228,931
Chief Credit Officer

Todd Jaquez-Fissori	—	—	18,749	$257,027
Former Senior Managing Director and Clean Technology Group Head

Options Exercised and Stock Vested

The following table sets forth certain information with respect to options exercised and the shares of restricted stock that vested during the fiscal year ended December 31, 2013 to each of our NEOs.

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Current NEOs
Manuel Henriquez	798,116	$1,402,859	200,938	$2,731,718
Chairman & Chief Executive Officer

Jessica Baron	38,759	$60,468	31,249	$419,694
Chief Financial Officer

Parag Shah	394,055	$1,319,604	97,094	$1,320,086
Senior Managing Director and Life Science Group Head

Scott Bluestein	29,461	$114,723	17,187	$228,931
Chief Credit Officer

Todd Jaquez-Fissori	—	—	18,749	$257,027
Former Senior Managing Director and Clean Technology Group Head

Compensation Committee Interlocks and Insider Participation

All members of our compensation committee are independent directors and none of the members are present or past employees of Hercules. No member of our compensation committee: (i) has had any relationship with Hercules requiring disclosure under Item 404 of Regulation S-K under the Securities Exchange Act of 1934; or (ii) is an executive officer of another entity, at which one of our executive officers serves on our board.

Compensation of Directors

Our compensation committee has the authority from our board for the appointment, compensation and oversight of our outside compensation consultant. Our compensation committee generally engages a compensation consultant every other year to assist it with its responsibilities related to our director compensation program.

The following table discloses the cash, equity awards and other compensation earned, paid or awarded, as the case may be, to each of our directors during the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Robert P. Badavas	$167,000	—	—	$2,716	$169,716
Joseph W. Chow	$169,000	—	—	$2,716	$171,716
Allyn C. Woodward, Jr.	$184,000	—	—	$4,566	$188,566
Manuel A. Henriquez(3)	—	—	—	—	—

(1)	Messrs. Badavas, Chow and Woodward earned $117,000, $119,000 and $134,000, respectively, and each elected to receive an additional retainer fee of 3,445 shares of our common stock in lieu of cash. The total value of the shares issued to each of Mr. Badavas, Mr. Chow and Mr. Woodward for services in fiscal 2013 was $50,000.
(2)	Represents dividends paid on unvested restricted stock awards during 2013.
(3)	As an employee director, Mr. Henriquez does not receive any compensation for his service as a director. The compensation Mr. Henriquez receives as our chief executive officer is disclosed in the Summary Compensation Table.

As of December 31, 2013, Messrs. Badavas, Chow and Woodward had outstanding options in the amount of 5,000, 5,000 and 10,000, respectively. As of December 31, 2013, Messrs. Badavas, Chow and Woodward held unvested shares of restricted stock in the amount of 1,666, 1,666 and 3,333, respectively.

As compensation for serving on our board, each of our independent directors receives an annual fee of $50,000 and the chairperson of each committee receives an additional $15,000 annual fee. Each independent director also receives $2,000 for each board or committee meeting they attend, whether in person or telephonically. In 2013, we granted each independent director an additional retainer of $50,000, which was distributed as shares of common stock in lieu of cash. In addition, upon re-election to the board of directors, each independent director is granted an option to purchase 15,000 shares and an additional award of 5,000 shares of restricted stock; however, no such options or awards were granted in 2013 because the director re-elected to our board, Manuel Henriquez, is an interested, employee director and is not eligible to receive such a grant. Employee directors and non-independent directors do not receive compensation for serving on our board. In addition, we reimburse our directors for their reasonable out-of-pocket expenses incurred in attending board meetings.

Directors do not receive any perquisites or other personal benefits from us.

Under current SEC rules and regulations applicable to business development companies, referred to as a BDC, a BDC may not grant options or restricted stock to non-employee directors unless it receives exemptive relief from the SEC. We filed an exemptive relief request with the SEC to allow options and restricted stock to be issued to its non-employee directors, which was approved on October 10, 2007. On June 22, 2010, we received approval from the SEC regarding our exemptive relief request permitting its employees to exercise their stock options and restricted stock and pay any related income taxes using a cashless exercise program.

On June 21, 2007, our stockholders approved amendments to the 2004 Equity Incentive Plan and the 2006 Non-Employee Director Plan allowing for the grant of restricted stock. The 2004 Equity Incentive Plan and 2006 Non-Employee Director Plan limit the combined maximum amount of restricted stock that may be issued under both of the 2004 Equity Incentive Plan and 2006 Non-Employee Director Plan to 10% of the outstanding shares of our common stock on the effective date of the 2004 Equity Incentive Plan and 2006 Non-Employee Director Plan plus 10% of the number of shares of common stock issued or delivered by us during the terms of the 2004 Equity Incentive Plan and 2006 Non-Employee Director Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013, with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	(a) Number of Securities to be issued upon exercise of outstanding options, restricted stock and warrants	(b) Weighted-average exercise price of outstanding options, restricted stock and warrants	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2004 Equity Incentive Plan	813,923	$12.57	1,613,348
2006 Non-Employee Director Plan	20,000	$10.60	853,332
Equity compensation plans not approved by stockholders	—	—	—
Total	833,923	$11.59	2,466,680

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 21, 2014, the beneficial ownership of each current director, each nominee for director, our named executive officers for the year ended December 31, 2013, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of April 21, 2014 are deemed to be outstanding and beneficially owned by the person holding such options or warrants. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Percentage of ownership is based on 62,708,894 shares of common stock outstanding as of April 21, 2014.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, except to the extent authority is shared by their spouses under applicable law. Unless otherwise indicated, the address of all executive officers and directors is c/o Hercules Technology Growth Capital, Inc., 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301.

The Company’s directors are divided into two groups—interested directors and independent directors. Interested directors are “interested persons” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended, referred to as the 1940 Act.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class
Interested Director:
Manuel Henriquez(2)	2,102,208	3.4%

Independent Directors:
Robert P. Badavas(3)	135,399	*
Joseph W. Chow(4)	129,325	*
Allyn C. Woodward, Jr.(5)	228,611	*

Named Executive Officers:
Jessica Baron(6)	142,293	*
Parag Shah(7)	463,577	*
Scott Bluestein(8)	297,362	*
Todd Jaquez-Fissori(9)(11)	94,483	*

Executive officers and directors as a group (nine persons)(10)	5,597,258	5.5%

*	Less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.
(2)	Includes 782,938 shares of restricted stock. Includes shares of the Company’s common stock held by certain trusts controlled by Mr. Henriquez.
(3)	Includes 5,000 shares of common stock that can be acquired upon the exercise of outstanding options and 1,666 shares of restricted common stock.
(4)	Includes 5,000 shares of common stock that can be acquired upon the exercise of outstanding options and 1,666 shares of restricted common stock.
(5)	Includes 5,000 shares of common stock that can be acquired upon the exercise of outstanding options and 3,333 shares of restricted common stock.
(6)	Includes 90,534 shares of restricted common stock.
(7)	Includes 247,169 shares of restricted common stock.
(8)	Includes 95,539 shares of common stock that can be acquired upon the exercise of outstanding options and 125,989 shares of restricted common stock.
(9)	Includes 86,923 shares of restricted common stock.
(10)	Includes 110,539 shares of common stock that can be acquired upon the exercise of outstanding options and 1,184,218 shares of restricted common stock.
(11)	Mr. Fissori resigned from Hercules as of April 25, 2014.

The following table sets forth as of April 21, 2014, the dollar range of our securities owned by our directors and executive officers.

Name	Dollar Range of Equity Securities Beneficially Owned(1)
Interested Director:
Manuel A. Henriquez	over $	100,000

Independent Directors:
Robert P. Badavas	over $	100,000
Joseph W. Chow	over $	100,000
Allyn C. Woodward, Jr.	over $	100,000

Executive Officers:
Jessica Baron	over $	100,000
Parag Shah	over $	100,000
Scott Bluestein	over $	100,000
Todd Jaquez-Fissori(2)	over $	100,000

(1)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934, as amended.
(2)	Mr. Fissori resigned from Hercules as of April 25, 2014.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

We have procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to Hercules. As a BDC, the 1940 Act restricts us from participating in transactions with any persons affiliated with Hercules, including our officers, directors, and employees and any person controlling or under common control with us.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with Hercules, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, the Company, companies controlled by us and our employees and directors.

We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek board review and approval or exemptive relief from the SEC for such transaction.

Director Independence

The NYSE’s listing standards and Section 2(a)(19) of the 1940 Act require that a majority of our board and every member of our audit, compensation, and nominating and corporate governance committees are “independent.” Under the NYSE’s listing standards and our Corporate Governance Guidelines, no director will be considered to be independent unless and until our board affirmatively determines that such director has no direct or indirect material relationship with our company or our management. Our board reviews the independence of its members annually.

In determining that Messrs. Badavas, Chow and Woodward are independent, our board, through the nominating and corporate governance committee, considered the financial services, commercial, family and other relationships between each director and his or her immediate family members or affiliated entities, on the one hand, and Hercules and its subsidiaries, on the other hand.

Item 14.	Principal Accountant Fees and Services

The following aggregate fees by PricewaterhouseCoopers LLP, or PwC, our independent registered public accounting firm, were billed to us for work attributable to 2013 and 2012 audit, tax and other services.

	Fiscal Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$1,153,400	$1,541,800
Audit-Related Fees	—	—
Tax Fees	$77,300	$104,400
All Other Fees	—	—

Total Fees:	$1,230,700	$1,646,200

Services rendered by PwC in connection with fees presented above were as follows:

Audit Fees. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements and that generally only the independent accountant can provide. In addition to fees for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit related fees are assurance related services that traditionally are performed by the independent accountant, such as attest services that are not required by statute or regulation.

Tax Fees. Tax fees in fiscal years 2013 and 2012 include professional fees for tax compliance and tax advice.

All Other Fees. Fees for other services would include fees for products and services other than the services reported above. Other fees billed in fiscal years 2013 and 2012 relate to on-line technical accounting software service. Our audit committee has considered the compatibility of non-audit services with the auditor’s independence.

Pre-Approval Policy

Our audit committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by PwC, our independent registered public accounting firm. The policy requires that our audit committee pre-approve all audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. In accordance with the pre-approval policy, our audit committee includes every year a discussion and pre-approval of such services and the expected costs of such services for the year.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval at the first audit committee meeting of the year must be submitted to our audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of our audit committee. However, our audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to our audit committee at its next scheduled meeting. Our audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

Audit Committee Report

Management is responsible for our internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of our financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States. Our audit committee’s responsibility is to monitor and oversee these processes. Our audit committee is also directly responsible for the appointment, compensation and oversight of our independent registered public accounting firm.

Review with Management

Our audit committee has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements. Management has represented to our audit committee that the our financial statements were prepared in accordance with accounting principles generally accepted in the United States.

Review and Discussion with Independent Registered Public Accounting Firm

Our audit committee has discussed with PwC, our independent registered public accounting firm, matters required to be discussed by Statement of Auditing Standards No. 61, as amended (AICPA, Professional

Standards, Vol. 1, AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T. SAS No. 61, as amended, requires our independent registered public accounting firm to discuss with our audit committee, among other things, the following:

•	methods used to account for significant unusual transactions;

•	the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•	the process used by management in formulating particularly sensitive accounting estimates and the basis for the auditors’ conclusions regarding the reasonableness of those estimates; and

•	disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the consolidated financial statements.

Our audit committee received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by the applicable Public Company Accounting Oversight Board rule regarding the independent accountant’s communications with audit committees concerning independence and has discussed with the auditors the auditors’ independence. Our audit committee has also considered the compatibility of non-audit services with the auditors’ independence.

During 2013, our audit committee met with members of senior management and the independent registered public accounting firm to review the certifications provided by our chief executive officer and our chief financial officer under the Sarbanes-Oxley Act of 2002, referred to as Sarbanes-Oxley, the rules and regulations of the SEC and the overall certification process. At these meetings, our officers reviewed each of the Sarbanes-Oxley certification requirements concerning internal control over financial reporting and any fraud, whether or not material, involving management or other employees with a significant role in internal control over financial reporting.

Conclusion

Based on our audit committee’s discussion with management and the independent registered public accounting firm, our audit committee review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to our audit committee, our audit committee recommended that our board include the audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC. Our audit committee also recommended the selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the year ending December 31, 2014.

The Audit Committee

Robert P. Badavas, Chairman

Allyn C. Woodward, Jr.

Joseph W. Chow

The Audit Committee Report does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the Audit Committee Report by reference therein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: April 29, 2014	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 29, 2014.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ Manuel A. Henriquez	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	April 29, 2014

/S/ JESSICA BARON Jessica Baron	Vice President Finance and Chief Financial Officer (principal accounting officer)	April 29, 2014

/S/ ALLYN C. WOODWARD, JR Allyn C. Woodward, Jr.	Director	April 29, 2014

/S/ JOSEPH W. CHOW Joseph W. Chow	Director	April 29, 2014

/S/ ROBERT P. BADAVAS Robert P. Badavas	Director	April 29, 2014

EXHIBIT INDEX

Exhibit Number	Description

*31(a)	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31(b)	Principal Financial and Accounting Officer Certification Pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32(a)	Chief Executive Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32(b)	Principal Financial and Accounting Officer Certification pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Submitted electronically herewith.
**	Exhibit filed with the original Form 10-K.