Form 10-Q
period 2014-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2014-05-01
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

On April 28, 2014, there were 62,610,806 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets
Investments:
Non-control/Non-affiliate investments (cost of $872,226 and $891,059, respectively)	$879,469	$899,314
Affiliate investments (cost of $15,402 and $15,238, respectively)	11,193	10,981

Total investments, at value (cost of $887,628 and $906,297, respectively)	890,662	910,295
Cash and cash equivalents	224,538	268,368
Restricted cash	4,784	6,271
Interest receivable	8,176	8,962
Other assets	31,239	27,819

Total assets	$1,159,399	$1,221,715

Liabilities
Accounts payable and accrued liabilities	$8,962	$14,268
Long-term Liabilities (Convertible Senior Notes)	72,789	72,519
Asset-Backed Notes	63,782	89,557
2019 Notes	170,364	170,364
Long-term SBA Debentures	190,200	225,000

Total liabilities	$506,097	$571,708
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	62	62
Capital in excess of par value	656,869	656,594
Unrealized appreciation on investments	2,607	3,598
Accumulated realized losses on investments	(10,368)	(15,240)
Undistributed net investment income	4,132	4,993

Total net assets	$653,302	$650,007

Total liabilities and net assets	$1,159,399	$1,221,715

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	61,760	61,837
Net asset value per share	$10.58	$10.51

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trust for asset-backed notes (see Note 4), which is a variable interest entity (“VIE”). The assets of our securitization VIE can only be used to settle obligations of our consolidated securitization VIE, these liabilities are only the obligations of our consolidated securitization VIE, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

(Dollars in thousands)	March 31, 2014	December 31, 2013
ASSETS
Restricted Cash	$4,784	$6,271
Total investments, at value (cost of $137,301 and $166,513, respectively)	135,138	165,445

Total assets	$139,922	$171,716

LIABILITIES
Asset-Backed Notes	$63,782	$89,557

Total liabilities	$63,782	$89,557

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Investment income:
Interest Income
Non-Control/Non-Affiliate investments	$29,382	$28,319
Affiliate investments	1,464	610

Total interest income	30,846	28,929

Fees
Non-Control/Non-Affiliate investments	4,913	2,028
Affiliate investments	11	—

Total fees	4,924	2,028

Total investment income	35,770	30,957
Operating expenses:
Interest	7,148	7,631
Loan fees	2,076	1,079
General and administrative	2,461	2,252
Employee Compensation:
Compensation and benefits	4,221	3,798
Stock-based compensation	1,560	1,165

Total employee compensation	5,781	4,963

Total operating expenses	17,466	15,925

Net investment income	18,304	15,032
Net realized gain on investments
Non-Control/Non-Affiliate investments	4,872	1,991

Total net realized gain on investments	4,872	1,991

Net change in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	(1,038)	(768)
Affiliate investments	47	434

Total net change in unrealized appreciation (depreciation) on investments	(991)	(334)

Total net realized and unrealized gain	3,881	1,657

Net increase in net assets resulting from operations	$22,185	$16,689

Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.27

Change in net assets per common share:
Basic	$0.36	$0.30

Diluted	$0.35	$0.30

Weighted average shares outstanding
Basic	60,870	53,682

Diluted	62,695	53,823

Dividends declared per common share:
Basic	$0.31	$0.27

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

	Common Stock		Capital in excess of par value	Unrealized Appreciation (Depreciation) on Investments	Accumulated Realized Gains(Losses) on Investments	Undistributed Net Investment Income/ (Distributions in Excess of Investment Income)	Provision for Income Taxes on Investment Gains	Net Assets
	Shares	Par Value
Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968

Net increase in net assets resulting from operations	—	—	—	(334)	1,991	15,032	—	16,689
Issuance of common stock	80	—	910	—	—	—	—	910
Issuance of common stock under restricted stock plan	531	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	40	—	488	—	—	—	—	488
Retired shares from net issuance	(72)	—	(1,808)	—	—	—	—	(1,808)
Public Offering	8,050	8	95,550	—	—	—	—	95,558
Dividends declared	—	—	—	—	—	(13,382)	—	(13,382)
Stock-based compensation	—	—	1,185	—	—	—	—	1,185

Balance at March 31, 2013	61,554	$62	$660,833	$(8,281)	$(34,925)	$(1,739)	$(342)	$615,608

Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007

Net increase in net assets resulting from operations	—	—	—	(991)	4,872	18,304	—	22,185
Issuance of common stock	62	—	727	—	—	—	—	727
Retired shares from restricted stock vesting	(120)	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	29	—	440	—	—	—	—	440
Retired shares from net issuance	(48)	—	(2,472)	—	—	—	—	(2,472)
Dividends declared	—	—	—	—	—	(19,165)	—	(19,165)
Stock-based compensation	—	—	1,580	—	—	—	—	1,580

Balance at March 31, 2014	61,760	$62	$656,869	$2,607	$(10,368)	$4,474	$(342)	$653,302

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$22,185	$16,689
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(113,887)	(139,095)
Principal payments received on investments	132,646	75,987
Proceeds from sale of investments	7,598	5,212
Net unrealized depreciation on investments	991	334
Net realized gain on investments	(4,872)	(1,991)
Accretion of paid-in-kind principal	(659)	(555)
Accretion of loan discounts	(3,378)	(1,455)
Accretion of loan discount on Convertible Senior Notes	271	271
Accretion of loan exit fees	1,705	(1,819)
Change in deferred loan origination revenue	(457)	313
Unearned fees related to unfunded commitments	(2,723)	(856)
Amortization of debt fees and issuance costs	1,913	938
Depreciation	54	68
Stock-based compensation and amortization of restricted stock grants	1,579	1,185
Change in operating assets and liabilities:
Interest and fees receivable (payable)	786	(41)
Prepaid expenses and other assets	(2,557)	33
Accounts payable	(41)	(250)
Accrued liabilities	(5,307)	(2,682)

Net cash provided by (used in) operating activities	35,847	(47,714)
Cash flows from investing activities:
Purchases of capital equipment	(4)	(24)
Reduction of (investment in) restricted cash	1,487	(810)
Other long-term assets	—	(30)

Net cash provided by (used in) investing activities	1,483	(864)
Cash flows from financing activities:
Proceeds from issuance (repurchase of employee shares due to restricted stock vesting) of common stock, net	(1,873)	94,660
Dividends paid	(18,725)	(12,894)
Repayments of Asset-Backed Notes	(25,775)	—
Repayments of credit facilities	(34,800)	(9,254)
Fees paid for credit facilities and debentures	13	—

Net cash provided by (used in) financing activities	(81,160)	72,512

Net increase (decrease) in cash and cash equivalents	(43,830)	23,934
Cash and cash equivalents at beginning of period	268,368	182,994

Cash and cash equivalents at end of period	$224,538	$206,928

Supplemental non-cash investing and financing activities:
Dividends Reinvested	$440	$488
Paid-in-Kind Principal	$659	$555

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt
Biotechnology Tools
1-5 Years Maturity
Labcyte, Inc.(11)(14)(15)	Biotechnology Tools	Senior Secured	June 2016	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,890	$3,976	$3,936

Subtotal: 1-5 Years Maturity						3,976	3,936

Subtotal: Biotechnology Tools (0.60%)*						3,976	3,936

Energy Technology
Under 1 Year Maturity
American Superconductor Corporation(3)(11)(14)	Energy Technology	Senior Secured	December 2014	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$3,462	3,892	3,892
Enphase Energy, Inc.(11)(14)	Energy Technology	Senior Secured	June 2014	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$669	717	717
Scifiniti (pka Integrated Photovoltaics, Inc.)(15)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$1,166	1,154	1,154
Stion Corporation(4)(6)(14)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$4,182	4,169	4,169
TAS Energy, Inc.(14)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$12,803	12,811	12,811
	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$3,000	2,900	2,900

Total TAS Energy, Inc.					$15,803	15,711	15,711

Subtotal: Under 1 Year Maturity						25,644	25,644

1-5 Years Maturity
Agrivida, Inc.(15)	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$6,000	5,940	5,902
American Superconductor(3)(11)(14)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$10,000	9,894	9,894
Amyris, Inc.(10)(14)	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$25,000	24,703	24,703
BioAmber, Inc.(5)(10)(14)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$25,000	25,704	26,201
Enphase Energy, Inc.(11)	Energy Technology	Senior Secured	August 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$7,181	7,229	7,373
Fluidic, Inc.(14)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,961	5,009
Fulcrum Bioenergy, Inc.(11)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$9,733	9,713	9,545
Glori Energy, Inc.(11)(14)	Energy Technology	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,444	4,616	4,601

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Polyera Corporation(14)(15)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,289	$5,346	$5,273
TPI Composites, Inc.(14)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,905	4,905
	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$15,000	15,008	15,149

Total TPI Composites, Inc.					$20,000	19,913	20,054
ULTURA Inc.(13)(14)	Energy Technology	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$18,210	18,032	17,556

Subtotal: 1-5 Years Maturity						136,051	136,111

Subtotal: Energy Technology (24.76%)*						161,695	161,755

Communications & Networking
1-5 Years Maturity
OpenPeak, Inc.(11)(14)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$10,500	10,367	10,367
Spring Mobile Solutions, Inc.(14)	Communications & Networking	Senior Secured	November 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$20,000	19,837	20,237

Subtotal: 1-5 Years Maturity						30,204	30,604

Subtotal: Communications & Networking (4.68%)*						30,204	30,604

Consumer & Business Products
1-5 Years Maturity
Fluc, Inc.(9)	Consumer & Business Products	Convertible Senior Debt	March 2017	Interest rate FIXED 4.00%	$100	100	100

Subtotal: 1-5 Years Maturity						100	100

Subtotal: Consumer & Business Products (0.02%)*						100	100

Drug Delivery
Under 1 Year Maturity
Revance Therapeutics, Inc.(3)(14)	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$794	827	827
	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$7,942	8,222	8,222

Total Revance Therapeutics, Inc.					$8,736	9,049	9,049

Subtotal: Under 1 Year Maturity						9,049	9,049

1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(3)(10)(14)(15)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$15,000	14,613	14,613
BIND Therapeutics, Inc.(3)(14)(15)	Drug Delivery	Senior Secured	September 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$4,500	4,425	4,560
Celsion Corporation(3)(14)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,923	4,923
Dance Biopharm, Inc.(14)(15)	Drug Delivery	Senior Secured	August 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$1,000	981	981
kaleo, Inc.(11)(14)	Drug Delivery	Senior Secured	June 2016	Interest rate PRIME + 5.75% or Floor rate of 11.00%	$13,678	13,958	13,958
Neos Therapeutics, Inc.(14)(15)	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED + 9.00%	$10,000	9,828	9,828

Subtotal: 1-5 Years Maturity						48,728	48,863

Subtotal: Drug Delivery (8.86%)*						57,777	57,912

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Dicerna Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Senior Secured	January 2015	Interest rate PRIME + 4.40% or Floor rate of 10.15%	$3,922	$3,901	$3,901

Subtotal: Under 1 Year Maturity						3,901	3,901

1-5 Years Maturity
ADMA Biologics, Inc.(3)(13)(14)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 3.00% or Floor rate of 8.75%, PIK Interest 1.95%	$10,003	9,824	9,824
Anacor Pharmaceuticals, Inc.(15)	Drug Discovery & Development	Senior Secured	July 2017	Interst rate PRIME + 6.40% or Floor rate of 11.65%	$30,000	29,171	30,071
Aveo Pharmaceuticals, Inc.(3)(10)(11)(14)(15)	Drug Discovery & Development	Senior Secured	September 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$16,872	16,872	17,040
Cell Therapeutics, Inc.(11)(14)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 9.00% or Floor rate 12.25%	$15,000	14,946	14,946
Cempra, Inc.(3)(11)(14)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$15,000	14,975	14,975
Cleveland BioLabs, Inc.(3)(14)(15)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate PRIME + 6.20% or Floor rate of 10.45%	$6,000	5,954	6,055
Concert Pharmaceuticals, Inc.(3)(4)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$13,172	13,052	12,933
Insmed, Incorporated(11)(14)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$20,000	19,815	19,904
Merrimack Pharmaceuticals, Inc.(3)(14)	Drug Discovery & Development	Senior Secured	November 2016	Interest rate PRIME + 5.30% or Floor rate of 10.55%	$40,000	40,446	40,204
Neuralstem, Inc.(14)(15)	Drug Discovery & Development	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$7,295	7,239	7,385
uniQure B.V.(3)(5)(10)(11)(14)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$10,000	9,731	9,806

Subtotal: 1-5 Years Maturity						182,025	183,143

Subtotal: Drug Discovery & Development (28.63%)*						185,926	187,044

Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc.(8)(13)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%, PIK Interest 4.00%	$571	483	307

Subtotal: 1-5 Years Maturity						483	307

Subtotal: Electronics & Computer Hardware (0.05%)						483	307

Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC(14)(15)	Healthcare Services, Other	Senior Secured	December 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$3,000	3,008	3,068

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
MDEverywhere, Inc.	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$1,875	$1,754	$1,792
Orion Healthcorp, Inc.(13)	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$500	469	469
	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$8,775	8,627	8,684
	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 10.50% or Floor rate of 12.00%, PIK Interest 3.00%	$6,641	6,524	6,580

Total Orion Healthcorp, Inc.					$15,916	15,620	15,733

Subtotal: 1-5 Years Maturity						20,382	20,593

Subtotal: Healthcare Services, Other (3.15%)*						20,382	20,593

Information Services
1-5 Years Maturity
Eccentex Corporation(11)(14)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$548	553	244
InXpo, Inc.(14)(15)	Information Services	Senior Secured	April 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,307	2,264	2,207
Womensforum.com(11)(13)	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 7.50% or Floor rate of 10.25%, PIK Interest 2.00%	$4,630	4,565	4,565
	Information Services	Senior Secured	April 2015	Interest rate LIBOR + 6.50% or Floor rate of 9.00%	$1,250	1,231	1,231
	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$6,600	6,506	6,506

Total Womensforum.com					$12,480	12,302	12,302

Subtotal: 1-5 Years Maturity						15,119	14,753

Subtotal: Information Services (2.26%)*						15,119	14,753

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Internet Consumer & Business Services
Under 1 Year Maturity
Gazelle, Inc.(13)	Internet Consumer & Business Services	Senior Secured	October 2014	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$1,021	$1,006	$1,006
Tectura Corporation(8)(13)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	180
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$277	277	89
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,467	2,067
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$10,777	10,777	3,445
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	1,599

Total Tectura Corporation					$23,085	23,084	7,380

Subtotal: Under 1 Year Maturity						24,090	8,386

1-5 Years Maturity
Blurb, Inc.(15)	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,616	5,511	5,456
CashStar, Inc.(13)(15)	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate PRIME + 6.25% or Floor rate 10.50%, PIK Interest 1.00%	$8,028	7,846	7,993
Education Dynamics(13)(15)	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate LIBOR + 12.5% or Floor rate 12.50%, PIK Interest 1.50%	$23,779	23,386	23,909
Gazelle, Inc.(13)(15)	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$12,443	12,375	12,375
Just Fabulous, Inc.(14)	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,000	4,879	5,029
NetPlenish(8)(9)(15)	Internet Consumer & Business Services	Senior Secured	April 2015	Interest rate FIXED 10.00%	$96	96	—
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate FIXED 10.00%	$382	374	—

Total NetPlenish					$478	470	—
Reply! Inc.(11)(13)(14)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 7.25% or Floor rate of 11.00%, PIK Interest 2.00%	$1,944	1,987	1,989
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 6.88% or Floor rate of 10.13%, PIK Interest 2.00%	$8,821	8,840	8,884

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
	Internet Consumer & Business Services	Senior Secured	February 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 2.00%	$3,046	$2,828	$2,887

Total Reply! Inc.					$13,811	13,655	13,760
Vaultlogix(13)(14)(15)	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK Interest 2.50%	$7,999	7,961	7,961
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$7,318	7,386	7,386

Total Vaultlogix					$15,317	15,347	15,347
WaveMarket, Inc.(11)(14)	Internet Consumer & Business Services	Senior Secured	March 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$402	402	402
	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate PRIME + 5.75% or Floor rate of 9.50%	$10,000	9,961	9,747

Total WaveMarket, Inc.					$10,402	10,363	10,149

Subtotal: 1-5 Years Maturity						93,832	94,018

Subtotal: Internet Consumer & Business Services (15.67%)*						117,922	102,404

Media/Content/Info
Under 1 Year Maturity
Zoom Media and Marketing(13)	Media/Content/Info	Senior Secured	December 2014	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,000	3,896	3,807

Subtotal: Under 1 Year Maturity						3,896	3,807

1-5 Years Maturity
Rhapsody International Inc.(15)	Media/Content/Info	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 9.00%, PIK Interest 1.50%	$20,000	19,383	19,383
Zoom Media and Marketing(13)	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 3.75%	$3,866	3,736	3,729

Subtotal: 1-5 Years Maturity						23,119	23,112

Subtotal: Media/Content/Info (4.12%)*						27,015	26,919

Medical Devices & Equipment
Under 1 Year Maturity
Oraya Therapeutics, Inc.(9)(11)(14)	Medical Devices & Equipment	Senior Secured	December 2014	Interest rate FIXED 7.00%	$500	500	164

Subtotal: Under 1 Year Maturity						500	164

1-5 Years Maturity
Baxano Surgical, Inc.(3)(14)	Medical Devices & Equipment	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 12.5%	$7,500	7,284	7,225
Home Dialysis Plus(14)	Medical Devices & Equipment	Senior Secured	April 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$10,000	9,804	9,640
InspireMD, Inc.(3)(5)(10)(14)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$10,000	9,791	9,791

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Medrobotics Corporation(14)(15)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$4,109	$4,082	$4,049
NetBio, Inc.	Medical Devices & Equipment	Senior Secured	August 2017	Interest rate PRIME + 5.00% or Floor rate of 11.00%	$5,000	4,790	4,743
NinePoint Medical, Inc.(14)(15)	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$5,291	5,301	5,236
Oraya Therapeutics, Inc.(9)(11)(14)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%, PIK Interest 1.00%	$6,132	6,069	4,380
SonaCare Medical, LLC (pka US HIFUM LLC)(11)(14)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,167	5,307	5,390
United Orthopedic Group, Inc.(14)	Medical Devices & Equipment	Senior Secured	July 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$25,000	24,898	24,898
ViewRay, Inc.(13)(15)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$15,047	14,585	14,585

Subtotal: 1-5 Years Maturity						91,911	89,937

Subtotal: Medical Devices & Equipment (13.79%)*						92,411	90,101

Semiconductors
Under 1 Year Maturity
Achronix Semiconductor	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$809	$804	$804

Subtotal: Under 1 Year Maturity						804	804

1-5 Years Maturity
Avnera Corporation(14)	Semiconductors	Senior Secured	April 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$5,000	4,924	4,924
SiTime Corporation(14)(15)	Semiconductors	Senior Secured	September 2016	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,500	3,504	3,526

Subtotal: 1-5 Years Maturity						8,428	8,450

Subtotal: Semiconductors (1.42%)						9,232	9,254

Software
Under 1 Year Maturity
Clickfox, Inc.(15)	Software	Senior Secured	September 2014	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	1,987	1,973
StartApp, Inc.(14)	Software	Senior Secured	December 2014	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$200	193	193
Touchcommerce, Inc.(15)	Software	Senior Secured	December 2014	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$3,511	3,481	3,356

Subtotal: Under 1 Year Maturity						5,661	5,522

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
1-5 Years Maturity
Clickfox, Inc.(15)	Software	Senior Secured	November 2015	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,152	$4,911	$4,911
Hillcrest Laboratories, Inc.(15)	Software	Senior Secured	July 2015	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,270	2,249	2,252
Knowledge Adventure, Inc.(14)(15)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$11,750	11,598	11,598
Mobile Posse, Inc.(14)(15)	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$3,896	3,804	3,883
Neos Geosolutions, Inc.(14)(15)	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%	$3,427	3,488	3,427
Sonian, Inc.(14)(15)	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,500	5,362	5,362
StartApp, Inc.	Software	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$3,500	3,521	3,554
Touchcommerce, Inc.(15)	Software	Senior Secured	June 2017	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$5,000	4,690	4,840

Subtotal: 1-5 Years Maturity						39,623	39,827

Subtotal: Software (6.94%)*						45,284	45,349

Specialty Pharmaceuticals
1-5 Years Maturity
Cranford Pharmaceuticals, LLC(13)(14)(15)	Specialty Pharmaceuticals	Senior Secured	February 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest 1.35%	$18,017	17,711	17,711
	Specialty Pharmaceuticals	Senior Secured	August 2015	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$2,500	2,446	2,446

Total Cranford Pharmaceuticals, LLC					$20,517	20,157	20,157
Rockwell Medical, Inc.(14)(15)	Specialty Pharmaceuticals	Senior Secured	March 2017	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$20,000	20,183	20,060

Subtotal: 1-5 Years Maturity						40,340	40,217

Subtotal: Specialty Pharmaceuticals (6.16%)*						40,340	40,217

Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(11)(14)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$7,250	7,111	7,111

Subtotal: 1-5 Years Maturity						7,111	7,111

Subtotal: Surgical Devices (1.09%)*						7,111	7,111

Total Debt (122.20%)*						814,977	798,359

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity
Biotechnology Tools
NuGEN Technologies, Inc.(15)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$476

Subtotal: Biotechnology Tools (0.07%)*					500	476

Energy Technology
SCIEnergy, Inc.	Energy Technology	Equity	Preferred Series 1	385,000	761	29

Subtotal: Energy Technology (0.00%)*					761	29

Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	192
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	3,201
Stoke, Inc.(15)	Communications & Networking	Equity	Preferred Series E	152,905	500	215

Subtotal: Communications & Networking (0.55%)*					1,602	3,608

Consumer & Business Products
Caivis Acquisition Corporation(15)	Consumer & Business Products	Equity	Common Stock	295,861	819	597
IPA Holdings, LLC	Consumer & Business Products	Equity	LLC Interest	500,000	500	830
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B	187,970	500	500

Subtotal: Consumer & Business Products (0.30%)*					1,819	1,927

Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	750

Subtotal: Diagnostic (0.11%)*					750	750

Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)(15)	Drug Delivery	Equity	Common Stock	54,240	108	642
Merrion Pharmceuticals, Plc(3)(5)(10)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc.(15)	Drug Delivery	Equity	Preferred Series C	300,000	1,500	1,505
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Equity	Common Stock	41,570	500	129

Subtotal: Drug Delivery (0.35%)*					2,117	2,276

Drug Discovery & Development
Acceleron Pharma, Inc.(3)(15)	Drug Discovery & Development	Equity	Common Stock	262,786	1,505	9,030
Aveo Pharmaceuticals, Inc.(3)(10)(15)	Drug Discovery & Development	Equity	Common Stock	167,864	841	251
Dicerna Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	4,036
Inotek Pharmaceuticals Corporation	Drug Discovery & Development	Equity	Common Stock	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	848,591	3,213	4,122
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Equity	Common Stock	2,882	5	—
	Drug Discovery & Development	Equity	Preferred Series A	167,468	1,126	—

Total Paratek Pharmaceuticals, Inc.				170,350	1,131	—

Subtotal: Drug Discovery & Development (2.67%)*					9,190	17,439

Information Services
Good Technologies, Inc. (pka Visto Corporation)(15)	Information Services	Equity	Common Stock	500,000	604	—

Subtotal: Information Services (0.00%)*					604	—

Internet Consumer & Business Services
Blurb, Inc.(15)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	174	365
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	8,121	93	—
Progress Financial	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	267
Trulia, Inc.(3)	Internet Consumer & Business Services	Equity	Common Stock	29,340	141	951

Subtotal: Internet Consumer & Business Services (0.25%)*					658	1,583

Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)(3)	Media/Content/Info	Equity	Common Stock	97,060	1,000	1,358

Subtotal: Media/Content/Info (0.21%)*					1,000	1,358

Medical Devices & Equipment
Gelesis, Inc.(6)(15)	Medical Devices & Equipment	Equity	LLC Interest	2,024,092	925	492
Medrobotics Corporation(15)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	288
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)(15)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	440
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	145
	Medical Devices & Equipment	Equity	Preferred Series D	41,352,489	3,945	4,211

Total Optiscan Biomedical, Corp.				49,465,365	7,600	4,796

Subtotal: Medical Devices & Equipment (0.85%)*					9,775	5,576

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	$986	$1,953
	Software	Equity	Preferred Series D	635,513	508	1,151

Total Atrenta, Inc.				1,832,358	1,494	3,104
Box, Inc.(15)	Software	Equity	Preferred Series B	271,070	251	4,955
	Software	Equity	Preferred Series C	589,844	872	10,782
	Software	Equity	Preferred Series D	158,133	500	2,891
	Software	Equity	Preferred Series D-1	186,766	1,694	3,414
	Software	Equity	Preferred Series D-2	220,751	2,001	4,035
	Software	Equity	Preferred Series E	38,183	500	698

Total Box, Inc.				1,464,747	5,818	26,775
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	88
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	940
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	300

Subtotal: Software (4.78%)*					8,068	31,207

Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—

Total QuatRx Pharmaceuticals Company				4,936,420	750	—

Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—

Surgical Devices
Gynesonics, Inc.(15)	Surgical Devices	Equity	Preferred Series B	219,298	250	78
	Surgical Devices	Equity	Preferred Series C	656,538	282	129
	Surgical Devices	Equity	Preferred Series D	1,621,553	580	804

Total Gynesonics, Inc.				2,497,389	1,112	1,011
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	315
	Surgical Devices	Equity	Preferred Series C	119,999	300	211
	Surgical Devices	Equity	Preferred Series D	260,000	650	923

Total Transmedics, Inc				468,960	2,050	1,449

Subtotal: Surgical Devices (0.38%)*					3,162	2,460

Total Equity (10.52%)*					40,756	68,689

Warrant

Biotechnology Tools
Labcyte, Inc.(15)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	323	129

Subtotal: Biotechnology Tools (0.02%)*					323	129

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Energy Technology
Agrivida, Inc.(15)	Energy Technology	Warrant	Preferred Series C	77,447	$120	$285
Alphabet Energy, Inc.(15)	Energy Technology	Warrant	Preferred Series A	86,329	82	139
American Superconductor Corporation(3)	Energy Technology	Warrant	Common Stock	512,820	391	152
Brightsource Energy, Inc.(15)	Energy Technology	Warrant	Preferred Series 1	175,000	779	135
Calera, Inc.(15)	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.(15)	Energy Technology	Warrant	Preferred Series B	437,500	308	498
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series C	59,665	102	79
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	274	185
Glori Energy, Inc.(12)	Energy Technology	Warrant	Preferred Series C	145,932	165	54
GreatPoint Energy, Inc.(15)	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation(15)	Energy Technology	Warrant	Preferred Series C	161,575	69	48
Propel Fuels(15)	Energy Technology	Warrant	Preferred Series C	3,200,000	211	141
SCIEnergy, Inc.	Energy Technology	Warrant	Common Stock	530,811	181	—
	Energy Technology	Warrant	Preferred Series 1	145,811	50	—

Total SCI Energy, Inc.				676,622	231	—
Scifiniti (pka Integrated Photovoltaics, Inc.)(15)	Energy Technology	Warrant	Preferred Series B	390,000	82	83
Solexel, Inc.(15)	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	553
Stion Corporation(6)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,378	1,495
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series F	428,571	299	419
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	160	273	425
Trilliant, Inc.(15)	Energy Technology	Warrant	Preferred Series A	320,000	162	7

Subtotal: Energy Technology (0.71%)*					7,149	4,698

Communications & Networking
Intelepeer, Inc.(15)	Communications & Networking	Warrant	Preferred Series C	117,958	101	94
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	174
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	46
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	330
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	109
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	559
Stoke, Inc.(15)	Communications & Networking	Warrant	Preferred Series C	158,536	53	1
	Communications & Networking	Warrant	Preferred Series D	118,181	65	1

Total Stoke, Inc.				276,717	118	2

Subtotal: Communications & Networking (0.20%)*					994	1,314

Consumer & Business Products
Intelligent Beauty, Inc.(15)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	708
IPA Holdings, LLC	Consumer & Business Products	Warrant	Common Stock	650,000	275	517
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A	99,286	24	30

Subtotal: Consumer & Business Products (0.08%)*					529	1,255

Diagnostic
Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)(15)	Diagnostic	Warrant	Common Stock	333,333	244	108

Subtotal: Diagnostic (0.02%)*					244	108

Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)(15)	Drug Delivery	Warrant	Common Stock	176,730	786	983
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	37,639	645	—
BIND Therapeutics, Inc.(3)(15)	Drug Delivery	Warrant	Common Stock	71,359	366	141
Celsion Corporation(3)	Drug Delivery	Warrant	Common Stock	97,493	227	210
Dance Biopharm, Inc.(15)	Drug Delivery	Warrant	Preferred Series A	97,701	74	159
kaleo, Inc.	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,062
Neos Therapeutics, Inc.(15)	Drug Delivery	Warrant	Preferred Series C	60,000	113	113
Revance Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	53,511	557	477
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	61,452	87	2

Subtotal: Drug Delivery (0.48%)*					3,449	3,147

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
Acceleron Pharma, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	11,611	$39	$249
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	66,550	218	170
Anthera Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	4
Cempra, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	138,797	458	604
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	500
Cleveland BioLabs, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	31
Concert Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	202
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	44
Dicerna Pharmaceuticals, Inc.(3)(15)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,408	231	46
uniQure B.V.(3)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	202

Subtotal: Drug Discovery & Development (0.31%)*					3,280	2,052

Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	18
Identive Group, Inc.(3)	Electronics & Computer Hardware	Warrant	Common Stock	992,084	247	467

Subtotal: Electronics & Computer Hardware (0.07%)*					259	485

Healthcare Services, Other
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	33

Subtotal: Healthcare Services, Other (0.01%)*					94	33

Information Services
Cha Cha Search, Inc.(15)	Information Services	Warrant	Preferred Series G	48,232	59	10
InXpo, Inc.(15)	Information Services	Warrant	Preferred Series C	648,400	98	30
	Information Services	Warrant	Preferred Series C-1	582,015	49	27

Total InXpo, Inc.				1,230,415	147	57
Jab Wireless, Inc.(15)	Information Services	Warrant	Preferred Series A	266,567	265	282
RichRelevance, Inc.(15)	Information Services	Warrant	Preferred Series E	112,612	98	—

Subtotal: Information Services (0.16%)*					569	349

Internet Consumer & Business Services
Blurb, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series B	218,684	299	108
	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	183

Total Blurb, Inc.				452,964	935	291
CashStar, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	70
Gazelle, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series D	151,827	165	—
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,456	589	1,095
Prism Education Group, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
Progress Financial	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	77	53
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	144
ShareThis, Inc.(15)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	250
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
WaveMarket, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B-1	1,083,779	106	74

Subtotal: Internet Consumer & Business Services (0.30%)					2,963	1,977

Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)(3)	Media/Content/Info	Warrant	Common Stock	73,345	60	500
Glam Media, Inc.(15)	Media/Content/Info	Warrant	Preferred Series D	407,457	482	—
Rhapsody International Inc.(15)	Media/Content/Info	Warrant	Common Stock	715,755	384	385
Zoom Media and Marketing	Media/Content/Info	Warrant	Preferred Series A	1,204	348	285

Subtotal: Media/Content/Info (0.18%)*					1,274	1,170

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
Baxano Surgical, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	882,353	$440	$319
Gelesis, Inc.(6)(15)	Medical Devices & Equipment	Warrant	LLC Interest	263,688	78	5
Home Dialysis Plus	Medical Devices & Equipment	Warrant	Preferred Series A	300,000	245	313
InspireMD, Inc.(3)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	221
Medrobotics Corporation(15)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	339
MELA Sciences, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	693,202	401	82
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	243
NinePoint Medical, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	253
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—

Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)(15)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	235
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	95,498	66	—
	Medical Devices & Equipment	Warrant	Preferred Series C-1	716,948	676	—

Total Oraya Therapeutics, Inc.				812,446	742	—
SonaCare Medical, LLC (pka US HIFUM LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	409,704	188	214
United Orthopedic Group, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	423,076	608	820
ViewRay, Inc.(15)	Medical Devices & Equipment	Warrant	Preferred Series C	312,500	333	340

Subtotal: Medical Devices & Equipment (0.52%)*					5,610	3,384

Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	189
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	102,958	14	14
SiTime Corporation(15)	Semiconductors	Warrant	Preferred Series G	195,683	23	7

Subtotal: Semiconductors (0.03%)*					197	210

Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	121	361
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
Central Desktop, Inc.(15)	Software	Warrant	Preferred Series B	522,769	108	289
Clickfox, Inc.(15)	Software	Warrant	Preferred Series B	1,038,563	329	523
	Software	Warrant	Preferred Series C	592,019	730	380

Total Clickfox, Inc.				1,630,582	1,059	903
Daegis Inc. (pka Unify Corporation)(3)(15)	Software	Warrant	Common Stock	718,860	1,434	99
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	116
Hillcrest Laboratories, Inc.(15)	Software	Warrant	Preferred Series E	1,865,650	55	153
Knowledge Adventure, Inc.(15)	Software	Warrant	Preferred Series E	550,781	15	15
Mobile Posse, Inc.(15)	Software	Warrant	Preferred Series C	396,430	129	118
Neos Geosolutions, Inc.(15)	Software	Warrant	Preferred Series 3	221,150	22	—
Sonian, Inc.(15)	Software	Warrant	Preferred Series C	185,949	106	83
SugarSync, Inc.(15)	Software	Warrant	Preferred Series CC	332,726	78	101
	Software	Warrant	Preferred Series DD	107,526	34	34

Total SugarSync, Inc.				440,252	112	135
Touchcommerce, Inc.(15)	Software	Warrant	Preferred Series E	992,595	252	187
White Sky, Inc.(15)	Software	Warrant	Preferred Series B-2	124,295	54	1
WildTangent, Inc.(15)	Software	Warrant	Preferred Series 3	100,000	238	61

Subtotal: Software (0.39%)*					3,934	2,521

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series	155,324	$307	$—

Subtotal: Specialty Pharmaceuticals (0.00%)*					307	—

Surgical Devices
Gynesonics, Inc.(15)	Surgical Devices	Warrant	Preferred Series C	180,480	75	29
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	406

Total Gynesonics, Inc.				1,756,445	395	435
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	7
	Surgical Devices	Warrant	Preferred Series D	175,000	100	340

Total Transmedics, Inc.				215,436	325	347

Subtotal: Surgical Devices (0.12%)*					720	782

Total Warrant (3.60%)*					31,895	23,614

Total Investments (136.32%)*					$887,628	$890,662

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)	Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $47.2 million, $45.8 million and $1.4 million respectively. The tax cost of investments is $885.7 million.
(3)	Except for warrants in twenty-four publicly traded companies and common stock in ten publicly traded companies, all investments are restricted at March 31, 2014 and were valued at fair value as determined in good faith by the Valuation Committee of the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at March 31, 2014, and is therefore considered non-income producing.
(9)	Denotes that all or a portion of the debt investment is convertible senior debt.
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Subsequent to March 31, 2014, this company completed a reverse merger. Note that the March 31, 2014 fair value does not reflect any potential impact of the conversion of our preferred shares to the new entity.
(13)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(14)	Denotes that all or a portion of the debt investment includes an exit fee receivable.
(15)	Denotes that all or a portion of the investment in this portfolio company is held by HT II or HT III, the Company’s wholly-owned SBIC subsidiaries.

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
(3)	Except for warrants in twenty-five publicly traded companies and common stock in nine publicly traded companies, all investments are restricted at December 31, 2013 and were valued at fair value as determined in good faith by the Valuation Committee of the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.
(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(7)	Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company or has greater than 50% representation on its board.
(8)	Debt is on non-accrual status at December 31, 2013, and is therefore considered non-income producing.
(9)	Convertible Senior Debt
(10)	Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Subsequent to December 31, 2013, this company completed an initial public offering. Note that the December 31, 2013 fair value does not reflect any potential impact of the conversion of our preferred shares to common shares which may include reverse split associated with the offering.
(13)	In our quarterly and annual reports filed with the Commission prior to the Annual Report on Form 10-K for the year ended December 31, 2013, we referred to this industry sector as “Clean Tech.”

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and energy and renewables technology industries at all stages of development. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY and McLean, VA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $143.7 million and $290.0 million in assets, respectively, and they accounted for approximately 9.5% and 19.3% of our total assets, respectively, prior to consolidation at March 31, 2014.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIE. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair presentation of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2013. The year-end consolidated statement of assets and liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Valuation of Investments

At March 31, 2014, 76.8% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(4) the Board of Directors, upon the recommendation of the Valuation Committee, discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

In accordance with ASU 2011-04, the following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2014 (unaudited) and December 31, 2013. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
	(in thousands)
Pharmaceuticals - Debt	89,267	Originated Within 6 Months	Origination Yield	9.79% - 16.97%	13.28%
	168,016	Market Comparable Companies	Hypothetical Market Yield	12.70% - 16.97%	14.68%
			Premium/(Discount)	(1.00%) - 0.50%
Medical Devices - Debt	37,326	Originated Within 6 Months	Origination Yield	13.69% - 17.37%	15.22%
	35,362	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	14.52% - 17.37% (1.00%) - 0.50%	15.01%
	4,543	Liquidation	Probability weighting of alternative outcomes	30% - 70%
Technology - Debt	32,946	Originated Within 6 Months	Origination Yield	3.90% - 15.95%	14.17%
	83,091	Market Comparable Companies	Hypothetical Market Yield Premium/(Discount)	12.89% - 19.70% 0.00% - 1.00%	14.58%
	13,933	Liquidation	Probability weighting of alternative outcomes	0.00% - 100.00%
Energy Technology - Debt	52,314	Originated Within 6 Months	Origination Yield	10.81% - 17.29%	13.05%
	102,936	Market Comparable Companies	Hypothetical Market Yield	12.80% - 14.39%	14.83%
			Premium/(Discount)	(0.50%) - 1.00%
Lower Middle Market - Debt	19,383	Originated Within 6 Months	Origination Yield	11.84%	11.84%
	73,973	Market Comparable Companies	Adjusted SMi Leveraged Loan Indices	10.46% - 16.83%	14.19%
			Premium/(Discount)	0.00% - 1.00%
	7,380	Liquidation	Probability weighting of alternative outcomes	50.00%

		Debt Investments Where Fair Value Approximates Cost
	54,203	Imminent Payoffs
	23,686	Debt Investments Maturing in Less than One Year

	$798,359	Total Level Three Debt Investments

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

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

Energy Technology, above, aligns with the Energy Technology Industry in the Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (c)
	(in thousands)
Pharmaceuticals - Debt	25,811	Originated Within 6 Months	Origination Yield	12.56% - 14.53%	13.36%
	250,607	Market Comparable Companies	Hypothetical Market Yield	13.83% - 15.47%	14.13%
			Premium/(Discount)	(1.00%) - 0.00%
Medical Devices - Debt	46,900	Originated Within 6 Months	Origination Yield	13.54% - 17.37%	14.87%
	34,723	Market Comparable Companies	Hypothetical Market Yield	14.32% - 17.37%	15.23%
			Premium/(Discount)	(1.00%) - 1.00%
Technology - Debt	18,796	Originated Within 6 Months	Origination Yield	10.62% - 15.97%	14.26%
	98,290	Market Comparable Companies	Hypothetical Market Yield	14.72% - 21.08%	15.48%
			Premium/(Discount)	0.00% - 1.00%
	1,643	Liquidation	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology - Debt	32,597	Originated Within 6 Months	Origination Yield	14.68% - 15.87%	15.17%
	108,238	Market Comparable Companies	Hypothetical Market Yield	15.37%	15.37%
			Premium/(Discount)	(0.50%) - 1.50%
Lower Middle Market - Debt	121,347	Market Comparable Companies	Hypothetical Market Yield	14.83% - 19.73%	16.12%
			Premium/(Discount)	0.00% - 1.00%
	31,818	Broker Quote (b)	Price Quotes	99.50% - 100.25% of par
			Par Value	$2.0 - $22.5 million
	12,576	Liquidation	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par

	$821,988	Total Level Three Debt Investments

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

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

Energy Technology, above, aligns with the Energy Technology Industry in the Schedule of Investments. In our quarterly and annual reports filed with the Commission prior to the 2013 Annual Report on Form 10-K, we referred to the Energy Technology Industry as “Clean Tech” and we referred to these investments as “Clean Tech” in the Schedule of Investments included in such reports.

(b)	A broker quote valuation technique was used to derive the fair value of debt investments which are part of a syndicated facility.
(c)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type -	Fair Value at March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
	(in thousands)
Level Three Equity Investments	$9,961	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c) Average Industry Volatility (d) Risk-Free Interest Rate Estimated Time to Exit (in months)	6.9x - 14.0x 1.1x - 4.8x 11.70% - 31.90% 39.32% - 99.82% 0.16% - 0.42% 14 - 26
	9,895	Market Adjusted OPM Backsolve	Average Industry Volatility (d) Risk-Free Interest Rate Estimated Time to Exit (in months)	38.04% - 81.35% 0.21% - 0.88% 18 - 39
	28,123	Other	Last Round Price	$2.02 - $18.00
Level Three Warrant Investments	$9,570	Market Comparable Companies	EBITDA Multiple (b) Revenue Multiple (b) Discount for Lack of Marketability (c) Average Industry Volatility (d) Risk-Free Interest Rate Estimated Time to Exit (in months)	3.7x - 32.7x 0.6x - 11.3x 11.70% - 31.60% 28.23% - 98.69% 0.11% - 1.29% 12 - 48
	8,731	Market Adjusted OPM Backsolve	Average Industry Volatility (d) Risk-Free Interest Rate Estimated Time to Exit (in months)	29.88% - 99.56% 0.09% - 2.66% 9 - 45

Total Level Three Warrant and Equity Investments	$66,280

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Investment Type -	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
(in thousands)
Level Three Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple (b)	8.6x - 17.7x
			Revenue Multiple (b)	0.7x - 13.8x
			Discount for Lack of Marketability (c)	9.1%- 23.6%
			Average Industry Volatility (d)	43.4% - 110.7%
			Risk-Free Interest Rate	0.1% - 0.4%
			Estimated Time to Exit (in months)	6 - 30
	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	45.6% - 109.7%
			Risk-Free Interest Rate	0.1% - 0.9%
			Estimated Time to Exit (in months)	6 - 42
	18,127	Other	Average Industry Volatility (d)	44.0%
			Risk-Free Interest Rate	0.1%
			Estimated Time to Exit (in months)	12
Level Three Warrant Investments	$10,200	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 51.4x
			Revenue Multiple (b)	0.5x - 13.8x
			Discount for Lack of Marketability (c)	6.4% - 36.0%
			Average Industry Volatility (d)	21.3% - 110.7%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	6 - 48
	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	35.7% - 109.9%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	3 - 48
	9,595	Other	Average Industry Volatility (d)	44.0% - 56.9%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$66,368

(a)	The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of average industry volatility used by market participants when pricing the investment.

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology- related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged.

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

The Company’s process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. The Company values its syndicated debt investments using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a debt investment is doubtful or, if under the in-exchange premise, when the value of a debt security was to be less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or, if under the in-exchange premise, the value of a debt security were to be greater than amortized cost.

When originating a debt instrument, the Company generally receives warrants or other equity-related securities from the borrower. The Company determines the cost basis of the warrants or other equity-related securities received based upon their respective fair values on the date of receipt in proportion to the total fair value of the debt investment and warrants or other equity-related securities received. Any resulting discount on the debt investment from recordation of the warrant or other equity instruments is accreted into interest income over the life of the loan.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2014 (unaudited) and as of December 31, 2013. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three-months ended March 31, 2014, there were no transfers between Levels 1 or 2.

		Investments at Fair Value as of March 31, 2014
(in thousands) Description	3/31/2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$798,359	$—	$—	$798,359
Preferred stock	45,723	—	—	45,723
Common stock	22,966	20,710	—	2,256
Warrants	23,614	—	5,313	18,301

	$890,662	$20,710	$5,313	$864,639

		Investments at Fair Value as of December 31, 2013
(in thousands) Description	12/31/2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Senior secured debt	$821,988	$—	$—	$821,988
Preferred stock	35,554	—	—	35,554
Common stock	17,116	15,009	—	2,107
Warrants	35,637	—	6,930	28,707

	$910,295	$15,009	$6,930	$888,356

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three-months ended March 31, 2014 (unaudited) and year ended December 31, 2013.

(in thousands)	Balance, January 1, 2014	Net Realized Losses (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance, March 31, 2014
Senior Debt	$821,988	$—	$(2,724)	$114,283	$—	$(134,449)	$—	$(739)	$798,359
Preferred Stock	35,554	(250)	8,699	2,433	(503)	—	1,270	(1,480)	45,723
Common Stock	2,107	—	149	—	—	—	—	—	2,256
Warrants	28,707	(125)	(8,606)	656	(548)	—	—	(1,783)	18,301

Total	$888,356	$(375)	$(2,482)	$117,372	$(1,051)	$(134,449)	$1,270	$(4,002)	$864,639

(in thousands)	Balance, January 1, 2013	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance, December 31, 2013
Senior Debt	$827,540	$(9,536)	$(8,208)	$484,367	$(8)	$(469,780)	$769	$(3,156)	$821,988
Preferred Stock	33,178	7,968	7,682	6,198	(18,572)	—	776	(1,676)	35,554
Common Stock	2,367	—	(1,103)	750	—	—	93	—	2,107
Warrants	22,140	5,257	6,173	6,524	(10,350)	—	—	(1,037)	28,707

Total	$885,225	$3,689	$4,544	$497,839	$(28,930)	$(469,780)	$1,638	$(5,869)	$888,356

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying consolidated statements of operations.
(3)	Transfers in/out of Level 3 during the three-months ended March 31, 2014 relate to the conversion of Paratek Pharmaceuticals, Inc. and SCI Energy, Inc. debt to equity, the exercise of warrants in Box, Inc. equity and the initial public offerings of Concert Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Everyday Health, Inc., Revance Therapeutics, Inc., and UniQure BV.
(4)	Transfers in/out of Level 3 during the year ended December 31, 2013 relate to the conversion of Optiscan BioMedical, Inc., Gynesonics, Inc., Philotic, Inc., and Tethys BioScience, Inc. debt to equity, the conversion of OCZ Technology warrants to principal and the initial public offerings of Portola Pharmaceuticals, Inc., Acceleron Pharma, Inc., Bind, Inc., and ADMA Biologics, Inc.

For the three-months ended March 31, 2014, approximately $8.2 million and $149,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $814,000 and $2.7 million in net unrealized depreciation was recorded for warrant and debt Level 3 investments respectively relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three-months ended March 31, 2014 and 2013 (unaudited). The Company did not hold any Control investments at either March 31, 2014 or 2013.

(in thousands)	Three months ended March 31, 2014
Portfolio Company	Type	Fair Value at March 31, 2014	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Affiliate	$497	$—	$24	$—	$—
Optiscan BioMedical, Corp.	Affiliate	5,032	—	247	—	—
Stion Corporation	Affiliate	5,664	1,475	(224)	—	—

Total		$11,193	$1,475	$47	$—	$—

(in thousands)	Three months ended March 31, 2013
Portfolio Company	Type	Fair Value at March 31, 2013	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Affiliate	$1,888	$—	$222	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,308	610	212	—	—

Total		$14,196	$610	$434	$—	$—

During the year ended December 31, 2013, Stion Corporation became classified as an affiliate.

A summary of the composition of the Company’s investment portfolio as of March 31, 2014 (unaudited) and December 31, 2013 at fair value is shown as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$500,899	56.2%	$634,820	69.7%
Senior secured debt	321,074	36.0%	222,805	24.5%
Preferred stock	45,723	5.1%	35,554	3.9%
Common Stock	22,966	2.7%	17,116	1.9%

	$890,662	100.0%	$910,295	100.0%

The decline in senior secured debt with warrants is consistent with the overall decline in the investment portfolio at March 31, 2014 from December 31, 2013 and the increase in senior secured debt is due to the addition of seven new debt investments in the three-months ended March 31, 2014 partially offset by the payoff of two existing debt investments included in the period ended December 31, 2013.

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2014 (unaudited) and December 31, 2013 is shown as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$843,941	94.8%	$864,003	94.9%
Canada	26,201	2.9%	25,798	2.8%
Israel	10,012	1.1%	9,863	1.1%
Netherlands	10,008	1.1%	10,131	1.1%
England	500	0.1%	500	0.1%

	$890,662	100.0%	$910,295	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at March 31, 2014 (unaudited) and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$206,535	23.2%	$219,169	24.1%
Energy Technology	166,482	18.7%	164,466	18.1%
Internet Consumer & Business Services	105,964	11.9%	122,073	13.4%
Medical Devices & Equipment	99,061	11.1%	103,614	11.4%
Software	79,077	8.9%	65,218	7.2%
Drug Delivery	63,335	7.1%	62,022	6.8%
Specialty Pharmaceuticals	40,217	4.5%	20,055	2.2%
Communications & Networking	35,526	4.0%	35,979	4.0%
Media/Content/Info	29,447	3.3%	8,679	1.0%
Healthcare Services, Other	20,626	2.3%	29,080	3.2%
Information Services	15,102	1.7%	46,565	5.1%
Surgical Devices	10,353	1.1%	10,307	1.0%
Semiconductors	9,464	1.1%	4,685	0.5%
Biotechnology Tools	4,541	0.5%	5,275	0.6%
Consumer & Business Products	3,282	0.4%	2,995	0.3%
Diagnostic	858	0.1%	902	0.1%
Electronics & Computer Hardware	792	0.1%	9,211	1.0%

	$890,662	100.0%	$910,295	100.0%

During the three-months ended March 31, 2014, the Company funded investments in debt securities and equity investments totaling approximately $110.4 million and $1.5 million, respectively. The Company converted approximately $2.0 million of warrants to equity in three portfolio companies during the three-months ended March 31, 2014.

During the three-months ended March 31, 2013, the Company funded investments in debt securities and equity investments totaling approximately $136.3 million and $2.0 million, respectively. The Company converted approximately $836,000 of debt to equity in three portfolio companies during the three-months ended March 31, 2013.

No single portfolio investment represents more than 10% of the fair value of the investments as of March 31, 2014 and December 31, 2013.

During the three-month periods ended March 31, 2014, we recognized net realized gains of approximately $4.9 million. These net realized gains include gross realized gains of approximately $5.4 million primarily from the sale of investments in five portfolio companies, including Cell Therapeutics ($1.3 million), Neuralstem ($1.2 million), Portola Pharmaceuticals ($700,000), AcelRx ($485,000) and Dicerna ($200,000). These gains were partially offset by gross realized losses of approximately $500,000 from the liquidation of the Company’s investments in five portfolio companies.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $3.9 million and $4.0 million of unamortized fees at March 31, 2014 and December 31, 2013, respectively, and approximately $14.6 million and $14.4 million in exit fees receivable at March 31, 2014 and December 31, 2013, respectively.

The Company has debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $852,000 and $779,000 in PIK income during the three-months ended March 31, 2014 and 2013, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three-month periods ended March 31, 2014 and 2013.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2014, approximately 61.5% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 38.5% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property. At March 31, 2014 the Company had no equipment only liens on any of our portfolio companies.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At March 31, 2014, the April 2019 Notes were trading on the New York Stock Exchange for $1.035 per dollar at par value, and the September 2019 Notes were trading on the New York Stock Exchange for $1.030 per dollar at par value. Based on market quotations on or around March 31, 2014, the Convertible Senior Notes were trading for $1.213 per dollar at par value and the Asset-Backed Notes were trading for $1.003 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $194.1 million, compared to the carrying amount of $190.2 million as of March 31, 2014.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities at March 31, 2014 (unaudited) and December 31, 2013:

(in thousands) Description	March 31, 2014	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$90,938	$—	$90,938	$—
Asset Backed Notes	$63,981	$—	$—	$63,981
April 2019 Notes	$87,430	$—	$87,430	$—
September 2019 Notes	$88,451	$—	$88,451	$—
SBA Debentures	$194,128	$—	$—	$194,128

(in thousands) Description	December 31, 2013	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Convertible Senior Notes	$105,206	$—	$105,206	$—
Asset Backed Notes	$89,893	$—	$—	$89,893
April 2019 Notes	$86,281	$—	$86,281	$—
September 2019 Notes	$87,248	$—	$87,248	$—
SBA Debentures	$222,742	$—	$—	$222,742

4. Borrowings Long Term

Outstanding Borrowings

At March 31, 2014 (unaudited) and December 31, 2013, the Company had the following available borrowings and outstanding borrowings:

	March 31, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	63,782	63,782	89,557	89,557
Convertible Senior Notes (3)	75,000	72,789	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	30,000	—	30,000	—

Total	$604,346	$497,135	$664,921	$557,440

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)	In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At March 31, 2014, the total available borrowings under the SBA was $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.
(3)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.2 million at March 31, 2014 and $2.5 million at December 31, 2013.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $38.0 million in HT II as of March 31, 2014, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at March 31, 2014. As of March 31, 2014, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2014 the Company held investments in HT II in 41 companies with a fair value of approximately $98.9 million, accounting for approximately 11.1% of the Company’s total portfolio at March 31, 2014.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of March 31, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of March 31, 2014. As of March 31, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2014, the Company held investments in HT III in 31 companies with a fair value of approximately $178.5 million accounting for approximately 20.0% of the Company’s total portfolio at March 31, 2014.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2014 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The average amount of debentures outstanding for the three-months ended March 31, 2014 for HT II was approximately $63.6 million with an average interest rate of approximately 5.31%. The average amount of debentures outstanding for the three-months ended March 31, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.38%.

As of March 31, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2014, with the Company’s net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $225.0 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At March 31, 2014, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding as of March 31, 2014 (unaudited) and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750

Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

2019 Notes

On March 6, 2012, the Company and U.S. Bank National Association (the “Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, the Company and the Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

On September 24, 2012, the Company and the Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to the Company’s issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “September 2019 Notes” and, together with the April 2019 Notes, the “2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

2019 Notes payable is compromised of:

	As of
(in thousands)	March 31, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874

Carrying Value of Debt	$170,364	$170,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company’s compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The April 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

In July 2012, the Company reopened the Company’s April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

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

The September 2019 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness, including without limitation, the $75 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

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

For the three-months ended March 31, 2014 and 2013 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Stated interest expense	$2,981	$2,981
Amortization of debt issuance cost	240	240

Total interest expense and fees	$3,221	$3,221

Cash paid for interest expense and fees	$2,981	$2,998

As of March 31, 2014, the Company was in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes.

Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company’s made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “Asset-Backed Notes”), which Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among the Company, Hercules Capital Funding 2012-1 LLC, as Trust Depositor (the “Trust Depositor”), Hercules Capital Funding Trust 2012-1, as Issuer (the “Issuer”), and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The Asset-Backed Notes have a stated maturity of December 16, 2017.

As part of this transaction, the Company entered into a sale and contribution agreement with the Trust Depositor under which the Company has agreed to sell or have contributed to the Trust Depositor certain senior loans made to certain of the Company’s portfolio companies (the “Loans”). The Company has made customary representations, warranties and covenants in the sale and contribution agreement with respect to the Loans as of the date of their transfer to the Trust Depositor.

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

At March 31, 2014 and December 31, 2013, the Asset Backed Notes had an outstanding principal balance of $63.8 million and $89.6 million, respectively.

Under the terms of the Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $4.8 million and $6.3 million of Restricted Cash as of March 31, 2014 and December 31, 2013, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of March 31, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $72.8 million.

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are the Company’s senior unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of March 31, 2014, the conversion rate was 86.5029 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.56 per share of common stock).

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14- 1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, the Company estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, the Company recorded interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

As of March 31, 2014 (unaudited) and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of March 31, 2014	As of December 31, 2013
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(2,211)	(2,481)

Carrying value of debt	$72,789	$72,519

For the three-months ended March 31, 2014 and 2013 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended March,
(in thousands)	2014	2013
Stated interest expense	$1,125	$1,125
Accretion of original issue discount	271	271
Amortization of debt issuance cost	144	144

Total interest expense	$1,540	$1,540

Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for both the three-months ended March 31, 2014 and 2013. As of March 31, 2014, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended March 31, 2014, this non-use fee was approximately $101,000. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that the Company subsequently raises. As of March 31, 2014, the minimum tangible net worth covenant has increased to $478.5 million as a result of the Company’s follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at March 31, 2014.

At March 31, 2014 there were no borrowings outstanding on this facility.

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

On March 30, 2012 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to the offer and sale of the Company’s 2019 Notes. On September 17, 2012, the Company entered into an amendment to the Union Bank Facility. Pursuant to the terms of the amendment, the Company is permitted to increase the Company’s unsecured indebtedness by an aggregate original principal amount not to exceed $200.0 million incurred after March 30, 2012 in one or more issuances, provided certain conditions are satisfied for each issuance.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended March 31, 2014, this nonuse fee was $37,500. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of March 31, 2014, the minimum tangible net worth covenant has increased to $472.8 million as a result of follow-on public offerings. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at March 31, 2014.

At March 31, 2014 there were no borrowings outstanding on this facility. The Company Further amended the Union Bank Facility on January 31, 2014. As amended, the Union Bank Facility will expire as of May 2, 2014. The Company continues to explore potential financing arrangements with Union Bank that may be implemented following the expiration of the Union Bank Facility.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, the Company paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of debt investments and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the three-months ended March 31, 2014, the Company reduced the Company’s realized gain by approximately $78,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. The Company recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $45,000 as a result of current quarter depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $325,000 as of March 31, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.7 million under the warrant participation agreement thereby reducing the Company’s realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and March 2017.

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

During the three-months ended March 31, 2014, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of March 31, 2014, approximately 100% would be from ordinary income and spillover earnings from 2013. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2013 distributions to shareholders will actually be.

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

Taxable income for the three-month period ended March 31, 2014 was approximately $12.3 million or $0.20 per share. Taxable net realized gains for the same period were $3.5 million or approximately $0.06 per share. Taxable income for the three-month period ended March 31, 2013 was approximately $14.7 million or $0.27 per share. Taxable net realized gains for the same period were $1.1 million or approximately $0.02 per share.

The Company intends to distribute approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014.

6. Shareholders’ Equity

On August 16, 2013, the Company entered into an “At-The-Market” (“ATM”) equity distribution agreement with JMP Securities LLC (“JMP”). The equity distribution agreement provides that the Company may offer and sell up to 8.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. There were no sales under the ATM Program for the three-months ended March 31, 2014.

The Company has issued stock options for common stock subject to future issuance, of which 770,417 and 833,923 were outstanding at March 31, 2014 and December 31, 2013, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 7.0 million shares of common stock. On June 1, 2011, stockholders approved an amended and restated plan and provided an increase of 1.0 million shares, authorizing the Company to issue 8.0 million shares of common stock under the 2004 Plan.

The Company and its stockholders have authorized and adopted the 2006 Non-Employee Director Plan (the “2006 Plan” and, together with the 2004 Plan, the “Plans”) for purposes of attracting and retaining the services of its Board of Directors. Under the 2006 Plan, the Company is authorized to issue 1.0 million shares of common stock. The Company filed an exemptive relief request with the Securities and Exchange Commission (“SEC”) to allow options to be issued under the 2006 Plan which was approved on October 10, 2007.

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

The following table summarizes the common stock options activities for the three-months ended March 31, 2014 and 2013 (unaudited):

	For the Three Months Ended March 31,
	2014		2013
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	833,923	$12.53	2,574,749	$12.00
Granted	—	$—	27,000	$12.16
Exercised	(61,755)	$11.77	(80,256)	$11.31
Forfeited	(1,751)	$11.39	(4,613)	$9.65
Expired	—	$—	—	$—

Outstanding at March 31,	770,417	$12.59	2,516,880	$12.03

Shares Expected to Vest at March 31,	518,046	$12.59	408,065	$12.03

The following table summarizes common stock options outstanding and exercisable at March 31, 2014 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $9.25	50,640	2.99	$401,575	$6.14	37,469	2.39	$338,090	$5.05
$9.90 - $14.86	601,277	5.16	1,041,241	$12.56	214,902	3.14	713,075	$10.75
$15.44 - $16.13	118,500	6.60	—	$15.46	—	—	—	$—

$4.21 - $16.13	770,417	5.24	$1,442,816	$12.59	252,371	3.03	$1,051,165	$9.90

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At March 31, 2014, options for approximately 252,000 shares were exercisable at a weighted average exercise price of approximately $9.90 per share with weighted average of remaining contractual term of 3.03 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the three-months ended March 31, 2013 was approximately $54,000. No options were granted during the three-months ended March 31, 2014. During the three-months ended March 31, 2014 and 2013, approximately $140,000 and $95,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2014, there was $1.0 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.30 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the three-month period ended March 31, 2013. No options were granted during the three-months ended March 31, 2014.

Three Months Ended March 31,
2013
Expected Volatility	46.90%
Expected Dividends	10%
Expected term (in years)	4.5
Risk-free rate	0.65% - 0.80%

During the three-months ended March 31, 2014 the Company did not grant any restricted stock pursuant to the Plans. During the three-months ended March 31, 2013, the Company granted approximately 606,001 shares of restricted stock pursuant to the Plans. See “Subsequent Events”.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the three-month period ended March 31, 2013 was approximately $7.7 million. No shares of restricted stock were granted during the three-months ended March 31, 2014. During the three-month periods ended March 31, 2014 and 2013, the Company expensed approximately $1.4 million and $1.1 million of compensation expense related to restricted stock, respectively. As of March 31, 2014, there was approximately $8.6 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.09 years.

The following table summarizes the activities for our unvested restricted stock for the three-months ended March 31, 2014 and 2013 (unaudited):

	For the Three-Month Period Ended March 31,
	2014		2013
	Restricted Stock Units	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Exercise Price
Unvested at December 31	1,035,897	$11.94	899,789	$10.73
Granted	—	$—	606,001	$12.72
Vested	(284,490)	$12.21	(201,263)	$10.39
Forfeited	—	$—	(6,076)	$10.54
Unvested at March 31,	751,407	$11.84	1,298,451	$11.71

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three Months Ended March 31,
(in thousands, except per share data)	2014	2013
Numerator
Net increase in net assets resulting from operations	$22,185	$16,689
Less: Dividends declared-common and restricted shares	(19,165)	(13,382)

Undistributed earnings	3,020	3,307

Undistributed earnings-common shares	3,020	3,307
Add: Dividend declared-common shares	18,928	13,051

Numerator for basic and diluted change in net assets per common share	$21,948	$16,358

Denominator
Basic weighted average common shares outstanding	60,870	53,682
Common shares issuable	1,825	141

Weighted average common shares outstanding assuming dilution	62,695	53,823
Change in net assets per common share
Basic	$0.36	$0.30
Diluted	$0.35	$0.30

For the purpose of calculating diluted earnings per share for three-months ended March 31, 2014 and 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.56 and $11.78, respectively) for the Convertible Senior Notes for such period.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti- dilutive shares. For the three-months ended March 31, 2014 and 2013, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 797,489 and 2,630,003 shares, respectively.

At March 31, 2014, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three-months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Per share data:
Net asset value at beginning of period	$10.51	$9.75
Net investment income (1)	0.30	0.28
Net realized gain on investments	0.08	0.03
Net unrealized depreciation on investments	(0.02)	(0.01)

Total from investment operations	0.36	0.30
Net increase/(decrease) in net assets from capital share transactions	(0.01)	0.18
Distributions	(0.31)	(0.25)
Stock-based compensation expense included in investment income (2)	0.03	0.02

Net asset value at end of period	$10.58	$10.00

Ratios and supplemental data:
Per share market value at end of period	$14.07	$12.25
Total return (3)	(12.42%)	14.59%
Shares outstanding at end of period	61,760	61,554
Weighted average number of common shares outstanding	60,870	53,682
Net assets at end of period	$653,302	$615,608
Ratio of operating expense to average net assets	10.74%	12.23%
Ratio of net investment income before provision for income tax expense and investment gains and losses to average net assets	11.26%	11.54%
Average debt outstanding	$536,110	$593,940
Weighted average debt per common share	$8.81	$11.06

(1)	Net investment income per share is calculated as net investment income divided by the weighted average shares outstanding.
(2)	Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment loss includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.
(3)	The total return for the three-month periods ended March 31, 2014 and 2013 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded contractual commitments to extend credit at March 31, 2014 totaled approximately $189.4 million. Approximately $95.6 million of these unfunded contractual commitments as of March 31, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $238.0 million of non-binding term sheets outstanding at March 31, 2014. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $388,000 and $329,000 during the three-month periods ended March 31, 2014 and 2013, respectively. Future commitments under the credit facility and operating leases were as follows at March 31, 2014:

	Payments due by period
	(in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$497,135	$—	$63,782	$72,789	$360,564
Operating Lease Obligations (5)	7,309	1,514	2,987	1,551	1,257

Total	$504,444	$1,514	$66,769	$74,340	$361,821

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)	Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $63.8 million in aggregate principal amount of the Asset-Backed Notes and $72.8 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $75.0 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.2 million at March 31, 2014.
(5)	Long-term facility leases.

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

11. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so the Company has concluded that there is no impact from adopting this standard on the Company’s statement of assets and liabilities or results of operations. The Company has adopted this standard for its fiscal year ending December 31, 2014.

12. Subsequent Events

Dividend Declaration

On April 28, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 19, 2014 to shareholders of record as of May 12, 2014. This dividend represents the Company’s thirty-fifth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.37 per share.

Restricted Stock Units Grants

In April 2014, the Company granted approximately 982,000 restricted stock units pursuant to the Plans.

Portfolio Company Developments

As of March 31, 2014, the Company held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc. and two companies which filed confidentially under the JOBS Act. In addition, subsequent to March 31, 2014 the following portfolio company completed an initial public offering:

1.	In April 2014, Glori Energy, Inc. (NASDAQ: GLRI), a Hercules portfolio company, completed a $185 million reverse merger with Infinity Cross Border Acquisition Corp. (NASDAQ: INXB) and closed a share tender offer and a warrant tender offer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A—“Risk Factors” of our annual report on Form 10-K filed with the SEC on February 27, 2014 and under “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related markets, including technology, biotechnology, life science, and energy and renewables technology industries at all stages of development. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY and McLean, VA.

Our goal is to be the leading structured debt financing provider of choice for venture capital-backed companies in technology- related markets requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related markets including technology, biotechnology, life science, and energy and renewables technology industries and to offer a full suite of growth capital products. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies but also have investments in public companies.

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $143.7 million and $290.0 million in assets, respectively, and accounted for approximately 9.5% and 19.3% of our total assets, respectively, prior to consolidation at March 31, 2014. As of March 31, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $225.0 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At March 31, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $890.7 million at March 31, 2014, as compared to $910.3 million at December 31, 2013.

The fair value of our debt investment portfolio at March 31, 2014 was approximately $798.4 million, compared to a fair value of approximately $822.0 million at December 31, 2013. The fair value of the equity portfolio at March 31, 2014 was approximately $68.7 million, compared to a fair value of approximately $52.7 million at December 31, 2013. The fair value of the warrant portfolio at March 31, 2014 was approximately $23.6 million, compared to a fair value of approximately $35.6 million at December 31, 2013.

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

Our portfolio activity for the three-month period ended March 31, 2014 (unaudited) and the year ended December 31, 2013 was comprised of the following:

(in millions)	March 31, 2014	December 31, 2013
Debt Commitments (1)
New portfolio company	$115.4	$535.0
Existing portfolio company	38.8	165.1

Total	$154.2	$700.1
Funded Debt Investments
New portfolio company	$92.4	$373.1
Existing portfolio company	18.0	118.0

Total	$110.4	$491.1
Funded Equity Investments
New portfolio company	$—	$—
Existing portfolio company	1.5	3.9

Total	$1.5	$3.9
Unfunded Contractual Commitments (2)
Total	$189.4	$151.0
Non-Binding Term Sheets
New portfolio company	$238.0	$28.0
Existing portfolio company	—	10

Total	$238.0	$38.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	The amount for March 31, 2014 includes unfunded contractual commitments in 31 new and existing portfolio companies. Approximately $95.6 million of these unfunded contractual commitments as of March 31, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three-month period ended March 31, 2014, we received approximately $132.6 million in aggregate principal repayments. Of the approximately $132.6 million of aggregate principal repayments, approximately $82.0 million were early principal repayments related to 10 portfolio companies, approximately $6.6 million were early repayments due to current quarter M&A transactions related to two portfolio companies and approximately $44.0 million were scheduled principal payments.

Total portfolio investment activity (inclusive of unearned income) for the three-month period ended March 31, 2014 (unaudited) and for the year ended December 31, 2013 was as follows:

(in millions)	March 31, 2014	December 31, 2013
Beginning Portfolio	$910.3	$906.3
New fundings	105.0	473.6
Restructure fundings	6.9	23.6
Warrants not related to current period fundings	0.1	3.5
Principal payments received on investments	(44.0)	(176.2)
Early payoffs	(88.6)	(300.6)
Restructure payoffs	—	(9.8)
Accretion of loan discounts and paid-in-kind principal	6.7	31.9
Acceleration of loan discounts and loan fees due to early payoff or restructure	(1.8)	(0.7)
New loan fees	(2.1)	(14.3)
Conversion of “Other Assets”	—	—
Debt converted to Equity	—	—
Warrants converted to Equity	2.0	0.2
Proceeds from sale of investments	(2.2)	(22.5)
Net realized (loss) gain on investments	(0.6)	(16.7)
Net change in unrealized appreciation (depreciation)	(1.0)	12.0

Ending Portfolio	$890.7	$910.3

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2014 (unaudited) and December 31, 2013.

	March 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$500,899	56.2%	$634,820	69.7%
Senior secured debt	321,074	36.0%	222,805	24.5%
Preferred stock	45,723	5.1%	35,554	3.9%
Common stock	22,966	2.7%	17,116	1.9%

	$890,662	100.0%	$910,295	100.0%

The decline in senior secured debt with warrants is consistent with the overall decline in our investment portfolio at March 31, 2014 from December 31, 2013 and the increase in senior secured debt is due to the addition of seven new debt investments in the three-months ended March 31, 2014 partially offset by the payoff of two existing debt investments included in the period ended December 31, 2013.

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$843,941	94.8%	$864,003	94.9%
Canada	26,201	2.9%	25,798	2.8%
Israel	10,012	1.1%	9,863	1.1%
Netherlands	10,008	1.1%	10,131	1.1%
England	500	0.1%	500	0.1%

	$890,662	100.0%	$910,295	100.0%

As of March 31, 2014, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, specifically, Box, Inc. (“BOX”), Dance Biopharm, Inc. and two companies that filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of March 31, 2014, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime or the London Interbank Offered Rate, or LIBOR, to approximately 15%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $3.9 million and $4.0 million of unamortized fees at March 31, 2014 and December 31, 2013, respectively, and approximately $14.6 million and $14.4 million in exit fees receivable at March 31, 2014 and December 31, 2013, respectively.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $852,000 and $779,000 in PIK income in the three-month periods ended March 31, 2014 and 2013, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At March 31, 2014, approximately 61.5% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 38.5% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property. At March 31, 2014 we had no equipment only liens on any of our portfolio companies.

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

The effective yield on our debt investments during the three-month periods ended March 31, 2014 and 2013 was 17.9% and 14.3%, respectively. This increase in effective yield between periods is primarily due to the effect of fee accelerations that occurred from increased early payoffs during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter which exclude non-interest earning assets such as warrants and equity investments. The overall weighted average yield to maturity of our debt investments was approximately 13.3% at both March 31, 2014 and December 31, 2013. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, energy technology, internet consumer and business services, medical device and equipment, software, drug delivery, specialty pharmaceuticals, communications and networking, media/content/info, healthcare services, information services, surgical devices, semiconductors, biotechnology tools, consumer and business products, diagnostic and electronics and computer hardware industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of March 31, 2014, approximately 64.9% of the fair value of our portfolio was composed of investments in four industries: 23.2% was composed of investments in the drug discovery and development industry, 18.7% was composed of investments in the energy technology industry, 11.9% was composed of investments in the internet consumer and business services industry and 11.1% was composed of investments in the medical device and equipment industry.

The following table shows the fair value of our portfolio by industry sector at March 31, 2014 (unaudited) and December 31, 2013:

	March 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$206,535	23.2%	$219,169	24.1%
Energy Technology	166,482	18.7%	164,466	18.1%
Internet Consumer & Business Services	105,964	11.9%	122,073	13.4%
Medical Devices & Equipment	99,061	11.1%	103,614	11.4%
Software	79,077	8.9%	65,218	7.2%
Drug Delivery	63,335	7.1%	62,022	6.8%
Specialty Pharmaceuticals	40,217	4.5%	20,055	2.2%
Communications & Networking	35,526	4.0%	35,979	4.0%
Media/Content/Info	29,447	3.3%	8,679	1.0%
Healthcare Services, Other	20,626	2.3%	29,080	3.2%
Information Services	15,102	1.7%	46,565	5.1%
Surgical Devices	10,353	1.1%	10,307	1.0%
Semiconductors	9,464	1.1%	4,685	0.5%
Biotechnology Tools	4,541	0.5%	5,275	0.6%
Consumer & Business Products	3,282	0.4%	2,995	0.3%
Diagnostic	858	0.1%	902	0.1%
Electronics & Computer Hardware	792	0.1%	9,211	1.0%

	$890,662	100.0%	$910,295	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the three-months ended March 31, 2014 and the year ended December 31, 2013, our ten largest portfolio companies represented approximately 29.5% and 29.3% of the total fair value of our investments in portfolio companies, respectively. At both March 31, 2014 and December 31, 2013, we had one investment that represented 5% or more of our net assets. At March 31, 2014, we had five equity investments representing approximately 71.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2013, we had six equity investments which represented approximately 75.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of March 31, 2014, 100% of our debt investments were in a senior secured first lien position, and approximately 98.0% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime-or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates increase.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2014, we held warrants in 107 portfolio companies, with a fair value of approximately $23.6 million. The fair value of our warrant portfolio decreased by approximately 33.7%, as compared to a fair value of $35.6 million at December 31, 2013 primarily related to the reversal of unrealized appreciation related to the exercise of our warrant positions in Neuralstem, Inc. ($751,000) and Box, Inc. ($8.3 million) to preferred stock.

Our existing warrant holdings currently would require us to invest approximately $68.6 million to exercise such warrants as of March 31, 2014. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.01x to 14.91x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three-month periods ended March 31, 2014 and 2013 (unaudited). We did not hold any Control investments at either March 31, 2014 or 2013.

(in thousands)			Three months ended March 31, 2014
Portfolio Company	Type	Fair Value at March 31, 2014	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Affiliate	$497	$—	$24	$—	$—
Optiscan BioMedical, Corp.	Affiliate	5,032	—	247	—	—
Stion Corporation	Affiliate	5,664	1,475	(224)	—	—

Total		$11,193	$1,475	$47	$—	$—

(in thousands)			Three months ended March 31, 2013
Portfolio Company	Type	Fair Value at March 31, 2013	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/ (Loss)
Gelesis, Inc.	Affiliate	$1,888	$—	$222	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,308	610	212	—	—

Total		$14,196	$610	$434	$—	$—

During the year ended December 31, 2013 Stion Corporation became classified as an affiliate.

Portfolio Grading

We use an investment grading system, which grades each debt investments on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2014 (unaudited) and December 31, 2013, respectively:

	March 31, 2014			December 31, 2013
(in thousands)	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	20	$225,685	28.3%	15	$162,586	19.8%
2	35	391,172	49.0%	42	429,804	52.3%
3	18	158,956	19.9%	18	184,692	22.5%
4	3	14,615	1.8%	4	30,687	3.7%
5	4	7,931	1.0%	5	14,219	1.7%

		$798,359	100.0%		$821,988	100.0%

As of March 31, 2014, our debt investments had a weighted average investment grading of 2.05, as compared to 2.20 at December 31, 2013. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

At March 31, 2014, we had three debt investments on non-accrual with a cumulative cost and fair value of approximately $24.0 million and $7.7 million, respectively. At December 31, 2013 we had two debt investments on non-accrual with a cumulative cost and fair value of approximately $23.3 million and $12.6 million, respectively.

Results of Operations

Comparison of the three-month periods ended March 31, 2014 and 2013

Investment Income

Total investment income for the three-month period ended March 31, 2014 was approximately $35.8 million as compared to approximately $31.0 million for the three-month period ended March 31, 2013.

Interest income for the three-month period ended March 31, 2014 totaled approximately $30.8 million as compared to approximately $28.9 million for the three-month period ended March 31, 2013. The increase in interest income is attributable to an increase in accelerations related to early payoffs and material loan modifications (cumulative increase of approximately $3.9 million) partially offset by a decline in the debt investment portfolio and a decrease in default interest income (cumulative decrease of approximately $2.0 million).

Income from commitment, facility and loan related fees for the three-month period ended March 31, 2014 totaled approximately $4.9 million as compared to approximately $2.0 million for the three-month period ended March 31, 2013. The increase in fee income is primarily attributable to an increase in accelerations related to early payoffs and material loan modifications (cumulative increase of approximately $1.1 million) as well as an increase in prepayment penalties collected on early payoffs (an increase of approximately $1.7 million).

The following table shows the PIK-related activity for the three-months ended March 31, 2014 and 2013, at cost (unaudited):

	Three Months Ended March 31,
(in thousands)	2014	2013
Beginning PIK loan balance	$4,982	$3,309
PIK interest capitalized during the period	659	697
Payments received from PIK loans	(1,205)	(142)

Ending PIK loan balance	$4,436	$3,864

The increase in payments received from PIK loans during the three-months ended March 31, 2014 is due to the addition of nine PIK loans which have incurred PIK capitalizations during the period and the payoff of two PIK loans during the three-month period ended March 31, 2014.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three-month periods ended March 31, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $17.5 million and $15.9 million during the three month periods ended March 31, 2014 and 2013, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $9.2 million for the three-month period ended March 31, 2014 as compared to approximately $8.7 million for the three-month period ended March 31, 2013. This increase was primarily attributable to an acceleration of amortization related to the partial early payoffs of SBA obligations and our Asset-Backed Notes (cumulative acceleration of approximately $937,000) partially offset by a decrease in interest expense related to the same events of approximately $483,000.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 6.9% for the three-months ended March 31, 2014, as compared to 5.9% for the three-months ended March 31, 2013. The increase was primarily driven by the acceleration of interest and fees related to the partial early payoffs of SBA obligations and our Asset-Backed Notes as described above.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $2.5 million from $2.2 million for the three-month periods ended March 31, 2014 and 2013, respectively. These increases were primarily due to increased marketing expense related to enhancement of our website, investor relations and legal expenses.

Employee Compensation

Employee compensation and benefits totaled approximately $4.2 million for the three-month period ended March 31, 2014 as compared to approximately $3.8 million for the three-month period ended March 31, 2013. This increase was primarily due to increasing our staff by six active employees at March 31, 2014 from March 31, 2013.

Stock-based compensation totaled approximately $1.6 million for the three-month period ended March 31, 2014 as compared to approximately $1.2 million for the three-month period ended March 31, 2013. This increase was primarily due to the restricted stock units granted March 6, 2013. Compensation expense related to this grant amortized during the entire three-month period ended March 31, 2014 compared to a partial period ended March 31, 2013.

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

A summary of realized gains and losses for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Realized gains	$5,382	$3,613
Realized losses	(510)	(1,622)

Net realized gains	$4,872	$1,991

During the three-month period ended March 31, 2014, we recognized net realized gains of approximately $4.9 million. These net realized gains include gross realized gains of approximately $5.4 million primarily from the sale of investments in five portfolio companies, including Cell Therapeutics ($1.3 million), Neuralstem ($1.2 million), Portola Pharmaceuticals ($700,000), AcelRx ($485,000) and Dicerna ($200,000). These gains were partially offset by gross realized losses of approximately $500,000 from the liquidation of our investments in five portfolio companies.

During the three-month period ended March 31, 2013, we recognized net realized gains of approximately $2.0 million. These net realized gains include gross realized gains of approximately $3.6 million primarily from the sale of investments in three portfolio companies. These gains were partially offset by gross realized losses of approximately $1.6 million from the liquidation of our investments in five portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
(in thousands)	Amount	Amount
Gross unrealized appreciation on portfolio investments	$25,249	$13,224
Gross unrealized depreciation on portfolio investments	(25,296)	(14,059)
Reversal of prior period net unrealized appreciation upon a realization event	(1,656)	(2,461)
Reversal of prior period net unrealized depreciation upon a realization event	739	1,613
Net unrealized appreciation (depreciation) on taxes payable	(72)	—
Citigroup Warrant Participation	45	181

Net unrealized appreciation (depreciation) on portfolio investments	$(991)	$(1,502)

During the three-months ended March 31, 2014, we recorded approximately $1.0 million of net unrealized depreciation from our debt, equity and warrant investments. Approximately $12.0 million is attributed to net unrealized appreciation on equity.

This unrealized appreciation was offset by approximately $10.3 million attributed to net unrealized depreciation on our warrant investments, including approximately $1.5 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. Additionally, this unrealized appreciation was offset by approximately $2.7 million of net unrealized depreciation on our debt investments, which primarily related to $7.2 million of unrealized depreciation for collateral based impairments and the reversal of approximately $300,000 of prior period net unrealized appreciation upon being realized as a loss due to the write-off or early payoff of debt investments.

Net unrealized appreciation decreased by approximately $72,000 as a result of estimated taxes payable for the three-months ended March 31, 2014.

During the three-months ended March 31, 2014, net unrealized appreciation increased by approximately $45,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement.

During the three-months ended March 31, 2013, we recorded approximately $1.5 million of net unrealized depreciation from our debt, equity and warrant investments. Approximately $1.9 million is attributed to net unrealized appreciation on equity, of which approximately $93,000 is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and approximately $268,000 is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $3.8 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $1.9 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and approximately $1.3 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss.

During the three-months ended March 31, 2013, net unrealized appreciation increased by approximately $181,000 as a result of current quarter net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three-month periods ended March 31, 2014 and 2013 (unaudited).

	Three Months Ended March 31, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(7.2)	$—	$(0.2)	$(7.4)

Reversals due to Debt Payoffs & Warrant/Equity sales	(0.3)	0.2	(9.6)	(9.7)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	3.5	0.1	3.6
Level 3 Assets	4.8	8.3	(0.6)	12.5

Total Fair Value Market/Yield Adjustments	4.8	11.8	(0.5)	16.1

Total Net Change in Unrealized Appreciation/(Depreciation)	$(2.7)	$12.0	$(10.3)	$(1.0)

	Three Months Ended March 31, 2013
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(5.7)	$—	$—	(5.7)

Reversals due to Debt Payoffs & Warrant/Equity sales	—	0.2	(1.0)	(0.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	0.1	0.2	0.3
Level 3 Assets	(1.5)	1.6	4.4	4.5

Total Fair Value Market/Yield Adjustments	(1.5)	1.7	4.6	4.8

Total Net Change in Unrealized Appreciation/(Depreciation)	$(7.2)	$1.9	$3.6	$(1.7)

*	Level 1 assets are generally equities listed in active markets and level 2 assets are generally warrants held in a public company. Observable market prices are typically the primary input in valuing level 1 and 2 assets. Level 3 asset valuations require inputs that are both significant and unobservable. Generally, level 3 assets are debt investments and warrants and equities held in a private company. See Note 2 to the financial statements discussing ASC 820.

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three-month periods ended March 31, 2014 and 2013, the net increase in net assets resulting from operations totaled approximately $22.2 million and approximately $16.7 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share was $0.36 and $0.35 for the three-month period ended March 31, 2014, whereas both the basic and fully diluted net change in net assets per common share for the three-month period ended March 31, 2013 was $0.30.

For the purpose of calculating diluted earnings per share for three-months ended March 31, 2014 and 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because our share price was greater than the conversion price in effect ($11.56 and $11.78, respectively) for the Convertible Senior Notes for such period.

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

On August 16, 2013, we entered into an ATM equity distribution agreement with JMP Securities LLC, or JMP. The equity distribution agreement provides that we may offer and sell up to 8.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices. There were no sales under the ATM Program for the three-month period ended March 31, 2014.

At March 31, 2014, we had $75.0 million of Convertible Senior Notes payable, $170.4 million of 2019 Notes, $63.8 million of Asset-Backed Notes and $190.2 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At March 31, 2014, we had $329.5 million in available liquidity, including $224.5 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $30.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2014, we had $112.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $225.0 million of SBA guaranteed debentures, subject to SBA approval. At March 31, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

At March 31, 2014, we had approximately $4.8 million of restricted cash. Our restricted cash consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three-months ended March 31, 2014, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the three-months ended March 31, 2014, our operating activities provided $35.8 million of cash and cash equivalents, compared to $47.7 million used during the three-months ended March 31, 2013. This $83.5 million increase in cash provided by operating activities resulted primarily from an increase in principal payments received on investments of approximately $56.7 million, and a decrease in purchases of investments of approximately $25.2 million. During the three-months ended March 31, 2014, our investing activities provided $1.5 million of cash, compared to approximately $900,000 used during three-months ended March 31, 2013. This $2.4 million increase in cash provided by investing activities was primarily due to a reduction of approximately $2.3 million in cash, classified as restricted cash, on assets that are securitized.

During the three-months ended March 31, 2014, our financing activities used $81.2 million of cash, compared to $72.5 million provided during the three-months ended March 31, 2013. This $153.7 million decrease in cash provided by financing activities was primarily due to a decrease in proceeds from issuance of common stock of $96.5 million and an increase in repayments of Asset-Backed Notes and credit facilities of $25.8 million and $25.5 million, respectively.

As of March 31, 2014, net assets totaled $653.3 million, with a net asset value per share of $10.58. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of March 31, 2014 our asset coverage ratio under our regulatory requirements as a business development company was 312.8%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 231.4% at March 31, 2014.

Outstanding Borrowings

At March 31, 2014 (unaudited) and December 31, 2013, we had the following available borrowings and outstanding amounts:

	March 31, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	63,782	63,782	89,557	89,557
Convertible Senior Notes (3)	75,000	72,789	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	30,000	—	30,000	—

Total	$604,346	$497,135	$664,921	$557,440

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)	In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At March 31, 2014, the total available borrowings under the SBA was $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.
(3)	Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.2 million at March 31, 2014 and $2.5 million at December 31, 2013.

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

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of March 31, 2014 (unaudited) and December 31, 2013 were as follows:

(in thousands)	March 31, 2014	December 31, 2013
Wells Facility	$281	$398
SBA Debenture	4,528	5,074
Convertible Debt	1,179	1,323
Asset Backed Notes	1,820	2,686
2019 Notes	5,079	5,319

	$12,887	$14,800

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of March 31, 2014, we had unfunded contractual commitments of approximately $189.4 million. Approximately $95.6 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $238.0 million of non-binding term sheets outstanding to 14 new companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2014 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$497,135	$—	$63,782	$72,789	$360,564
Operating Lease Obligations (5)	7,309	1,514	2,987	1,551	1,257

Total	$504,444	$1,514	$66,769	$74,340	$361,821

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)	Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $63.8 million in aggregate principal amount of the Asset-Backed Notes and $72.8 million of the Convertible Senior Notes.
(4)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $75.0 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $2.2 million at March 31, 2014.
(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $388,000 and $329,000 during the three-month periods ended March 31, 2014 and 2013, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of March 31, 2014, HT II has the capacity to issue a total of $76.0 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at March 31, 2014. As of March 31, 2014, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2014 we held investments in HT II in 41 companies with a fair value of approximately $98.9 million, accounting for approximately 11.1% of our total portfolio at March 31, 2014.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of March 31, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of March 31, 2014. As of March 31, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2014, we held investments in HT III in 31 companies with a fair value of approximately $178.5 million accounting for approximately 20.0% of our total portfolio at March 31, 2014.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2014 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The average amount of debentures outstanding for the three-months ended March 31, 2014 for HT II was approximately $63.6 million with an average interest rate of approximately 5.31%. The average amount of debentures outstanding for the three-months ended March 31, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.38%.

As of March 31, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $225.0 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At March 31, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding as of March 31, 2014 (unaudited) and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750

Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

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

2019 Notes payable is compromised of:

	As of
(in thousands)	March 31, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874

Carrying Value of Debt	$170,364	$170,364

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

For the three-months ended March 31, 2014 and 2013 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Stated interest expense	$2,981	$2,981
Amortization of debt issuance cost	240	240

Total interest expense and fees	$3,221	$3,221

Cash paid for interest expense and fees	$2,981	$2,998

As of March 31, 2014, we are in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

Asset-Backed Notes

On December 19, 2012, we completed a $230.7 million term debt securitization in connection with which an affiliate of ours made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “Asset-Backed Notes”), which Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The Asset-Backed Notes were issued by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among us, Hercules Capital Funding 2012- 1 LLC, as Trust Depositor (the “Trust Depositor”), Hercules Capital Funding Trust 2012-1, as Issuer (the “Issuer”), and Guggenheim Securities, LLC, as Initial Purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The Asset-Backed Notes have a stated maturity of December 16, 2017.

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

At March 31, 2014 and December 31, 2013, the Asset Backed Notes had an outstanding principal balance of $63.8 million and $89.6 million, respectively.

Under the terms of the Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. We have segregated these funds and classified them as Restricted Cash. There was approximately $4.8 million and $6.3 million of Restricted Cash as of March 31, 2014 and December 31, 2013, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of March 31, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $72.8 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of March 31, 2014, the conversion rate was 86.5029 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.56 per share of common stock).

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

The Convertible Senior Notes are accounted for in accordance with ASC 470-20 (previously FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). In accounting for the Convertible Senior Notes, we estimated at the time of issuance that the values of the debt and the embedded conversion feature of the Convertible Senior Notes were approximately 92.8% and 7.2%, respectively. The original issue discount of 7.2% attributable to the conversion feature of the Convertible Senior Notes was recorded in “capital in excess of par value” in the consolidated statement of assets and liabilities. As a result, we record interest expense comprised of both stated interest expense as well as accretion of the original issue discount resulting in an estimated effective interest rate of approximately 8.1%.

As of March 31, 2014 (unaudited) and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of March 31, 2014	As of December 31, 2013
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(2,211)	(2,481)

Carrying value of debt	$72,789	$72,519

For the three-months ended March 31, 2014 and 2013 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended March,
(in thousands)	2014	2013
Stated interest expense	$1,125	$1,125
Accretion of original issue discount	271	271
Amortization of debt issuance cost	144	144

Total interest expense	$1,540	$1,540

Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for both the three-months ended March 31, 2014 and 2013. As of March 31, 2014, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three-month period ended March 31, 2014, this non-use fee was approximately $101,000. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of March 31, 2014, the minimum tangible net worth covenant has increased to $478.5 million as a result of our follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2014. See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three-month period ended March 31, 2014, this nonuse fee was $37,500. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of March 31, 2014, the minimum tangible net worth covenant has increased to $472.8 million as a result of follow-on public offerings. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2014. We further amended the Union Bank Facility on January 31, 2014. As amended, the Union Bank Facility will expire as of May 2, 2014. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility. We continue to explore potential financing arrangements with Union Bank that may be implemented following the expiration of the Union Bank Facility.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. which expired under normal terms. During the first quarter of 2009, we paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of debt investments and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the three-months ended March 31, 2014, we reduced our realized gain by approximately $78,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $45,000 as a result of current quarter depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $325,000 as of March 31, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid

Citigroup approximately $1.7 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and March 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31

			$9.37

*	Dividend paid in cash and stock.

On April 28, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 19, 2014 to shareholders of record as of May 12, 2014. This dividend will represent our thirty-fifth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.37 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2013 and 2012, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2014 distributions to stockholders will actually be.

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

At March 31, 2014, approximately 76.8% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(3) the Valuation Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio company as provided by the investment committee, which incorporates the results of the independent valuation firm as appropriate.

(4) the Board of Directors, upon the recommendation of the Valuation Committee, discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
	(in thousands)
Pharmaceuticals - Debt	89,267	Originated Within 6 Months	Origination Yield	9.79% - 16.97%	13.28%
	168,016	Market Comparable Companies	Hypothetical Market Yield	12.70% - 16.97%	14.68%
			Premium/(Discount)	(1.00%) - 0.50%
Medical Devices - Debt	37,326	Originated Within 6 Months	Origination Yield	13.69% - 17.37%	15.22%
	35,362	Market Comparable Companies	Hypothetical Market Yield	14.52% - 17.37%	15.01%
			Premium/(Discount)	(1.00%) - 0.50%
	4,543	Liquidation	Probability weighting of alternative outcomes	30% - 70%
Technology - Debt	32,946	Originated Within 6 Months	Origination Yield	3.90% - 15.95%	14.17%
	83,091	Market Comparable Companies	Hypothetical Market Yield	12.89% - 19.70%	14.58%
			Premium/(Discount)	0.00% - 1.00%
	13,933	Liquidation	Probability weighting of alternative outcomes	0.00% - 100.00%
Energy Technology - Debt	52,314	Originated Within 6 Months	Origination Yield	10.81% - 17.29%	13.05%
	102,936	Market Comparable Companies	Hypothetical Market Yield	12.80% -14.39%	14.83%
			Premium/(Discount)	(0.50%) - 1.00%
Lower Middle Market - Debt	19,383	Originated Within 6 Months	Origination Yield	11.84%	11.84%
	73,973	Market Comparable Companies	Adjusted SMi Leveraged Loan Indices	10.46% -16.83%	14.19%
			Premium/(Discount)	0.00% - 1.00%
	7,380	Liquidation	Probability weighting of alternative outcomes	50.00%

		Debt Investments Where Fair Value Approximates Cost
	54,203	Imminent Payoffs
	23,686	Debt Investments Maturing in Less than One Year

	$798,359	Total Level Three Debt Investments

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

(b)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (c)
	(in thousands)
Pharmaceuticals - Debt	25,811	Originated Within 6 Months	Origination Yield	12.56% - 4.53%	13.36%
	250,607	Market Comparable Companies	Hypothetical Market Yield	13.83% - 15.47%	14.13%
			Premium/(Discount)	(1.00%) - 0.00%
Medical Devices - Debt	46,900	Originated Within 6 Months	Origination Yield	13.54% - 17.37%	14.87%
	34,723	Market Comparable Companies	Hypothetical Market Yield	14.32% - 17.37%	15.23%
			Premium/(Discount)	(1.00%) - 1.00%
Technology - Debt	18,796	Originated Within 6 Months	Origination Yield	10.62% - 15.97%	14.26%
	98,290	Market Comparable Companies	Hypothetical Market Yield	14.72% - 21.08%	15.48%
			Premium/(Discount)	0.00% - 1.00%
	1,643	Liquidation	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology - Debt	32,597	Originated Within 6 Months	Origination Yield	14.68% - 15.87%	15.17%
	108,238	Market Comparable Companies	Hypothetical Market Yield	15.37%	15.37%
			Premium/(Discount)	(0.50%) - 1.50%
Lower Middle Market - Debt	121,347	Market Comparable Companies	Hypothetical Market Yield	14.83% - 19.73%	16.12%
			Premium/(Discount)	0.00% - 1.00%
	31,818	Broker Quote (b)	Price Quotes	99.50% - 100.25% of par
			Par Value	$2.0 - $22.5 million
	12,576	Liquidation	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par

	$821,988	Total Level Three Debt Investments

(a)	The significant unobservable inputs used in the fair value measurement of our debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in our Schedule of Investments are included in the industries note above as follows:

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

Energy Technology, above, aligns with the Energy Technology industry in the Schedule of Investments. In our quarterly and annual reports filed with the Commission prior to the 2013 Annual Report on Form 10-K, we referred to the Energy Technology industry as “Clean Tech” and we referred to these investments as “Clean Tech” in the Schedule of Investments included in such reports.

(b)	A broker quote valuation technique was used to derive the fair value of debt investments which are part of a syndicated facility.
(c)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type -	Fair Value at March 31, 2014	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
(in thousands)
Level Three Equity Investments	$9,961	Market Comparable Companies	EBITDA Multiple (b)	6.9x - 14.0x
			Revenue Multiple (b)	1.1x - 4.8x
			Discount for Lack of Marketability (c)	11.70% - 31.90%
			Average Industry Volatility (d)	39.32% - 99.82%
			Risk-Free Interest Rate	0.16% - 0.42%
			Estimated Time to Exit (in months)	14 - 26
	9,895	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	38.04% - 81.35%
			Risk-Free Interest Rate	0.21% - 0.88%
			Estimated Time to Exit (in months)	18 - 39
	28,123	Other	Last Round Price	$2.02 - $18.00
Level Three Warrant Investments	$9,570	Market Comparable Companies	EBITDA Multiple (b)	3.7x - 32.7x
			Revenue Multiple (b)	0.6x - 11.3x
			Discount for Lack of Marketability (c)	11.70% - 31.60%
			Average Industry Volatility (d)	28.23% - 98.69%
			Risk-Free Interest Rate	0.11% - 1.29%
			Estimated Time to Exit (in months)	12 - 48
	8,731	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.88% - 99.56%
			Risk-Free Interest Rate	0.09% - 2.66%
			Estimated Time to Exit (in months)	9 - 45

Total Level Three Warrant and Equity Investments	$66,280

(a)	The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Investment Type -	Fair Value at December 31, 2013	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
(in thousands)
Level Three Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple (b)	8.6x - 17.7x
			Revenue Multiple (b)	0.7x - 13.8x
			Discount for Lack of Marketability (c)	9.1% - 23.6%
			Average Industry Volatility (d)	43.4% - 110.7%
			Risk-Free Interest Rate	0.1% - 0.4%
			Estimated Time to Exit (in months)	6 - 30
	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	45.6% - 109.7%
			Risk-Free Interest Rate	0.1% - 0.9%
			Estimated Time to Exit (in months)	6 - 42
	18,127	Other	Average Industry Volatility (d)	44.0%
			Risk-Free Interest Rate	0.1%
			Estimated Time to Exit (in months)	12
Level Three Warrant Investments	$10,200	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 51.4x
			Revenue Multiple (b)	0.5x - 13.8x
			Discount for Lack of Marketability (c)	6.4% - 36.0%
			Average Industry Volatility (d)	21.3% - 110.7%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	6 - 48
	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	35.7% - 109.9%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	3 - 48
	9,595	Other	Average Industry Volatility (d)	44.0% - 56.9%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	12 - 48

Total Level Three Warrant and Equity Investments	$66,368

(a)	The significant unobservable inputs used in the fair value measurement of our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.
(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

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

Our process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yield and interest rate spreads of similar securities as of the measurement date. We value our syndicated debt investments using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a debt investment is doubtful or, if under the in-exchange premise, when the value of a debt security were to be less than amortized cost of the investment. Conversely, where appropriate, we record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value or, if under the in-exchange premise, the value of a debt security were to be greater than amortized cost.

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

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At March 31, 2014, we had three debt investments on non-accrual with a cumulative cost and approximate fair value of $24.0 million and $7.7 million, respectively, compared to two debt investments on non-accrual at December 31, 2013 a cumulative cost and approximate fair market value of $23.3 million and $12.6 million, respectively.

Paid-In-Kind and End of Term Income

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $852,000 and $779,000 in PIK income in the three-month periods ended March 31, 2014 and 2013, respectively.

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

At December 31, 2013 no excise tax was recorded. We intend to distribute approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we have concluded that there is no impact from adopting this standard on our statement of assets and liabilities or results of operations. We have adopted this standard for our fiscal year ending December 31, 2014.

Subsequent Events

Dividend Declaration

On April 28, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 19, 2014 to shareholders of record as of May 12, 2014. This dividend represents our thirty-fifth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.37 per share.

Restricted Stock Units Grants

In April 2014, we granted approximately 982,000 restricted stock units pursuant to the Plans.

Closed and Pending Commitments

As of April 28, Hercules has:

a.	Closed commitments of approximately $60.0 million to new and existing portfolio companies, and funded approximately $27.1 million since the close of the first quarter of 2014.

b.	Pending commitments (signed non-binding term sheets) of approximately $171.0 million. The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1 – March 31, 2014 Closed Commitments	$155.7
Q2-14 Closed Commitments (as of April 28, 2014)	60.0

Total Year-to-date 2014 Closed Commitments(a)	215.7
Pending Commitments (as of April 28, 2014)(b)	171.0

Year to date 2014 Closed and Pending Commitments	386.7

Notes:

a.	Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of March 31, 2014, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc. and two companies which filed confidentially under the JOBS Act. In addition, subsequent to March 31, 2014 the following portfolio company completed an initial public offering:

1.	In April 2014, Glori Energy, Inc. (NASDAQ: GLRI), a Hercules portfolio company, completed a $185 million reverse merger with Infinity Cross Border Acquisition Corp. (NASDAQ: INXB) and closed a share tender offer and a warrant tender offer.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2014, approximately 98.0% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates, or variable rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands) Basis Point Change(1)	Interest Income	Interest Expense	Net Income
100	$6,615	$—	$6,615
200	$13,727	$—	$13,727
300	$23,765	$—	$23,765
400	$33,668	$—	$33,668
500	$43,542	$—	$43,542

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three-month period ended March 31, 2014, we did not engage in interest rate hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and Asset-Backed Notes, that could affect the net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and Asset-Backed Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Outstanding Borrowings” in this quarterly report on Form 10-Q.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2014 that represent greater than 5% of our net assets:

	March 31, 2014
(in thousands)	Fair Value	Percentage of Net Assets
Merrimack Pharmaceuticals, Inc.	$44,324	6.8%

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

During the three month period ended March 31, 2014, we issued approximately 29,000 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $440,000.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 1, 2014	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 1, 2014	/S/ JESSICA BARON
Jessica Baron
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.