Form 10-Q
period 2014-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2014-08-07
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-00702

HERCULES TECHNOLOGY GROWTH

CAPITAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	743113410
(State or Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
400 Hamilton Ave., Suite 310 Palo Alto, California (Address of Principal Executive Offices)	94301 (Zip Code)

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

On August 4, 2014, there were 63,252,132 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2014	December 31, 2013
Assets
Investments:
Non-control/Non-affiliate investments (cost of $980,524 and $891,059, respectively)	$983,952	$899,314
Affiliate investments (cost of $15,053 and $15,238, respectively)	7,393	10,981
Total investments, at value (cost of $995,577 and $906,297, respectively)	991,345	910,295
Cash and cash equivalents	116,008	268,368
Restricted cash	3,491	6,271
Interest receivable	8,700	8,962
Other assets	29,929	27,819
Total assets	$1,149,473	$1,221,715

Liabilities
Accounts payable and accrued liabilities	$10,393	$14,268
Long-term Liabilities (Convertible Senior Notes)	73,060	72,519
Asset-Backed Notes	46,547	89,557
2019 Notes	170,364	170,364
Long-term SBA Debentures	190,200	225,000
Total liabilities	$490,564	$571,708
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	64	62
Capital in excess of par value	668,673	656,594
Unrealized appreciation (depreciation) on investments	(5,224)	3,598
Accumulated realized losses on investments	(7,897)	(15,240)
Undistributed net investment income	3,293	4,993
Total net assets	$658,909	$650,007
Total liabilities and net assets	$1,149,473	$1,221,715
Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	63,251	61,837
Net asset value per share	$10.42	$10.51

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

(Dollars in thousands)	June 30, 2014	December 31, 2013
ASSETS
Restricted Cash	$3,491	$6,271
Total investments, at value (cost of $102,927 and $166,513, respectively)	100,773	165,445
Total assets	$104,264	$171,716

LIABILITIES
Asset-Backed Notes	$46,547	$89,557
Total liabilities	$46,547	$89,557

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest Income
Non-Control/Non-Affiliate investments	$30,384	$29,780	$59,766	$58,099
Affiliate investments	152	514	1,616	1,124
Total interest income	30,536	30,294	61,382	59,223
Fees
Non-Control/Non-Affiliate investments	3,454	4,227	8,366	6,255
Affiliate investments	11	4	23	4
Total fees	3,465	4,231	8,389	6,259
Total investment income	34,001	34,525	69,771	65,482
Operating expenses:
Interest	6,534	7,570	13,682	15,202
Loan fees	1,091	1,191	3,167	2,269
General and administrative	2,126	2,403	4,587	4,655
Employee Compensation:
Compensation and benefits	3,233	4,164	7,454	7,962
Stock-based compensation	2,466	1,587	4,026	2,753
Total employee compensation	5,699	5,751	11,480	10,715
Total operating expenses	15,450	16,915	32,916	32,841
Net investment income	18,551	17,610	36,855	32,641
Net realized gain on investments
Non-Control/Non-Affiliate investments	2,470	2,192	7,343	4,184
Total net realized gain on investments	2,470	2,192	7,343	4,184
Net increase in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	(4,378)	1,987	(5,418)	2,087
Affiliate investments	(3,452)	(910)	(3,404)	(1,344)
Total net unrealized appreciation (depreciation) on investments	(7,830)	1,077	(8,822)	743
Total net realized and unrealized gain (loss)	(5,360)	3,269	(1,479)	4,927
Net increase in net assets resulting from operations	$13,191	$20,879	$35,376	$37,568
Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.29	$0.59	$0.56
Change in net assets per common share:
Basic	$0.21	$0.34	$0.57	$0.65
Diluted	$0.20	$0.34	$0.55	$0.64
Weighted average shares outstanding
Basic	61,089	60,339	60,980	57,029
Diluted	62,588	61,145	62,642	57,802
Dividends declared per common share:
Basic	$0.31	$0.28	$0.62	$0.55

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						net investment
						income/
				Unrealized	Accumulated	(Distributions	Provision for
			Capital in	Appreciation	Realized	in excess of	Income Taxes
	Common Stock		excess	(Depreciation)	Gains(Losses)	investment	on Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	income)	Gains	Assets
Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968
Net increase in net assets resulting from operations	—	—	—	743	4,184	32,641	—	37,568
Issuance of common stock	612	1	7,250	—	—	—	—	7,251
Issuance of common stock under restricted stock plan	501	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	93	—	1,189	—	—	—	—	1,189
Retired shares from net issuance	(544)	(1)	(8,390)	—	—	—	—	(8,391)
Public offering	8,050	8	95,469	—	—	—	—	95,477
Dividends declared	—	—	—	—	—	(30,014)	—	(30,014)
Stock-based compensation	—	—	2,792	—	—	—	—	2,792
Balance at June 30, 2013	61,637	$62	$662,818	$(7,204)	$(32,732)	$(762)	$(342)	$621,840
Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase in net assets resulting from operations	—	—	—	(8,822)	7,343	36,855	—	35,376
Issuance of common stock	104	—	1,342	—	—	—	—	1,342
Issuance of common stock under restricted stock plan	697	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	45	—	664	—	—	—	—	664
Retired shares from net issuance	(82)	—	(3,444)	—	—	—	—	(3,444)
Public offering	650	1	9,457	—	—	—	—	9,458
Dividends declared	—	—	—	—	—	(38,555)	—	(38,555)
Stock-based compensation	—	—	4,061	—	—	—	—	4,061
Balance at June 30, 2014	63,251	$64	$668,673	$(5,224)	$(7,897)	$3,635	$(342)	$658,909

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$35,376	$37,568
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(286,837)	(341,678)
Principal payments received on investments	200,704	203,357
Proceeds from sale of investments	10,271	11,401
Net unrealized depreciation (appreciation) on investments	8,822	(743)
Net realized gain on investments	(7,343)	(4,184)
Accretion of paid-in-kind principal	(1,337)	(1,420)
Accretion of loan discounts	(5,170)	(2,702)
Accretion of loan discount on Convertible Senior Notes	541	541
Accretion of loan exit fees	373	(4,465)
Change in deferred loan origination revenue	(349)	2,929
Unearned fees related to unfunded commitments	(5,786)	1,459
Amortization of debt fees and issuance costs	2,889	1,988
Depreciation	106	88
Stock-based compensation and amortization of restricted stock grants	4,061	2,792
Change in operating assets and liabilities:
Interest and fees receivable	262	(610)
Prepaid expenses and other assets	576	153
Accounts payable	571	655
Accrued liabilities	(4,849)	(721)

Net cash provided by (used in) operating activities	(47,119)	(93,593)
Cash flows from investing activities:
Purchases of capital equipment	(57)	(157)
Reduction of (investment in) restricted cash	2,780	(1,658)
Other long-term assets	—	(30)

Net cash provided by (used in) investing activities	2,723	(1,845)
Cash flows from financing activities:
Proceeds from issuance (repurchase of employee shares due to restricted stock vesting) of common stock, net	7,771	94,250
Dividends paid	(37,891)	(28,825)
Repayments of Asset-Backed Notes	(43,010)	(19,036)
Repayments of Long-Term SBA Debentures	(34,800)	—
Fees paid for credit facilities and debentures	(34)	—

Net cash provided by (used in) financing activities	(107,964)	46,389

Net decrease in cash and cash equivalents	(152,360)	(49,049)
Cash and cash equivalents at beginning of period	268,368	182,994

Cash and cash equivalents at end of period	$116,008	$133,944
Supplemental non-cash investing and financing activities:
Dividends Reinvested	$664	$1,189
Paid-in-Kind Principal	$1,337	$1,420

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt
Biotechnology Tools
1-5 Years Maturity
Labcyte, Inc.(11)(13)(14)	Biotechnology Tools	Senior Secured	June 2016	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,502	$3,620	$3,601
Subtotal: 1-5 Years Maturity						3,620	3,601
Subtotal: Biotechnology Tools (0.55%)*						3,620	3,601
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc.(11)(13)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$10,042	10,116	10,116
SkyCross, Inc. (13)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$22,000	21,369	21,369
Spring Mobile Solutions, Inc.(13)	Communications & Networking	Senior Secured	November 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$18,840	18,816	19,004
Subtotal: 1-5 Years Maturity						50,301	50,489
Subtotal: Communications & Networking (7.67%)*						50,301	50,489
Consumer & Business Products
1-5 Years Maturity
Fluc, Inc.(9)	Consumer & Business Products	Convertible Senior Debt	March 2017	Interest rate FIXED 4.00%	$100	100	100
Pong Research Corporation(13)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,000	4,833	4,833
Subtotal: 1-5 Years Maturity						4,933	4,933
Subtotal: Consumer & Business Products (0.75%)*						4,933	4,933
Drug Delivery
Under 1 Year Maturity
Revance Therapeutics, Inc.(3)(13)	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$604	639	639
	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$6,043	6,360	6,360
Total Revance Therapeutics, Inc.					$6,647	6,999	6,999
Subtotal: Under 1 Year Maturity						6,999	6,999
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(3)(10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$25,000	24,461	24,231
BIND Therapeutics, Inc.(3)(13)(14)	Drug Delivery	Senior Secured	September 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$4,102	4,113	4,155
Celator Pharmaceuticals, Inc.(3)(13)	Drug Delivery	Senior Secured	December 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$10,000	9,806	9,806
Celsion Corporation(3)(13)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$10,000	9,671	9,864
Dance Biopharm, Inc.(13)(14)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$4,000	3,905	3,873
Neos Therapeutics, Inc.(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 9.00%	$10,000	9,879	9,879
Zosano Pharma, Inc.(13)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 6.80% or Floor rate of 12.05%	$4,000	3,821	3,821
Subtotal: 1-5 Years Maturity						65,656	65,629
Subtotal: Drug Delivery (11.04%)*						72,655	72,628

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
1-5 Years Maturity
ADMA Biologics, Inc.(3)(12)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 3.00% or Floor rate of 8.75%, PIK Interest of 1.95%	$10,053	$9,891	$9,891
Anacor Pharmaceuticals, Inc.(14)	Drug Discovery & Development	Senior Secured	July 2017	Interst rate PRIME + 6.40% or Floor rate of 11.65%	$30,000	29,263	29,835
Aveo Pharmaceuticals, Inc.(3)(10)(11)(14)	Drug Discovery & Development	Senior Secured	September 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$14,281	14,281	14,201
Cempra, Inc.(3)(13)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$18,000	18,000	18,000
Cleveland BioLabs, Inc.(3)(14)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate PRIME + 6.20% or Floor rate of 10.45%	$2,000	2,000	2,060
Concert Pharmaceuticals, Inc.(3)(4)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$11,217	11,131	10,976
CTI BioPharma Corp.(11)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 9.00% or Floor rate 12.25%	$15,000	14,954	14,954
Insmed, Incorporated(11)(13)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$20,000	19,766	19,659
Lithera, Inc(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.0%	$4,000	3,888	3,888
Merrimack Pharmaceuticals, Inc.(3)(13)	Drug Discovery & Development	Senior Secured	November 2016	Interest rate PRIME + 5.30% or Floor rate of 10.55%	$40,000	40,480	39,640
Nanotherapeutics, Inc.(13)	Drug Discovery & Development	Senior Secured	November 2017	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$10,000	9,108	9,108
Neuralstem, Inc.(13)(14)	Drug Discovery & Development	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$6,575	6,586	6,716
uniQure B.V.(3)(5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%	$20,000	19,801	19,801
Subtotal: 1-5 Years Maturity						199,149	198,729
Subtotal: Drug Discovery & Development (30.21%)*						199,149	198,729
Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc.(8)(12)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate LIBOR + 8.75% or Floor rate of 12.00%, PIK Interest of 4.00%	$267	179	—
Subtotal: 1-5 Years Maturity						179	—
Subtotal: Electronics & Computer Hardware (0.00%)*						179	—
Energy Technology
Under 1 Year Maturity
American Superconductor Corporation(3)(11)(13)	Energy Technology	Senior Secured	December 2014	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$2,308	2,778	2,778
Glori Energy, Inc.(3)(11)(13)	Energy Technology	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,556	3,766	3,766
Scifiniti (pka Integrated Photovoltaics, Inc.)(14)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$861	855	855
Stion Corporation(4)(6)(13)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$3,789	3,821	2,300
Subtotal: Under 1 Year Maturity						11,220	9,699

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
1-5 Years Maturity
Agrivida, Inc.(14)	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$6,000	$5,995	$4,030
American Superconductor Corporation(3)(11)(13)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$9,712	9,703	9,847
Amyris, Inc.(10)	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.5%	$25,000	25,000	25,000
	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,000	5,000	5,000
Total Amyris, Inc.					$30,000	30,000	30,000
BioAmber, Inc.(5)(10)(13)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$25,000	26,135	26,385
Enphase Energy, Inc.(13)	Energy Technology	Senior Secured	August 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$6,531	6,603	6,734
Fluidic, Inc. (13)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	5,001	5,025
Fulcrum Bioenergy, Inc.(11)(13)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$8,942	8,957	8,957
Polyera Corporation(13)(14)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,758	4,855	4,778
TAS Energy, Inc.(13)	Energy Technology	Senior Secured	December 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$10,064	10,203	10,203
TPI Composites, Inc.(13)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$15,000	15,134	15,261
	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,965	4,965
Total TPI Composites, Inc.					$20,000	20,099	20,226
ULTURA, Inc.(12)(13)	Energy Technology	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$18,338	18,193	17,697
Subtotal: 1-5 Years Maturity						145,744	143,882
Subtotal: Energy Technology (23.19%)*						156,964	153,581
Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC(13)(14)	Healthcare Services, Other	Senior Secured	December 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$3,000	3,039	3,096
MDEverywhere, Inc.(13)	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$2,500	2,478	2,343
Subtotal: 1-5 Years Maturity						5,517	5,439
Subtotal: Healthcare Services, Other (0.83%)*						5,517	5,439
Information Services
Under 1 Year Maturity
Eccentex Corporation(11)(13)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$436	446	118
Womensforum.com(11)(12)	Information Services	Senior Secured	April 2015	Interest rate LIBOR + 6.50% or Floor rate of 9.00%	$1,250	1,237	1,237
Subtotal: Under 1 Year Maturity						1,683	1,355
1-5 Years Maturity
InXpo, Inc.(13)(14)	Information Services	Senior Secured	July 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,057	2,035	1,955
Womensforum.com(11)(12)	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 7.50% or Floor rate of 10.25%, PIK Interest 2.00%	$4,654	4,594	4,594
	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$6,300	6,219	6,219
Total Womensforum.com					$10,954	10,813	10,813
Subtotal: 1-5 Years Maturity						12,848	12,768
Subtotal: Information Services (2.15%)*						14,531	14,123

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Internet Consumer & Business Services
Under 1 Year Maturity
Gazelle, Inc.(12)(14)	Internet Consumer & Business Services	Senior Secured	December 2014	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$1,021	$1,008	$1,008
NetPlenish(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	April 2015	Interest rate FIXED 10.00%	$95	95	—
Tectura Corporation(8)(12)	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$143	143	51
	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,467	2,283
	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	199
	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	1,765
	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$10,777	10,777	3,083
Total Tectura Corporation					$22,951	22,950	7,381
Subtotal: Under 1 Year Maturity						24,053	8,389
1-5 Years Maturity
Blurb, Inc.(14)	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,867	4,867	4,867
CashStar, Inc.(12)(14)	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate PRIME + 6.25% or Floor rate 10.50%, PIK Interest 1.00%	$8,049	7,903	8,002
Education Dynamics, LLC(12)(14)	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate LIBOR + 12.5% or Floor rate 12.50%, PIK Interest 1.50%	$22,552	22,166	22,623
Gazelle, Inc.(12)(14)	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$12,522	12,466	12,466
Just Fabulous, Inc.(13)	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$15,000	14,217	14,667
	Internet Consumer & Business Services	Senior Secured	August 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$15,000	14,484	14,484
Total Just Fabulous, Inc.					$30,000	28,701	29,151
LightSpeed Retail, Inc.(5)(10)	Internet Consumer & Business Services	Senior Secured	May 2018	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,000	1,982	1,982
NetPlenish(8)(9)(14)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate FIXED 10.00%	$382	374	—
Reply! Inc.(11)(12)(13)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 6.88% or Floor rate of 10.13%, PIK Interest 2.00%	$8,821	8,940	8,896
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 7.25% or Floor rate of 11.00%, PIK Interest 2.00%	$1,944	1,981	2,000
	Internet Consumer & Business Services	Senior Secured	February 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 2.00%	$3,046	2,879	2,939
Total Reply! Inc.					$13,811	13,800	13,835
Vaultlogix, LLC(12)(13)(14)	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$8,050	8,025	8,010
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$6,622	6,725	6,725
Total Vaultlogix, LLC					$14,672	14,750	14,735
WaveMarket, Inc.(11)(13)	Internet Consumer & Business Services	Senior Secured	March 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$361	363	355
	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate PRIME + 5.75% or Floor rate of 9.50%	$9,108	9,067	8,929
Total WaveMarket, Inc.					$9,469	9,430	9,284
Subtotal: 1-5 Years Maturity						116,439	116,945
Subtotal: Internet Consumer & Business Services (19.05%)*						140,492	125,334

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc.(12)	Media/Content/Info	Senior Secured	December 2014	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,400	$4,335	$4,286
Subtotal: Under 1 Year Maturity						4,335	4,286
1-5 Years Maturity
Rhapsody International, Inc.(12)(14)	Media/Content/Info	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 9.00%, PIK interest of 1.50%	$20,052	19,487	19,569
Zoom Media Group, Inc.(12)	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%. PIK Interest 3.75%	$3,431	3,333	3,331
Subtotal: 1-5 Years Maturity						22,820	22,900
Subtotal: Media/Content/Info (4.13%)*						27,155	27,186
Medical Devices & Equipment
1-5 Years Maturity
Amedica Corporation(3)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$20,000	19,306	19,306
Baxano Surgical, Inc.(3)(13)	Medical Devices & Equipment	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 12.5%	$7,500	7,341	7,276
Home Dialysis Plus, Inc.(13)	Medical Devices & Equipment	Senior Secured	April 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$10,000	9,878	9,818
InspireMD, Inc.(3)(5)(10)(13)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$10,000	9,884	10,048
Medrobotics Corporation(13)(14)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$3,646	3,661	3,641
NetBio, Inc.	Medical Devices & Equipment	Senior Secured	August 2017	Interest rate PRIME + 5.00% or Floor rate of 11.00%	$5,000	4,793	4,813
NinePoint Medical, Inc.(13)(14)	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$4,624	4,674	4,640
Oraya Therapeutics, Inc.(11)(12)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%, PIK Interest of 1.00%	$6,143	6,095	4,442
Quanterix Corporation(13)	Medical Devices & Equipment	Senior Secured	November 2017	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$5,000	4,861	4,861
SonaCare Medical, LLC (pka US HIFU, LLC)(11)(13)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$4,667	4,856	4,950
SynergEyes, Inc.(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	4,932	4,932
United Orthopedic Group, Inc.(13)	Medical Devices & Equipment	Senior Secured	July 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$25,000	24,993	25,287
ViewRay, Inc.(12)(14)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$15,105	14,695	14,844
Subtotal: 1-5 Years Maturity						119,969	118,858
Subtotal: Medical Devices & Equipment (18.07%)*						119,969	118,858
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$580	577	577
Subtotal: Under 1 Year Maturity						577	577
1-5 Years Maturity
Avnera Corporation(13)	Semiconductors	Senior Secured	April 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$5,000	4,943	4,943
SiTime Corporation(14)	Semiconductors	Senior Secured	September 2016	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,389	3,389	3,389
Subtotal: 1-5 Years Maturity						8,332	8,332
Subtotal: Semiconductors (1.35%)*						8,909	8,909

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
Mobile Posse, Inc.(13)(14)	Software	Senior Secured	June 2015	Interest rate PRIME + 2.00% or Floor rate of 5.25%	$500	$485	$469
StartApp, Inc.(13)	Software	Senior Secured	December 2014	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$200	196	196
Touchcommerce, Inc.(14)	Software	Senior Secured	December 2014	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$3,811	3,793	3,720
Subtotal: Under 1 Year Maturity						4,474	4,385
1-5 Years Maturity
CareCloud Corporation(13)	Software	Senior Secured	July 2017	Interest rate PRIME + 5.50% or Floor rate of 8.75%	$10,000	9,747	9,747
Clickfox, Inc.(13)(14)	Software	Senior Secured	September 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$6,000	5,952	5,952
	Software	Senior Secured	July 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	1,986	1,971
Total Clickfox, Inc.					$8,000	7,938	7,923
Hillcrest Laboratories, Inc.(14)	Software	Senior Secured	July 2015	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$1,871	1,857	1,853
Knowledge Adventure, Inc.(13)(14)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$11,750	11,653	11,653
Mobile Posse, Inc.(13)(14)	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$3,590	3,528	3,564
Neos Geosolutions, Inc.(13)(14)	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%	$3,072	3,155	3,107
Poplicus, Inc.(13)	Software	Senior Secured	June 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$1,500	1,482	1,482
Sonian, Inc.(13)(14)	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,500	5,393	5,422
StartApp, Inc.(13)	Software	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$3,244	3,285	3,318
Touchcommerce, Inc.(14)	Software	Senior Secured	June 2017	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$5,000	4,691	4,741
Subtotal: 1-5 Years Maturity						52,729	52,810
Subtotal: Software (8.69%)*						57,203	57,195
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc.(3)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$10,000	9,480	9,480
Cranford Pharmaceuticals, LLC(12)(13)(14)	Specialty Pharmaceuticals	Senior Secured	February 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest of 1.35%	$18,079	17,860	17,860
	Specialty Pharmaceuticals	Senior Secured	August 2015	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$2,500	2,457	2,457
Total Cranford Pharmaceuticals, LLC					$20,579	20,317	20,317
Rockwell Medical, Inc. (13)(14)	Specialty Pharmaceuticals	Senior Secured	March 2017	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$20,000	20,271	20,271
Subtotal: 1-5 Years Maturity						50,068	50,068
Subtotal: Specialty Pharmaceuticals (7.61%)*						50,068	50,068
Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(11)(13)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$7,087	6,957	6,957
Subtotal: 1-5 Years Maturity						6,957	6,957
Subtotal: Surgical Devices (1.06%)*						6,957	6,957

Total Debt (136.35%)*						918,602	898,030

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity
Biotechnology Tools
NuGEN Technologies, Inc.(14)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$550
Subtotal: Biotechnology Tools (0.08%)*					500	550
Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	171
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	3,920
Stoke, Inc.(14)	Communications & Networking	Equity	Preferred Series E	152,905	500	122
Subtotal: Communications & Networking (0.64%)*					1,602	4,213
Consumer & Business Products
Caivis Acquisition Corporation(14)	Consumer & Business Products	Equity	Common Stock	295,861	819	—
IPA Holdings, LLC	Consumer & Business Products	Equity	LLC Interest	500,000	500	869
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B	187,970	500	350
Subtotal: Consumer & Business Products (0.19%)*					1,819	1,219
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	750
Subtotal: Diagnostic (0.11%)*					750	750
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)(14)	Drug Delivery	Equity	Common Stock	54,240	108	577
Merrion Pharmaceuticals, Plc(3)(5)(10)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc.(14)	Drug Delivery	Equity	Preferred Series C	300,000	1,500	1,476
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Equity	Common Stock	41,570	500	83
Subtotal: Drug Delivery (0.32%)*					2,117	2,136
Drug Discovery & Development
Acceleron Pharma, Inc.(3)(14)	Drug Discovery & Development	Equity	Common Stock	258,822	1,477	8,647
Aveo Pharmaceuticals, Inc.(3)(10(14)	Drug Discovery & Development	Equity	Common Stock	167,864	842	308
Dicerna Pharmaceuticals, Inc.(3)(14)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	3,224
Inotek Pharmaceuticals Corporation	Drug Discovery & Development	Equity	Common Stock	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Equity	Common Stock	848,591	3,213	6,100
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Equity	Common Stock	2,882	5	2
	Drug Discovery & Development	Equity	Preferred Series A	167,468	1,125	156
Total Partek Pharmaceuticals, Inc.				170,350	1,130	158
Subtotal: Drug Discovery & Development (2.80%)*					9,162	18,437
Energy Technology
Glori Energy, Inc.(3)	Energy Technology	Equity	Common Stock	18,208	165	169
SCIEnergy, Inc.	Energy Technology	Equity	Preferred Series 1	385,000	761	35
Subtotal: Energy Technology (0.03%)*					926	204
Information Services
Good Technologies, Inc. (pka Visto Corporation)(14)	Information Services	Equity	Common Stock	500,000	603	485
Subtotal: Information Services (0.07%)*					603	485
Internet Consumer & Business Services
Blurb, Inc.(14)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	325
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	8,121	93	—
Progress Financial	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	238
Subtotal: Internet Consumer & Business Services (0.09%)*					518	563

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)(3)	Media/Content/Info	Equity	Common Stock	97,060	$1,000	$1,794
Subtotal: Media/Content/Info (0.27%)*					1,000	1,794
Medical Devices & Equipment
Gelesis, Inc.(6)(14)	Medical Devices & Equipment	Equity	LLC Interest	2,024,092	925	351
Medrobotics Corporation(14)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	264
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)(14)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	387
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	131
	Medical Devices & Equipment	Equity	Preferred Series D	41,352,489	3,945	4,055
Total Optiscan Biomedical, Corp				49,465,365	7,600	4,573
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	—
Subtotal: Medical Devices & Equipment (0.79%)*					10,275	5,188
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	2,057
	Software	Equity	Preferred Series D	635,513	508	1,264
Total Atrenta, Inc				1,832,358	1,494	3,321
Box, Inc.(14)	Software	Equity	Preferred Series B	271,070	251	5,109
	Software	Equity	Preferred Series C	589,844	872	11,118
	Software	Equity	Preferred Series D	158,133	500	2,980
	Software	Equity	Preferred Series D-1	186,766	1,694	3,520
	Software	Equity	Preferred Series D-2	220,751	2,001	4,161
	Software	Equity	Preferred Series E	38,183	500	720
Total Box, Inc				1,464,747	5,818	27,608
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	86
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	808
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	294
Subtotal: Software (4.88%)*					8,068	32,117
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc.(14)	Surgical Devices	Equity	Preferred Series B	219,298	250	83
	Surgical Devices	Equity	Preferred Series C	656,538	282	143
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	967
Total Gynesonic, inc				2,866,993	1,244	1,193
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	311
	Surgical Devices	Equity	Preferred Series C	119,999	300	194
	Surgical Devices	Equity	Preferred Series D	260,000	650	925
Total Transmedics				468,960	2,050	1,430
Subtotal: Surgical Devices (0.40%)*					3,294	2,623

Total Equity (10.68%)*					$41,384	$70,279

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant
Biotechnology Tools
Labcyte, Inc.(14)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$24
Subtotal: Biotechnology Tools (0.00%)*					323	24
Communications & Networking
Intelepeer, Inc.(14)	Communications & Networking	Warrant	Preferred Series C	117,958	102	36
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	137
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	39
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	415
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	95
SkyCross, Inc.	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	394
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	384
Stoke, Inc.(14)	Communications & Networking	Warrant	Preferred Series C	158,536	53	—
	Communications & Networking	Warrant	Preferred Series D	118,181	65	—
Total Stoke, Inc.				276,717	118	—
Subtotal: Communications & Networking (0.23%)*					1,389	1,500
Consumer & Business Products
Intelligent Beauty, Inc.(14)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	628
IPA Holdings, LLC	Consumer & Business Products	Warrant	Common Stock	650,000	275	554
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A	99,286	24	8
Pong Research Corporation	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	228
Subtotal: Consumer & Business Products (0.22%)*					757	1,418
Diagnostic
Navidea Biopharmaceuticals, Inc. (pka Neoprobe)(3)(14)	Diagnostic	Warrant	Common Stock	333,333	244	54

Subtotal: Diagnostic (0.01%)*					244	54
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)(14)	Drug Delivery	Warrant	Common Stock	176,730	786	776
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	37,639	645	—
BIND Therapeutics, Inc.(3)(14)	Drug Delivery	Warrant	Common Stock	71,359	367	186
Celator Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	158,006	107	149
Celsion Corporation(3)	Drug Delivery	Warrant	Common Stock	194,986	428	422
Dance Biopharm, Inc.(14)	Drug Delivery	Warrant	Preferred Series A	97,701	74	152
Intelliject, Inc.	Drug Delivery	Warrant	Preferred Series B	82,500	594	921
Neos Therapeutics, Inc.(14)	Drug Delivery	Warrant	Preferred Series C	60,000	113	106
Revance Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	53,511	556	546
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	61,452	87	—
Zosano Pharma, Inc.	Drug Delivery	Warrant	Common Stock	126,696	164	165
Subtotal: Drug Delivery (0.52%)*					3,921	3,423

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
Acceleron Pharma, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	11,611	$39	$245
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	66,550	218	220
Anthera Pharmaceuticals, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Cempra, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	138,797	458	519
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	26
Concert Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	96
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	31
Dicerna Pharmaceuticals, Inc.(3)(14)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,408	231	47
Lithera, Inc	Drug Discovery & Development	Warrant	Preferred Series C	114,285	89	89
Nanotherapeutics, Inc.	Drug Discovery & Development	Warrant	Common Stock	65,108	838	844
uniQure B.V.(3)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	174
Subtotal: Drug Discovery & Development (0.35%)*					4,207	2,291
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	13
Identiv, Inc.(3)	Electronics & Computer Hardware	Warrant	Common Stock	99,208	247	441
Subtotal: Electronics & Computer Hardware (0.07%)*					259	454
Energy Technology
Agrivida, Inc.(14)	Energy Technology	Warrant	Preferred Series C	77,447	120	—
Alphabet Energy, Inc.(14)	Energy Technology	Warrant	Preferred Series A	86,329	81	148
American Superconductor Corporation(3)	Energy Technology	Warrant	Common Stock	512,820	391	138
Brightsource Energy, Inc.(14)	Energy Technology	Warrant	Preferred Series 1	175,000	780	321
Calera, Inc.(14)	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.(14)	Energy Technology	Warrant	Preferred Series B	437,500	308	438
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series C	59,665	102	78
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	275	151
GreatPoint Energy, Inc.(14)	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation(14)	Energy Technology	Warrant	Preferred Series C	161,575	69	147
Propel Fuels(14)	Energy Technology	Warrant	Preferred Series C	3,200,000	211	240
SCIEnergy, Inc.	Energy Technology	Warrant	Common Stock	530,811	181	—
	Energy Technology	Warrant	Preferred Series 1	145,811	50	1
Total SCIEnergy				676,622	231	1
Scifiniti (pka Integrated Photovoltaics, Inc.)(14)	Energy Technology	Warrant	Preferred Series A-1	390,000	82	75
Solexel, Inc.(14)	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	541
Stion Corporation(6)(14)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,377	—
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series F	428,571	299	265
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	160	273	252
Trilliant, Inc.(14)	Energy Technology	Warrant	Preferred Series A	320,000	162	89
Subtotal: Energy Technology (0.44%)*					6,984	2,884
Healthcare Services, Other
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	30
Subtotal: Healthcare Services, Other (0.00%)*					94	30

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Information Services
Cha Cha Search, Inc.(14)	Information Services	Warrant	Preferred Series G	48,232	$58	$11
InXpo, Inc.(14)	Information Services	Warrant	Preferred Series C	648,400	98	37
	Information Services	Warrant	Preferred Series C-1	740,832	58	43
Total InXpo, Inc.				1,389,232	156	80
Jab Wireless, Inc.(14)	Information Services	Warrant	Preferred Series A	266,567	265	927
RichRelevance, Inc.(14)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.15%)*					577	1,018
Internet Consumer & Business Services
Blurb, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series B	218,684	299	73
	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	147
Total Blurb, Inc.				452,964	935	220
CashStar, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	69
Gazelle, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series D	151,827	165	—
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,439
LightSpeed Retail, Inc.(5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series B	26,346	20	16
Prism Education Group, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
Progress Financial	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	44
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	215
ShareThis, Inc.(14)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	546	195
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
WaveMarket, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B-1	1,083,779	105	18
Subtotal: Internet Consumer & Business Services (0.34%)*					3,495	2,216
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)(3)	Media/Content/Info	Warrant	Common Stock	73,345	60	747
Mode Media Corporation(14)	Media/Content/Info	Warrant	Preferred Series D	407,457	482	—
Rhapsody International, Inc.(14)	Media/Content/Info	Warrant	Common Stock	715,755	384	258
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	249
Subtotal: Media/Content/Info (0.19%)*					1,274	1,254

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
Amedica Corporation(3)	Medical Devices & Equipment	Warrant	Common Stock	516,129	$459	$488
Baxano Surgical, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	882,353	439	97
Gelesis, Inc.(6)(14)	Medical Devices & Equipment	Warrant	LLC Interest	263,688	78	2
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	300,000	245	274
InspireMD, Inc.(3)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	189
Medrobotics Corporation(14)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	261
MELA Sciences, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	693,202	401	19
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	138
NinePoint Medical, Inc.(14)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	204
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)(14)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,253	167
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	676	—
Total Oraya Therapeutics				1,633,038	742	—
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	69,371	103	100
SonaCare Medical, LLC (pka US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	409,704	188	152
United Orthopedic Group, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	423,076	608	543
ViewRay, Inc.(14)	Medical Devices & Equipment	Warrant	Preferred Series C	312,500	333	293
Subtotal: Medical Devices & Equipment (0.44%)*					6,172	2,927
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	14
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	102,958	14	18
SiTime Corporation(14)	Semiconductors	Warrant	Preferred Series G	195,683	24	2
Subtotal: Semiconductors (0.01%)*					198	34

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	$121	$431
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation	Software	Warrant	Preferred Series B	413,433	258	276
Central Desktop, Inc.(14)	Software	Warrant	Preferred Series B	522,769	108	275
Clickfox, Inc.(14)	Software	Warrant	Preferred Series B	1,038,563	329	306
	Software	Warrant	Preferred Series C	592,019	730	251
	Software	Warrant	Preferred Series C-A	46,109	14	14
Total Clickfox				1,676,691	1,073	571
Daegis Inc. (pka Unify Corporation)(3)(14)	Software	Warrant	Common Stock	718,860	1,433	73
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	83
Hillcrest Laboratories, Inc.(14)	Software	Warrant	Preferred Series E	1,865,650	54	118
Knowledge Holdings, Inc.(14)	Software	Warrant	Preferred Series E	550,781	15	12
Mobile Posse, Inc.(14)	Software	Warrant	Preferred Series C	396,430	130	91
Neos Geosolutions, Inc.(14)	Software	Warrant	Preferred Series 3	221,150	22	—
Sonian, Inc.(14)	Software	Warrant	Preferred Series C	185,949	106	66
SugarSync, Inc.(14)	Software	Warrant	Preferred Series CC	332,726	78	72
	Software	Warrant	Preferred Series DD	107,526	34	25
Total SugarSync, Inc.				440,252	112	97
Touchcommerce, Inc.(14)	Software	Warrant	Preferred Series E	992,595	252	115
White Sky, Inc.(14)	Software	Warrant	Preferred Series B-2	124,295	54	2
WildTangent, Inc.(14)	Software	Warrant	Preferred Series 3	100,000	238	56
Subtotal: Software (0.34%)*					4,205	2,266
Specialty Pharmaceuticals
Alimera Sciences, Inc.(3)	Specialty Pharmaceuticals	Warrant	Common Stock	171,010	466	468
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.07%)*					773	468
Surgical Devices
Gynesonics, Inc.(14)	Surgical Devices	Warrant	Preferred Series C	180,480	74	32
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	411
Total Gynesonics				1,756,445	394	443
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	4
	Surgical Devices	Warrant	Preferred Series D	175,000	100	328
Total Transmedics, Inc				215,436	325	332
Subtotal: Surgical Devices (0.12%)*					719	775

Total Warrant (3.50%)*					35,591	23,036

Total Investments (150.53%)*					$995,577	$991,345

See notes to consolidated financial statements.

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $47.4million, $53.9 million and $6.6 million respectively. The tax cost of investments is $992.8 million.

(3)

Except for warrants in twenty-seven publicly traded companies and common stock in ten publicly traded companies, all investments are restricted at June 30, 2014 and were valued at fair value as determined in good faith by the Audit Committee of the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

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

(8)	Debt is on non-accrual status at June 30, 2014, and is therefore considered non-income producing.
(9)	Denotes that all or a portion of the debt investment is convertible senior debt.
(10)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(11)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitization (as defined in Note 4).
(12)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(13)	Denotes that all or a portion of the debt investment includes an exit fee receivable.
(14)	Denotes that all or a portion of the investment in this portfolio company is held by HT II or HT III, the Company’s wholly-owned SBIC subsidiaries.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt
Biotechnology Tools
1-5 Years Maturity
Labcyte, Inc.(11)	Biotechnology Tools	Senior Secured	June 2016	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$4,270	$4,323	$4,289
Subtotal: 1-5 Years Maturity						4,323	4,289
Subtotal: Biotechnology Tools (0.66%)*						4,323	4,289

Energy Technology
Under 1 Year Maturity
American Superconductor Corporation(3)(11)	Energy Technology	Senior Secured	December 2014	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$4,615	4,991	4,991
Brightsource Energy, Inc.	Energy Technology	Senior Secured	January 2014	Interest rate Prime + 8.25% or Floor rate of 11.50%	$15,000	15,886	15,886
Enphase Energy, Inc.(11)	Energy Technology	Senior Secured	June 2014	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$1,315	1,358	1,358
Subtotal: Under 1 Year Maturity						22,236	22,236
1-5 Years Maturity
Agrivida, Inc.	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$6,000	5,887	5,770
American Superconductor Corporation(3)(11)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$10,000	9,801	9,801
APTwater, Inc	Energy Technology	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.75%	$18,085	17,874	17,874
BioAmber, Inc.(5)(10)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$25,000	25,298	25,798
Enphase Energy, Inc.(11)	Energy Technology	Senior Secured	August 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$7,400	7,422	7,314
Fluidic, Inc.	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$5,000	4,922	4,922
Fulcrum Bioenergy, Inc.(11)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$10,000	9,944	9,694
Glori Energy, Inc.(11)	Energy Technology	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,333	5,457	5,414
Polyera Corporation	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,809	5,797	5,686
SCIEnergy, Inc.(4)	Energy Technology	Senior Secured	September 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$4,448	4,596	4,685
Scifiniti (pka Integrated Photovoltaics, Inc.)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$1,463	1,443	1,429
Stion Corporation.(4)(6)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,571	4,005	4,096
TAS Energy, Inc.	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$15,000	15,277	15,421
	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$4,503	4,374	4,338
Total TAS Energy, Inc.						19,651	19,760
TPI Composites, Inc.	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$15,000	14,888	14,889
Subtotal: 1-5 Years Maturity						136,985	137,131
Subtotal: Energy Technology (24.52%)*(13)						159,221	159,367
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc.(11)	Communications & Networking	Senior Secured	July 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$10,029	10,714	10,814
Spring Mobile Solutions, Inc.	Communications & Networking	Senior Secured	November 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$20,000	19,682	19,875
Subtotal: 1-5 Years Maturity						30,396	30,690
Subtotal: Communications & Networking (4.72%)*						30,396	30,690

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(3)(10)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$15,000	$14,556	$15,006
BIND Therapeutics, Inc.(3)	Drug Delivery	Senior Secured	September 2016	Interest rate Prime + 7.00% or Floor rate of 10.25%	$4,500	4,407	4,458
Celsion Corporation(3)	Drug Delivery	Senior Secured	June 2017	Interest rate Prime + 8.00% or Floor rate of 11.25%	$5,000	4,897	4,897
Dance Biopharm, Inc.	Drug Delivery	Senior Secured	August 2017	Interest rate PRIME + 7.4% or Floor rate of 10.65%	$1,000	974	974
Intelliject, Inc.(11)	Drug Delivery	Senior Secured	June 2016	Interest rate PRIME + 5.75% or Floor rate of 11.00%	$15,000	15,150	15,450
NuPathe, Inc.(3)	Drug Delivery	Senior Secured	May 2016	Interest rate Prime - 3.25% or Floor rate of 9.85%	$5,749	5,629	5,744
Revance Therapeutics, Inc.	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$9,798	10,032	9,943
	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$980	1,011	994
Total Revance Therapeutics, Inc.						11,043	10,937
Subtotal: 1-5 Years Maturity						56,655	57,466
Subtotal: Drug Delivery (8.84%)*						56,655	57,466

Drug Discovery & Development
1-5 Years Maturity
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Senior Secured	April 2016	Interest rate Prime + 2.75% or Floor rate of 8.50%	$5,000	4,956	4,892
Anacor Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Secured	July 2017	Interst rate PRIME + 6.40% or Floor rate of 11.65%	$30,000	29,083	29,810
Aveo Pharmaceuticals, Inc.(3)(10)(11)	Drug Discovery & Development	Senior Secured	September 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$19,396	19,396	19,590
Cell Therapeutics, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate Prime + 9.00% or Floor rate of 12.25%	$15,000	14,750	15,200
Cempra, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$15,000	14,795	14,550
Cleveland BioLabs, Inc.(3)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate PRIME + 6.20% or Floor rate of 10.45%	$6,000	5,909	5,909
Concert Pharmaceuticals, Inc.(4)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$15,091	14,933	14,649
Coronado Biosciences, Inc.(3)(11)	Drug Discovery & Development	Senior Secured	March 2016	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$13,654	13,720	13,449
Dicerna Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Secured	January 2015	Interest rate PRIME + 4.40% or Floor rate of 10.15%	$5,026	4,991	4,981
Insmed, Incorporated(11)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$20,000	19,708	19,535
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Senior Secured	November 2016	Interest rate PRIME + 5.30% or Floor rate of 10.55%	$40,000	40,314	39,455
Neuralstem, Inc.(3)	Drug Discovery & Development	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$8,000	7,874	8,035
Paratek Pharmaceuticals, Inc.	Drug Discovery & Development	Senior Secured	N/A	Interest rate Fixed 10.00%	$36	36	—
	Drug Discovery & Development	Senior Secured	N/A	Interest rate Fixed 10.00%	$45	45	—
	Drug Discovery & Development	Senior Secured	N/A	N/A	$28	28	—
Total Paratek Pharmaceuticals, Inc.					$109	109	—
uniQure B.V.(5)(10)(11)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$10,000	9,695	9,818
Subtotal: 1-5 Years Maturity						200,232	199,872
Subtotal: Drug Discovery & Development (30.75%)*						200,232	199,872

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Electronics & Computer Hardware
1-5 Years Maturity
Clustrix, Inc.	Electronics & Computer Hardware	Senior Secured	December 2015	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$524	$526	$526
Identive Group, Inc.(3)(11)	Electronics & Computer Hardware	Senior Secured	November 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,938	5,696	5,755
OCZ Technology Group, Inc.	Electronics & Computer Hardware	Senior Secured	April 2016	Interest rate Prime + 8.75% or Floor rate of 12.50%, PIK Interest 3.00%	$1,221	1,221	1,221
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate Prime + 12.75% or Floor rate of 16.00%, PIK Interest 4.00%	$2,046	1,958	1,458
Subtotal: 1-5 Years Maturity						9,400	8,959
Subtotal: Electronics & Computer Hardware (1.38%)*						9,400	8,959

Healthcare Services, Other
1-5 Years Maturity
InstaMed Communications, LLC	Healthcare Services, Other	Senior Secured	December 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$3,000	2,979	2,979
MDEverywhere, Inc.	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$2,000	1,875	1,907
Orion Healthcorp, Inc.	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 10.50% or Floor rate of 12.00%, PIK Interest 3.00%	$6,591	6,467	6,413
	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 9.50% or Floor rate of 11.00%	$9,000	8,838	8,445
	Healthcare Services, Other	Senior Secured	June 2016	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$500	465	461
Total Orion Healthcorp, Inc.					$16,091	15,769	15,318
Pacific Child & Family Associates, LLC	Healthcare Services, Other	Senior Secured	January 2015	Interest rate LIBOR + 9.00% or Floor rate of 11.50%	$1,946	2,017	1,988
	Healthcare Services, Other	Senior Secured	January 2015	Interest rate LIBOR + 11.00% or Floor rate of 14.00%, PIK interest 3.75%	$6,836	6,867	6,833
Total Pacific Child & Family Associates, LLC					$8,782	8,884	8,822
Subtotal: 1-5 Years Maturity						29,508	29,025
Subtotal: Healthcare Services, Other (4.47%)*						29,508	29,025

Information Services
1-5 Years Maturity
Eccentex Corporation(11)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$657	658	185
InXpo, Inc.	Information Services	Senior Secured	April 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,550	2,489	2,384
Jab Wireless, Inc.	Information Services	Senior Secured	November 2017	Interest rate Libor + 6.75% or Floor rate of 8.00%	$30,000	29,822	29,822
	Information Services	Senior Secured	November 2017	Interest rate Prime + 6.75% or Floor rate of 8.00%	$2,000	1,996	1,996
Total Jab Wireless, Inc.					$32,000	31,818	31,818
Womensforum.com(11)	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 7.50% or Floor rate of 10.25%, PIK Interest 2.00%	$4,607	4,536	4,127
	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$6,900	6,793	6,470
	Information Services	Senior Secured	April 2015	Interest rate LIBOR + 6.50% or Floor rate of 9.00%	$1,250	1,227	1,156
Total Womensforum.com					$12,757	12,556	11,754
Subtotal: 1-5 Years Maturity						47,521	46,140
Subtotal: Information Services (7.10%)*						47,521	46,140

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Internet Consumer & Business Services
Under 1 Year Maturity
Gazelle, Inc.	Internet Consumer & Business Services	Senior Secured	October 2014	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$2,137	$2,115	$2,115
Tectura Corporation(8)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,467	3,566
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$10,777	10,777	5,943
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	310
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	2,757
Total Tectura Corporation					$22,807	22,806	12,576
Subtotal: Under 1 Year Maturity						24,921	14,691
1-5 Years Maturity
Blurb, Inc.	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$6,351	6,216	6,054
CashStar, Inc.	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate Prime + 6.25% or Floor rate 10.50%, PIK Interest 1.00%	$4,018	3,944	3,916
Education Dynamics, LLC	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate Libor + 12.5% or Floor rate 12.50%, PIK Interest 1.5%	$24,685	24,284	23,582
Gazelle, Inc.	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate Prime + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$12,365	12,283	12,128
Just Fabulous, Inc.	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,000	4,842	4,842
NetPlenish(8)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate FIXED 10.00%	$383	375	—
	Internet Consumer & Business Services	Senior Secured	April 2015	Interest rate FIXED 10.00%	$97	97	—
Total NetPlenish					$480	472	—
Reply! Inc.(11)	Internet Consumer & Business Services	Senior Secured	February 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 2.00%	$3,031	3,051	3,034
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate Prime + 6.88% or Floor rate of 10.13%, PIK Interest 2.00%	$9,169	9,086	9,169
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate Prime + 7.25% or Floor rate of 11.00%, PIK Interest 2.00%	$2,020	2,044	2,070
Total Reply! Inc.					$14,220	14,181	14,273
ShareThis, Inc.	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$14,578	14,160	14,160
VaultLogix, LLC	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$7,897	7,927	7,525
	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$7,949	7,898	7,397
Total VaultLogix, LLC					$15,847	15,826	14,923
WaveMarket, Inc.(11)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate Prime + 5.75% or Floor rate of 9.50%	$10,000	9,940	9,665
Subtotal: 1-5 Years Maturity						106,148	103,545
Subtotal: Internet Consumer & Business Services (18.19%)*						131,069	118,236

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc.	Media/Content/Info	Senior Secured	December 2014	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,000	$3,858	$3,858
Subtotal: Under 1 Year Maturity						3,858	3,858
1-5 Years Maturity
Zoom Media Group, Inc.	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% and PIK + 3.75% or Floor rate of 10.50%	$4,288	4,122	4,071
Subtotal: 1-5 Years Maturity						4,122	4,071
Subtotal: Media/Content/Info (1.22%)*						7,981	7,929

Medical Devices & Equipment
Under 1 Year Maturity
Oraya Therapeutics, Inc.(9)(11)	Medical Devices & Equipment	Senior Secured	December 2014	Interest rate Fixed 7.00%	$500	500	500
Subtotal: Under 1 Year Maturity						500	500
1-5 Years Maturity
Baxano Surgical, Inc.(3)	Medical Devices & Equipment	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 12.5%	$7,500	7,222	7,222
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Senior Secured	April 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$10,000	9,732	9,732
InspireMD, Inc.(3)(5)(10)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$10,000	9,696	9,696
Medrobotics Corporation	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$4,561	4,489	4,454
NetBio, Inc.	Medical Devices & Equipment	Senior Secured	August 2017	Interest rate PRIME + 5.00% or Floor rate of 11.00%	$5,000	4,788	4,788
NinePoint Medical, Inc.	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$5,946	5,911	5,794
Oraya Therapeutics, Inc.(9)(11)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%	$7,064	6,980	7,162
SonaCare Medical, LLC (pka US HIFU, LLC)(11)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,667	5,754	5,818
United Orthopedic Group, Inc.	Medical Devices & Equipment	Senior Secured	July 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$25,000	24,647	25,166
ViewRay, Inc.	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$15,000	14,489	14,489
Subtotal: 1-5 Years Maturity						93,707	94,320
Subtotal: Medical Devices & Equipment (14.59%)*						94,206	94,819
Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$1,032	1,023	1,006
SiTime Corporation	Semiconductors	Senior Secured	September 2016	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,500	3,473	3,473
Subtotal: 1-5 Years Maturity						4,495	4,479
Subtotal: Semiconductors (0.69%)*						4,495	4,479

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
Clickfox, Inc.	Software	Senior Secured	September 2014	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	$1,979	$1,979
StartApp, Inc.	Software	Senior Secured	December 2014	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$200	191	191
Touchcommerce, Inc.	Software	Senior Secured	December 2014	Interest rate Prime + 2.25% or Floor rate of 6.50%	$3,111	3,071	2,970
Subtotal: Under 1 Year Maturity						5,241	5,140
1-5 Years Maturity
Clickfox, Inc.	Software	Senior Secured	November 2015	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,842	5,530	5,530
Hillcrest Laboratories, Inc.	Software	Senior Secured	July 2015	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,660	2,630	2,604
Mobile Posse, Inc.	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$4,000	3,876	3,879
Neos Geosolutions, Inc.	Software	Senior Secured	May 2016	Interest rate Prime + 5.75% or Floor rate of 10.50%	$3,771	3,808	3,705
Sonian, Inc.	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,500	5,332	5,332
StartApp, Inc.	Software	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$2,500	2,507	2,498
Touchcommerce, Inc.	Software	Senior Secured	June 2017	Interest rate Prime + 6.00% or Floor rate of 10.25%	$5,000	4,688	4,767
Subtotal: 1-5 Years Maturity						28,372	28,315
Subtotal: Software (5.15%)*						33,613	33,455
Specialty Pharmaceuticals
1-5 Years Maturity
Rockwell Medical, Inc.	Specialty Pharmaceuticals	Senior Secured	March 2017	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$20,000	20,055	20,055
Subtotal: 1-5 Years Maturity						20,055	20,055
Subtotal: Specialty Pharmaceuticals (3.09%)*						20,055	20,055
Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(11)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$7,250	7,207	7,207
Subtotal: 1-5 Years Maturity						7,207	7,207
Subtotal: Surgical Devices (1.11%)*						7,207	7,207
Total Debt (126.46%)*						835,882	821,988

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity
Biotechnology Tools
NuGEN Technologies, Inc.	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$687
Subtotal: Biotechnology Tools (0.11%)*					500	687
Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	157
Peerless Network, Inc.	Communications &Networking	Equity	Preferred Series A	1,000,000	1,000	3,621
Stoke, Inc.	Communications &Networking	Equity	Preferred Series E	152,905	500	224
Subtotal: Communications & Networking (0.62%)*					1,602	4,002
Consumer & Business Products
Caivis Acquisition Corporation	Consumer &Business Products	Equity	Common Stock	295,861	819	598
IPA Holdings, LLC	Consumer &Business Products	Equity	LLC Interest	500,000	500	676
Market Force Information, Inc.	Consumer &Business Products	Equity	Preferred Series B	187,970	500	285
Subtotal: Consumer & Business Products (0.24%)*					1,819	1,559
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	750
Subtotal: Diagnostic (0.12%)*					750	750
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)	Drug Delivery	Equity	Common Stock	89,243	178	1,009
Merrion Pharmaceuticals, Plc(3)(5)(10)	Drug Delivery	Equity	Common Stock	20,000	9	—
NuPathe, Inc.(3)	Drug Delivery	Equity	Common Stock	50,000	146	164
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Equity	Common Stock	41,570	500	140
Subtotal: Drug Delivery (0.20%)*					833	1,313
Drug Discovery & Development
Acceleron Pharma, Inc.(3)	Drug Discovery &Development	Equity	Common Stock	256,410	1,505	9,286
Aveo Pharmaceuticals, Inc.(3)(10)	Drug Discovery &Development	Equity	Common Stock	167,864	842	307
Dicerna Pharmaceuticals, Inc.(12)	Drug Discovery &Development	Equity	Preferred Series B	20,107	503	228
	Drug Discovery &Development	Equity	Preferred Series C	142,858	1,000	1,055
Total Dicerna Pharmaceuticals, Inc.				162,965	1,503	1,283
Inotek Pharmaceuticals Corporation	Drug Discovery &Development	Equity	Common Stock	15,334	1,500	—
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery &Development	Equity	Common Stock	546,448	2,000	2,912
Paratek Pharmaceuticals, Inc.	Drug Discovery &Development	Equity	Common Stock	85,450	5	—
	Drug Discovery &Development	Equity	Preferred Series H	244,158	1,000	—
Total Paratek Pharmaceuticals, Inc.				329,608	1,005	—
Subtotal: Drug Discovery & Development (2.12%)*					8,355	13,788

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Information Services
Buzznet, Inc.	Information Services	Equity	Preferred Series C	263,158	$250	$—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Equity	Common Stock	500,000	603	—
Subtotal: Information Services (0.00%)*					853	—
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer &Business Services	Equity	Preferred Series B	220,653	175	444
Philotic, Inc.	Internet Consumer &Business Services	Equity	Common Stock	8,121	92
Progress Financial	Internet Consumer &Business Services	Equity	Preferred Series G	218,351	250	280
Trulia, Inc.(3)	Internet Consumer &Business Services	Equity	Common Stock	29,340	141	1,035
Subtotal: Internet Consumer & Business Services (0.27%)*					658	1,759
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Equity	Preferred Series D	145,590	1,000	425
Subtotal: Media/Content/Info (0.07%)*					1,000	425
Medical Devices & Equipment
Gelesis, Inc.(6)	Medical Devices &Equipment	Equity	LLC Interest	2,024,092	925	466
Medrobotics Corporation	Medical Devices &Equipment	Equity	Preferred Series E	136,798	250	269
Novasys Medical, Inc.	Medical Devices &Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Devices &Equipment	Equity	Preferred Series B	6,185,567	3,000	411
	Medical Devices &Equipment	Equity	Preferred Series C	1,927,309	655	135
	Medical Devices &Equipment	Equity	Preferred Series D	41,352,489	3,945	4,006
Total Optiscan Biomedical, Corp.				49,465,365	7,600	4,552
Subtotal: Medical Devices & Equipment (0.81%)*					9,775	5,287
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,607
	Software	Equity	Preferred Series D	635,513	508	1,088
Total Atrenta, Inc.				1,832,358	1,494	2,695
Box, Inc.	Software	Equity	Preferred Series C	390,625	500	7,031
	Software	Equity	Preferred Series D	158,133	500	2,846
	Software	Equity	Preferred Series D-1	124,511	1,000	2,241
	Software	Equity	Preferred Series D-2	220,751	2,001	3,974
	Software	Equity	Preferred Series E	38,183	500	687
Total Box, Inc.				932,203	4,501	16,779
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	94
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	849
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	337
Subtotal: Software (3.19%)*					6,751	20,754

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
Acceleron Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	11,611	$39	$294
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	31,750	129	73
Anthera Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	9
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	679,040	405	601
Cempra, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	138,797	458	728
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	500
Cleveland BioLabs, Inc(3)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	66
Concert Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Warrant	Preferred Series C	400,000	367	577
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	41
Dicerna Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
	Drug Discovery & Development	Warrant	Preferred Series A	21,000	237	38
	Drug Discovery & Development	Warrant	Preferred Series B	26,400	310	48
Total Dicerna Pharmaceuticals, Inc.				47,600	575	86
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,408	231	5
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	302,143	155	488
Neuralstem, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	648,798	295	1,045
Portola Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	68,702	153	683
uniQure B.V.(5)(10)(12)	Drug Discovery & Development	Warrant	Preferred Series A	185,873	218	313
Subtotal: Drug Discovery & Development (0.85%)*					4,746	5,509

Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	16
Identive Group, Inc.(3)	Electronics & Computer Hardware	Warrant	Common Stock	992,084	247	136
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Warrant	Preferred Series A	552,467	124	100
Subtotal: Electronics & Computer Hardware (0.04%)*					383	252

Healthcare Services, Other
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	55
Subtotal: Healthcare Services, Other (0.01%)*					94	55

Information Services
Buzznet, Inc.	Information Services	Warrant	Preferred Series B	19,962	9	—
Cha Cha Search, Inc.	Information Services	Warrant	Preferred Series G	48,232	57	10
InXpo, Inc.	Information Services	Warrant	Preferred Series C	648,400	98	45
	Information Services	Warrant	Preferred Series C-1	582,015	49	40
Total InXpo, Inc.				1,230,415	147	85
Jab Wireless, Inc.	Information Services	Warrant	Preferred Series A	266,567	265	330
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.07%)*					576	425

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	218,684	$299	$169
	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	248
Total Blurb, Inc.				452,964	935	417
CashStar, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C-2	454,545	102	47
Gazelle, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	151,827	165	62
Invoke Solutions, Inc.	Internet Consumer & Business Services	Warrant	Common Stock	53,084	39	—
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,456	589	1,057
Prism Education Group, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43
Progress Financial	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	76
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	93
ShareThis, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	546	241
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
WaveMarket, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B-1	1,083,779	105	85
Subtotal: Internet Consumer & Business Services (0.32%)*					2,973	2,078
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Warrant	Preferred Series C	110,018	60	50
Glam Media, Inc.	Media/Content/Info	Warrant	Preferred Series D	407,457	482	—
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	275
Subtotal: Media/Content/Info (0.05%)*					890	325

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
Baxano Surgical, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	882,353	$439	$344
Gelesis, Inc.(6)	Medical Devices & Equipment	Warrant	LLC Interest	263,688	78	7
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	300,000	245	297
InspireMD, Inc.(3)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	167
Medrobotics Corporation	Medical Devices & Equipment	Warrant	Preferred Series D	424,008	343	184
	Medical Devices & Equipment	Warrant	Preferred Series E	34,199	27	23
Total Medrobotics Corporation				458,207	370	207
MELA Sciences, Inc.(3)	Medical Devices & Equipment	Warrant	Common Stock	693,202	401	94
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	398
NinePoint Medical, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	288
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices &Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices &Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp.(6)	Medical Devices &Equipment	Warrant	Preferred Series D	10,535,275	1,252	232
Oraya Therapeutics, Inc.	Medical Devices &Equipment	Warrant	Common Stock	95,498	66	23
	Medical Devices &Equipment	Warrant	Preferred Series C	716,948	677	134
Total Oraya Therapeutics, Inc.				812,446	743	157
SonaCare Medical, LLC (pka US HIFU, LLC)	Medical Devices &Equipment	Warrant	Preferred Series A	409,704	188	201
United Orthopedic Group, Inc.	Medical Devices &Equipment	Warrant	Preferred Series A	423,076	608	785
ViewRay, Inc.	Medical Devices &Equipment	Warrant	Preferred Series C	312,500	333	331
Subtotal: Medical Devices & Equipment (0.54%)*					5,610	3,508
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	194
SiTime Corporation	Semiconductors	Warrant	Preferred Series G	195,683	24	12
Subtotal: Semiconductors (0.03%)*					184	206

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	$121	$330
Box, Inc.	Software	Warrant	Preferred Series B	271,070	72	4,701
	Software	Warrant	Preferred Series C	199,219	117	3,331
	Software	Warrant	Preferred Series D-1	62,255	194	625
Total Box, Inc.				532,544	383	8,657
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	187	—
Central Desktop, Inc.	Software	Warrant	Preferred Series B	522,769	108	187
Clickfox, Inc.	Software	Warrant	Preferred Series B	1,038,563	330	495
	Software	Warrant	Preferred Series C	592,019	730	363
Total Clickfox, Inc.				1,630,582	1,060	858
Daegis Inc. (pka Unify Corporation)(3)	Software	Warrant	Common Stock	718,860	1,433	83
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	82
Hillcrest Laboratories, Inc.	Software	Warrant	Preferred Series E	1,865,650	55	139
Mobile Posse, Inc.	Software	Warrant	Preferred Series C	396,430	130	129
Neos Geosolutions, Inc.	Software	Warrant	Preferred Series 3	221,150	22	—
Sonian, Inc.	Software	Warrant	Preferred Series C	185,949	106	105
SugarSync, Inc.	Software	Warrant	Preferred Series CC	332,726	78	48
	Software	Warrant	Preferred Series DD	107,526	34	16
Total Sugarsync, Inc.				440,252	112	64
Touchcommerce, Inc.	Software	Warrant	Preferred Series E	992,595	251	248
White Sky, Inc.	Software	Warrant	Preferred Series B-2	124,295	54	4
WildTangent, Inc.	Software	Warrant	Preferred Series 3	100,000	238	123
Subtotal: Software (1.69%)*					4,301	11,009
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					307	—
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Warrant	Preferred Series C	180,480	74	27
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	383
Total Gynesonics, Inc.				1,756,445	394	410
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	9
	Surgical Devices	Warrant	Preferred Series D	175,000	100	335
Total Transmedics, Inc.				215,436	325	344
Subtotal: Surgical Devices (0.12%)*					719	754
Total Warrants (5.48%)*					33,606	35,637
Total Investments (140.04%)*					$906,297	$910,295

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
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

Hercules Technology II, L.P. (“HT II”), Hercules Technology III, L.P. (“HT III”), and Hercules Technology IV, L.P. (“HT IV”), are Delaware limited partnerships that were formed in January 2005, September 2009 and December 2010, respectively. HT II and HT III were licensed to operate as small business investment companies (“SBICs”) under the authority of the Small Business Administration (“SBA”) on September 27, 2006 and May 26, 2010, respectively. As SBICs, HT II and HT III are subject to a variety of regulations concerning, among other things, the size and nature of the companies in which they may invest and the structure of those investments. HT IV was formed in anticipation of receiving an additional SBIC license; however, the Company has not yet applied for such license, and HT IV currently has no assets or liabilities. The Company also formed Hercules Technology SBIC Management, LLC, or (“HTM”), a limited liability company in November 2003. HTM is a wholly owned subsidiary of the Company and serves as the limited partner and general partner of HT II and HT III (see Note 4 to the Company’s consolidated financial statements.)

HT II and HT III hold approximately $143.2 million and $296.1 million in assets, respectively, and they accounted for approximately 9.5% and 19.7% of our total assets, respectively, prior to consolidation at June 30, 2014.

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

Valuation of Investments

At June 30, 2014, 86.2% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(3) the Audit Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee, which incorporates the results of the independent valuation firm as appropriate;

(4) the Board of Directors, upon the recommendation of the Audit Committee, discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

In accordance with ASU 2011-04, the following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2014 (unaudited) and December 31, 2013. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The  table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2014 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$128,946	Originated Within 6 Months	Origination Yield	9.79% - 18.99%	13.54%
	181,608	Market Comparable Companies	Hypothetical Market Yield	10.27% - 15.53%	13.32%
			Premium/(Discount)	(1.00%) - 0.50%
Medical Devices	29,099	Originated Within 6 Months	Origination Yield	11.46% - 15.83%	14.12%
	74,460	Market Comparable Companies	Hypothetical Market Yield	12.74% - 19.70%	15.09%
			Premium/(Discount)	(1.00%) - 1.00%
	4,442	Liquidation(c)	Probability weighting of alternative outcomes	30.00% - 70.00%
Technology	72,533	Originated Within 6 Months	Origination Yield	9.28% - 15.95%	14.01%
	97,838	Market Comparable Companies	Hypothetical Market Yield	8.00% - 20.41%	14.56%
			Premium/(Discount)	(0.50%) - 0.50%
	118	Liquidation(c)	Probability weighting of alternative outcomes	0.00% - 100.00%
Energy Technology	45,168	Originated Within 6 Months	Origination Yield	11.64% - 17.29%	12.70%
	88,836	Market Comparable Companies	Hypothetical Market Yield	13.25% - 27.39%	16.00%
			Premium/(Discount)	(0.50%) - 2.50%
	6,330	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 80.00%
Lower Middle Market	115,611	Market Comparable Companies	Adjusted SMi Leveraged Loan Indices	7.35% - 15.32%	13.35%
			Premium/(Discount)	0.00% - 1.50%
	7,380	Liquidation(c)	Probability weighting of alternative outcomes	50.00%

		Debt Investments Where Fair Value Approximates Cost
	30,687	Imminent Payoffs
	14,974	Debt Investments Maturing in Less than One Year
	$898,030	Total Level Three Debt Investments

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
(c)

The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes. The probability weighting of alternative outcomes is the probability assigned to different possible outcomes for our investment.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (c)
Pharmaceuticals	$25,811	Originated Within 6 Months	Origination Yield	12.56% - 14.53%	13.36%
	250,607	Market Comparable Companies	Hypothetical Market Yield	13.83% - 15.47%	14.13%
			Premium/(Discount)	(1.00%) - 0.00%
Medical Devices	46,900	Originated Within 6 Months	Origination Yield	13.54% - 17.37%	14.87%
	34,723	Market Comparable Companies	Hypothetical Market Yield	14.32% - 17.37%	15.23%
			Premium/(Discount)	(1.00%) - 1.00%
Technology	18,796	Originated Within 6 Months	Origination Yield	10.62% - 15.97%	14.26%
	98,290	Market Comparable Companies	Hypothetical Market Yield	14.72% - 21.08%	15.48%
			Premium/(Discount)	0.00% - 1.00%
	1,643	Liquidation	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology	32,597	Originated Within 6 Months	Origination Yield	14.68% - 15.87%	15.17%
	108,238	Market Comparable Companies	Hypothetical Market Yield	15.37%	15.37%
			Premium/(Discount)	(0.50%) - 1.50%
Lower Middle Market	121,347	Market Comparable Companies	Hypothetical Market Yield	14.83% - 19.73%	16.12%
			Premium/(Discount)	0.00% - 1.00%
	31,818	Broker Quote (b)	Price Quotes	99.50% - 100.25% of par
			Par Value	$2.0 - $22.5 million
	12,576	Liquidation	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par
	$821,988	Total Level Three Debt Investments

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

(b)	A broker quote valuation technique was used to derive the fair value of debt investments which are part of a syndicated facility.
(c)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
Equity Investments	$11,079	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 23.1x
			Revenue Multiple (b)	0.9x - 4.1x
			Discount for Lack of Marketability (c)	10.8% - 33.3%
			Average Industry Volatility (d)	43.5% - 100.8%
			Risk-Free Interest Rate	0.1% - 0.8%
			Estimated Time to Exit (in months)	12 - 36
	38,128	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	40.2% - 84.3%
			Risk-Free Interest Rate	0.0% - 1.1%
			Estimated Time to Exit (in months)	2 - 45
Warrant Investments	10,135	Market Comparable Companies	EBITDA Multiple (b)	3.2x - 42.8x
			Revenue Multiple (b)	0.4x - 7.5x
			Discount for Lack of Marketability (c)	12.3% - 34.4%
			Average Industry Volatility (d)	39.6% - 118.3%
			Risk-Free Interest Rate	0.1% - 1.2%
			Estimated Time to Exit (in months)	12 - 48
	6,748	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.9% - 95.4%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	9 - 48
Total Level Three Warrant and Equity Investments	$66,090

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

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple (b)	8.6x - 17.7x
			Revenue Multiple (b)	0.7x - 13.8x
			Discount for Lack of Marketability (c)	9.1% - 23.6%
			Average Industry Volatility (d)	43.4% - 110.7%
			Risk-Free Interest Rate	0.1% - 0.4%
			Estimated Time to Exit (in months)	6 - 30
	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	45.6% - 109.7%
			Risk-Free Interest Rate	0.1% - 0.9%
			Estimated Time to Exit (in months)	6 - 42
	18,127	Other	Average Industry Volatility (d)	44.0%
			Risk-Free Interest Rate	0.1%
			Estimated Time to Exit (in months)	12
Warrant Investments	10,200	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 51.4x
			Revenue Multiple (b)	0.5x - 13.8x
			Discount for Lack of Marketability (c)	6.4% - 36.0%
			Average Industry Volatility (d)	21.3% - 110.7%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	6 - 48
	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	35.7% - 109.9%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	3 - 48
	9,595	Other	Average Industry Volatility (d)	44.0% - 56.9%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	12 - 48
Total Level Three Warrant and Equity Investments	$66,368

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2014 (unaudited) and as of December 31, 2013. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six-months ended June 30, 2014, there were no transfers between Levels 1 or 2.

(in thousands)	Balance	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$898,030	$—	$—	$898,030
Preferred stock	47,059	—	—	47,059
Common stock	23,220	21,073	—	2,147
Warrants	23,036	—	6,152	16,884
	$991,345	$21,073	$6,152	$964,120

(in thousands)	Balance	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$821,988	$—	$—	$821,988
Preferred stock	35,554	—	—	35,554
Common stock	17,116	15,009	—	2,107
Warrants	35,637	—	6,930	28,707
	$910,295	$15,009	$6,930	$888,356

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six-months ended June 30, 2014 (unaudited) and year ended December 31, 2013.

(in thousands)	Balance, January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance, June 30, 2014
Senior Debt	$821,988	$—	$(6,678)	$286,723	$—	$(202,764)	$—	$(1,239)	$898,030
Preferred Stock	35,554	(250)	9,403	2,566	(503)	—	1,769	(1,480)	47,059
Common Stock	2,107	—	40	—	—	—	—	—	2,147
Warrants	28,707	(125)	(12,532)	3,330	(548)	—	—	(1,948)	16,884
Total	$888,356	$(375)	$(9,767)	$292,619	$(1,051)	$(202,764)	$1,769	$(4,667)	$964,120

(in thousands)	Balance, January 1, 2013	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance, December 31, 2013
Senior Debt	$827,540	$(9,536)	$(8,208)	$484,367	$(8)	$(469,780)	$769	$(3,156)	$821,988
Preferred Stock	33,178	7,968	7,682	6,198	(18,572)	—	776	(1,676)	35,554
Common Stock	2,367	—	(1,103)	750	—	—	93	—	2,107
Warrants	22,140	5,257	6,173	6,524	(10,350)	—	—	(1,037)	28,707
Total	$885,225	$3,689	$4,544	$497,839	$(28,930)	$(469,780)	$1,638	$(5,869)	$888,356

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying consolidated statements of operations.
(3)

Transfers in/out of Level 3 during the six-months ended June 30, 2014 relate to the conversion of Paratek Pharmaceuticals, Inc., SCI Energy, Inc., and Oraya Therapeutics, Inc. debt to equity, the exercise of warrants in Box, Inc. to equity, the conversion of warrants in Glori Energy, Inc. to equity in the company’s reverse public merger and the initial public offerings of Concert Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Everyday Health, Inc., Revance Therapeutics, Inc., and UniQure BV.

(4)

Transfers in/out of Level 3 during the year ended December 31, 2013 relate to the conversion of Optiscan BioMedical, Inc., Gynesonics, Inc., Philotic, Inc., and Tethys BioScience, Inc. debt to equity, the conversion of OCZ Technology warrants to principal and the initial public offerings of Portola Pharmaceuticals, Inc., Acceleron Pharma, Inc., Bind, Inc., and ADMA Biologics, Inc.

For the six-months ended June 30, 2014, approximately $8.9 million and approximately $41,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $4.9 million and $6.7 million in net unrealized depreciation was recorded for warrant and debt Level 3 investments respectively relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and six-months ended June 30, 2014 and 2013 (unaudited). The Company did not hold any Control investments at either June 30, 2014 or 2013.

(in thousands)			Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
Portfolio Company	Type	Fair Value at June 30, 2014	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$353	$—	$(144)	$—	$—	$—	$(120)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,740	—	(292)	—	—	—	(44)	—	—
Stion Corporation	Affiliate	2,300	163	(3,016)	—	—	1,639	(3,240)	—	—
Total		$7,393	$163	$(3,452)	$—	$—	$1,639	$(3,404)	$—	$—

(in thousands)			Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
Portfolio Company	Type	Fair Value at June 30, 2013	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$1,010	$—	$(878)	$—	$—	$—	$(1,100)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,555	518	(32)	—	—	1,128	(244)	—	—
Total		$13,565	$518	$(910)	$—	$—	$1,128	$(1,344)	$—	$—

During the year ended December 31, 2013, Stion Corporation became classified as an affiliate.

A summary of the composition of the Company’s investment portfolio as of June 30, 2014 (unaudited) and December 31, 2013 at fair value is shown as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$608,243	61.4%	$634,820	69.7%
Senior secured debt	312,823	31.6%	222,805	24.5%
Preferred stock	47,059	4.7%	35,554	3.9%
Common Stock	23,220	2.3%	17,116	1.9%
	$991,345	100.0%	$910,295	100.0%

The increase in senior secured debt is consistent with the overall increase in the investment portfolio at June 30, 2014 from December 31, 2013. The decrease in senior secured debt with warrants is primarily due to exercises of the Company’s outstanding warrants to equity in four portfolio companies, with a cumulative fair value of approximately $65.1 million, during the six-months ended June 30, 2014. As a result, the existing debt investments that were included in senior secured debt with warrants at December 31, 2013 are included in senior secured debt at June 30, 2014.

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2014 (unaudited) and December 31, 2013 is shown as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$932,750	94.1%	$864,003	94.9%
Canada	28,383	2.9%	25,798	2.8%
Israel	10,237	1.0%	9,863	1.1%
Netherlands	19,975	2.0%	10,131	1.1%
England	-	0.0%	500	0.1%
	$991,345	100.0%	$910,295	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at June 30, 2014 (unaudited) and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$219,457	22.1%	$219,169	24.1%
Energy Technology	156,669	16.0%	164,466	18.1%
Internet Consumer & Business Services	128,113	12.9%	122,073	13.4%
Medical Devices & Equipment	126,973	12.8%	103,614	11.4%
Software	91,578	9.2%	65,218	7.2%
Drug Delivery	78,187	7.9%	62,022	6.8%
Communications & Networking	56,202	5.7%	35,979	4.0%
Specialty Pharmaceuticals	50,536	5.1%	20,055	2.2%
Media/Content/Info	30,234	3.0%	8,679	1.0%
Information Services	15,626	1.6%	46,565	5.1%
Surgical Devices	10,355	1.0%	10,307	1.0%
Semiconductors	8,943	0.8%	4,685	0.5%
Consumer & Business Products	7,570	0.8%	2,995	0.3%
Healthcare Services, Other	5,469	0.6%	29,080	3.2%
Biotechnology Tools	4,175	0.4%	5,275	0.6%
Diagnostic	804	0.1%	902	0.1%
Electronics & Computer Hardware	454	0.0%	9,211	1.0%
	$991,345	100.0%	$910,295	100.0%

During the three and six-months ended June 30, 2014, the Company funded investments in debt securities totaling approximately $172.8 million and $283.2 million, respectively. During the three and six-months ended June 30, 2014, the Company funded equity investments totaling approximately $132,000 and $1.6 million, respectively. During the three-months ended June 30, 2014 the Company converted approximately $500,000 of debt to equity in one portfolio company. During the six-months ended June 30, 2014 the Company converted approximately $2.0 million of warrants to equity in four portfolio companies.

During the three and six-month periods ended June 30, 2013, the Company funded investments in debt securities totaling approximately $201.6 million and $337.9 million, respectively. The Company did not fund any equity investments or convert any debt to equity in the three-months ended June 30, 2013. During the six-month period ended June 30, 2013, the Company funded equity investments totaling approximately $2.0 million and converted approximately $836,000 of debt to equity in three portfolio companies.

No single portfolio investment represents more than 10% of the fair value of the investments as of June 30, 2014 and December 31, 2013.

During the three and six-month periods ended June 30, 2014, we recognized net realized gains of approximately $2.5 million and $7.3 million on the portfolio, respectively. During the three-months ended June 30, 2014, the Company recorded gross realized gains of approximately $2.5 million primarily from the sale of investments in two portfolio companies, including Trulia ($1.0 million) and Acceleron Pharmaceuticals ($712,000). During the six-months ended June 30, 2014, the Company recorded gross realized gains of approximately $7.9 million primarily from the sale of investments in seven portfolio companies, including Cell Therapeutics ($1.3 million), Neuralstem ($1.2 million), Trulia ($1.0 million), Acceleron Pharmaceuticals ($712,000), Portola Pharmaceuticals ($700,000), AcelRx ($485,000) and Dicerna ($200,000).These gains were partially offset by gross realized losses of approximately $500,000 from the liquidation of the Company’s investments in five portfolio companies.

During the three and six-month periods ended June 30, 2013, the Company recognized net realized gains of approximately $2.2 million and $4.2 million on the portfolio. During the three-month period ended June 30, 2013, the Company recorded gross realized gains of approximately $6.0 million from the sale of investments in seven portfolio companies, including Althea Technologies (approximately $3.8 million) and Insmed, Inc. (approximately $1.4 million). These gains were partially offset by the liquidation of the Company’s investments in six portfolio companies of approximately $3.8 million in gross realized losses, including the write off of equity in E-Band Communications, Corp. that had a cost basis of approximately $3.3 million. During the six-month period ended June 30, 2013, the Company recorded additional gross realized gains of approximately $3.7 million from the sale of investments in three portfolio companies. These gains were partially offset by the liquidation of the Company’s investments in five portfolio companies of approximately $1.6 million in gross realized losses.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $3.0 million and $4.0 million of unamortized fees at June 30, 2014 and December 31, 2013, respectively, and approximately $18.6 million and $14.4 million in exit fees receivable at June 30, 2014 and December 31, 2013, respectively.

The Company has debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $872,000 and $983,000 in PIK income during the three-months ended June 30, 2014 and 2013, respectively. The Company recorded approximately $1.7 million and $1.8 million in PIK income during the six-months ended June 30, 2014 and 2013, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and six-month periods ended June 30, 2014 and 2013.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2014, approximately 62.4% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 37.6% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property. At June 30, 2014 the Company had no equipment only liens on any of our portfolio companies.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At June 30, 2014, the April 2019 Notes were trading on the New York Stock Exchange for $1.034 per dollar at par value, and the September 2019 Notes were trading on the New York Stock Exchange for $1.047 per dollar at par value. Based on market quotations on or around June 30, 2014, the Convertible Senior Notes were trading for $1.403 per dollar at par value and the Asset-Backed Notes were trading for $1.003 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $194.1 million, compared to the carrying amount of $190.2 million as of June 30, 2014.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities at June 30, 2014 (unaudited) and December 31, 2013:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$105,188	$—	$105,188	$—
Asset Backed Notes	$46,722	$—	$—	$46,722
April 2019 Notes	$87,396	$—	$87,396	$—
September 2019 Notes	$89,928	$—	$89,928	$—
SBA Debentures	$194,128	$—	$—	$194,128

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$105,206	$—	$105,206	$—
Asset Backed Notes	$89,893	$—	$—	$89,893
April 2019 Notes	$86,281	$—	$86,281	$—
September 2019 Notes	$87,248	$—	$87,248	$—
SBA Debentures	$222,742	$—	$—	$222,742

4. Borrowings Long Term

Outstanding Borrowings

At June 30, 2014 (unaudited) and December 31, 2013, the Company had the following available borrowings and outstanding borrowings:

	June 30, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	46,547	46,547	89,557	89,557
Convertible Senior Notes (3)	75,000	73,060	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	30,000	—	30,000	—
Total	$587,111	$480,171	$664,921	$557,440

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At June 30, 2014, the total available borrowings under the SBA was $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $1.9 million at June 30, 2014 and $2.5 million at December 31, 2013.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $38.0 million in HT II as of June 30, 2014, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at June 30, 2014. As of June 30, 2014, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2014 the Company held investments in HT II in 41 companies with a fair value of approximately $94.0 million, accounting for approximately 9.5% of the Company’s total portfolio at June 30, 2014.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of June 30, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of June 30, 2014. As of June 30, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2014, the Company held investments in HT III in 39 companies with a fair value of approximately $236.8 million accounting for approximately 23.9% of the Company’s total portfolio at June 30, 2014.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2014 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The average amount of debentures outstanding for the three-months ended June 30, 2014 for HT II was approximately $41.2 million with an average interest rate of approximately 4.25%. The average amount of debentures outstanding for the three-months ended June 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.4%.  The average amount of debentures outstanding for the six-months ended June 30, 2014 for HT II was approximately $52.4 million with an average interest rate of approximately 4.9%. The average amount of debentures outstanding for the six-months ended June 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.4%.

As of June 30, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2014, with the Company’s net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At June 30, 2014, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding as of June 30, 2014 (unaudited) and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

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

2019 Notes payable is comprised of:

	As of
(in thousands)	June 30, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

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

For the three and six-months ended June 30, 2014 and 2013 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$2,981	$2,981	$5,963	$5,963
Amortization of debt issuance cost	242	242	482	482
Total interest expense and fees	$3,223	$3,223	$6,445	$6,445
Cash paid for interest expense and fees	$2,981	$2,965	$5,963	$5,963

As of June 30, 2014, the Company was in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes.

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

At June 30, 2014 and December 31, 2013, the Asset Backed Notes had an outstanding principal balance of $46.5 million and $89.6 million, respectively.

Under the terms of the Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $3.5 million and $6.3 million of Restricted Cash as of June 30, 2014 and December 31, 2013, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of June 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $73.1 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of June 30, 2014, the conversion rate was 87.0586 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.49 per share of common stock). See “Subsequent Events.”

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

As of June 30, 2014 (unaudited) and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2014	As of December 31, 2013
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(1,940)	(2,481)
Carrying value of Convertible Senior Notes	$73,060	$72,519

For the three and six-months ended June 30, 2014 and 2013 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$1,125	$1,125	$2,250	$2,250
Accretion of original issue discount	271	271	541	541
Amortization of debt issuance cost	144	144	289	289
Total interest expense	$1,540	$1,540	$3,080	$3,080
Cash paid for interest expense	$2,250	$2,250	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and six-months ended June 30, 2014 and 2013. As of June 30, 2014, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three and six-month periods ended June 30, 2014 and 2013, this non-use fee was approximately $95,000 and $189,000, respectively. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that the Company subsequently raises. As of June 30, 2014, the minimum tangible net worth covenant has increased to $487.5 million as a result of the Company’s follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at June 30, 2014. At June 30, 2014 there were no borrowings outstanding on this facility.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and six-month periods ended June 30, 2014, this non-use fee was approximately $13,000 and $51,000, respectively. For the three and six-month periods ended June 30, 2013, this non-use fee was approximately $38,000 and $75,000, respectively. The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of June 30, 2014, the minimum tangible net worth covenant has increased to $481.3 million as a result of follow-on public offerings. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at June 30, 2014.

At June 30, 2014 there were no borrowings outstanding on this facility. The Union Bank Facility will expire as of August 15, 2014. The Company continues to explore potential financing arrangements with Union Bank that may be implemented following the expiration of the Union Bank Facility. See “Subsequent Events”.

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

During the six-months ended June 30, 2014, the Company reduced the Company’s realized gain by approximately $78,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. The Company recorded an increase on participation liability and a decrease on unrealized appreciation by a net amount of approximately $44,000 as a result of year to date appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $414,000 as of June 30, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.7 million under the warrant participation agreement thereby reducing the Company’s realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and March 2017.

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

During the three-months ended June 30, 2014, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of June 30, 2014, approximately 100% would be from ordinary income and spillover earnings from 2013. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2014 distributions to shareholders will actually be.

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

Taxable income for the six-month period ended June 30, 2014 was approximately $27.8 million or $0.45 per share. Taxable net realized gains for the same period were $9.1 million or approximately $0.15 per share. Taxable income for the six-month period ended June 30, 2013 was approximately $31.7 million or $0.55 per share. Taxable net realized gains for the same period were $5.2 million or approximately $0.09 per share.

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

During the three months ended June 30, 2014, the Company sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. The Company expects to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes. As of June 30, 2014, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

The Company has issued stock options for common stock subject to future issuance, of which 652,933 and 833,923 were outstanding at June 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the common stock options activities for the six-month periods ended June 30, 2014 and 2013 (unaudited):

	Six Months Ended June 30,
	2014		2013
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	833,923	$12.53	2,574,749	$12.00
Granted	—	$—	60,000	$12.74
Exercised	(103,374)	$11.53	(612,118)	$11.84
Forfeited	(77,616)	$14.33	(44,613)	$10.51
Expired	—	$—	(65,000)	$13.30
Outstanding at June 30,	652,933	$12.47	1,913,018	$12.06
Shares Expected to Vest at June 30,	394,293	$12.47	1,568,096	$12.33

The following table summarizes common stock options outstanding and exercisable at June 30, 2014 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$4.21 - $9.25	50,195	2.73	$504,337	$6.11	41,775	2.38	$446,155	$5.48
$9.90 - $14.86	486,238	4.68	1,824,146	$12.41	216,865	2.98	1,159,311	$10.81
$15.44 - $16.13	116,500	6.34	82,500	$15.45	—	—	—	$—
$4.21 - $16.13	652,933	4.83	$2,410,983	$12.47	258,640	2.89	$1,605,466	$9.95

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At June 30, 2014, options for approximately 259,000 shares were exercisable at a weighted average exercise price of approximately $9.95 per share with weighted average of remaining contractual term of 2.89 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the six-month period ended June 30, 2013 was approximately $66,000. No options were granted during the six-months ended June 30, 2014. During the six-months ended June 30, 2014 and 2013, approximately $215,000 and $180,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2014, there was approximately $726,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.1 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the six-months ended June 30, 2013. No options were granted during the six months ended June 30, 2014:

Six Months Ended June 30, 2013
Expected Volatility	49.39%
Expected Dividends	10%
Expected term (in years)	4.5
Risk-free rate	0.55% - 0.97%

During the six-months ended June 30, 2014 and 2013 the Company granted approximately 981,550 shares and 606,001 shares, respectively, of restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the six-month periods ended June 30, 2014 and 2013 was approximately $13.5 million and $7.7 million, respectively. During the six-month periods ended June 30, 2014 and 2013, the Company expensed approximately $3.8 million and $2.6 million of compensation expense related to restricted stock, respectively. As of June 30, 2014, there was approximately $18.0 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the activities for our unvested restricted stock for the six-month periods ended June 30, 2014 and 2013 (unaudited):

	Six Months Ended June 30,
	2014		2013
	Restricted Stock Units	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Exercise Price
Unvested at December 31,	1,035,897	$11.94	899,789	$10.73
Granted	981,550	$13.79	606,001	$12.72
Vested	(384,636)	$12.09	(283,362)	$10.49
Forfeited	(130,290)	$12.72	(7,255)	$10.89
Unvested at June 30,	1,502,521	$13.04	1,215,173	$11.77

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator
Net increase in net assets resulting from operations	$13,191	$20,879	$35,376	$37,568
Less: Dividends declared-common and restricted shares	(19,389)	(16,633)	(38,555)	(30,014)
Undistributed earnings	(6,198)	4,246	(3,179)	7,554
Undistributed earnings-common shares	(6,198)	4,246	(3,179)	7,554
Add: Dividend declared-common shares	18,901	16,292	37,829	29,343
Numerator for basic and diluted change in net assets per common share	12,703	20,539	34,650	36,897
Denominator
Basic weighted average common shares outstanding	61,089	60,339	60,980	57,029
Common shares issuable	1,499	806	1,662	773
Weighted average common shares outstanding assuming dilution	62,588	61,145	62,642	57,802
Change in net assets per common share
Basic	$0.21	$0.34	$0.57	$0.65
Diluted	$0.20	$0.34	$0.55	$0.64

For the purpose of calculating diluted earnings per share for three and six-month periods ended June 30, 2014 and 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.49 as of June 30, 2014 and $11.74 as of June 30, 2013, respectively) for the Convertible Senior Notes for such period.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti- dilutive shares. For the three-month periods ended June 30, 2014 and 2013, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 717,424 and 2,162,043, respectively. For the six-month periods ended June 30, 2014 and 2013, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 757,235 and 2,352,585 shares, respectively.

At June 30, 2014, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six-months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
Per share data(1):
Net asset value at beginning of period	$10.51	$9.75
Net investment income	0.60	0.57
Net realized gain on investments	0.12	0.07
Net unrealized appreciation (depreciation) on investments	(0.14)	0.01
Total from investment operations	0.58	0.65
Net increase (decrease) in net assets from capital share transactions	(0.11)	0.17
Distributions of net investment income	(0.63)	(0.53)
Stock-based compensation expense included in investment income(2)	0.07	0.05
Net asset value at end of period	$10.42	$10.09

Ratios and supplemental data:
Per share market value at end of period	$16.16	$13.94
Total return(3)	2.69%	32.92%
Shares outstanding at end of period	63,251	61,637
Weighted average number of common shares outstanding	60,980	57,029
Net assets at end of period	$658,909	$621,840
Ratio of operating expense to average net assets(4)	10.10%	11.52%
Ratio of net investment income before investment gains and losses to average net assets(4)	11.31%	11.45%
Average debt outstanding	$510,390	$589,246
Weighted average debt per common share	$8.37	$10.33

(1)	All per share data is calculated based on the weighted average shares outstanding for the relevant period.
(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the six-month periods ended June 30, 2014 and 2013 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. As such, the total return is not annualized.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded contractual commitments to extend credit at June 30, 2014 totaled approximately $229.3 million. Approximately $134.0 million of these unfunded contractual commitments as of June 30, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $169.0 million of non-binding term sheets outstanding at June 30, 2014. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing.  Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $396,000 and $783,000 during the three and six-month periods ended June 30, 2014. There was approximately $276,000 and $605,000 recorded in the same periods ended June 30, 2013, respectively. Future commitments under the credit facility and operating leases were as follows at June 30, 2014:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$480,171	$—	$46,547	$73,060	$360,564
Operating Lease Obligations (5)	6,955	1,525	3,006	1,563	861
Total	$487,126	$1,525	$49,553	$74,623	$361,425

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $46.5 million in aggregate principal amount of the Asset-Backed Notes and $73.1 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $75.0 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $1.9 million at June 30, 2014.

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

11. Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so the Company has concluded that there is no impact from adopting this standard on the Company’s statement of assets and liabilities or results of operations. The Company has adopted this standard for its fiscal year ending December 31, 2014.

12. Subsequent Events

Dividend Declaration

On July 28, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on August 25, 2014 to shareholders of record as of August 18, 2014. This dividend represents the Company’s thirty-sixth consecutive dividend declaration since the Company’s initial public offering, bringing the total cumulative dividend declared to date to $9.68 per share.

Appointment of Chief Operating Officer

Effective July 8, 2014, the Company’s Board of Directors appointed Harry A. Feuerstein as the Company’s Chief Operating Officer. Mr. Feuerstein, age 52, joined the Company in July 2014. Mr. Feuerstein previously served as president and as a board member of Merryck & Co., Americas, and also served as an Operating Executive of Morgan Joseph Tri Artisan and as a Managing Director of W2 GreenTech. Prior to such roles, Mr. Feuerstein held several executive-level positions at Siemens USA, including as CEO of Siemens Government Inc., with experience in energy, technology and healthcare matters. Mr. Feuerstein is also the former CEO of a subsidiary of Trizechahn Corporation and was a partner at National Capital Companies and its related broker dealer. Mr. Feuerstein received his BA from Washington and Lee University, and he received an MBA from Hofstra University.

Appointment of Director

On July 8, 2014, our Board of Directors elected Mr. Thomas Fallon as a director of the Company. In connection with his election, the Board of Directors increased the size of the Board of Directors to four directors. There are no arrangements or understandings between Mr. Fallon and any other persons pursuant to which Mr. Fallon was elected as a director of the Company. Mr. Fallon will be entitled to applicable retainer and meeting fees and an option award pursuant to the Company’s director compensation arrangements, under terms consistent with those previously disclosed by the Company. Mr. Fallon also will be entitled to enter into an indemnification agreement with the Company.

Mr. Fallon joined the Company as a Director in 2014 and will hold office for a term expiring in 2015. Mr. Fallon has served as Chief Executive Officer of Infinera Corporation since June 2013 and as a member of Infinera’s board of directors since July 2009. From January 2010 to June 2013, Mr. Fallon served as Infinera’s President and Chief Executive Officer, and Mr. Fallon served as Infinera’s Chief Operating Officer from October 2006 to December 2009, and as its Vice President of Engineering and Operations from April 2004 to September 2006. From August 2003 to March 2004, Mr. Fallon was Vice President, Corporate Quality and Development Operations of Cisco Systems, Inc., a networking and telecommunications company. From May 2001 to August 2003, Mr. Fallon served as General Manager of Cisco Systems’ Optical Transport Business Unit. Mr. Fallon holds a B.S.M.E. and M.B.A. from the University of Texas at Austin, and is currently a member of the Engineering Advisory Board of the University of Texas at Austin.

Liquidity and Capital Resources

6.25% Notes Due 2024

On July 14, 2014, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Indenture (the “Indenture”) between the Company and the Trustee, dated July 14, 2014, relating to the Company’s issuance, offer and sale of $100.0 million aggregate principal amount of 6.25% senior notes due 2024 (the “2024 Notes”). The sale of the 2024 Notes generated net proceeds of approximately $97.0 million.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014.

The 2024 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness, including without limitation, the $73.1 million 6.00% Convertible Senior Notes due 2016 (the “Convertible Senior Notes”); the approximately $84.5 million 7.00% Senior Notes due April 30, 2019 (the “April 2019 Notes”); the approximately $85.9 million 7.00% Senior Notes due September 30, 2019 (the “September 2019 Notes” and together with the April 2019 Notes, the “2019 Notes”) and the approximately $46.5 million fixed-rate asset-backed notes (the “Asset-Backed Notes”); (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of HT II and HT III and any borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

The Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Third Supplemental Indenture. The Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The 2024 Notes were sold pursuant to an underwriting agreement dated July 14, 2014 among the Company and Keefe, Bruyette & Woods, Inc., Jefferies LLC and RBC Capital Markets, LLC acting as representatives of the several underwriters named in the underwriting agreement. The Company granted the underwriters an option to purchase up to an additional $4.6 million in total aggregate principal amount of the 2024 Notes to cover over-allotments, if any.

The Company expects to use the net proceeds from this offering to fund investments in debt and equity securities in accordance with the Company’s investment objective and for other general corporate purposes. The Company may also use the net proceeds from this offering to fund the conversion of any of the Company’s Convertible Senior Notes which holders may elect to convert. The transaction closed on July 14, 2014. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes, or the Convertible Senior Notes, due 2016. As of June 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $73.1 million.

The Convertible Senior Notes are convertible into shares of the Company’s common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Notes, the Company has the choice to pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The current conversion price of the Convertible Senior Notes is approximately $11.49 per share of common stock, in each case subject to adjustment in certain circumstances. Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continue to be convertible through September 30, 2014.

On July 14, 2014 and July 15, 2014, approximately $33.9 million of the Convertible Senior Notes converted, and on August 5, 2014 and August 6, 2014 these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 921,000 shares of the Company’s common stock. An additional approximately $8,000 of the Convertible Senior Notes converted on August 6, 2014 and will be settled in August 2014.

Amendment to Union Bank Facility

On July 8, 2014 the Company entered into an amendment to the Union Bank Facility which permitted the Company to issue additional senior notes relating to the Company’s offer and sale of $100.0 million aggregate principal amount of 6.25% senior notes due 2024 (the “2024 Notes”). Pursuant to the terms of the amendment, the Company is permitted to increase its unsecured indebtedness by an aggregate original principle amount not to exceed $275.0 million incurred after March 30, 2012 in one or more instances, provided certain conditions are satisfied for each issuance.

Portfolio Company Developments

As of June 30, 2014, the Company held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc., Good Technology, Inc., Zosano, Inc., and one company which filed confidentially under the JOBS Act. In addition, subsequent to June 30, 2014 the following portfolio companies announced M&A transactions:

1.

In July 2014, Hercules portfolio company Transcept Pharmaceuticals, Inc. (Nasdaq: TSPT) and Hercules portfolio company Paratek Pharmaceuticals, Inc. entered into a definitive merger agreement under which the stockholders of Paratek will become the majority owners of Transcept and the operations of Transcept and Paratek will be combined.

2.

In August 2014, one Hercules portfolio company was acquired.  This liquidity event represents a net gain of approximately $1.6 million, an internal rate of return of approximately 18.5 percent (excluding proceeds in escrow), and a gross multiple of approximately 3.0x on Hercules total investment in this portfolio company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The matters discussed in this report, as well as in future oral and written statements by management of Hercules Technology Growth Capital, Inc., that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward- looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this report include statements as to:

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

We and our affiliates have filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of potential co-investments with us and our affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. This exemptive application is still pending, and there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with our affiliates. Under the terms of such relief permitting us to co-invest with our affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $143.2 million and $296.1 million in assets, respectively, and accounted for approximately 9.5% and 19.7% of our total assets, respectively, prior to consolidation at June 30, 2014. As of June 30, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At June 30, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $991.3 million at June 30, 2014, as compared to $910.3 million at December 31, 2013.

The fair value of our debt investment portfolio at June 30, 2014 was approximately $898.0 million, compared to a fair value of approximately $822.0 million at December 31, 2013. The fair value of the equity portfolio at June 30, 2014 was approximately $70.3 million, compared to a fair value of approximately $52.7 million at December 31, 2013. The fair value of the warrant portfolio at June 30, 2014 was approximately $23.0 million, compared to a fair value of approximately $35.6 million at December 31, 2013.

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

Prior to entering into a contractual commitment, we generally issue a non-binding term sheet to a prospective portfolio company. Non-binding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing.  Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Our portfolio activity for the six months ended June 30, 2014 (unaudited) and the year ended December 31, 2013 was comprised of the following:

(in millions)	June 30, 2014	December 31, 2013
Debt Commitments (1)
New portfolio company	$326.8	$535.0
Existing portfolio company	65.9	165.1
Total	$392.7	$700.1
Funded Debt Investments
New portfolio company	$200.9	$373.1
Existing portfolio company	82.3	118.0
Total	$283.2	$491.1
Funded Equity Investments
Existing portfolio company	1.6	3.9
Total	$1.6	$3.9
Unfunded Contractual Commitments (2)
Total	$229.3	$151.0
Non-Binding Term Sheets
New portfolio company	$169.0	$28.0
Existing portfolio company	—	10.0
Total	$169.0	$38.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)

The amount for June 30, 2014 includes unfunded contractual commitments in 33 new and existing portfolio companies. Approximately $134.0 million of these unfunded contractual commitments as of June 30, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2014, we received approximately $200.7 million in aggregate principal repayments. Of the approximately $200.7 million of aggregate principal repayments, approximately $73.3 million were scheduled principal payments, and approximately $127.4 million were early principal repayments related to 17 portfolio companies, of which approximately $24.0 million were early repayments due to current quarter M&A transactions and initial public offerings related to four portfolio companies.

Total portfolio investment activity (inclusive of unearned income) for the six months ended June 30, 2014 (unaudited) and for the year ended December 31, 2013 was as follows:

(in millions)	June 30, 2014	December 31, 2013
Beginning Portfolio	$910.3	$906.3
New fundings	258.0	473.6
Restructure fundings	26.9	23.6
Warrants or OID not related to current period fundings	(0.4)	3.5
Principal payments received on investments	(73.3)	(176.2)
Early payoffs	(127.4)	(300.6)
Restructure payoffs	—	(9.8)
Accretion of loan discounts and paid-in-kind principal	13.0	31.9
Acceleration of loan discounts and loan fees due to early payoff or restructure	(2.1)	(0.7)
New loan fees	(4.5)	(14.3)
Warrants converted to equity	2.0	0.2
Proceeds from sale of investments	(2.4)	(22.5)
Net realized (loss) on investments	(0.6)	(16.7)
Net change in unrealized appreciation (depreciation)	(8.2)	12.0
Ending Portfolio	$991.3	$910.3

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2014 (unaudited) and December 31, 2013.

	June 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$608,243	61.4%	$634,820	69.7%
Senior secured debt	312,823	31.6%	222,805	24.5%
Preferred stock	47,059	4.7%	35,554	3.9%
Common Stock	23,220	2.3%	17,116	1.9%
	$991,345	100.0%	$910,295	100.0%

The increase in senior secured debt is consistent with the overall increase in the investment portfolio at June 30, 2014 from December 31, 2013. The decrease in senior secured debt with warrants is primarily due to exercises of our outstanding warrants to equity in four portfolio companies, with a cumulative fair value of approximately $65.1 million, during the six months ended June 30, 2014. As a result, the existing debt investments that were included in senior secured debt with warrants at December 31, 2013 are included in senior secured debt at June 30, 2014.

A summary of our investment portfolio at value by geographic location is as follows:

	June 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$932,750	94.1%	$864,003	94.9%
Canada	28,383	2.9%	25,798	2.8%
Israel	10,237	1.0%	9,863	1.1%
Netherlands	19,975	2.0%	10,131	1.1%
England	-	0.0%	500	0.1%
	$991,345	100.0%	$910,295	100.0%

As of June 30, 2014, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc., Good Technology, Inc., Zosano, Inc., and one company which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of June 30, 2014, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime or the London Interbank Offered Rate, or LIBOR, to approximately 15%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of- term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $3.0 million and $4.0 million of unamortized fees at June 30, 2014 and December 31, 2013, respectively, and approximately $18.6 million and $14.4 million in exit fees receivable at June 30, 2014 and December 31, 2013, respectively.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $872,000 and $983,000 in PIK income in the three months ended June 30, 2014 and 2013, respectively. We recorded approximately $1.7 million and $1.8 million in PIK income in the six months ended June 30, 2014 and 2013, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At June 30, 2014, approximately 62.4% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 37.6% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property. At June 30, 2014 we had no equipment only liens on any of our portfolio companies.

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

The effective yield on our debt investments during the three months ended June 30, 2014 and 2013 was 16.9% and 15.7%, respectively. This increase in effective yield between periods is primarily due to the effect of fee accelerations that occurred from increased early payoffs during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter which exclude non-interest earning assets such as warrants and equity investments. The overall weighted average yield to maturity of our debt investments was approximately 13.0% at June 30, 2014, compared to 13.3% at both December 31, 2013. The weighted average yield to maturity is computed using the interest rates in effect at the inception of each of the loans, and includes amortization of the loan facility fees, commitment fees and market premiums or discounts over the expected life of the debt investments, weighted by their respective costs when averaged and based on the assumption that all contractual loan commitments have been fully funded and held to maturity.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, energy technology, internet consumer and business services, medical device and equipment, software, drug delivery, communications and networking, specialty pharmaceuticals, media/content/info, information services, surgical devices, semiconductors, consumer and business products, healthcare services, biotechnology tools, diagnostic and electronics and computer hardware industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of June 30 2014, approximately 63.8% of the fair value of our portfolio was composed of investments in four industries: 22.1% was composed of investments in the drug discovery and development industry, 16.0% was composed of investments in the energy technology industry, 12.9% was composed of investments in the internet consumer and business services industry and 12.8% was composed of investments in the medical device and equipment industry.

The following table shows the fair value of our portfolio by industry sector at June 30, 2014 (unaudited) and December 31, 2013:

	June 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$219,457	22.1%	$219,169	24.1%
Energy Technology	156,669	16.0%	164,466	18.1%
Internet Consumer & Business Services	128,113	12.9%	122,073	13.4%
Medical Devices & Equipment	126,973	12.8%	103,614	11.4%
Software	91,578	9.2%	65,218	7.2%
Drug Delivery	78,187	7.9%	62,022	6.8%
Communications & Networking	56,202	5.7%	35,979	4.0%
Specialty Pharmaceuticals	50,536	5.1%	20,055	2.2%
Media/Content/Info	30,234	3.0%	8,679	1.0%
Information Services	15,626	1.6%	46,565	5.1%
Surgical Devices	10,355	1.0%	10,307	1.0%
Semiconductors	8,943	0.8%	4,685	0.5%
Consumer & Business Products	7,570	0.8%	2,995	0.3%
Healthcare Services, Other	5,469	0.6%	29,080	3.2%
Biotechnology Tools	4,175	0.4%	5,275	0.6%
Diagnostic	804	0.1%	902	0.1%
Electronics & Computer Hardware	454	0.0%	9,211	1.0%
	$991,345	100.0%	$910,295	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the six months ended June 30, 2014 and the year ended December 31, 2013, our ten largest portfolio companies represented approximately 28.8% and 29.3% of the total fair value of our investments in portfolio companies, respectively. At both June 30, 2014 and December 31, 2013, we had one investment that represented 5% or more of our net assets. At June 30, 2014, we had five equity investments representing approximately 72.4% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2013, we had six equity investments which represented approximately 75.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of June 30, 2014, 100.0% of our debt investments were in a senior secured first lien position, and approximately 98.1% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime-or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit when market interest rates may rise in the near future.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2014, we held warrants in 117 portfolio companies, with a fair value of approximately $23.0 million. The fair value of our warrant portfolio decreased by approximately 35.4%, as compared to a fair value of $35.6 million at December 31, 2013 primarily related to the reversal of unrealized appreciation related to the exercise of our warrant positions in Box, Inc. ($8.3 million) and Neuralstem, Inc. ($751,000) to preferred stock and unrealized depreciation related to collateral based impairments of approximately $2.5 million on five of our warrant positions due to poor company performance.

Our existing warrant holdings currently would require us to invest approximately $78.0 million to exercise such warrants as of June 30, 2014. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.01x to 14.91x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and six months ended June 30, 2014 and 2013 (unaudited). We did not hold any Control investments at either June 30, 2014 or 2013.

(in thousands)			Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
Portfolio Company	Type	Fair Value at June 30, 2014	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$353	$—	$(144)	$—	$—	$—	$(120)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,740	—	(292)	—	—	—	(44)	—	—
Stion Corporation	Affiliate	2,300	163	(3,016)	—	—	1,639	(3,240)	—	—
Total		$7,393	$163	$(3,452)	$—	$—	$1,639	$(3,404)	$—	$—

(in thousands)			Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
Portfolio Company	Type	Fair Value at June 30, 2013	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$1,010	$—	$(878)	$—	$—	$—	$(1,100)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,555	518	(32)	—	—	1,128	(244)	—	—
Total		$13,565	$518	$(910)	$—	$—	$1,128	$(1,344)	$—	$—

During the year ended December 31, 2013 Stion Corporation became classified as an affiliate.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2014 (unaudited) and December 31, 2013, respectively:

	June 30, 2014			December 31, 2013
(in thousands)	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
Investment Grading
1	19	$225,158	25.1%	15	$162,586	19.8%
2	44	482,491	53.7%	42	429,804	52.3%
3	16	130,309	14.5%	18	184,692	22.5%
4	7	52,574	5.9%	4	30,687	3.7%
5	4	7,498	0.8%	5	14,219	1.7%
		$898,030	100.0%		$821,988	100.0%

As of June 30, 2014, our debt investments had a weighted average investment grading of 2.10, as compared to 2.20 at December 31, 2013. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

At June 30, 2014, we had three debt investments on non-accrual with a cumulative cost and fair value of approximately $23.6 million and $7.4 million, respectively. At December 31, 2013 we had two debt investments on non-accrual with a cumulative cost and fair value of approximately $23.3 million and $12.6 million, respectively.

Results of Operations

Overall, during the three and six months ended June 30, 2014, we expanded our investment team, hired additional operations, and credit professionals and broadened our access to the debt capital markets to reduce our cost of financing. We also commenced offerings of new financing solutions to our portfolio companies, such as asset based lending and equipment based finance.

Comparison of the three and six month periods ended June 30, 2014 and 2013

Investment Income

Total investment income for the three months ended June 30, 2014 was approximately $34.0 million as compared to approximately $34.5 million for the three months ended June 30, 2013. Total investment income for the six months ended June 30, 2014 was approximately $69.8 million as compared to approximately $65.5 million for the six months ended June 30, 2013.

Interest income for the three months ended June 30, 2014 totaled approximately $30.5 million as compared to approximately $30.3 million for the three months ended June 30, 2013. Interest income for the six months ended June 30, 2014 totaled approximately $61.4 million as compared to approximately $59.2 million for the six months ended June 30, 2013. The increase in interest income for both the three and six months ended June 30, 2014 as compared to the same periods ended June 30, 2013 is primarily attributable to an increase in acceleration of loan exit fees related to early payoffs and loan restructurings, partially offset by a decline in interest income due to a lower weighted average yielding loan portfolio balance outstanding and a decrease in default interest income.

Income from commitment, facility and loan related fees for the three months ended June 30, 2014 totaled approximately $3.5 million as compared to approximately $4.2 million for the three months ended June 30, 2013. Income from commitment, facility and loan related fees for the six months ended June 30, 2014 totaled approximately $8.4 million as compared to approximately $6.3 million for the six months ended June 30, 2013. The decrease in fee income for the three months ended June 30, 2014 is primarily attributable to fewer early payoffs and loan restructurings as well as a lower weighted average yielding loan portfolio balance outstanding compared to the three months ended June 30, 2013. The increase in fee income for the six months ended June 30, 2014 as compared to June 30, 2013 is primarily attributable to an increase in acceleration of commitment and facility fees related to early payoffs and loan restructurings as well as an increase in prepayment penalties collected on early payoffs.

The following table shows the PIK-related activity for the six months ended June 30, 2014 and 2013, at cost (unaudited):

	Six Months Ended June 30,
(in thousands)	2014	2013
Beginning PIK loan balance	$4,982	$3,309
PIK interest capitalized during the period	1,337	1,562
Payments received from PIK loans	(1,362)	(824)
Ending PIK loan balance	$4,957	$4,047

The increase in payments received from PIK loans during the six months ended June 30, 2014 is due to the addition of nine PIK loans which have incurred PIK capitalizations during the period partially offset by the payoff of three PIK loans during the six months ended June 30, 2014.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and six months ended June 30, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $15.5 million and $16.9 million during the three months ended June 30, 2014 and 2013, respectively. Operating expenses totaled approximately $32.9 million and $32.8 million during the six months ended June 30, 2014 and 2013, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $7.6 million and $8.8 million for the three month periods ended June 30, 2014 and 2013, respectively, and approximately $16.8 million and $17.5 million for the six month periods ended June 30, 2014 and 2013, respectively. The decrease in both the three and six months was primarily attributable to the lower weighted average balances outstanding on our SBA obligations due to the payoff of $34.8 million of debentures in the first quarter of 2014 and due to the amortization of our Asset Backed Notes from a balance of $89.6 million as of December 31, 2013 to $46.5 million as of June 30, 2014. This decrease was partially offset by an acceleration of fee amortization related to the payoff and amortization of these sources of capital.

We had a weighted average cost of debt, comprised of interest and fees, of approximately 6.3% and 6.0% for the three months ended June 30, 2014 and 2013, respectively, and a weighted average cost of debt of approximately 6.6% and 5.9% for the six months ended June 30, 2014 and 2013, respectively. The increase in both periods was primarily driven by the acceleration of fees related to the early payoffs of SBA obligations and our Asset-Backed Notes as described above.

The increase was primarily driven by the acceleration of interest and fees related to the partial early payoffs of SBA obligations and our Asset-Backed Notes as described above.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses decreased to $2.1 million from $2.4 million for the three months ended June 30, 2014 and 2013, respectively. This decrease was primarily due to decreased outside consulting fees and accounting fees. Expenses remained flat at $4.6 million for the six months ended June 30, 2014 and 2013, respectively.

Employee Compensation

Employee compensation and benefits totaled approximately $3.2 million for the three months ended June 30, 2014 as compared to approximately $4.2 million for the three months ended June 30, 2013 and approximately $7.5 million for the six months ended June 30, 2014 as compared to approximately $8.0 million for the six months ended June 30, 2013. The decreases for both comparative periods were primarily due to decreasing our 2014 variable compensation accrued for the three and six months ended June 30, 2014 as compared to the 2013 variable compensation accrued for the three and six months ended June 30, 2013.

Stock-based compensation totaled approximately $2.5 million for the three months ended June 30, 2014 as compared to approximately $1.6 million for the three months ended June 30, 2013 and approximately $4.0 million for the six months ended June 30, 2014 as compared to approximately $2.8 million for the six months  ended June 30, 2013. This increase was primarily due to the increased number of restricted stock units granted in April 2014 (981,550 shares) as compared to March 2013 (606,001 shares), and as such greater stock based compensation was recognized in the comparative periods in 2014 than 2013.

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

A summary of realized gains and losses for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Realized gains	$2,490	$6,035	$7,873	$9,648
Realized losses	(20)	(3,843)	(530)	(5,464)
Net realized gains	$2,470	$2,192	$7,343	$4,184

During the three months ended June 30, 2014 and 2013, we recognized net realized gains of approximately $2.5 million and $2.2 million, respectively. During the three months ended June 30, 2014, we recorded gross realized gains of approximately $2.5 million primarily from the sale of our investments in two portfolio companies, including Trulia ($1.0 million) and Acceleron Pharmaceuticals ($712,000).

During the three months ended June 30, 2013, we recorded gross realized gains of approximately $6.0 million from the sale of investments in seven portfolio companies, including Althea Technologies (approximately $3.8 million) and Insmed, Inc. (approximately $1.4 million). These gains were partially offset by the liquidation of our investments in six portfolio companies of approximately $3.8 million in gross realized losses, including the write off of equity in E-Band Communications, Corp. that had a cost basis of approximately $3.3 million.

During the six months ended June 30, 2014 and 2013, we recognized net realized gains of approximately $7.3 million and $4.2 million, respectively. During the six months ended June 30, 2014, we recorded gross realized gains of approximately $7.9 million primarily from the sale of investments in seven portfolio companies, including Cell Therapeutics ($1.3 million), Neuralstem ($1.2 million), Trulia ($1.0 million), Acceleron Pharmaceuticals ($712,000), Portola Pharmaceuticals ($700,000), AcelRx ($485,000) and Dicerna ($200,000). These gains were partially offset by gross realized losses of approximately $500,000 from the liquidation of our investments in five portfolio companies.

During the six months ended June 30, 2013, we recorded additional gross realized gains of approximately $3.7 million from the sale of investments in three portfolio companies. These gains were partially offset by the liquidation of our investments in five portfolio companies of approximately $1.6 million in gross realized losses.

The net unrealized appreciation and depreciation of our investments is based on fair value of each investment determined in good faith by our Board of Directors. The following table itemizes the change in net unrealized appreciation/depreciation of investments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Gross unrealized appreciation on portfolio investments	$10,324	$16,184	$35,574	$29,408
Gross unrealized depreciation on portfolio investments	(16,648)	(14,432)	(41,945)	(28,491)
Reversal of prior period net unrealized appreciation upon a realization event	(942)	(5,107)	(2,598)	(7,568)
Reversal of prior period net unrealized depreciation upon a realization event	—	4,193	739	5,806
Net unrealized (depreciation) on taxes payable	(320)	—	(393)	—
Net unrealized appreciation (depreciation) on escrow receivables	(155)	322	(155)	1,490
Citigroup warrant participation	(89)	(83)	(44)	98
Net unrealized appreciation (depreciation) on portfolio investments	$(7,830)	$1,077	$(8,822)	$743

During the three months ended June 30, 2014, we recorded approximately $7.8 million of net unrealized depreciation, of which $7.3 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $4.0 million is attributed to net unrealized depreciation on our debt investments which primarily related to $3.3 million of unrealized depreciation for collateral based impairments on seven portfolio companies. Additionally, approximately $4.3 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $2.3 million of unrealized depreciation for collateral based impairments on three portfolio companies.

This unrealized depreciation was offset by approximately $1.0 million of net unrealized appreciation on our equity investments, including approximately $2.0 million of net unrealized appreciation on our equity investments in Merrimack Pharmaceuticals due to increases in the company’s stock price offset by $1.0 million of unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain.

Net unrealized depreciation increased by approximately $320,000 as a result of estimated taxes payable for the three months ended June 30, 2014.

Net unrealized depreciation further increased by approximately $155,000 as a result reducing escrow receivables for the three months ended June 30, 2014 related to merger and acquisition transactions closed on former portfolio companies.

During the three months ended June 30, 2014, net unrealized depreciation increased by approximately $89,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement.

During the three months ended June 30, 2013, we recorded approximately $1.1 million of net unrealized appreciation, of which $838,000 is net unrealized appreciation from our debt, equity and warrant investments. Approximately $5.6 million is attributed to net unrealized appreciation on equity, of which approximately $72,000 is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $3.3 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $330,000 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $4.8 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $940,000 is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. We recorded approximately $5.1 million of net unrealized depreciation on our debt investments, $4.1 million related to decreases in fair value adjustments made as a result of an increase in interest rates reflected in our current quarter effective yield.
During the three months ended June 30, 2013, net unrealized investment appreciation recognized by us was decreased by approximately $83,000 as a result of appreciation during the three months ended June 30, 2013 of fair value on the pool of warrants collateralized under the warrant participation agreement.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three months ended June 30, 2014 and 2013 (unaudited).

	Three Months Ended June 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(3.3)	$(1)	$(2.3)	$(6.7)
Reversals of Prior Period Collateral based impairments	—	0.6	—	0.6
Reversals due to Debt Payoffs & Warrant/Equity sales	0.1	(1.0)	0.1	(0.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	1.4	(0.4)	1.0
Level 3 Assets	(0.8)	1.1	(1.7)	(1.4)
Total Fair Value Market/Yield Adjustments	(0.8)	2.5	(2.1)	(0.4)
Total Unrealized Appreciation/(Depreciation)	$(4.0)	$1.0	$(4.3)	$(7.3)

	Three Months Ended June 30, 2013
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(1.2)	$—	$—	$(1.2)
Reversals due to Debt Payoffs & Warrant/Equity sales	0.2	3.1	(4.1)	(0.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	—	1.1	1.1
Level 3 Assets	(4.1)	2.4	3.4	1.7
Total Fair Value Market/Yield Adjustments	(4.1)	2.4	4.5	2.8
Total Unrealized Appreciation/(Depreciation)	$(5.1)	$5.5	$0.4	$0.8

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

During the six months ended June 30, 2014, we recorded approximately $8.8 million of net unrealized depreciation, of which $8.3 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $6.7 million is attributed to net unrealized depreciation on our debt investments which primarily related to $10.5 million of unrealized depreciation for collateral based impairments on seven portfolio companies. Additionally, approximately $14.6 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $8.3 million of net unrealized depreciation due to the exercise of our warrants in Box, Inc. to equity and $1.5 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain.

This unrealized depreciation was offset by approximately $13.0 million of net unrealized appreciation on our equity investments, including approximately $8.4 million of net unrealized appreciation due to the exercise of our warrants in Box, Inc. to equity.

Net unrealized depreciation increased by approximately $393,000 as a result of estimated taxes payable for the six months ended June 30, 2014.

Net unrealized depreciation further increased by approximately $155,000 as a result of reducing escrow receivables for the six months ended June 30, 2014 related to merger and acquisition transactions closed on former portfolio companies.

During the three months ended June 30, 2014, net unrealized depreciation increased by approximately $44,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement.

During the six months ended June 30, 2013, we recorded approximately $743,000 of net unrealized appreciation, of which $845,000 of net unrealized depreciation is from our debt, equity and warrant investments. Approximately $7.5 million is attributed to net unrealized appreciation on equity, of which approximately $164,000 is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $3.5 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $4.2 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $6.8 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $2.3 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. We recorded approximately $12.4 million of net unrealized depreciation on our debt investments, $5.6 million related to decreases in fair value adjustments made as a result of an increase in interest rates reflected in our current quarter effective yield.

For the six months ended June 30, 2013, net unrealized investment appreciation recognized by us was increased by approximately $98,000 as a result of depreciation during the six months ended June 30, 2013 of fair value on the pool of warrants collateralized under the warrant participation agreement.

The following table itemizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the six months ended June 30, 2014 and 2013 (unaudited).

	Six Months Ended June 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(10.5)	$(1.1)	$(2.5)	$(14.1)
Reversals of Prior Period Collateral based impairments	—	0.6	—	$0.6
Reversals due to Debt Payoffs & Warrant/Equity sales	(0.2)	(0.8)	(9.5)	(10.5)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	4.9	(0.3)	4.6
Level 3 Assets	4.0	9.4	(2.3)	11.1
Total Fair Value Market/Yield Adjustments	4.0	14.3	(2.6)	15.7
Total Unrealized Appreciation/(Depreciation)	$(6.7)	$13.0	$(14.6)	$(8.3)

	Six Months Ended June 30, 2013
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(6.9)	$—	$—	$(6.9)
Reversals due to Debt Payoffs & Warrant/Equity sales	0.2	3.4	(5.1)	(1.5)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	0.1	1.3	1.4
Level 3 Assets	(5.6)	4.0	7.8	6.2
Total Fair Value Market/Yield Adjustments	(5.6)	4.1	9.1	7.6
Total Unrealized Appreciation/(Depreciation)	$(12.3)	$7.5	$4.0	$(0.8)

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2014 and 2013, the net increase in net assets resulting from operations totaled approximately $13.2 million and approximately $20.9 million, respectively. For the six months ended June 30, 2014 and 2013, the net increase in net assets resulting from operations totaled approximately $35.4 million and approximately $37.6 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share was $0.21 and $0.20 for the three months ended June 30, 2014, whereas both the basic and fully diluted net change in net assets per common share for the three months ended June 30, 2013 was $0.34. The basic and fully diluted net change in net assets per common share was $0.57 and $0.55 for the six months ended June 30, 2014, whereas the basic and fully diluted net change in net assets per common share for the six months ended June 30, 2013 was $0.65 and $0.64, respectively.

For the purpose of calculating diluted earnings per share for three and six months ended June 30, 2014 and 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because our share price was greater than the conversion price in effect ($11.49 as of June 30, 2014 and $11.74 as of June 30, 2013, respectively) for the Convertible Senior Notes for such periods.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Wells Facility, Union Bank Facility (together the “Credit Facilities”), SBA debentures, Convertible Senior Notes, 2019 Notes, Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

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

During the three months ended June 30, 2014, we sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. We expect to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes. As of June 30, 2014, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

At June 30, 2014, we had $75.0 million of Convertible Senior Notes payable, $170.4 million of 2019 Notes, $46.5 million of Asset-Backed Notes and $190.2 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At June 30, 2014, we had $221.0 million in available liquidity, including $116.0 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $30.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts. See “Subsequent Events.”

At June 30, 2014, we had $112.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At June 30, 2014, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At June 30, 2014, we had approximately $3.5 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the six months ended June 30, 2014, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the six months ended June 30, 2014, our operating activities used $47.1 million of cash and cash equivalents, compared to $93.6 million used during the six months ended June 30, 2013. This $46.5 million decrease in cash used by operating activities resulted primarily from a decrease in purchases of investments of approximately $54.8 million. During the six months ended June 30, 2014, our investing activities provided $2.7 million of cash, compared to approximately $1.8 million used during the six months ended June 30, 2013. This $4.5 million increase in cash provided by investing activities was primarily due to a reduction of approximately $4.4 million in cash, classified as restricted cash, on assets that are securitized.

During the six months ended June 30, 2014, our financing activities used $108.0 million of cash, compared to $46.4 million provided during the six months ended June 30, 2013. This $154.4 million decrease in cash provided by financing activities was primarily due to a decrease in proceeds from issuance of common stock of $86.5 million and an increase in repayments of Asset-Backed Notes and Long-Term SBA Debentures of $24.0 million and $34.8 million, respectively during the six months ended June 30, 2014.

As of June 30, 2014, net assets totaled $658.9 million, with a net asset value per share of $10.42. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2014 our asset coverage ratio under our regulatory requirements as a business development company was 327.1%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 237.2% at June 30, 2014.

Outstanding Borrowings

At June 30, 2014 (unaudited) and December 31, 2013, we had the following available borrowings and outstanding amounts:

	June 30, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
Asset-Backed Notes	46,547	46,547	89,557	89,557
Convertible Senior Notes (3)	75,000	73,060	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	30,000	—	30,000	—
Total	$587,111	$480,171	$664,921	$557,440

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At June 30, 2014, the total available borrowings under the SBA was $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA was $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

(3)

Represents the aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $1.9 million at June 30, 2014 and $2.5 million at December 31, 2013.

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

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of June 30, 2014 (unaudited) and December 31, 2013 were as follows:

(in thousands)	June 30, 2014	December 31, 2013
Wells Facility	$164	$398
SBA Debenture	1,034	5,074
Convertible Debt	1,480	1,323
Asset Backed Notes	4,838	2,686
2019 Notes	4,364	5,319
	$11,880	$14,800

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of June 30, 2014, we had unfunded contractual commitments of approximately $229.3 million. Approximately $134.0 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $169.0 million of non-binding term sheets outstanding to nine new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing.  Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2014 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$480,171	$—	$46,547	$73,060	$360,564
Operating Lease Obligations (5)	6,955	1,525	3,006	1,563	861
Total	$487,126	$1,525	$49,553	$74,623	$361,425

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $46.5 million in aggregate principal amount of the Asset-Backed Notes and $73.1 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $75.0 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $1.9 million at June 30, 2014.

(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $396,000 and $783,000 during the three and six months ended June 30, 2014, respectively. There was approximately $276,000 and $605,000 recorded in the same periods ended June 30, 2013, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of June 30, 2014, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at June 30, 2014. As of June 30, 2014, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2014 we held investments in HT II in 41 companies with a fair value of approximately $94.0 million, accounting for approximately 9.5% of our total portfolio at June 30, 2014.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of June 30, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of June 30, 2014. As of June 30, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2014, we held investments in HT III in 39 companies with a fair value of approximately $236.8 million accounting for approximately 23.9% of our total portfolio at June 30, 2014.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $19.5 million and have average annual fully taxed net income not exceeding $6.5 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” enterprises as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through its wholly-owned subsidiaries HT II and HT III, we plan to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2014 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended June 30, 2014 for HT II was approximately $41.2 million with an average interest rate of approximately 4.25%. The average amount of debentures outstanding for the three months ended June 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.4%.  The average amount of debentures outstanding for the six-months ended June 30, 2014 for HT II was approximately $52.4 million with an average interest rate of approximately 4.9%. The average amount of debentures outstanding for the six-months ended June 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.4%.

As of June 30, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At June 30, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding as of June 30, 2014 (unaudited) and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

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

2019 Notes payable is comprised of:

	As of
(in thousands)	June 30, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

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

For the three and six months ended June 30, 2014 and 2013 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$2,981	$2,981	$5,963	$5,963
Amortization of debt issuance cost	242	242	482	482
Total interest expense and fees	$3,223	$3,223	$6,445	$6,445
Cash paid for interest expense and fees	$2,981	$2,965	$5,963	$5,963

As of June 30, 2014, we are in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

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

At June 30 2014 and December 31, 2013, the Asset Backed Notes had an outstanding principal balance of $46.5 million and $89.6 million, respectively.

Under the terms of the Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. We have segregated these funds and classified them as Restricted Cash. There was approximately $3.5 million and $6.3 million of Restricted Cash as of June 30, 2014 and December 31, 2013, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. As of June 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $73.1 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of June 30, 2014, the conversion rate was 87.0586 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.49 per share of common stock).  See “Subsequent Events.”

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

As of June 30, 2014 (unaudited) and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	As of June 30, 2014	As of December 31, 2013
Principal amount of debt	$75,000	$75,000
Original issue discount, net of accretion	(1,940)	(2,481)
Carrying value of Convertible Senior Notes	$73,060	$72,519

For the three and six months ended June 30, 2014 and 2013 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$1,125	$1,125	$2,250	$2,250
Accretion of original issue discount	271	271	541	541
Amortization of debt issuance cost	144	144	289	289
Total interest expense	$1,540	$1,540	$3,080	$3,080
Cash paid for interest expense	$2,250	$2,250	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for both the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

Borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.25% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three and six months ended June 30, 2014 and 2013, this non-use fee was approximately $95,000 and $189,000, respectively. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which is being amortized through the end of the term.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $362.0 million plus 90% of the cumulative amount of equity raised after June 30, 2012. In addition, the tangible net worth covenant will increase by 90 cents on the dollar for every dollar of equity capital that we subsequently raise. As of June 30, 2014, the minimum tangible net worth covenant has increased to $487.5 million as a result of our follow-on public offerings. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2014. See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

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

Borrowings under the Union Bank Facility will generally bear interest at a rate per annum equal to LIBOR plus 2.25% with a floor of 4.0%. The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and six months ended June 30, 2014, this non-use fee was approximately $13,000 and $51,000, respectively. For the three and six months ended June 30, 2013, this non-use fee was approximately $38,000 and $75,000, respectively. The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool. The Union Bank Facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The Union Bank Facility requires various financial and operating covenants. These covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $314.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after March 31, 2011. As of June 30, 2014, the minimum tangible net worth covenant has increased to $481.3 million as a result of follow-on public offerings. Union Bank Facility also provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at June 30, 2014.

The Union Bank Facility will expire as of August 15, 2014. We continue to explore potential financing arrangements with Union Bank that may be implemented following the expiration of the Union Bank Facility. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility and “Subsequent Events”.

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

During the six months ended June 30, 2014, we reduced our realized gain by approximately $78,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $44,000 as a result of year to date appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $414,000 as of June 30, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.7 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and March 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
			$9.68

*	Dividend paid in cash and stock.

On July 28, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on August 25, 2014 to shareholders of record as of August 18, 2014. This dividend represents our thirty-sixth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.68 per share.

Our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90 - 100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, our Board of Directors may choose to pay an additional special dividend, or fifth dividend, so that we may distribute approximately all of our annual taxable income in the year it was earned, or may elect to maintain the option to spill over our excess taxable income into the coming year for future dividend payments.

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

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest arrangements or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non- cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

At June 30, 2014, approximately 86.2% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(3) the Audit Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio company as provided by the investment committee, which incorporates the results of the independent valuation firm as appropriate.

(4) the Board of Directors, upon the recommendation of the Audit Committee, discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$128,946	Originated Within 6 Months	Origination Yield	9.79% - 18.99%	13.54%
	181,608	Market Comparable Companies	Hypothetical Market Yield	10.27% - 15.53%	13.32%
			Premium/(Discount)	(1.00%) - 0.50%
Medical Devices	29,099	Originated Within 6 Months	Origination Yield	11.46% - 15.83%	14.12%
	74,460	Market Comparable Companies	Hypothetical Market Yield	12.74% - 19.70%	15.09%
			Premium/(Discount)	(1.00%) - 1.00%
	4,442	Liquidation(c)	Probability weighting of alternative outcomes	30.00% - 70.00%
Technology	72,533	Originated Within 6 Months	Origination Yield	9.28% - 15.95%	14.01%
	97,838	Market Comparable Companies	Hypothetical Market Yield	8.00% - 20.41%	14.56%
			Premium/(Discount)	(0.50%) - 0.50%
	118	Liquidation(c)	Probability weighting of alternative outcomes	0.00% - 100.00%
Energy Technology	45,168	Originated Within 6 Months	Origination Yield	11.64% - 17.29%	12.70%
	88,836	Market Comparable Companies	Hypothetical Market Yield	13.25% - 27.39%	16.00%
			Premium/(Discount)	(0.50%) - 2.50%
	6,330	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 80.00%
Lower Middle Market	115,611	Market Comparable Companies	Adjusted SMi Leveraged Loan Indices	7.35% - 15.32%	13.35%
			Premium/(Discount)	0.00% - 1.50%
	7,380	Liquidation(c)	Probability weighting of alternative outcomes	50.00%

		Debt Investments Where Fair Value Approximates Cost
	30,687	Imminent Payoffs
	14,974	Debt Investments Maturing in Less than One Year
	$898,030	Total Level Three Debt Investments

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
(c)

The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes. The probability weighting of alternative outcomes is the probability assigned to different possible outcomes for our investment.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (c)
Pharmaceuticals	$25,811	Originated Within 6 Months	Origination Yield	12.56% - 14.53%	13.36%
	250,607	Market Comparable Companies	Hypothetical Market Yield	13.83% - 15.47%	14.13%
			Premium/(Discount)	(1.00%) - 0.00%
Medical Devices	46,900	Originated Within 6 Months	Origination Yield	13.54% - 17.37%	14.87%
	34,723	Market Comparable Companies	Hypothetical Market Yield	14.32% - 17.37%	15.23%
			Premium/(Discount)	(1.00%) - 1.00%
Technology	18,796	Originated Within 6 Months	Origination Yield	10.62% - 15.97%	14.26%
	98,290	Market Comparable Companies	Hypothetical Market Yield	14.72% - 21.08%	15.48%
			Premium/(Discount)	0.00% - 1.00%
	1,643	Liquidation	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology	32,597	Originated Within 6 Months	Origination Yield	14.68% - 15.87%	15.17%
	108,238	Market Comparable Companies	Hypothetical Market Yield	15.37%	15.37%
			Premium/(Discount)	(0.50%) - 1.50%
Lower Middle Market	121,347	Market Comparable Companies	Hypothetical Market Yield	14.83% - 19.73%	16.12%
			Premium/(Discount)	0.00% - 1.00%
	31,818	Broker Quote (b)	Price Quotes	99.50% - 100.25% of par
			Par Value	$2.0 - $22.5 million
	12,576	Liquidation	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par
	$821,988	Total Level Three Debt Investments

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

(b)	A broker quote valuation technique was used to derive the fair value of debt investments which are part of a syndicated facility.
(c)	The weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
Equity Investments	$11,079	Market Comparable Companies	EBITDA Multiple (b)	5.1x - 23.1x
			Revenue Multiple (b)	0.9x - 4.1x
			Discount for Lack of Marketability (c)	10.8% - 33.3%
			Average Industry Volatility (d)	43.5% - 100.8%
			Risk-Free Interest Rate	0.1% - 0.8%
			Estimated Time to Exit (in months)	12 - 36
	38,128	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	40.2% - 84.3%
			Risk-Free Interest Rate	0.0% - 1.1%
			Estimated Time to Exit (in months)	2 - 45
Warrant Investments	10,135	Market Comparable Companies	EBITDA Multiple (b)	3.2x - 42.8x
			Revenue Multiple (b)	0.4x - 7.5x
			Discount for Lack of Marketability (c)	12.3% - 34.4%
			Average Industry Volatility (d)	39.6% - 118.3%
			Risk-Free Interest Rate	0.1% - 1.2%
			Estimated Time to Exit (in months)	12 - 48
	6,748	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.9% - 95.4%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	9 - 48
Total Level Three Warrant and Equity Investments	$66,090

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

(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple (b)	8.6x - 17.7x
			Revenue Multiple (b)	0.7x - 13.8x
			Discount for Lack of Marketability (c)	9.1% - 23.6%
			Average Industry Volatility (d)	43.4% - 110.7%
			Risk-Free Interest Rate	0.1% - 0.4%
			Estimated Time to Exit (in months)	6 - 30
	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	45.6% - 109.7%
			Risk-Free Interest Rate	0.1% - 0.9%
			Estimated Time to Exit (in months)	6 - 42
	18,127	Other	Average Industry Volatility (d)	44.0%
			Risk-Free Interest Rate	0.1%
			Estimated Time to Exit (in months)	12
Warrant Investments	10,200	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 51.4x
			Revenue Multiple (b)	0.5x - 13.8x
			Discount for Lack of Marketability (c)	6.4% - 36.0%
			Average Industry Volatility (d)	21.3% - 110.7%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	6 - 48
	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	35.7% - 109.9%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	3 - 48
	9,595	Other	Average Industry Volatility (d)	44.0% - 56.9%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	12 - 48
Total Level Three Warrant and Equity Investments	$66,368

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

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At June 30, 2014, we had three debt investments on non-accrual with a cumulative cost and approximate fair value of $23.6 million and $7.4 million, respectively, compared to two debt investments on non-accrual at December 31, 2013 a cumulative cost and approximate fair market value of $23.3 million and $12.6 million, respectively.

Paid-In-Kind and End of Term Income

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $872,000 and $1.7 million in PIK income in the three and six months ended June 30, 2014, respectively. We recorded approximately $983,000 and $1.8 million in PIK income in the three and six months ended June 30, 2013, respectively.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services - Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so we have concluded that there is no impact from adopting this standard on our statement of assets and liabilities or results of operations. We have adopted this standard for our fiscal year ending December 31, 2014.

Subsequent Events

Dividend Declaration

On July 28, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on August 25, 2014 to shareholders of record as of August 18, 2014. This dividend represents our thirty-sixth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.68 per share.

Appointment of Chief Operating Officer

Effective July 8, 2014, the Company’s Board of Directors appointed Harry A. Feuerstein as the Company’s Chief Operating Officer. Mr. Feuerstein, age 52, joined the Company in July 2014. Mr. Feuerstein previously served as president and as a board member of Merryck & Co., Americas, and also served as an Operating Executive of Morgan Joseph Tri Artisan and as a Managing Director of W2 GreenTech. Prior to such roles, Mr. Feuerstein held several executive-level positions at Siemens USA, including as CEO of Siemens Government Inc., with experience in energy, technology and healthcare matters. Mr. Feuerstein is also the former CEO of a subsidiary of Trizechahn Corporation and was a partner at National Capital Companies and its related broker dealer. Mr. Feuerstein received his BA from Washington and Lee University, and he received an MBA from Hofstra University.

Appointment of Director

On July 8, 2014, our Board of Directors elected Mr. Thomas Fallon as a director of the Company. In connection with his election, the Board of Directors increased the size of the Board of Directors to four directors. There are no arrangements or understandings between Mr. Fallon and any other persons pursuant to which Mr. Fallon was elected as a director of the Company. Mr. Fallon will be entitled to applicable retainer and meeting fees and an option award pursuant to the Company’s director compensation arrangements, under terms consistent with those previously disclosed by the Company. Mr. Fallon also will be entitled to enter into an indemnification agreement with the Company.

Mr. Fallon joined the Company as a Director in 2014 and will hold office for a term expiring in 2015. Mr. Fallon has served as Chief Executive Officer of Infinera Corporation since June 2013 and as a member of Infinera’s board of directors since July 2009. From January 2010 to June 2013, Mr. Fallon served as Infinera’s President and Chief Executive Officer, and Mr. Fallon served as Infinera’s Chief Operating Officer from October 2006 to December 2009, and as its Vice President of Engineering and Operations from April 2004 to September 2006. From August 2003 to March 2004, Mr. Fallon was Vice President, Corporate Quality and Development Operations of Cisco Systems, Inc., a networking and telecommunications company. From May 2001 to August 2003, Mr. Fallon served as General Manager of Cisco Systems’ Optical Transport Business Unit. Mr. Fallon holds a B.S.M.E. and M.B.A. from the University of Texas at Austin, and is currently a member of the Engineering Advisory Board of the University of Texas at Austin.

Liquidity and Capital Resources

6.25% Notes Due 2024

On July 14, 2014, we and U.S. Bank, N.A. (the “Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Indenture (the “Indenture”) between us and the Trustee, dated July 14, 2014, relating to our issuance, offer and sale of $100.0 million aggregate principal amount of 6.25% senior notes due 2024 (the “2024 Notes”). The sale of the 2024 Notes generated net proceeds of approximately $97.0 million.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at our option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014.

The 2024 Notes will be our direct unsecured obligations and will rank: (i) pari passu with the our other outstanding and future senior unsecured indebtedness, including without limitation, the $73.1 million 6.00% Convertible Senior Notes due 2016 (the “Convertible Senior Notes”); the approximately $84.5 million 7.00% Senior Notes due April 30, 2019 (the “April 2019 Notes”); the approximately $85.9 million 7.00% Senior Notes due September 30, 2019 (the “September 2019 Notes” and together with the April 2019 Notes, the “2019 Notes”) and the approximately $46.5 million fixed-rate asset-backed notes (the “Asset-Backed Notes”); (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of HT II and HT III and any borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

The Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the Third Supplemental Indenture. The Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The 2024 Notes were sold pursuant to an underwriting agreement dated July 14, 2014 among us and Keefe, Bruyette & Woods, Inc., Jefferies LLC and RBC Capital Markets, LLC acting as representatives of the several underwriters named in the underwriting agreement. We granted the underwriters an option to purchase up to an additional $4.6 million in total aggregate principal amount of the 2024 Notes to cover over-allotments, if any. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes.

We expect to use the net proceeds from this offering to fund investments in debt and equity securities in accordance with our investment objective and for other general corporate purposes. We may also use the net proceeds from this offering to fund the conversion of any of our Convertible Senior Notes which holders may elect to convert. The transaction closed on July 14, 2014.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes, or the Convertible Senior Notes, due 2016. As of June 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $73.1 million.

The Convertible Senior Notes are convertible into shares of our common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.49 per share of common stock, in each case subject to adjustment in certain circumstances. Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continue to be convertible through September 30, 2014.

On July 14, 2014 and July 15, 2014, approximately $33.9 million of the Convertible Senior Notes converted, and on August 5, 2014 and August 6, 2014 these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 921,000 shares of the Company’s common stock. An additional approximately $8,000 of the Convertible Senior Notes converted on August 6, 2014 and will be settled in August 2014.

Amendment to Union Bank Facility

On July 8, 2014 we entered into an amendment to the Union Bank Facility which permitted us to issue additional senior notes relating to our offer and sale of $100.0 million aggregate principal amount of 6.25% senior notes due 2024 (the “2024 Notes”). Pursuant to the terms of the amendment, we are permitted to increase our unsecured indebtedness by an aggregate original principle amount not to exceed $275.0 million incurred after March 30, 2012 in one or more instances, provided certain conditions are satisfied for each issuance.

Closed and Pending Commitments

As of August 4, 2014, Hercules has:

a.	Closed commitments of approximately $47.7 million to new and existing portfolio companies, and funded approximately $14.2 million since the close of the second quarter of 2014.

b.	Pending commitments (signed non-binding term sheets) of approximately $134.6 million. The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1 - June 30, 2014 Closed Commitments	$392.7
Q3-14 Closed Commitments (as of August 4, 2014)	$47.7
Total Year-to-date 2014 Closed Commitments (a)	$440.4
Pending Commitments (as of August 4, 2014)(b)	$134.6
Year to date 2014 Closed and Pending Commitments	$575.0

Notes:

a.

Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of June 30, 2014, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc., Good Technology, Inc., Zosano, Inc., and one company which filed confidentially under the JOBS Act. In addition, subsequent to June 30, 2014 the following portfolio companies announced M&A transactions:

1.

In July 2014, our portfolio company Transcept Pharmaceuticals, Inc. (Nasdaq: TSPT) and our portfolio company Paratek Pharmaceuticals, Inc. entered into a definitive merger agreement under which the stockholders of Paratek will become the majority owners of Transcept and the operations of Transcept and Paratek will be combined.

2.

In August 2014, one Hercules portfolio company was acquired.  This liquidity event represents a net gain of approximately $1.6 million, an internal rate of return of approximately 18.5 percent (excluding proceeds in escrow), and a gross multiple of approximately 3.0x on Hercules total investment in this portfolio company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2014, approximately 98.1% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates, or variable rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change(1)	Income	Expense	Income
100	$5,987	$—	$5,987
200	$12,145	$—	$12,145
300	$21,482	$—	$21,482
400	$30,680	$—	$30,680
500	$39,132	$—	$39,132

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six-month period ended June 30, 2014, we did not engage in interest rate hedging activities.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes and Asset-Backed Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2014 that represent greater than 5% of our net assets:

	June 30, 2014
(in thousands)	Fair Value	Percentage of Net Assets
Merrimack Pharmaceuticals, Inc.	$45,741	6.9%

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

During the six month period ended June 30, 2014, we issued approximately 45,000 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $664,000.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)
Dated: August 7, 2014	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 7, 2014	/S/ JESSICA BARON
Jessica Baron
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.