Form 10-Q
period 2014-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2014-11-06
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

On November 3, 2014, there were 64,199,024 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2014	December 31, 2013
Assets
Investments:
Non-control/Non-affiliate investments (cost of $996,338 and $891,059, respectively)	$990,068	$899,314
Affiliate investments (cost of $15,959 and $15,238, respectively)	8,845	10,981
Total investments, at value (cost of $1,012,297 and $906,297, respectively)	998,913	910,295
Cash and cash equivalents	158,627	268,368
Restricted cash	2,096	6,271
Interest receivable	9,146	8,962
Other assets	30,556	27,819
Total assets	$1,199,338	$1,221,715

Liabilities
Accounts payable and accrued liabilities	$11,613	$14,268
Long-term Liabilities (Convertible Senior Notes)	40,012	72,519
Asset-Backed Notes	27,951	89,557
2019 Notes	170,364	170,364
2024 Notes	103,000	—
Long-term SBA Debentures	190,200	225,000
Total liabilities	$543,140	$571,708
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	65	62
Capital in excess of par value	670,711	656,594
Unrealized appreciation (depreciation) on investments	(14,706)	3,598
Accumulated realized losses on investments	(2,233)	(15,240)
Undistributed net investment income	2,361	4,993
Total net assets	$656,198	$650,007
Total liabilities and net assets	$1,199,338	$1,221,715
Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	64,182	61,837
Net asset value per share	$10.22	$10.51

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

(Dollars in thousands)	September 30, 2014	December 31, 2013
ASSETS
Restricted Cash	$2,096	$6,271
Total investments, at value (cost of $87,405 and $166,513, respectively)	85,233	165,445
Total assets	$87,329	$171,716

LIABILITIES
Asset-Backed Notes	$27,951	$89,557
Total liabilities	$27,951	$89,557

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income
Non-Control/Non-Affiliate investments	$33,210	$35,623	$92,975	$93,722
Affiliate investments	130	561	1,747	1,684
Total interest income	33,340	36,184	94,722	95,406
Fees
Non-Control/Non-Affiliate investments	3,671	4,832	12,037	11,088
Affiliate investments	8	5	30	9
Total fees	3,679	4,837	12,067	11,097
Total investment income	37,019	41,021	106,789	106,503
Operating expenses:
Interest	6,495	7,587	20,177	22,788
Loan fees	1,364	1,072	4,531	3,341
General and administrative	2,397	2,176	6,984	6,831
Employee Compensation:
Compensation and benefits	3,922	7,030	11,375	14,992
Stock-based compensation	2,823	1,596	6,849	4,349
Total employee compensation	6,745	8,626	18,224	19,341
Total operating expenses	17,001	19,461	49,916	52,301
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	(1,023)	—	(1,023)	—
Net investment income	18,995	21,560	55,850	54,202
Net realized gain on investments
Non-Control/Non-Affiliate investments	5,664	7,125	13,007	11,309
Total net realized gain on investments	5,664	7,125	13,007	11,309
Net increase in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	(10,029)	9,288	(15,447)	10,506
Affiliate investments	547	(992)	(2,857)	(1,468)
Total net unrealized appreciation (depreciation) on investments	(9,482)	8,296	(18,304)	9,038
Total net realized and unrealized gain (loss)	(3,818)	15,421	(5,297)	20,347
Net increase in net assets resulting from operations	$15,177	$36,981	$50,553	$74,549
Net investment income before investment gains and losses per common share:
Basic	$0.30	$0.35	$0.89	$0.91
Change in net assets per common share:
Basic	$0.24	$0.61	$0.80	$1.26
Diluted	$0.23	$0.59	$0.78	$1.23
Weighted average shares outstanding
Basic	62,356	60,522	61,444	58,206
Diluted	63,779	60,750	63,554	58,396
Dividends declared per common share:
Basic	$0.31	$0.31	$0.93	$0.86

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						net investment
						income/
				Unrealized	Accumulated	(Distributions	Provision for
			Capital in	Appreciation	Realized	in excess of	Income Taxes
	Common Stock		excess	(Depreciation)	Gains (Losses)	investment	on Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	income)	Gains	Assets
Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968
Net increase in net assets resulting from operations	—	—	—	9,038	11,309	54,202	—	74,549
Issuance of common stock	1,337	1	16,542	—	—	—	—	16,543
Issuance of common stock under restricted stock plan	472	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	142	—	1,923	—	—	—	—	1,923
Retired shares from net issuance	(1,170)	(1)	(18,259)	—	—	—	—	(18,260)
Public offering	8,050	8	95,529	—	—	—	—	95,537
Dividends declared	—	—	—	—	—	(47,292)	—	(47,292)
Stock-based compensation	—	—	4,408	—	—	—	—	4,408
Balance at September 30, 2013	61,756	$62	$664,650	$1,091	$(25,607)	$3,522	$(342)	$643,376

Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase (decrease) in net assets resulting from operations	—	—	—	(18,304)	13,007	55,850	—	50,553
Issuance of common stock	256	—	2,873	—	—	—	—	2,873
Issuance of common stock under restricted stock plan	632	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	76	—	1,152	—	—	—	—	1,152
Retired shares from net issuance	(193)	—	(5,992)	—	—	—	—	(5,992)
Public offering	1,574	2	9,180	—	—	—	—	9,182
Dividends declared	—	—	—	—	—	(58,482)	—	(58,482)
Stock-based compensation	—	—	6,905	—	—	—	—	6,905
Balance at September 30, 2014	64,182	$65	$670,711	$(14,706)	$(2,233)	$2,703	$(342)	$656,198

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net increase in net assets resulting from operations	$50,553	$74,549
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(415,399)	(411,515)
Principal payments received on investments	316,543	336,438
Proceeds from the sale of investments	17,977	29,459
Net unrealized depreciation (appreciation) on investments	18,304	(9,038)
Net realized gain on investments	(13,007)	(11,309)
Accretion of paid-in-kind principal	(1,990)	(2,269)
Accretion of loan discounts	(7,690)	(4,556)
Accretion of loan discount on Convertible Senior Notes	738	812
Loss on conversion of Convertible Senior Notes	1,023	—
Accretion of loan exit fees	(754)	(10,031)
Change in deferred loan origination revenue	(616)	2,540
Unearned fees related to unfunded commitments	(7,789)	(364)
Amortization of debt fees and issuance costs	4,131	2,918
Depreciation	161	162
Stock-based compensation and amortization of restricted stock grants	6,905	4,408
Change in operating assets and liabilities:
Interest and fees receivable	(184)	(641)
Prepaid expenses and other assets	59	570
Accounts payable	1,126	(63)
Accrued liabilities	(4,203)	2,588

Net cash provided by (used in) operating activities	(34,112)	4,658
Cash flows from investing activities:
Purchases of capital equipment	(94)	(240)
Reduction of (investment in) restricted cash	4,175	(3,632)
Other long-term assets	—	(30)

Net cash provided by (used in) investing activities	4,081	(3,902)
Cash flows from financing activities:
Proceeds from issuance (repurchase of employee shares due to restricted stock vesting) of common stock, net	6,734	93,443
Dividends paid	(57,330)	(45,368)
Issuance of 2024 Notes, net	99,655	—
Repayments of Asset-Backed Notes	(61,606)	(26,832)
Repayments of Long-Term SBA Debentures	(34,800)	—
Cash paid for redemption of Convertible Senior Notes	(31,577)	—
Fees paid for credit facilities and debentures	(786)	—

Net cash provided by (used in) financing activities	(79,710)	21,243

Net decrease in cash and cash equivalents	(109,741)	21,999
Cash and cash equivalents at beginning of period	268,368	182,994

Cash and cash equivalents at end of period	$158,627	$204,993
Supplemental non-cash investing and financing activities:
Dividends Reinvested	$1,152	$1,923
Paid-in-Kind Principal	$1,990	$2,269

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Labcyte, Inc. (11)(13)(14)	Biotechnology Tools	Senior Secured	June 2016	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,104	$3,252	$3,262
Subtotal: 1-5 Years Maturity						3,252	3,262
Subtotal: Biotechnology Tools (0.50%)*						3,252	3,262
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc. (11)(13)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$9,296	9,454	9,331
SkyCross, Inc. (13)(14)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 9.70%	$7,500	7,278	7,440
	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$14,500	14,050	14,362
Total SkyCross, Inc.					$22,000	21,328	21,802
Spring Mobile Solutions, Inc. (13)	Communications & Networking	Senior Secured	November 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$18,840	18,886	19,075
Subtotal: 1-5 Years Maturity						49,668	50,208
Subtotal: Communications & Networking (7.65%)*						49,668	50,208
Consumer & Business Products
1-5 Years Maturity
Fluc, Inc. (9)	Consumer & Business Products	Convertible Senior Note	March 2017	Interest rate FIXED 4.00%	$100	100	100
Pong Research Corporation (13)(14)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,000	4,872	4,872
The Neat Company (12)(13)(14)	Consumer & Business Products	Senior Secured	September 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, PIK Interest 1.00%	$20,010	19,221	19,221
Subtotal: 1-5 Years Maturity						24,193	24,193
Subtotal: Consumer & Business Products (3.69%)*						24,193	24,193
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (3)(10)(13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$25,000	24,643	24,791
BIND Therapeutics, Inc. (3)(13)(14)	Drug Delivery	Senior Secured	September 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$3,694	3,736	3,638
Celator Pharmaceuticals, Inc. (3)(13)	Drug Delivery	Senior Secured	December 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$10,000	9,865	9,865
Celsion Corporation (3)(13)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$10,000	9,763	9,966
Dance Biopharm, Inc. (13)(14)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$4,000	3,935	3,965
Edge Therapeutics, Inc. (13)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 5.95% or Floor rate of 10.45%	$3,000	2,846	2,846
Neos Therapeutics, Inc. (13)(14)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$5,000	4,881	4,881
	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$10,000	10,000	9,689
Total Neos Therapeutics, Inc.					$15,000	14,881	14,570
Zosano Pharma, Inc. (13)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 6.80% or Floor rate of 12.05%	$4,000	3,857	3,857
Subtotal: 1-5 Years Maturity						73,526	73,498
Under 1 Year Maturity
Revance Therapeutics, Inc. (3)(13)	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$410	445	445
	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$4,096	4,439	4,439
Total Revance Therapeutics, Inc.					$4,506	4,884	4,884
Subtotal: Under 1 Year Maturity						4,884	4,884
Subtotal: Drug Delivery (11.94%)*						78,410	78,382

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
1-5 Years Maturity
ADMA Biologics, Inc. (3)(12)(13)	Drug Discovery & Development	Senior Secured	June 2017	Interest rate PRIME + 3.00% or Floor rate of 8.75%, PIK Interest of 1.95%	$10,103	$9,961	$10,026
Anacor Pharmaceuticals, Inc. (14)	Drug Discovery & Development	Senior Secured	July 2017	Interst rate PRIME + 6.40% or Floor rate of 11.65%	$30,000	29,316	29,916
Aveo Pharmaceuticals, Inc. (3)(10)(11)(13)(14)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 11.90% or Floor rate of 11.90%	$10,000	9,688	9,688
Celladon Corporation (3)(13)(14)	Drug Discovery & Development	Senior Secured	February 2018	Interest rate PRIME + 3.00% or Floor rate of 8.25%	$10,000	9,939	9,939
Cempra, Inc. (3)(13)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$18,000	18,010	18,010
Cerecor Inc. (13)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$7,500	7,337	7,337
Cleveland BioLabs, Inc. (3)(13)(14)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate PRIME + 6.20% or Floor rate of 10.45%	$2,000	2,000	2,040
Concert Pharmaceuticals, Inc. (3)(4)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$9,218	9,162	9,254
CTI BioPharma Corp. (pka Cell Therapeutics, Inc.) (11)(13)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 9.00% or Floor rate 12.25%	$15,000	14,962	15,332
Insmed, Incorporated (11)(13)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$20,000	19,871	20,071
Neothetics, Inc. (pka Lithera, Inc) (13)(14)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$4,000	3,909	3,909
Merrimack Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Senior Secured	November 2016	Interest rate PRIME + 5.30% or Floor rate of 10.55%	$40,000	40,516	40,599
Neuralstem, Inc. (9)(13)(14)	Drug Discovery & Development	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,834	5,904	6,138
uniQure B.V. (3)(5)(10)(13)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%	$20,000	19,826	19,826
Subtotal: 1-5 Years Maturity						200,401	202,085
Under 1 Year Maturity
Aveo Pharmaceuticals, Inc. (3)(10)(11)(13)(14)	Drug Discovery & Development	Senior Secured	September 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$11,611	11,611	11,611
Subtotal: Under 1 Year Maturity						11,611	11,611
Subtotal: Drug Discovery & Development (32.57%)*						212,012	213,696
Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc. (8)(12)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate LIBOR + 8.75% or Floor rate of 12.00%, PIK Interest of 4.00%	$267	180	—
Subtotal: 1-5 Years Maturity						180	—
Subtotal: Electronics & Computer Hardware (0.00%)*						180	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Energy Technology
1-5 Years Maturity
Agrivida, Inc. (14)	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,468	$5,518	$2,992
American Superconductor Corporation (3)(11)(13)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$8,667	8,763	8,741
Amyris, Inc. (10)(13)	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.5%	$25,000	25,000	25,000
	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,000	5,000	5,000
Total Amyris, Inc.					$30,000	30,000	30,000
BioAmber, Inc. (5)(10)(13)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$22,153	23,573	23,290
Enphase Energy, Inc. (13)	Energy Technology	Senior Secured	August 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,861	5,956	6,001
Fluidic, Inc. (13)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$4,347	4,386	4,370
Polyera Corporation (13)(14)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,214	4,346	4,369
TAS Energy, Inc. (13)	Energy Technology	Senior Secured	December 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$8,506	8,674	8,608
Subtotal: 1-5 Years Maturity						91,216	88,371
Under 1 Year Maturity
American Superconductor Corporation (3)(11)(13)	Energy Technology	Senior Secured	December 2014	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$1,154	1,648	1,648
Glori Energy, Inc. (3)(11)(13)	Energy Technology	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,667	2,908	2,908
Scifiniti (pka Integrated Photovoltaics, Inc.) (14)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$549	546	546
Stion Corporation (4)(6)(13)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$3,379	3,415	2,501
Subtotal: Under 1 Year Maturity						8,517	7,603
Subtotal: Energy Technology (14.63%)*						99,733	95,974
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation (3)(13)(14)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 6.10% or Floor rate of 9.35%	$2,500	2,387	2,387
InstaMed Communications, LLC (13)(14)	Healthcare Services, Other	Senior Secured	December 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$2,736	2,805	2,825
MDEverywhere, Inc. (13)	Healthcare Services, Other	Senior Secured	June 2017	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$2,383	2,375	2,266
Subtotal: 1-5 Years Maturity						7,567	7,478
Subtotal: Healthcare Services, Other (1.14%)*						7,567	7,478
Information Services
1-5 Years Maturity
InXpo, Inc. (13)(14)	Information Services	Senior Secured	July 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,057	2,056	2,064
Womensforum.com (11)(12)	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 6.50% or Floor rate of 9.25%	$6,200	6,128	5,739
	Information Services	Senior Secured	October 2016	Interest rate LIBOR + 7.50% or Floor rate of 10.25%, PIK Interest 2.00%	$4,678	4,624	4,342
Total Womensforum.com					$10,878	10,752	10,081
Subtotal: 1-5 Years Maturity						12,808	12,145
Under 1 Year Maturity
Eccentex Corporation (11)(13)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$322	334	161
Womensforum.com (11)(12)	Information Services	Senior Secured	April 2015	Interest rate LIBOR + 6.50% or Floor rate of 9.00%	$1,250	1,241	1,162
Subtotal: Under 1 Year Maturity						1,575	1,323
Subtotal: Information Services (2.05%)*						14,383	13,468

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Internet Consumer & Business Services
1-5 Years Maturity
CashStar, Inc. (12)(14)	Internet Consumer & Business Services	Senior Secured	June 2016	Interest rate PRIME + 6.25% or Floor rate 10.50%, PIK Interest 1.00%	$7,120	$7,008	$7,074
Education Dynamics, LLC (12)(14)	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate LIBOR + 12.5% or Floor rate 12.50%, PIK Interest 1.50%	$20,513	20,493	20,593
Gazelle, Inc. (12)(14)	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$13,625	13,410	13,410
Just Fabulous, Inc. (4)(13)	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$15,000	14,300	14,600
LightSpeed Retail, Inc. (5)(10)	Internet Consumer & Business Services	Senior Secured	May 2018	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,000	1,984	1,984
Reply! Inc. (11)(12)(13)	Internet Consumer & Business Services	Senior Secured	February 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 2.00%	$2,939	2,825	2,883
Tapjoy, Inc. (13)	Internet Consumer & Business Services	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,000	2,908	2,908
Vaultlogix, LLC (12)(13)(14)	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate LIBOR + 8.50% or Floor rate of 10.00%, PIK interest 2.50%	$8,102	8,090	8,090
WaveMarket, Inc. (11)(13)	Internet Consumer & Business Services	Senior Secured	September 2016	Interest rate PRIME + 5.75% or Floor rate of 9.50%	$8,195	8,172	8,253
	Internet Consumer & Business Services	Senior Secured	March 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$331	334	343
Total WaveMarket, Inc.					$8,526	8,506	8,596
Subtotal: 1-5 Years Maturity						79,524	80,138
Under 1 Year Maturity
NetPlenish (8)(9)(14)	Internet Consumer & Business Services	Convertible Senior Note	April 2015	Interest rate FIXED 10.00%	$92	92	—
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate FIXED 10.00%	$381	373	—
Total NetPlenish					$473	465	—
Reply! Inc. (11)(12)(13)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 6.88% or Floor rate of 10.13%, PIK Interest 2.00%	$8,423	8,496	8,581
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 7.25% or Floor rate of 11.00%, PIK Interest 2.00%	$1,857	1,911	1,931
Total Reply! Inc.					$10,280	10,407	10,512
Tectura Corporation (8)(12)	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,468	1,990
	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$9,070	9,070	2,791
	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	173
	Internet Consumer & Business Services	Senior Secured	N/A	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	1,539
Total Tectura Corporation					$21,101	21,101	6,493
Vaultlogix, LLC (12)(13)(14)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate LIBOR + 7.00% or Floor rate of 8.50%	$5,740	5,876	5,876
Subtotal: Under 1 Year Maturity						37,849	22,881
Subtotal: Internet Consumer & Business Services (15.70%)*						117,373	103,019

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Media/Content/Info
1-5 Years Maturity
Rhapsody International, Inc. (12)(14)	Media/Content/Info	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 9.00%, PIK interest of 1.50%	$20,129	$19,618	$19,612
Zoom Media Group, Inc. (12)	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 3.75%	$2,979	2,911	2,925
Subtotal: 1-5 Years Maturity						22,529	22,537
Under 1 Year Maturity
Zoom Media Group, Inc. (12)	Media/Content/Info	Senior Secured	December 2014	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,500	4,474	4,474
Subtotal: Under 1 Year Maturity						4,474	4,474
Subtotal: Media/Content/Info (4.12%)*						27,003	27,011
Medical Devices & Equipment
1-5 Years Maturity
Amedica Corporation (3)(9)(13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$20,000	19,501	19,783
Avedro, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	December 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$7,500	7,183	7,183
Baxano Surgical, Inc. (3)(13)	Medical Devices & Equipment	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 12.50%	$7,500	7,405	4,925
Gamma Medica, Inc. (13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$4,000	3,840	3,840
Home Dialysis Plus, Inc. (4)(13)	Medical Devices & Equipment	Senior Secured	October 2017	Interest rate PRIME + 4.35% or Floor rate of 9.60%	$15,000	14,732	14,732
InspireMD, Inc. (3)(5)(10)(13)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$9,710	9,694	9,653
Medrobotics Corporation (13)(14)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$3,170	3,223	3,217
NetBio, Inc.	Medical Devices & Equipment	Senior Secured	August 2017	Interest rate PRIME + 5.00% or Floor rate of 11.00%	$5,000	4,796	4,878
NinePoint Medical, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$3,941	4,026	4,013
Quanterix Corporation (13)	Medical Devices & Equipment	Senior Secured	November 2017	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$5,000	4,895	4,895
SonaCare Medical, LLC (pka US HIFU, LLC) (11)(13)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$4,167	4,402	4,315
SynergEyes, Inc. (13)(14)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	4,982	4,982
United Orthopedic Group, Inc. (13)	Medical Devices & Equipment	Senior Secured	July 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$24,288	24,334	24,577
ViewRay, Inc. (12)(14)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$15,163	14,807	14,603
Subtotal: 1-5 Years Maturity						127,820	125,596
Under 1 Year Maturity
Home Dialysis Plus, Inc. (4)(13)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate FIXED 8.00%	$500	500	500
Oraya Therapeutics, Inc. (11)(12)(13)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%, PIK Interest of 1.00%	$6,159	6,120	4,443
Subtotal: Under 1 Year Maturity						6,620	4,943
Subtotal: Medical Devices & Equipment (19.89%)*						134,440	130,539
Semiconductors
1-5 Years Maturity
Avnera Corporation (13)	Semiconductors	Senior Secured	April 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$5,000	4,963	4,991
Subtotal: 1-5 Years Maturity						4,963	4,991
Under 1 Year Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$341	341	341
Subtotal: Under 1 Year Maturity						341	341
Subtotal: Semiconductors (0.81%)*						5,304	5,332

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
1-5 Years Maturity
CareCloud Corporation (13)(14)	Software	Senior Secured	July 2017	Interest rate PRIME + 5.50% or Floor rate of 8.75%	$10,000	$9,792	$9,792
Clickfox, Inc. (13)(14)	Software	Senior Secured	September 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$6,000	5,981	5,981
Knowledge Adventure, Inc. (13)(14)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$11,750	11,712	11,770
Mobile Posse, Inc. (13)(14)	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$3,274	3,241	3,274
Neos Geosolutions, Inc. (13)(14)	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%	$2,707	2,811	2,829
Poplicus, Inc. (13)(14)	Software	Senior Secured	June 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$1,500	1,493	1,493
Soasta, Inc. (13)(14)	Software	Senior Secured	February 2018	Interest rate PRIME + 4.75% or Floor rate of 8.00%	$15,000	14,289	14,289
	Software	Senior Secured	February 2018	Interest rate PRIME + 2.25% or Floor rate of 5.50%	$3,500	3,334	3,334
Total Soasta, Inc.					$18,500	17,623	17,623
Sonian, Inc. (13)(14)	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,500	5,421	5,427
StartApp, Inc. (13)	Software	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$2,981	3,046	3,038
Touchcommerce, Inc. (14)	Software	Senior Secured	June 2017	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$5,000	4,692	4,742
Subtotal: 1-5 Years Maturity						65,812	65,969
Under 1 Year Maturity
Clickfox, Inc. (13)(14)	Software	Senior Secured	July 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	2,000	2,000
	Software	Senior Secured	January 2015	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$2,500	2,494	2,494
Total Clickfox, Inc.					$4,500	4,494	4,494
Hillcrest Laboratories, Inc. (14)	Software	Senior Secured	July 2015	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$1,460	1,452	1,467
Mobile Posse, Inc. (14)	Software	Senior Secured	June 2015	Interest rate PRIME + 2.00% or Floor rate of 5.25%	$500	489	489
StartApp, Inc. (13)	Software	Senior Secured	December 2014	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$200	200	200
Touchcommerce, Inc. (14)	Software	Senior Secured	December 2014	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$3,811	3,804	3,802
Subtotal: Under 1 Year Maturity						10,439	10,452
Subtotal: Software (11.65%)*						76,251	76,421
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,050	33,225
Cranford Pharmaceuticals, LLC (12)(13)(14)	Specialty Pharmaceuticals	Senior Secured	February 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest of 1.35%	$17,137	17,007	16,922
Rockwell Medical, Inc. (13)(14)	Specialty Pharmaceuticals	Senior Secured	March 2017	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$19,436	19,840	19,840
Subtotal: 1-5 Years Maturity						70,897	69,987
Under 1 Year Maturity
Cranford Pharmaceuticals, LLC (12)(13)(14)	Specialty Pharmaceuticals	Senior Secured	August 2015	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$2,500	2,467	2,470
Subtotal: Under 1 Year Maturity						2,467	2,470
Subtotal: Specialty Pharmaceuticals (11.04%)*						73,364	72,457
Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (11)(13)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$6,583	6,483	6,483
Subtotal: 1-5 Years Maturity						6,483	6,483
Subtotal: Surgical Devices (0.99%)*						6,483	6,483
Total Debt Investments (138.36%)*						929,616	907,923

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (14)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$578
Subtotal: Biotechnology Tools (0.09%)*					500	578
Communications & Networking
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	102	148
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	4,398
Stoke, Inc.	Communications & Networking	Equity	Preferred Series E	152,905	500	—
Subtotal: Communications & Networking (0.69%)*					1,602	4,546
Consumer & Business Products
Caivis Acquisition Corporation (14)	Consumer & Business Products	Equity	Common Stock	295,861	819	—
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B	187,970	500	224
Subtotal: Consumer & Business Products (0.03%)*					1,319	224
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	750
Subtotal: Diagnostic (0.11%)*					750	750
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(10)(14)	Drug Delivery	Equity	Common Stock	54,240	108	298
Merrion Pharmaceuticals, Plc (3)(5)(10)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (14)	Drug Delivery	Equity	Preferred Series C	300,000	1,500	1,523
Transcept Pharmaceuticals, Inc. (3)(15)	Drug Delivery	Equity	Common Stock	41,570	500	84
Subtotal: Drug Delivery (0.29%)*					2,117	1,905
Drug Discovery & Development
Acceleron Pharma, Inc. (3)(14)	Drug Discovery & Development	Equity	Common Stock	147,001	1,025	4,401
Aveo Pharmaceuticals, Inc. (3)(10)(14)	Drug Discovery & Development	Equity	Common Stock	167,864	842	186
Celladon Corporation (3)(14)	Drug Discovery & Development	Equity	Common Stock	105,263	1,000	892
Cerecor Inc.	Drug Discovery & Development	Equity	Preferred Series B	3,334,445	1,000	1,008
Dicerna Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,818
Inotek Pharmaceuticals Corporation	Drug Discovery & Development	Equity	Common Stock	15,334	1,500	—
Merrimack Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	848,591	3,213	7,523
Paratek Pharmaceuticals, Inc. (15)	Drug Discovery & Development	Equity	Common Stock	2,881	5	2
	Drug Discovery & Development	Equity	Preferred Series A	167,468	1,126	156
Total Partek Pharmaceuticals, Inc.				170,349	1,131	158
Subtotal: Drug Discovery & Development (2.44%)*					10,711	15,986
Energy Technology
Glori Energy, Inc. (3)	Energy Technology	Equity	Common Stock	18,208	165	142
SCIEnergy, Inc.	Energy Technology	Equity	Preferred Series 1	385,000	761	25
Subtotal: Energy Technology (0.03%)*					926	167
Information Services
Good Technologies, Inc. (pka Visto Corporation)(14)	Information Services	Equity	Common Stock	500,000	603	473
Subtotal: Information Services (0.07%)*					603	473
Internet Consumer & Business Services
Blurb, Inc. (14)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	377
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	8,121	93	—
Progress Financial	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	246
Taptera, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	454,545	150	152
Subtotal: Internet Consumer & Business Services (0.12%)*					668	775
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.) (3)	Media/Content/Info	Equity	Common Stock	97,060	1,000	1,356
Subtotal: Media/Content/Info (0.21%)*					1,000	1,356

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
Gelesis, Inc. (6)(14)	Medical Devices & Equipment	Equity	LLC Interest	2,024,092	$925	$314
Medrobotics Corporation (14)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	271
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp. (6)(14)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	421
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	130
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	5,257
Total Optiscan Biomedical, Corp.				63,216,799	8,912	5,808
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	—
Subtotal: Medical Devices & Equipment (0.97%)*					11,587	6,393
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,391
Atrenta, Inc.	Software	Equity	Preferred Series D	635,513	508	1,098
Total Atrenta, Inc.				1,832,358	1,494	2,489
Box, Inc. (14)	Software	Equity	Preferred Series B	271,070	251	5,439
	Software	Equity	Preferred Series C	589,844	872	11,834
	Software	Equity	Preferred Series D	158,133	500	3,173
	Software	Equity	Preferred Series D-1	186,766	1,694	3,747
	Software	Equity	Preferred Series D-2	220,751	2,001	4,429
	Software	Equity	Preferred Series E	38,183	500	766
Total Box, Inc.				1,464,747	5,818	29,388
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	90
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	724
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	146
Subtotal: Software (5.00%)*					8,068	32,837
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc. (14)	Surgical Devices	Equity	Preferred Series B	219,298	250	83
	Surgical Devices	Equity	Preferred Series C	656,538	282	138
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	1,000
Total Gynesonics, Inc.				2,866,993	1,244	1,221
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	292
	Surgical Devices	Equity	Preferred Series C	119,999	300	158
	Surgical Devices	Equity	Preferred Series D	260,000	650	928
Total Transmedics, Inc.				468,960	2,050	1,378
Subtotal: Surgical Devices (0.40%)*					3,294	2,599
Total Equity Investments (10.45%)*					43,895	68,589

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (14)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$54
Subtotal: Biotechnology Tools (0.01%)*					323	54
Communications & Networking
Intelepeer, Inc. (14)	Communications & Networking	Warrant	Preferred Series C	117,958	102	31
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	121
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	42
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	467
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	102
SkyCross, Inc. (14)	Communications & Networking	Warrant	Preferred Series F	9,762,777	393	417
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	358
Stoke, Inc.	Communications & Networking	Warrant	Preferred Series D	118,181	65	—
Subtotal: Communications & Networking (0.23%)*					1,335	1,538
Consumer & Business Products
Intelligent Beauty, Inc. (14)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	365
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A	99,286	24	2
Pong Research Corporation (14)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	197
The Neat Company (14)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	328
Subtotal: Consumer & Business Products (0.14%)*					847	892
Diagnostic
Navidea Biopharmaceuticals, Inc. (pka Neoprobe) (3)(14)	Diagnostic	Warrant	Common Stock	333,333	244	25
Subtotal: Diagnostic (0.00%)*					244	25
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(10)(14)	Drug Delivery	Warrant	Common Stock	176,730	786	330
Alexza Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	37,639	645	—
BIND Therapeutics, Inc. (3)(14)	Drug Delivery	Warrant	Common Stock	71,359	367	43
Celator Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	158,006	107	92
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	341
Dance Biopharm, Inc. (14)	Drug Delivery	Warrant	Preferred Series A	97,701	74	164
Edge Therapeutics, Inc.	Drug Delivery	Warrant	Preferred Series C	129,870	390	392
Intelliject, Inc.	Drug Delivery	Warrant	Preferred Series B	82,500	593	1,119
Neos Therapeutics, Inc. (14)	Drug Delivery	Warrant	Preferred Series C	170,000	285	275
Revance Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	53,511	558	95
Transcept Pharmaceuticals, Inc. (3)(15)	Drug Delivery	Warrant	Common Stock	61,452	87	—
Zosano Pharma, Inc.	Drug Delivery	Warrant	Common Stock	31,674	164	109
Subtotal: Drug Delivery (0.45%)*					4,484	2,960
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	66,550	218	230
Anthera Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc. (3)(10)(14)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	184
Cempra, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	138,797	458	538
Cerecor Inc.	Drug Discovery & Development	Warrant	Preferred Series B	625,208	70	68
Chroma Therapeutics, Ltd. (5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	24
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	368	144
Coronado Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	38
Dicerna Pharmaceuticals, Inc. (3)(14)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	276
Horizon Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	22,408	231	23
Neothetics, Inc. (pka Lithera, Inc)(14)	Drug Discovery & Development	Warrant	Preferred Series C	114,285	89	89
Nanotherapeutics, Inc. (14)	Drug Discovery & Development	Warrant	Common Stock	50,296	838	839
uniQure B.V. (3)(5)(10)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	79
Subtotal: Drug Discovery & Development (0.39%)*					4,709	2,532

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	$12	$11
Identiv, Inc. (3)	Electronics & Computer Hardware	Warrant	Common Stock	99,208	247	584
Subtotal: Electronics & Computer Hardware (0.09%)*					259	595
Energy Technology
Agrivida, Inc. (14)	Energy Technology	Warrant	Preferred Series C	77,447	120	—
Alphabet Energy, Inc. (14)	Energy Technology	Warrant	Preferred Series A	86,329	81	145
American Superconductor Corporation (3)	Energy Technology	Warrant	Common Stock	512,820	391	86
Brightsource Energy, Inc. (14)	Energy Technology	Warrant	Preferred Series 1	175,000	780	220
Calera, Inc. (14)	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (14)	Energy Technology	Warrant	Preferred Series B	437,500	308	368
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series C	59,665	102	70
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	275	204
GreatPoint Energy, Inc. (14)	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (14)	Energy Technology	Warrant	Preferred Series C	161,575	69	161
Propel Fuels (14)	Energy Technology	Warrant	Preferred Series C	3,200,000	211	—
SCIEnergy, Inc.	Energy Technology	Warrant	Common Stock	530,811	181	—
	Energy Technology	Warrant	Preferred Series 1	145,811	50	—
Total SCIEnergy, Inc.				676,622	231	—
Scifiniti (pka Integrated Photovoltaics, Inc.) (14)	Energy Technology	Warrant	Preferred Series A-1	390,000	82	67
Solexel, Inc. (14)	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	614
Stion Corporation (6)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,378	—
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series F	428,571	299	302
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	160	273	136
Trilliant, Inc. (14)	Energy Technology	Warrant	Preferred Series A	320,000	161	41
Subtotal: Energy Technology (0.37%)*					6,984	2,414
Healthcare Services, Other
Chromadex Corporation (3)(14)	Drug Discovery & Development	Warrant	Common Stock	419,020	157	159
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	93	29
Subtotal: Healthcare Services, Other (0.03%)*					250	188
Information Services
Cha Cha Search, Inc. (14)	Information Services	Warrant	Preferred Series G	48,232	58	14
InXpo, Inc. (14)	Information Services	Warrant	Preferred Series C	648,400	98	13
	Information Services	Warrant	Preferred Series C-1	740,832	58	15
Total InXpo, Inc.				1,389,232	156	28
Jab Wireless, Inc. (14)	Information Services	Warrant	Preferred Series A	266,567	265	934
RichRelevance, Inc. (14)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.15%)*					577	976
Internet Consumer & Business Services
Blurb, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series B	218,684	299	88
	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	180
Total Blurb, Inc.				452,964	935	268
CashStar, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	57
Gazelle, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series A-1	991,288	158	158
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,521
LightSpeed Retail, Inc. (5)(10)	Internet Consumer & Business Services	Warrant	Preferred Series C	24,561	20	63
Prism Education Group, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
Progress Financial	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	32
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	9
ShareThis, Inc. (14)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	133
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	430,485	263	93
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
WaveMarket, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B-1	1,083,779	105	—
Subtotal: Internet Consumer & Business Services (0.36%)*					3,752	2,334

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media,Inc.) (3)	Media/Content/Info	Warrant	Common Stock	73,345	$60	$499
Mode Media Corporation (14)	Media/Content/Info	Warrant	Preferred Series D	407,457	482	—
Rhapsody International, Inc. (14)	Media/Content/Info	Warrant	Common Stock	715,755	384	165
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	330
Subtotal: Media/Content/Info (0.15%)*					1,274	994
Medical Devices & Equipment
Amedica Corporation (3)(14)	Medical Devices & Equipment	Warrant	Common Stock	516,129	459	13
Avedro, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series D	1,308,451	400	358
Baxano Surgical, Inc. (3)	Medical Devices & Equipment	Warrant	Common Stock	882,353	439	53
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	357,500	170	171
Gelesis, Inc. (6)(14)	Medical Devices & Equipment	Warrant	LLC Interest	263,688	78	2
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	403	438
InspireMD, Inc. (3)(5)(10)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	102
Medrobotics Corporation (14)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	259
MELA Sciences, Inc. (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	400	3
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	62
NinePoint Medical, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	169
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp. (6)(14)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	221
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	678	—
Total Oraya Therapeutics, Inc.				1,633,038	744	—
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	69,371	103	91
SonaCare Medical, LLC (pka US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	409,704	188	—
United Orthopedic Group, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	423,076	608	—
ViewRay, Inc. (14)	Medical Devices & Equipment	Warrant	Preferred Series C	312,500	333	280
Subtotal: Medical Devices & Equipment (0.34%)*					6,900	2,222
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	159	1
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	102,958	14	21
SiTime Corporation (14)	Semiconductors	Warrant	Preferred Series G	195,683	24	—
Subtotal: Semiconductors (0.00%)*					197	22
Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	120	350
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (14)	Software	Warrant	Preferred Series B	413,433	258	423
Central Desktop, Inc. (14)	Software	Warrant	Preferred Series B	522,769	108	296
Clickfox, Inc. (14)	Software	Warrant	Preferred Series B	1,038,563	330	456
	Software	Warrant	Preferred Series C	592,019	730	354
	Software	Warrant	Preferred Series C-A	46,109	14	20
Total Clickfox, Inc.				1,676,691	1,074	830
Daegis Inc. (pka Unify Corporation) (3)(14)	Software	Warrant	Common Stock	718,860	1,434	4
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	57
Hillcrest Laboratories, Inc. (14)	Software	Warrant	Preferred Series E	1,865,650	54	79
Knowledge Holdings, Inc. (14)	Software	Warrant	Preferred Series E	550,781	15	7
Mobile Posse, Inc. (14)	Software	Warrant	Preferred Series C	396,430	130	79
Neos Geosolutions, Inc. (14)	Software	Warrant	Preferred Series 3	221,150	22	—
Soasta, Inc. (14)	Software	Warrant	Preferred Series E	410,800	691	772
Sonian, Inc. (14)	Software	Warrant	Preferred Series C	185,949	106	58
SugarSync, Inc. (14)	Software	Warrant	Preferred Series CC	332,726	78	87
	Software	Warrant	Preferred Series DD	107,526	33	31
Total SugarSync, Inc.				440,252	111	118
Touchcommerce, Inc. (14)	Software	Warrant	Preferred Series E	992,595	252	123
White Sky, Inc. (14)	Software	Warrant	Preferred Series B-2	124,295	54	3
WildTangent, Inc. (14)	Software	Warrant	Preferred Series 3	100,000	238	46
Subtotal: Software (0.49%)*					4,896	3,245
See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2014

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	285,016	$728	$670
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	308	—
Subtotal: Specialty Pharmaceuticals (0.10%)*					1,036	670
Surgical Devices
Gynesonics, Inc. (14)	Surgical Devices	Warrant	Preferred Series C	180,480	74	30
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	408
Total Gynesonics, Inc.				1,756,445	394	438
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	2
	Surgical Devices	Warrant	Preferred Series D	175,000	100	300
Total Transmedics, Inc.				215,436	325	302
Subtotal: Surgical Devices (0.11%)*					719	740

Total Warrant Investments (3.41%)*					38,786	22,401

Total Investments (152.23%)*					$1,012,297	$998,913

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $42.7 million, $59.7 million and $17.0 million respectively. The tax cost of investments is $1.0 billion.

(3)

Except for warrants in twenty-nine publicly traded companies and common stock in eleven publicly traded companies, all investments are restricted at September 30, 2014 and were valued at fair value as determined in good faith by the Audit Committee of the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Debt investments of this portfolio company have been pledged as collateral under the Wells Facility.
(5)	Non-U.S. company or the company’s principal place of business is outside the United States.
(6)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(7)

Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company or has greater than 50% representation on its board. There were no control investments at September 30, 2014.

(8)	Debt is on non-accrual status at September 30, 2014, and is therefore considered non-income producing.
(9)	Denotes that all or a portion of the debt investment is convertible senior debt.
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
(15)

Subsequent to September 30, 2014, this company completed a public merger. Note that the September 30, 2014 fair value does not reflect any potential impact of the conversion of our shares to the new entity.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Information Services
Buzznet, Inc.	Information Services	Equity	Preferred Series C	263,158	$250	$ —
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Equity	Common Stock	500,000	603	—
Subtotal: Information Services (0.00%)*					853	—
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer &Business Services	Equity	Preferred Series B	220,653	175	444
Philotic, Inc.	Internet Consumer &Business Services	Equity	Common Stock	8,121	92
Progress Financial	Internet Consumer &Business Services	Equity	Preferred Series G	218,351	250	280
Trulia, Inc.(3)	Internet Consumer &Business Services	Equity	Common Stock	29,340	141	1,035
Subtotal: Internet Consumer & Business Services (0.27%)*					658	1,759
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Equity	Preferred Series D	145,590	1,000	425
Subtotal: Media/Content/Info (0.07%)*					1,000	425
Medical Devices & Equipment
Gelesis, Inc.(6)	Medical Devices &Equipment	Equity	LLC Interest	2,024,092	925	466
Medrobotics Corporation	Medical Devices &Equipment	Equity	Preferred Series E	136,798	250	269
Novasys Medical, Inc.	Medical Devices &Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Devices &Equipment	Equity	Preferred Series B	6,185,567	3,000	411
	Medical Devices &Equipment	Equity	Preferred Series C	1,927,309	655	135
	Medical Devices &Equipment	Equity	Preferred Series D	41,352,489	3,945	4,006
Total Optiscan Biomedical, Corp.				49,465,365	7,600	4,552
Subtotal: Medical Devices & Equipment (0.81%)*					9,775	5,287
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,607
	Software	Equity	Preferred Series D	635,513	508	1,088
Total Atrenta, Inc.				1,832,358	1,494	2,695
Box, Inc.	Software	Equity	Preferred Series C	390,625	500	7,031
	Software	Equity	Preferred Series D	158,133	500	2,846
	Software	Equity	Preferred Series D-1	124,511	1,000	2,241
	Software	Equity	Preferred Series D-2	220,751	2,001	3,974
	Software	Equity	Preferred Series E	38,183	500	687
Total Box, Inc.				932,203	4,501	16,779
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	94
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	849
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	337
Subtotal: Software (3.19%)*					6,751	20,754
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series B	219,298	250	73
	Surgical Devices	Equity	Preferred Series C	656,538	282	123
	Surgical Devices	Equity	Preferred Series D	1,621,553	580	749
Total Gynesonics, Inc.				2,497,389	1,112	945
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	303
	Surgical Devices	Equity	Preferred Series C	119,999	300	212
	Surgical Devices	Equity	Preferred Series D	260,000	650	886
Total Transmedics, Inc.				468,960	2,050	1,401
Subtotal: Surgical Devices (0.36%)*					3,162	2,346
Total Equity (8.10%)*					36,808	52,670

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant
Biotechnology Tools
Labcyte, Inc.	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$65
NuGEN Technologies, Inc.	Biotechnology Tools	Warrant	Preferred Series B	234,659	78	234
Subtotal: Biotechnology Tools (0.05%)*					401	299
Energy Technology
Agrivida, Inc.	Energy Technology	Warrant	Preferred Series C	77,447	120	243
Alphabet Energy, Inc.	Energy Technology	Warrant	Preferred Series A	86,329	82	176
American Superconductor Corporation(3)	Energy Technology	Warrant	Common Stock	512,820	391	175
Brightsource Energy, Inc.	Energy Technology	Warrant	Preferred Series 1	175,000	780	214
Calera, Inc.	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.	Energy Technology	Warrant	Preferred Series B	437,500	308	475
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series C	59,665	102	138
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	275	210
Glori Energy, Inc.	Energy Technology	Warrant	Preferred Series C	145,932	165	50
GreatPoint Energy, Inc.	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation	Energy Technology	Warrant	Preferred Series C	161,575	69	44
Propel Fuels	Energy Technology	Warrant	Preferred Series C	3,200,000	211	233
SCIEnergy, Inc.	Energy Technology	Warrant	Preferred Series D	1,061,623	360	2
Scifiniti (pka Integrated Photovoltaics, Inc.)	Energy Technology	Warrant	Preferred Series B	390,000	82	68
Solexel, Inc.	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	278
Stion Corporation(6)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,378	1,627
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series F	428,571	299	756
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	120	172	376
Trilliant, Inc.	Energy Technology	Warrant	Preferred Series A	320,000	162	34
Subtotal: Energy Technology (0.78%)*(13)					7,179	5,099
Communications & Networking
Intelepeer, Inc.	Communications & Networking	Warrant	Preferred Series C	117,958	102	112
OpenPeak, Inc.	Communications & Networking	Warrant	Preferred Series 2	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	41
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	368
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	98
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	417	661
Stoke, Inc.	Communications & Networking	Warrant	Preferred Series C	158,536	53	5
	Communications & Networking	Warrant	Preferred Series D	72,727	65	2
Total Stoke, Inc.				231,263	118	7
Subtotal: Communications & Networking (0.20%)*					994	1,287
Consumer & Business Products
Intelligent Beauty, Inc.	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	1,027
IPA Holdings, LLC	Consumer & Business Products	Warrant	Common Stock	650,000	275	408
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A	99,286	24	1
Subtotal: Consumer & Business Products (0.22%)*					529	1,436
Diagnostic
Navidea Biopharmaceuticals, Inc. (pka Neoprode)(3)	Diagnostic	Warrant	Common Stock	333,333	244	152
Subtotal: Diagnostic (0.02%)*					244	152

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Delivery
AcelRx Pharmaceuticals, Inc.(3)(10)	Drug Delivery	Warrant	Common Stock	176,730	$786	$961
Alexza Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	37,639	645	1
BIND Therapeutics, Inc.(3)	Drug Delivery	Warrant	Common Stock	71,359	367	294
Celsion Corporation(3)	Drug Delivery	Warrant	Common Stock	97,493	227	249
Dance Biopharm, Inc.	Drug Delivery	Warrant	Preferred Series A	97,701	74	154
Intelliject, Inc.	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,115
NuPathe, Inc.(3)	Drug Delivery	Warrant	Common Stock	106,631	139	136
Revance Therapeutics, Inc.(12)	Drug Delivery	Warrant	Preferred Series E-5	802,675	557	330
Transcept Pharmaceuticals, Inc.(3)	Drug Delivery	Warrant	Common Stock	61,452	87	3
Subtotal: Drug Delivery (0.50%)*					3,476	3,243
Drug Discovery & Development
Acceleron Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	11,611	39	294
ADMA Biologics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	31,750	129	73
Anthera Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	9
Cell Therapeutics, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	679,040	405	601
Cempra, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	138,797	458	728
Chroma Therapeutics, Ltd.(5)(10)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	500
Cleveland BioLabs, Inc(3)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	66
Concert Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Warrant	Preferred Series C	400,000	367	577
Coronado Biosciences, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	41
Dicerna Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
	Drug Discovery & Development	Warrant	Preferred Series A	21,000	237	38
	Drug Discovery & Development	Warrant	Preferred Series B	26,400	310	48
Total Dicerna Pharmaceuticals, Inc.				47,600	575	86
Horizon Pharma, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	22,408	231	5
Merrimack Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	302,143	155	488
Neuralstem, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	648,798	295	1,045
Portola Pharmaceuticals, Inc.(3)	Drug Discovery & Development	Warrant	Common Stock	68,702	153	683
uniQure B.V.(5)(10)(12)	Drug Discovery & Development	Warrant	Preferred Series A	185,873	218	313
Subtotal: Drug Discovery & Development (0.85%)*					4,746	5,509

Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	16
Identive Group, Inc.(3)	Electronics & Computer Hardware	Warrant	Common Stock	992,084	247	136
Plures Technologies, Inc.(3)	Electronics & Computer Hardware	Warrant	Preferred Series A	552,467	124	100
Subtotal: Electronics & Computer Hardware (0.04%)*					383	252

Healthcare Services, Other
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	55
Subtotal: Healthcare Services, Other (0.01%)*					94	55

Information Services
Buzznet, Inc.	Information Services	Warrant	Preferred Series B	19,962	9	—
Cha Cha Search, Inc.	Information Services	Warrant	Preferred Series G	48,232	57	10
InXpo, Inc.	Information Services	Warrant	Preferred Series C	648,400	98	45
	Information Services	Warrant	Preferred Series C-1	582,015	49	40
Total InXpo, Inc.				1,230,415	147	85
Jab Wireless, Inc.	Information Services	Warrant	Preferred Series A	266,567	265	330
RichRelevance, Inc.	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.07%)*					576	425

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

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 5). As an investment company, the Company follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946.

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

HT II and HT III hold approximately $142.8 million and $305.0 million in assets, respectively, and they accounted for approximately 9.2% and 19.7% of our total assets, respectively, prior to consolidation at September 30, 2014.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIE. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2013. The year-end consolidated statement of assets and liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Valuation of Investments

At September 30, 2014, 83.3% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

ASC 820 establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC 820 also requires disclosure for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In accordance with ASU 2011-04, the following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2014 (unaudited) and December 31, 2013. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2014 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$82,606	Originated Within 6 Months	Origination Yield	9.79% - 17.50%	12.58%
	224,002	Market Comparable Companies	Hypothetical Market Yield	7.45% - 16.07%	13.07%
			Premium/(Discount)	(1.00%) - 0.50%
Medical Devices	46,070	Originated Within 6 Months	Origination Yield	8.20% - 16.56%	13.90%
	74,172	Market Comparable Companies	Hypothetical Market Yield	11.72% - 23.60%	14.88%
			Premium/(Discount)	(1.00%) - 1.50%
	9,367	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%
Technology	79,778	Originated Within 6 Months	Origination Yield	6.86% - 43.33%	14.39%
	104,927	Market Comparable Companies	Hypothetical Market Yield	3.48% - 19.44%	14.09%
			Premium/(Discount)	(0.50%) - 0.50%
	161	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Energy Technology	30,000	Originated Within 6 Months	Origination Yield	14.16%	14.16%
	58,209	Market Comparable Companies	Hypothetical Market Yield	12.25% - 17.53%	15.39%
			Premium/(Discount)	(0.50%) - 1.00%
	5,492	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 80.00%
Lower Middle Market	61,546	Market Comparable Companies	Hypothetical Market Yield	11.59% - 15.90%	13.80%
			Premium/(Discount)	0.00% - 0.50%
	17,737	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	91,917	Imminent Payoffs
	21,939	Debt Investments Maturing in Less than One Year
	$907,923	Total Level Three Debt Investments

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

Energy Technology, above, aligns with the Energy Technology Industry in the Schedule of Investments.

(b)	Weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input s used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type – Level Three Debt Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (c)
Pharmaceuticals	$25,811	Originated Within 6 Months	Origination Yield	12.56% - 14.53%	13.36%
	250,607	Market Comparable Companies	Hypothetical Market Yield	13.83% - 15.47%	14.13%
			Premium/(Discount)	(1.00%) - 0.00%
Medical Devices	46,900	Originated Within 6 Months	Origination Yield	13.54% - 17.37%	14.87%
	34,723	Market Comparable Companies	Hypothetical Market Yield	14.32% - 17.37%	15.23%
			Premium/(Discount)	(1.00%) - 1.00%
Technology	18,796	Originated Within 6 Months	Origination Yield	10.62% - 15.97%	14.26%
	98,290	Market Comparable Companies	Hypothetical Market Yield	14.72% - 21.08%	15.48%
			Premium/(Discount)	0.00% - 1.00%
	1,643	Liquidation	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology	32,597	Originated Within 6 Months	Origination Yield	14.68% - 15.87%	15.17%
	108,238	Market Comparable Companies	Hypothetical Market Yield	15.37%	15.37%
			Premium/(Discount)	(0.50%) - 1.50%
Lower Middle Market	121,347	Market Comparable Companies	Hypothetical Market Yield	14.83% - 19.73%	16.12%
			Premium/(Discount)	0.00% - 1.00%
	31,818	Broker Quote (b)	Price Quotes	99.50% - 100.25% of par
			Par Value	$2.0 - $22.5 million
	12,576	Liquidation	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par
	$821,988	Total Level Three Debt Investments

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

(b)	A broker quote valuation technique was used to derive the fair value of debt investments which are part of a syndicated facility.
(c)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$9,434	Market Comparable Companies	EBITDA Multiple (b)	4.6x - 22.8x	8.9x
			Revenue Multiple (b)	0.8x - 3.7x	2.2x
			Discount for Lack of Marketability (c)	9.24% - 35.82%	16.55%
			Average Industry Volatility (d)	54.11% - 97.91%	61.99%
			Risk-Free Interest Rate	0.10% - 0.89%	0.15%
			Estimated Time to Exit (in months)	10 - 32	11
	42,307	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	34.93% - 84.30%	55.96%
			Risk-Free Interest Rate	0.10% - 1.38%	0.21%
			Estimated Time to Exit (in months)	17 - 47	11
Warrant Investments	7,980	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 96.6x	17.1x
			Revenue Multiple (b)	0.3x - 13.9x	3.7x
			Discount for Lack of Marketability (c)	11.76% - 35.82%	21.98%
			Average Industry Volatility (d)	38.61% - 90.38%	62.85%
			Risk-Free Interest Rate	0.05% - 1.38%	0.71%
			Estimated Time to Exit (in months)	7 - 47	27
	9,783	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.91% - 97.91%	67.12%
			Risk-Free Interest Rate	0.05% - 2.66%	0.82%
			Estimated Time to Exit (in months)	7 - 48	28
Total Level Three Warrant and Equity Investments	$69,504

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

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple (b)	8.6x - 17.7x
			Revenue Multiple (b)	0.7x - 13.8x
			Discount for Lack of Marketability (c)	9.1% - 23.6%
			Average Industry Volatility (d)	43.4% - 110.7%
			Risk-Free Interest Rate	0.1% - 0.4%
			Estimated Time to Exit (in months)	6 - 30
	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	45.6% - 109.7%
			Risk-Free Interest Rate	0.1% - 0.9%
			Estimated Time to Exit (in months)	6 - 42
	18,127	Other	Average Industry Volatility (d)	44.0%
			Risk-Free Interest Rate	0.1%
			Estimated Time to Exit (in months)	12
Warrant Investments	10,200	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 51.4x
			Revenue Multiple (b)	0.5x - 13.8x
			Discount for Lack of Marketability (c)	6.4% - 36.0%
			Average Industry Volatility (d)	21.3% - 110.7%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	6 - 48
	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	35.7% - 109.9%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	3 - 48
	9,595	Other	Average Industry Volatility (d)	44.0% - 56.9%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	12 - 48
Total Level Three Warrant and Equity Investments	$66,368

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

The Company applies a procedure that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt security and the measurement date. Industry specific indices are used to benchmark/assess market based movements. Under this process, the Company also evaluates the collateral for recoverability of the debt investments as well as applies all of its historical fair value analysis.

The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

The Company’s process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yields and interest rate spreads of similar securities as of the measurement date. The Company values its syndicated debt investments using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, the Company may consider other factors to estimate fair value, including the proceeds that would be received in a liquidation analysis.

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a debt investment is doubtful or, if under the in-exchange premise, when the value of a debt security is less than the amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or, if under the in-exchange premise, the value of a debt security is greater than amortized cost.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2014 (unaudited) and as of December 31, 2013. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2014, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$907,923	$—	$—	$907,923
Preferred stock	50,476	—	—	50,476
Common stock	18,113	16,848	—	1,265
Warrants	22,401	—	4,638	17,763
	$998,913	$16,848	$4,638	$977,427

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$821,988	$—	$—	$821,988
Preferred stock	35,554	—	—	35,554
Common stock	17,116	15,009	—	2,107
Warrants	35,637	—	6,930	28,707
	$910,295	$15,009	$6,930	$888,356

The table below presents reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 (unaudited) and year ended December 31, 2013.

(in thousands)	Balance, January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance, September 30, 2014
Senior Debt	$821,988	$—	$(7,799)	$412,757	$—	$(317,536)	$—	$(1,487)	$907,923
Preferred Stock	35,554	(250)	10,358	5,028	(503)	—	1,769	(1,480)	50,476
Common Stock	2,107	689	(342)	—	(1,189)	—	—	—	1,265
Warrants	28,707	517	(13,998)	6,168	(1,682)	—	—	(1,949)	17,763
	$888,356	$956	$(11,781)	$423,953	$(3,374)	$(317,536)	$1,769	$(4,916)	$977,427

(in thousands)	Balance, January 1, 2013	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases	Sales	Repayments	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance, December 31, 2013
Senior Debt	$827,540	$(9,536)	$(8,208)	$484,367	$(8)	$(469,780)	$769	$(3,156)	$821,988
Preferred Stock	33,178	7,968	7,682	6,198	(18,572)	—	776	(1,676)	35,554
Common Stock	2,367	—	(1,103)	750	—	—	93	—	2,107
Warrants	22,140	5,257	6,173	6,524	(10,350)	—	—	(1,037)	28,707
	$885,225	$3,689	$4,544	$497,839	$(28,930)	$(469,780)	$1,638	$(5,869)	$888,356

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying consolidated statements of operations.
(3)

Transfers in/out of Level 3 during the nine months ended September 30, 2014 relate to the conversion of Paratek Pharmaceuticals, Inc., SCI Energy, Inc., Oraya Therapeutics, Inc., and Neuralstem, Inc. debt to equity, the exercise of warrants in Box, Inc. to equity, the conversion of warrants in Glori Energy, Inc. to equity in the company’s reverse public merger and the initial public offerings of Concert Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Everyday Health, Inc., Revance Therapeutics, Inc., and UniQure BV.

(4)

Transfers in/out of Level 3 during the year ended December 31, 2013 relate to the conversion of Optiscan BioMedical, Inc., Gynesonics, Inc., Philotic, Inc., and Tethys BioScience, Inc. debt to equity, the conversion of OCZ Technology warrants to principal and the initial public offerings of Portola Pharmaceuticals, Inc., Acceleron Pharma, Inc., Bind, Inc., and ADMA Biologics, Inc.

For the nine months ended September 30, 2014, approximately $9.8 million in net unrealized appreciation and approximately $166,000 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $6.3 million and $7.8 million in net unrealized depreciation was recorded for warrant and debt Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and nine months ended September 30, 2014 and 2013 (unaudited). The Company did not hold any Control investments at either September 30, 2014 or 2013.

(in thousands)			Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
Portfolio Company	Type	Fair Value at September 30, 2014	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$316	$—	$(36)	$—	$—	$—	$(156)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,029	—	(23)	—	—	—	(67)	—	—
Stion Corporation	Affiliate	2,500	138	606	—	—	1,777	(2,634)	—	—
		$8,845	$138	$547	$—	$—	$1,777	$(2,857)	$—	$—

(in thousands)			Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
Portfolio Company	Type	Fair Value at September 30, 2013	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$523	$—	$(487)	$—	$—	$—	$(1,143)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,374	566	(505)	—	—	1,693	(325)	—	—
		$12,897	$566	$(992)	$—	$—	$1,693	$(1,468)	$—	$—

During the year ended December 31, 2013, Stion Corporation became classified as an affiliate.

A summary of the composition of the Company’s investment portfolio as of September 30, 2014 (unaudited) and December 31, 2013 at fair value is shown as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$648,298	64.9%	$634,820	69.7%
Senior secured debt	282,026	28.2%	222,805	24.5%
Preferred stock	50,476	5.1%	35,554	3.9%
Common Stock	18,113	1.8%	17,116	1.9%
	$998,913	100.0%	$910,295	100.0%

The increase in senior secured debt is consistent with the overall increase in the investment portfolio at September 30, 2014 from December 31, 2013. The decrease in senior secured debt with warrants is primarily due to exercises of the Company’s outstanding warrants to equity in four portfolio companies, with a cumulative fair value of approximately $65.0 million, during the nine-months ended September 30, 2014. As a result, the existing debt investments that were included in senior secured debt with warrants at December 31, 2013 are included in senior secured debt at September 30, 2014.

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2014 (unaudited) and December 31, 2013 is shown as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$943,918	94.5%	$864,003	94.9%
Canada	25,336	2.5%	25,798	2.8%
Netherlands	19,905	2.0%	10,131	1.1%
Israel	9,754	1.0%	9,863	1.1%
England	—	—	500	0.1%
	$998,913	100.0%	$910,295	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2014 (unaudited) and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$232,214	23.2%	$219,169	24.1%
Medical Devices & Equipment	139,154	13.9%	103,614	11.4%
Software	112,503	11.3%	65,218	7.2%
Internet Consumer & Business Services	106,128	10.6%	122,073	13.4%
Energy Technology	98,555	9.9%	164,466	18.1%
Drug Delivery	83,247	8.3%	62,022	6.8%
Specialty Pharmaceuticals	73,127	7.3%	20,055	2.2%
Communications & Networking	56,292	5.6%	35,979	4.0%
Media/Content/Info	29,361	2.9%	8,679	1.0%
Consumer & Business Products	25,309	2.5%	2,995	0.3%
Information Services	14,917	1.5%	46,565	5.1%
Surgical Devices	9,822	1.0%	10,307	1.0%
Healthcare Services, Other	7,666	0.8%	4,685	0.5%
Semiconductors	5,354	0.6%	29,080	3.2%
Biotechnology Tools	3,894	0.4%	5,275	0.6%
Diagnostic	775	0.1%	902	0.1%
Electronics & Computer Hardware	595	0.1%	9,211	1.0%
	$998,913	100.0%	$910,295	100.0%

During the three and nine months ended September 30, 2014, the Company funded investments in debt securities totaling approximately $125.1 million and $408.3 million, respectively. During the three and nine months ended September 30, 2014, the Company funded equity investments totaling approximately $3.5 million and $5.1 million, respectively. During the three months ended September 30, 2014 the Company converted approximately $250,000 of debt to equity in one portfolio company and during the nine months ended September 30, 2014 the Company converted approximately $1.5 million of debt to equity in four portfolio companies.

During the three and nine months ended September 30, 2013, the Company funded investments in debt securities totaling approximately $67.5 million and $405.4 million, respectively. During the three and nine months ended September 30, 2013, the Company funded equity investments totaling approximately $1.5 million and $3.5 million, respectively. The Company did not convert any debt to equity in the three months ended September 30, 2013 and converted approximately $836,000 of debt to equity in three portfolio companies in the nine months ended September 30, 2013. The Company converted approximately $803,000 of warrants to debt in both the three and nine months ended September 30, 2013.

No single portfolio investment represents more than 10% of the fair value of the investments as of September 30, 2014 and December 31, 2013.

During the three and nine months ended September 30, 2014, the Company recognized net realized gains of approximately $5.7 million (or $0.09 per share) and $13.0 million (or $0.21 per share) on the portfolio, respectively. During the three months ended September 30, 2014, the Company recorded gross realized gains of approximately $5.9 million primarily from the sale of investments in two portfolio companies, including Acceleron Pharma ($3.1 million) and IPA Holdings ($1.5 million). These gains were partially offset by gross realized losses of approximately $218,000 from the liquidation of the Company’s investments in two portfolio companies. During the nine months ended September 30, 2014, the Company recorded gross realized gains of approximately $13.8 million primarily from the sale of investments in six portfolio companies, including Acceleron Pharma ($4.0 million), Neuralstem ($1.7 million), IPA Holdings ($1.5 million), Cell Therapeutics ($1.3 million), Trulia ($1.0 million), and Portola Pharmaceuticals ($700,000).These gains were partially offset by gross realized losses of approximately $748,000 from the liquidation of the Company’s investments in eight portfolio companies.

During the three and nine months ended September 30, 2013, the Company recognized net realized gains of approximately $7.1 million and $11.3 million on the portfolio, respectively. During the three months ended September 30, 2013, the Company recorded gross realized gains of approximately $7.8 million primarily from the sale of investments in three portfolio companies, including iWatt, Inc. ($4.7 million), AcelRx, Inc. ($1.1 million) and Facebook, Inc. ($728,000). These gains were partially offset by gross realized losses of $460,000 from the liquidation of the Company’s investments in six portfolio companies. During the nine months ended September 30, 2013, the Company recorded gross realized gains of approximately $17.5 million primarily from the sale of investments in eight portfolio companies. These gains were partially offset by approximately $6.2 million in gross realized losses from the liquidation of the Company’s investments in nineteen portfolio companies.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $3.9 million and $4.0 million of unamortized fees at September 30, 2014 and December 31, 2013, respectively, and approximately $21.4 million and $14.4 million in exit fees receivable at September 30, 2014 and December 31, 2013, respectively.

The Company has debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $851,000 and $889,000 in PIK income during the three months ended September 30, 2014 and 2013, respectively. The Company recorded approximately $2.6 million and $2.7 million in PIK income during the nine months ended September 30, 2014 and 2013, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2014 and 2013.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2014, approximately 59.4% of the Company’s portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 40.6% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property. At September 30, 2014 the Company had no equipment only liens on any of our portfolio companies.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, 2019 Notes payable (the “April 2019 Notes” and the “September 2019 Notes”, together the “2019 Notes”), the 2024 Notes, the Asset-Backed Notes and the SBA debentures as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At September 30, 2014, the April 2019 Notes were trading on the New York Stock Exchange for $1.020 per dollar at par value, the September 2019 Notes were trading on the New York Stock Exchange for $1.015 per dollar at par value and the 2024 Notes were trading on the New York Stock Exchange for $0.988 per dollar at par value. Based on market quotations on September 30, 2014, the Convertible Senior Notes were trading for $1.258 per dollar at par value and the Asset-Backed Notes were trading for $1.003 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $195.8 million, compared to the carrying amount of $190.2 million as of September 30, 2014.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities at September 30, 2014 (unaudited) and December 31, 2013:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$51,461	$—	$51,461	$—
Asset Backed Notes	$28,021	$—	$—	$28,021
April 2019 Notes	$86,180	$—	$86,180	$—
September 2019 Notes	$87,145	$—	$87,145	$—
2024 Notes	$101,805	$—	$101,805	$—
SBA Debentures	$195,841	$—	$—	$195,841

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$105,206	$—	$105,206	$—
Asset Backed Notes	$89,893	$—	$—	$89,893
April 2019 Notes	$86,281	$—	$86,281	$—
September 2019 Notes	$87,248	$—	$87,248	$—
SBA Debentures	$222,742	$—	$—	$222,742

4. Borrowings Long Term

Outstanding Borrowings

At September 30, 2014 (unaudited) and December 31, 2013, the Company had the following available borrowings and outstanding borrowings:

	September 30, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
2024 Notes	103,000	103,000	—	—
Asset-Backed Notes	27,951	27,951	89,557	89,557
Convertible Senior Notes (3)	40,923	40,012	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	75,000	—	30,000	—
	$682,438	$531,527	$664,921	$557,440

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At September 30, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA debentures were $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

(3)

During the three months ended September 30, 2014, holders of approximately $34.1 million of the Company’s Convertible Senior Notes exercised their conversion rights. The balance at September 30, 2014 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $911,000 at September 30, 2014 and $2.5 million at December 31, 2013.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $38.0 million in HT II as of September 30, 2014, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at September 30, 2014. As of September 30, 2014, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2014 the Company held investments in HT II in 42 companies with a fair value of approximately $110.9 million, accounting for approximately 11.1% of the Company’s total portfolio at September 30, 2014.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of September 30, 2014. As of September 30, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2014, the Company held investments in HT III in 42 companies with a fair value of approximately $255.5 million accounting for approximately 25.6% of the Company’s total portfolio at September 30, 2014.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2014 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The average amount of debentures outstanding for the three months ended September 30, 2014 for HT II was approximately $41.2 million with an average interest rate of approximately 4.56%. The average amount of debentures outstanding for the three months ended September 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46%.  The average amount of debentures outstanding for the nine months ended September 30, 2014 for HT II was approximately $48.6 million with an average interest rate of approximately 4.80%. The average amount of debentures outstanding for the nine months ended September 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%.

As of September 30, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2014, with the Company’s net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At September 30, 2014, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding as of September 30, 2014 (unaudited) and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

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

As of September 30, 2014 (unaudited) and December 31, 2013, the 2019 Notes payable is comprised of:

(in thousands)	September 30, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

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

The April 2019 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness, including without limitation, the $40.9 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s Credit Facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance, LLC.

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

The September 2019 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness, including without limitation, the $40.9 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

For the three and nine months ended September 30, 2014 and 2013 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$2,981	$2,981	$8,944	$8,944
Amortization of debt issuance cost	243	243	$725	725
Total interest expense and fees	$3,224	$3,224	$9,669	$9,669
Cash paid for interest expense and fees	$2,981	$2,981	$8,944	$8,944

As of September 30, 2014, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

2024 Notes

On July 14, 2014, the Company and U.S. Bank, N.A. (the “Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between the Company and the Trustee, dated July 14, 2014, relating to the Company’s issuance, offer and sale of $100.0 million aggregate principal amount of 2024 Notes. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated net proceeds of approximately $99.9 million.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014, and trade on the New York Stock Exchange under the trading symbol “HTGX.”

The 2024 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness, including without limitation, the approximately $84.5 million 7.00% Senior Notes due April 30, 2019 (the “April 2019 Notes”); the approximately $85.9 million 7.00% Senior Notes due September 30, 2019 (the “September 2019 Notes” and together with the April 2019 Notes, the “2019 Notes”), the $40.9 million 6.00% Convertible Senior Notes due 2016 (the “Convertible Senior Notes”) and the approximately $28.0 million fixed-rate asset-backed notes (the “Asset-Backed Notes”); (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under the Company’s credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries, including without limitation, the indebtedness of HT II and HT III and any borrowings under the Company’s revolving senior secured credit facility with Wells Fargo Capital Finance.

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2014, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At September 30, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three and nine months ended September 30, 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$1,068	$—	$1,068	$—
Amortization of debt issuance cost	69	—	$69	—
Total interest expense and fees	$1,137	$—	$1,137	$—
Cash paid for interest expense and fees	$278	$—	$278	$—

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

In connection with the issuance and sale of the Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The Asset-Backed Notes are secured obligations of the Issuer and are non-recourse to the Company. The Issuer also entered into an indenture governing the Asset-Backed Notes, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold without being registered under the Securities Act of 1933, as amended (the “Securities Act”), to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act. In addition, the Trust Depositor entered into an amended and restated trust agreement, which includes customary representation, warranties and covenants.

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

At September 30, 2014 and December 31, 2013, the Asset Backed Notes had an outstanding principal balance of $28.0 million and $89.6 million, respectively.

Under the terms of the Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. The Company has segregated these funds and classified them as Restricted Cash. There was approximately $2.1 million and $6.3 million of Restricted Cash as of September 30, 2014 and December 31, 2013, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. During the three months ended September 30, 2014, holders of approximately $34.1 million of the Company’s Convertible Senior Notes exercised their conversion rights. As of September 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $40.0 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of September 30, 2014, the conversion rate was 87.5583 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.42 per share of common stock).

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

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between the Company and U.S. Bank National Association, during the three months ended June 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible through September 30, 2014. As of September 30, 2014, approximately $34.1 million of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 924,000 shares of the Company’s common stock. Upon meeting the stock trading price conversion requirement during the three months ended September 30, 2014, the Convertible Senior Notes continue to be convertible through December 30, 2014. See “Subsequent Events.”

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the three and nine months ended September 30, 2014 was approximately $1.0 million and was classified as a component of net investment income in the Company’s Consolidated Statements of Operations.

As of September 30, 2014 (unaudited) and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Principal amount of debt	$40,923	$75,000
Original issue discount, net of accretion	(911)	(2,481)
Carrying value of Convertible Senior Notes	$40,012	$72,519

For the three and nine months ended September 30, 2014 and 2013 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$184	$1,125	$2,434	$3,375
Accretion of original issue discount	197	271	738	812
Amortization of debt issuance cost	105	144	394	433
Total interest expense	$486	$1,540	$3,566	$4,620
Cash paid for interest expense	$—	$—	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and nine months ended September 30, 2014 and 2013. Interest expense decreased by approximately $950,000 during both the three and nine months ended September 30, 2014 from the comparative periods in 2013, due to Convertible Senior Notes settled prior to the interest payment date. As of September 30, 2014, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

Wells Facility

In August 2008, the Company entered into a $50.0 million two-year revolving senior secured credit facility with Wells Fargo Capital Finance (the “Wells Facility”). On June 20, 2011, the Company renewed the Wells Facility, and the Wells Facility was further amended on August 1, 2012, December 17, 2012 and August 8, 2014. Under this senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

On August 1, 2012, the Company entered into an amendment to the Wells Facility that reduced the interest rate floor by 75 basis points to 4.25% and extended the maturity date by one year to August 2015. Additionally, the August 2012 amendment added an amortization period that commences on the day immediately following the end of the revolving credit availability period and ends one year thereafter on the maturity date. The August 2012 amendment also reduced the unused line fee, as further discussed below. On August 8, 2014, the Company entered into a further amendment to the Wells Facility to set the interest rate floor at 4.00% and to extend the revolving credit availability period to August 2017.

As amended, borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.00% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three and nine months ended September 30, 2014 and 2013, this non-use fee was approximately $96,000 and $284,000, respectively. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with the August 2014 amendments, the Company paid an additional $750,000 in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, LLC. As amended, these covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2014. At September 30, 2014 there were no borrowings outstanding on this facility.

Union Bank Facility

The Company has a $75.0 million revolving senior secured credit facility (the “Union Bank Facility”) with Union Bank (“Union Bank”).  The Company originally entered into the Union Bank Facility on February 10, 2010 but, following several amendments, amended and restated the Union Bank Facility on August 14, 2014. The amendment and restatement extends the maturity date of the Union Bank Facility to August 1, 2017, increases the size of the Union Bank Facility to $75.0 million from $30.0 million, and adjusts the interest rate for LIBOR borrowings under the Union Bank Facility. LIBOR-based borrowings by the Company under the Union Bank Facility will bear interest at a rate per annum equal to LIBOR plus 2.25% with no floor, whereas previously the Company paid a per annum interest rate on such borrowings equal to LIBOR plus 2.50% with a floor of 4.00%. Other borrowings by the Company under the Union Bank Facility, which are based on a reference rate instead of LIBOR, will continue to bear interest at a rate per annum equal to the reference rate (which is the greater of the federal funds rate plus 1.00% and a periodically announced Union Bank index rate) plus the greater of (i) 4.00% minus the reference rate and (ii) 1.00%. The Company continues to have the option of determining which type of borrowing to request under the Union Bank Facility. Subject to certain conditions, the amendment also removes a previous ceiling on the amount of certain unsecured indebtedness that the Company may incur.

Union Bank has made commitments to lend up to $75.0 million in aggregate principal amount. The Union Bank Facility contains an accordion feature, pursuant to which the Company may increase the size of the Union Bank Facility to an aggregate principal amount of $300.0 million by bringing in additional lenders, subject to the approval of Union Bank and other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings.

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and nine months ended September 30, 2014, this non-use fee was approximately $50,000 and $100,000, respectively. For the three and nine months ended September 30, 2013, this non-use fee was approximately $38,000 and $114,000, respectively. The amount that the Company may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

The Company has various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that the Company maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at September 30, 2014.

At September 30, 2014 there were no borrowings outstanding on this facility.

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

During the nine months ended September 30, 2014, the Company reduced the Company’s realized gain by approximately $270,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. The Company recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $146,000 as a result of year to date depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $224,000 as of September 30, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $1.9 million under the warrant participation agreement thereby reducing the Company’s realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and March 2017.

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

During the three months ended September 30, 2014, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of September 30, 2014, approximately 100% would be from ordinary income and spillover earnings from 2013. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2014 distributions to shareholders will actually be.

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

Taxable income for the nine months ended September 30, 2014 was approximately $44.0 million or $0.71 per share. Taxable net realized gains for the same period were $18.7 million or approximately $0.30 per share. Taxable income for the nine months ended September 30, 2013 was approximately $51.3 million or $0.87 per share. Taxable net realized gains for the same period were $16.7 million or approximately $0.28 per share.

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

During the nine months ended September 30, 2014, the Company sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. The Company expects to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes. As of September 30, 2014, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

The Company has issued stock options for common stock subject to future issuance, of which 686,988 and 833,923 were outstanding at September 30, 2014 and December 31, 2013, respectively.

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

The following table summarizes the common stock options activities for the nine months ended September 30, 2014 and 2013 (unaudited):

	Nine Months Ended September 30,
	2014		2013
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	833,923	$12.53	2,574,749	$12.00
Granted	245,000	$16.06	325,000	$14.16
Exercised	(248,206)	$10.97	(1,321,941)	$12.17
Forfeited	(143,729)	$15.12	(115,338)	$10.38
Expired	—	$—	(65,000)	$13.30
Outstanding at September 30,	686,988	$13.80	1,397,470	$12.41
Shares Expected to Vest at September 30,	487,686	$13.80	499,959	$12.41

The following table summarizes common stock options outstanding and exercisable at September 30, 2014 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$9.25 - $14.86	385,488	4.91	$888,601	$12.27	199,302	4.12	$676,613	$11.14
$15.31 - $16.34	301,500	6.80	—	$15.77	—	—	—	$—
$9.25 - $16.34	686,988	5.74	$888,601	$13.80	199,302	4.12	$676,613	$11.14

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At September 30, 2014, options for 199,302 shares were exercisable at a weighted average exercise price of approximately $11.14 per share with weighted average of remaining contractual term of 4.12 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the nine months ended September 30, 2014 and 2013 was approximately $126,000 and $779,000. During the nine months ended September 30, 2014 and 2013, approximately $313,000 and $266,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2014, there was approximately $710,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.0 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Expected Volatility	19.90%	46.90%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.24% - 1.66%	0.56% - 1.63%

During the nine months ended September 30, 2014 and 2013 the Company granted 989,883 shares and 607,001 shares, respectively, of restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the nine months ended September 30, 2014 and 2013 was approximately $13.7 million and $7.7 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company expensed approximately $6.6 million and $4.1 million of compensation expense related to restricted stock, respectively. As of September 30, 2014, there was approximately $15.2 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes the activities for our unvested restricted stock for the nine months ended September 30, 2014 and 2013 (unaudited):

	Nine Months Ended September 30,
	2014		2013
	Restricted Stock Units	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Exercise Price
Unvested at December 31,	1,035,897	$11.94	899,789	$10.73
Granted	989,883	$13.82	607,001	$12.72
Vested	(478,161)	$12.04	(364,844)	$10.56
Forfeited	(144,277)	$12.76	(10,739)	$11.37
Unvested at September 30,	1,403,342	$13.14	1,131,207	$11.85

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator
Net increase in net assets resulting from operations	$15,177	$36,981	$50,553	$74,549
Less: Dividends declared-common and restricted shares	(19,927)	(17,277)	(58,482)	(47,292)
Undistributed earnings	(4,750)	19,704	(7,929)	27,257
Undistributed earnings-common shares	(4,750)	19,704	(7,929)	27,257
Add: Dividend declared-common shares	19,469	16,949	57,298	46,292
Numerator for basic and diluted change in net assets per common share	14,719	36,653	49,369	73,549
Denominator
Basic weighted average common shares outstanding	62,356	60,522	61,444	58,206
Common shares issuable	1,423	228	2,110	190
Weighted average common shares outstanding assuming dilution	63,779	60,750	63,554	58,396
Change in net assets per common share
Basic	$0.24	$0.61	$0.80	$1.26
Diluted	$0.23	$0.59	$0.78	$1.23

For the purpose of calculating diluted earnings per share for three and nine months ended September 30, 2014 and 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.42 as of September 30, 2014 and $11.69 as of September 30, 2013, respectively) for the Convertible Senior Notes for such period.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti- dilutive shares. For the three months ended September 30, 2014 and 2013, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 742,043 and 1,549,001, respectively. For the nine months ended September 30, 2014 and 2013, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 752,116 and 2,081,780 shares, respectively.

At September 30, 2014, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Per share data(1):
Net asset value at beginning of period	$10.51	$9.75
Net investment income	0.91	0.93
Net realized gain on investments	0.21	0.19
Net unrealized appreciation (depreciation) on investments	(0.30)	0.15
Total from investment operations	0.82	1.27
Net increase (decrease) in net assets from capital share transactions	(0.27)	0.15
Distributions of net investment income	(0.95)	(0.82)
Stock-based compensation expense included in investment income(2)	0.11	0.07
Net asset value at end of period	$10.22	$10.42

Ratios and supplemental data:
Per share market value at end of period	$14.46	$15.25
Total return(3)	-6.28%	47.94%
Shares outstanding at end of period	64,182	61,756
Weighted average number of common shares outstanding	61,444	58,206
Net assets at end of period	$645,198	$643,376
Ratio of operating expense to average net assets(4)(5)	10.17%	11.84%
Ratio of net investment income before investment gains and losses to average net assets(4)	11.38%	12.27%
Average debt outstanding	$519,025	$585,070
Weighted average debt per common share	$8.44	$10.05

(1)	All per share activity is calculated based on the weighted average shares outstanding for the relevant period.
(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the nine months ended September 30, 2014 and 2013 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. As such, the total return is not annualized.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

Operating expense as used in the ratio of operating expense to average net assets does not include loss on debt extinguishment (long-term liabilities - convertible senior notes). If loss on debt extinguishment (long-term liabilities - convertible senior notes) were included in total expense, the ratio for the nine months ended September 30, 2014 would be 10.38%. There was no loss on debt extinguishment (long-term liabilities - convertible senior notes) in the nine months ended September 30, 2013 so the ratio for that period would not change.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded contractual commitments to extend credit at September 30, 2014 totaled approximately $242.5 million. Approximately $138.5 million of these unfunded contractual commitments as of September 30, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $223.0 million of non-binding term sheets outstanding at September 30, 2014. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing.  Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $397,000 and $1.2 million during the three and nine months ended September 30, 2014. There was approximately $296,000 and $900,000 recorded in the same periods ended September 30, 2013, respectively. Future commitments under the credit facility and operating leases were as follows at September 30, 2014:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$531,527	$363	$67,600	$192,164	$271,400
Operating Lease Obligations (5)	6,666	1,586	3,038	1,576	466
	$538,193	$1,949	$70,638	$193,740	$271,866

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $28.0 million in aggregate principal amount of the Asset-Backed Notes and $40.0 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $40.9 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $0.9 million at September 30, 2014.

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

12. Subsequent Events

Dividend Declaration

On October 29, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on November 24, 2014 to shareholders of record as of November 17, 2014. This dividend represents the Company’s thirty-seventh consecutive dividend declaration since the Company’s initial public offering, bringing the total cumulative dividend declared to date to $9.99 per share.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes, or the Convertible Senior Notes, due 2016. As of September 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $40.0 million.

The Convertible Senior Notes are convertible into shares of the Company’s common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Notes, the Company has the choice to pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The current conversion price of the Convertible Senior Notes is approximately $11.42 per share of common stock, in each case subject to adjustment in certain circumstances. Upon meeting the stock trading price conversion requirement during the three months ended September 30, 2014, the Convertible Senior Notes continue to be convertible through December 31, 2014.

Subsequent to September 30, 2014 and as of November 3, 2014, approximately $23.1 million of the Convertible Senior Notes were converted. Of the $23.1 million, approximately $416,000 of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 7,500 shares of the Company’s common stock in October 2014, and approximately $22.7 million of the Convertible Senior Notes converted and will be settled in November 2014. The Company expects to generate an expense of approximately $1.0 million in the fourth quarter of 2014 related to these conversions.

2021 Asset Backed Notes

On November 4, 2014, Hercules Capital Funding Trust 2014-1, a newly-formed wholly owned subsidiary of the Company, priced a $129.3 million of fixed-rate asset-backed notes (the “2021 Asset Backed Notes”). The 2021 Asset Backed Notes are anticipated to be rated A(sf) on the Closing Date by Kroll Bond Rating Agency, Inc. (“KBRA”). The securitization is expected to close on November 13, 2014 and is subject to customary closing conditions.

The 2021 Asset Backed Notes will be issued by Hercules Capital Funding Trust 2014-1, LLC, as Trust Depositor, Hercules Capital Funding Trust 2014-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser. The 2021 Asset Backed Notes will be backed by a revolving pool of senior loans made to certain portfolio companies of the Company and secured by certain assets of those portfolio companies. The underlying loans will continue to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. The fixed interest rate on the 2021 Asset Backed Notes will be 3.524%. The 2021 Asset Backed Notes will have a stated maturity of April 16, 2021.

Portfolio Company Developments

As of September 30, 2014, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc., Good Technology, Inc., Zosano, Inc. and two companies which filed confidentially under the JOBS Act. Subsequent to September 30, 2014, Dance Biopharm, Inc. withdrew their Form S-1 Registration Statement. In October 2014, the Company’s portfolio company Neothetics, Inc. filed a Form S-1 Registration Statement and in November 2014, the Company’s portfolio company Inotek Pharmaceuticals Corporation filed a Form S-1 Registration Statement. In addition, subsequent to September 30, 2014 the following current and former portfolio companies announced or completed M&A transactions or initial public offerings:

1.

In October 2014, InterCloud Systems, Inc. completed its acquisition of the Company’s portfolio company VaultLogix, LLC. The transaction consists of $16 million in cash, $12.75 million in restricted common stock, $11.5 million of which was valued at $16.50 per share, with the balance valued at market price, and $15.5 million in three year convertible seller notes, convertible at a fixed price of $6.37 per share.

2.

In October 2014, AVG Technologies completed its acquisition of the Company’s portfolio company Location Labs. Under the terms of the agreement, AVG will pay approximately $140 million initially, plus up to an additional approximately $80 million in cash consideration over the next two years based on the achievement of certain performance metrics and milestones.

3.	In October 2014, Premiere Global Services, Inc. completed its acquisition of the Company’s portfolio company Central Desktop, Inc. Financial terms were not disclosed.
4.

In October 2014, Breg, Inc. and the Company’s portfolio company United Orthopedic Group, Inc. announced that they had merged. United Orthopedic Group, Inc. will operate as a wholly-owned subsidiary of Breg, Inc. and financial terms were not disclosed.

5.

In October 2014, the Company’s portfolio company SiTime Corporation reached a definitive agreement to be acquired by MegaChips Corporation in a transaction valued at approximately $200.0 million, subject to customary closing conditions.

6.

In October 2014, the Company’s portfolio company Transcept Pharmaceuticals, Inc. completed its merger with Hercules’ portfolio company Paratek Pharmaceuticals, Inc. in an all-stock transaction. Immediately prior to the merger, Paratek received gross proceeds of $93.0 million from a combination of current and new investors.

7.

In October 2014, the Company’s former portfolio company Zayo Group Holdings, Inc. completed its initial public offering of 24,079,002 shares of its common stock, consisting of 16,008,679 shares sold by the portfolio company and 8,070,323 shares sold by the selling stockholders (including shares sold by the selling stockholders pursuant to the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $19.00 per share.

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

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related markets with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related markets is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $142.8 million and $305.0 million in assets, respectively, and accounted for approximately 9.2% and 19.7% of our total assets, respectively, prior to consolidation at September 30, 2014. As of September 30, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At September 30, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $998.9 million at September 30, 2014, as compared to $910.3 million at December 31, 2013.

The fair value of our debt investment portfolio at September 30, 2014 was approximately $907.9 million, compared to a fair value of approximately $822.0 million at December 31, 2013. The fair value of the equity portfolio at September 30, 2014 was approximately $68.6 million, compared to a fair value of approximately $52.7 million at December 31, 2013. The fair value of the warrant portfolio at September 30, 2014 was approximately $22.4 million, compared to a fair value of approximately $35.6 million at December 31, 2013.

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

Our portfolio activity for the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013 was comprised of the following:

(in millions)	September 30, 2014	December 31, 2013
Debt Commitments (1)
New portfolio company	$486.9	$535.0
Existing portfolio company	95.9	165.1
Total	$582.7	$700.1
Funded Debt Investments
New portfolio company	$276.9	$373.1
Existing portfolio company	131.4	118.0
Total	$408.3	$491.1
Funded Equity Investments
New portfolio company	$3.7	$—
Existing portfolio company	1.4	3.9
Total	$5.1	$3.9
Unfunded Contractual Commitments (2)
Total	$242.5	$151.0
Non-Binding Term Sheets
New portfolio company	$223.0	$28.0
Existing portfolio company	—	10.0
Total	$223.0	$38.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)

The amount for September 30, 2014 includes unfunded contractual commitments in 33 new and existing portfolio companies. Approximately $138.5 million of these unfunded contractual commitments as of September 30, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2014, we received approximately $316.5 million in aggregate principal repayments. Of the approximately $316.5 million of aggregate principal repayments, approximately $104.9 million were scheduled principal payments, and approximately $211.6 million were early principal repayments related to 25 portfolio companies. Of the approximately $211.6 million early principal repayments, approximately $24.0 million were early repayments due to M&A transactions and initial public offerings related to four portfolio companies.

Total portfolio investment activity (inclusive of unearned income) for the nine months ended September 30, 2014 (unaudited) and for the year ended December 31, 2013 was as follows:

(in millions)	September 30, 2014	December 31, 2013
Beginning Portfolio	$910.3	$906.3
New fundings	376.5	473.6
Restructure fundings	36.9	23.6
Warrants or OID not related to current period fundings	0.7	3.5
Principal payments received on investments	(104.9)	(176.2)
Early payoffs	(211.6)	(300.6)
Restructure payoffs	—	(9.8)
Accretion of loan discounts and paid-in-kind principal	18.6	31.9
Acceleration of loan discounts and loan fees due to early payoff or restructure	(1.0)	(0.7)
New loan fees	(6.5)	(14.3)
Warrants converted to equity	2.0	0.2
Proceeds from sale of investments	(3.9)	(22.5)
Net realized (loss) on investments	(0.8)	(16.7)
Net change in unrealized appreciation (depreciation)	(17.4)	12.0
Ending Portfolio	$998.9	$910.3

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2014 (unaudited) and December 31, 2013.

	September 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$648,298	64.9%	$634,820	69.7%
Senior secured debt	282,026	28.2%	222,805	24.5%
Preferred stock	50,476	5.1%	35,554	3.9%
Common Stock	18,113	1.8%	17,116	1.9%
	$998,913	100.0%	$910,295	100.0%

The increase in senior secured debt is consistent with the overall increase in the investment portfolio at September 30, 2014 from December 31, 2013. The decrease in senior secured debt with warrants is primarily due to exercises of the our outstanding warrants to equity in four portfolio companies, with a cumulative fair value of approximately $65.0 million, during the nine months ended September 30, 2014. As a result, the existing debt investments that were included in senior secured debt with warrants at December 31, 2013 are included in senior secured debt at September 30, 2014.

A summary of our investment portfolio at value by geographic location is as follows:

	September 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$943,918	94.5%	$864,003	94.9%
Canada	25,336	2.5%	25,798	2.8%
Netherlands	19,905	2.0%	10,131	1.1%
Israel	9,754	1.0%	9,863	1.1%
England	—	—	500	0.1%
	$998,913	100.0%	$910,295	100.0%

As of September 30, 2014, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc., Good Technology, Inc., Zosano, Inc. and two companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of September 30, 2014, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime or the London Interbank Offered Rate, or LIBOR, to approximately 15%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of- term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $3.9 million and $4.0 million of unamortized fees at September 30, 2014 and December 31, 2013, respectively, and approximately $21.4 million and $14.4 million in exit fees receivable at September 30, 2014 and December 31, 2013, respectively.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $851,000 and $889,000 in PIK income during the three months ended September 30, 2014 and 2013, respectively. We recorded approximately $2.6 million and $2.7 million in PIK income during the nine months ended September 30, 2014 and 2013, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At September 30, 2014, approximately 59.4% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 40.6% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property. At September 30, 2014 we had no equipment only liens on any of our portfolio companies.

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

The effective yield on our debt investments during the three months ended September 30, 2014 and 2013 was 16.7% and 17.7%, respectively. This decrease in effective yield between periods is primarily due to the one-time fee accelerations during the three months ended September 30, 2013 that did not occur in the three months ended September 30, 2014. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter which exclude non-interest earning assets such as warrants and equity investments.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, medical device and equipment, software, internet consumer and business services, energy technology, drug delivery, specialty pharmaceuticals, communications and networking, media/content/info, consumer and business products, information services, surgical devices, healthcare services, semiconductors, biotechnology tools, diagnostic and electronics and computer hardware industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of September 30, 2014, approximately 68.9% of the fair value of our portfolio was composed of investments in five industries: 23.2% was composed of investments in the drug discovery and development industry, 13.9% was composed of investments in the medical devices and equipment industry, 11.3% was composed of investments in the software industry, 10.6% was composed of investments in the internet consumer and business services industry and 9.9% was composed of investments in the energy technology industry.
The following table shows the fair value of our portfolio by industry sector at September 30, 2014 (unaudited) and December 31, 2013:

	September 30, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$232,214	23.2%	$219,169	24.1%
Medical Devices & Equipment	139,154	13.9%	103,614	11.4%
Software	112,503	11.3%	65,218	7.2%
Internet Consumer & Business Services	106,128	10.6%	122,073	13.4%
Energy Technology	98,555	9.9%	164,466	18.1%
Drug Delivery	83,247	8.3%	62,022	6.8%
Specialty Pharmaceuticals	73,127	7.3%	20,055	2.2%
Communications & Networking	56,292	5.6%	35,979	4.0%
Media/Content/Info	29,361	2.9%	8,679	1.0%
Consumer & Business Products	25,309	2.5%	2,995	0.3%
Information Services	14,917	1.5%	46,565	5.1%
Surgical Devices	9,822	1.0%	10,307	1.0%
Healthcare Services, Other	7,666	0.8%	4,685	0.5%
Semiconductors	5,354	0.6%	29,080	3.2%
Biotechnology Tools	3,894	0.4%	5,275	0.6%
Diagnostic	775	0.1%	902	0.1%
Electronics & Computer Hardware	595	0.1%	9,211	1.0%
	$998,913	100.0%	$910,295	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the nine months ended September 30, 2014 and the year ended December 31, 2013, our ten largest portfolio companies represented approximately 28.9% and 29.3% of the total fair value of our investments in portfolio companies, respectively. At September 30, 2014 we had two investments that represent 5% or more of our net assets and at December 31, 2013, we had one investment that represented 5% or more of our net assets. At September 30, 2014, we had five equity investments representing approximately 75.1% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2013, we had six equity investments which represented approximately 75.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of September 30, 2014, 100.0% of our debt investments were in a senior secured first lien position, and approximately 98.1% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime-or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit when market interest rates may rise in the near future.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2014, we held warrants in 125 portfolio companies, with a fair value of approximately $22.4 million. The fair value of our warrant portfolio decreased by approximately 37.1%, as compared to a fair value of $35.6 million at December 31, 2013 primarily related to the reversal of unrealized appreciation related to the exercise of our warrant positions in Box, Inc. ($8.3 million) and Neuralstem, Inc. ($751,000) to preferred stock and unrealized depreciation related to collateral based impairments of approximately $2.9 million on nine of our warrant positions due to poor company performance.

Our existing warrant holdings currently would require us to invest approximately $83.2 million to exercise such warrants as of September 30, 2014. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.01x to 14.91x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and nine months ended September 30, 2014 and 2013 (unaudited). We did not hold any Control investments at either September 30, 2014 or 2013.

(in thousands)			Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
Portfolio Company	Type	Fair Value at September 30, 2014	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$316	$—	$(36)	$—	$—	$—	$(156)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,029	—	(23)	—	—	—	(67)	—	—
Stion Corporation	Affiliate	2,500	138	606	—	—	1,777	(2,634)	—	—
		$8,845	$138	$547	$—	$—	$1,777	$(2,857)	$—	$—

(in thousands)			Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
Portfolio Company	Type	Fair Value at September 30, 2013	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$523	$—	$(487)	$—	$—	$—	$(1,143)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	12,374	566	(505)	—	—	1,693	(325)	—	—
		$12,897	$566	$(992)	$—	$—	$1,693	$(1,468)	$—	$—

During the year ended December 31, 2013 Stion Corporation became classified as an affiliate.

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2014 (unaudited) and December 31, 2013, respectively:

(in thousands)	September 30, 2014			December 31, 2013
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	22	$279,330	30.8%	15	$162,586	19.8%
2	42	422,940	46.6%	42	429,804	52.3%
3	18	155,187	17.1%	18	184,692	22.5%
4	5	28,253	3.1%	4	30,687	3.7%
5	6	22,213	2.4%	5	14,219	1.7%
		$907,923	100.0%		$821,988	100.0%

As of September 30, 2014, our debt investments had a weighted average investment grading of 2.07, as compared to 2.20 at December 31, 2013. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

At September 30, 2014, we had three debt investments on non-accrual with a cumulative cost and fair value of approximately $21.7 million and $6.5 million, respectively. At December 31, 2013 we had two debt investments on non-accrual with a cumulative cost and fair value of approximately $23.3 million and $12.6 million, respectively.

Results of Operations

Comparison of the three and nine month periods ended September 30, 2014 and 2013

Investment Income

Total investment income for the three months ended September 30, 2014 was approximately $37.0 million as compared to approximately $41.0 million for the three months ended September 30, 2013. Total investment income for the nine months ended September 30, 2014 was approximately $106.8 million as compared to approximately $106.5 million for the nine months ended September 30, 2013.

Interest income for the three months ended September 30, 2014 totaled approximately $33.3 million as compared to approximately $36.2 million for the three months ended September 30, 2013. Interest income for the nine months ended September 30, 2014 totaled approximately $94.7 million as compared to approximately $95.4 million for the nine months ended September 30, 2013. The decrease in interest income for both the three and nine months ended September 30, 2014 as compared to the same periods ended September 30, 2013 is primarily attributable to a lower weighted average yielding loan portfolio balance outstanding and a decrease in default interest income, partially offset by an increase in acceleration of loan exit fees related to early payoffs and loan restructurings.

Income from commitment, facility and loan related fees for the three months ended September 30, 2014 totaled approximately $3.7 million as compared to approximately $4.8 million for the three months ended September 30, 2013. Income from commitment, facility and loan related fees for the nine months ended September 30, 2014 totaled approximately $12.1 million as compared to approximately $11.1 million for the nine months ended September 30, 2013. The decrease in fee income for the three months ended September 30, 2014 is primarily attributable to fewer one-time fees as well as a lower weighted average yielding loan portfolio balance outstanding compared to the three months ended September 30, 2013. The increase in fee income for the nine months ended September 30, 2014 as compared to September 30, 2013 is primarily attributable to an increase in acceleration of commitment and facility fees related to early payoffs and loan restructurings as well as an increase in prepayment penalties collected on early payoffs.

The following table shows the PIK-related activity for the nine months ended September 30, 2014 and 2013, at cost (unaudited):

	Nine Months Ended September 30,
(in thousands)	2014	2013
Beginning PIK loan balance	$4,982	$3,309
PIK interest capitalized during the period	1,990	2,410
Payments received from PIK loans	(1,786)	(824)
Ending PIK loan balance	$5,186	$4,895

The increase in payments received from PIK loans during the nine months ended September 30, 2014 is due to the addition of seven PIK loans which have incurred PIK capitalizations during the period partially offset by the paydown of four PIK loans during the nine months ended September 30, 2014.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $17.0 million and $19.5 million during the three months ended September 30, 2014 and 2013, respectively. Operating expenses totaled approximately $49.9 million and $52.3 million during the nine months ended September 30, 2014 and 2013, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $7.9 million and $8.7 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $24.7 million and $26.1 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in both the three and nine months was primarily attributable to the lower weighted average balances outstanding on our SBA obligations, Convertible Senior Notes, and Asset Backed Notes due to the payoff of $34.8 million of SBA debentures in the first quarter of 2014, the settlement of $34.1 million of our Convertible Senior Notes during the third quarter of 2014, and the amortization of our Asset Backed Notes from a balance of $89.6 million as of December 31, 2013 to $28.0 million as of September 30, 2014. Interest expense decreased by approximately $950,000 related to Convertible Senior Notes settled prior to the interest payment date, offset by interest and fees on our 6.25% notes due 2024 (the “2024 Notes”) issued in the third quarter of 2014.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 6.6% and 6.0% for the three months ended September 30, 2014 and 2013, respectively, and a weighted average cost of debt of approximately 6.6% and 6.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in both periods was primarily driven by the acceleration of fees related to the early payoffs of SBA obligations and our Asset-Backed Notes as described above.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $2.4 million from $2.2 million for the three months ended September 30, 2014 and 2013, respectively. This increase was primarily due to increased rent expense and outside consulting fees offset by decreased legal fees. Expenses increased to $7.0 million from $6.8 million for the nine months ended September 30, 2014 and 2013, respectively. This increase was primarily due to increased rent expense and marketing expense offset by decreased accounting fees and legal fees.

Employee Compensation

Employee compensation and benefits totaled approximately $3.9 million for the three months ended September 30, 2014 as compared to approximately $7.0 million for the three months ended September 30, 2013 and approximately $11.4 million for the nine months ended September 30, 2014 as compared to approximately $15.0 million for the nine months ended September 30, 2013. The decrease for both comparative periods was primarily due to decreasing our 2014 variable compensation accrued for the three and nine months ended September 30, 2014 as compared to the variable compensation accrued for the three and nine months ended September 30, 2013.

Stock-based compensation totaled approximately $2.8 million for the three months ended September 30, 2014 as compared to approximately $1.6 million for the three months ended September 30, 2013 and approximately $6.8 million for the nine months ended September 30, 2014 as compared to approximately $4.3 million for the nine months ended September 30, 2013. The increase for both comparative periods was primarily due to the increase of restricted stock units granted in April 2014 (981,550 shares) as compared to restricted stock units granted in March 2013 (606,001 shares).

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between us and U.S. Bank National Association, during the three months ended June 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible through September 30, 2014. As of September 30, 2014, holders of approximately $34.1 million of our Convertible Senior Notes exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 924,000 shares of the Company’s common stock.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the three and nine months ended September 30, 2014 was approximately $1.0 million and was classified as a component of net investment income in our Consolidated Statements of Operations.

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

A summary of realized gains and losses for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Realized gains	$5,882	$7,827	$13,755	$17,476
Realized losses	(218)	(702)	(748)	(6,167)
Net realized gains	$5,664	$7,125	$13,007	$11,309

During the three months ended September 30, 2014 and 2013, we recognized net realized gains of approximately $5.7 million and $7.1 million, respectively. During the three months ended September 30, 2014, we recorded gross realized gains of approximately $5.9 million primarily from the sale of investments in two portfolio companies, including Acceleron Pharma ($3.1 million) and IPA Holdings ($1.5 million). These gains were partially offset by gross realized losses of approximately $218,000 from the liquidation of our investments in two portfolio companies.

During the three months ended September 30, 2013, we recorded gross realized gains of approximately $7.8 million primarily from the sale of investments in three portfolio companies, including iWatt, Inc. ($4.7 million), AcelRx, Inc. ($1.1 million) and Facebook, Inc. ($728,000). These gains were partially offset by gross realized losses of approximately $460,000 from the liquidation of our investments in six portfolio companies.

During the nine months ended September 30, 2014 and 2013, we recognized net realized gains of approximately $13.0 million and $11.3 million, respectively. During the nine months ended September 30, 2014, we recorded gross realized gains of approximately $13.8 million primarily from the sale of investments in six portfolio companies, including Acceleron Pharma ($4.0 million), Neuralstem ($1.7 million), IPA Holdings ($1.5 million), Cell Therapeutics ($1.3 million), Trulia ($1.0 million) and Portola Pharmaceuticals ($700,000). These gains were partially offset by gross realized losses of approximately $748,000 from the liquidation of our investments in eight portfolio companies.

During the nine months ended September 30, 2013, we recorded gross realized gains of approximately $17.5 million primarily from the sale of investments in eight portfolio companies. These gains were partially offset by gross realized losses of approximately $6.2 million from the liquidation of our investments in nineteen portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Gross unrealized appreciation on portfolio investments	$12,656	$28,760	$48,230	$58,168
Gross unrealized depreciation on portfolio investments	(17,753)	(15,626)	(59,699)	(44,117)
Reversal of prior period net unrealized appreciation upon a realization event	(4,273)	(6,196)	(6,761)	(13,599)
Reversal of prior period net unrealized depreciation upon a realization event	219	2,335	849	7,977
Net unrealized (depreciation) on taxes payable	(212)	—	(604)	—
Net unrealized appreciation (depreciation) on escrow receivables	(309)	(923)	(465)	564
Citigroup warrant participation	190	(54)	146	45
Net unrealized appreciation (depreciation) on portfolio investments	$(9,482)	$8,296	$(18,304)	$9,038

During the three months ended September 30, 2014, we recorded approximately $9.5 million of net unrealized depreciation, of which $9.1 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $1.1 million is attributed to net unrealized depreciation on our debt investments which primarily related to $2.1 million unrealized depreciation for collateral based impairments on nine portfolio companies. Approximately $4.2 million is attributed to net unrealized depreciation on our equity investments which primarily related to the $3.6 million reversal of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Acceleron Pharma. Additionally, approximately $3.8 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $2.1 million of unrealized depreciation on our public portfolio company investments and $1.0 million of unrealized depreciation on three private portfolio company investments due to declines in portfolio company performance.

Net unrealized depreciation increased by approximately $212,000 as a result of estimated taxes payable for the three months ended September 30, 2014.

Net unrealized depreciation further increased by approximately $309,000 as a result of reducing escrow receivables for the three months ended September 30, 2014 related to merger and acquisition transactions closed on former portfolio companies.

During the three months ended September 30, 2014, net unrealized depreciation was offset by approximately $190,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement due to the sale of shares of Acceleron Pharma that were subject to the agreement.

During the three months ended September 30, 2013, we recorded approximately $8.3 million of net unrealized appreciation, of which $9.3 million is net unrealized appreciation from our debt, equity and warrant investments.  Approximately $7.3 million is attributed to net unrealized appreciation on equity, which primarily resulted from appreciation of our investment in Virident Systems due to the announcement of the portfolio company’s acquisition by Western Digital, Inc. Approximately $2.1 million is attributed to net unrealized appreciation on our debt investments, which primarily resulted from fair value adjustments made as a result of a decrease in interest rates reflected in our current quarter effective yield offset by $3.4 million of  unrealized depreciation for collateral based impairments. We recorded approximately $99,000 of net unrealized depreciation on our warrant investments.

During the three months ended September 30, 2013, net unrealized appreciation decreased by approximately $54,000 as a result of appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. Additionally during the three months ended September 30, 2013, net unrealized appreciation on escrow receivables decreased by approximately $923,000, primarily due to the reversal of prior period net unrealized appreciation upon being realized as a gain.

The following table summarizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the three months ended September 30, 2014 and 2013 (unaudited).

	Three Months Ended September 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(2.1)	$(0.1)	$(0.4)	$(2.6)
Reversals of Prior Period Collateral based impairments	—	—	—	—
Reversals due to Debt Payoffs & Warrant/Equity sales	0.5	(3.9)	(0.3)	(3.7)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(1.2)	(2.1)	(3.3)
Level 3 Assets	0.5	1.0	(1.0)	0.5
Total Fair Value Market/Yield Adjustments	0.5	(0.2)	(3.1)	(2.8)
Total Unrealized Appreciation/(Depreciation)	$(1.1)	$(4.2)	$(3.8)	$(9.1)

	Three Months Ended September 30, 2013
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(3.4)	$—	$(0.1)	$(3.5)
Reversals due to Debt Payoffs & Warrant/Equity sales	1.4	(0.7)	(3.1)	(2.4)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	2.0	1.9	3.9
Level 3 Assets	4.1	6.0	1.2	11.3
Total Fair Value Market/Yield Adjustments	4.1	8.0	3.1	15.2
Total Unrealized Appreciation/(Depreciation)	$2.1	$7.3	$(0.1)	$9.3

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

During the nine months ended September 30, 2014, we recorded approximately $18.3 million of net unrealized depreciation, of which $17.4 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $7.8 million is attributed to net unrealized depreciation on our debt investments which primarily related to $12.6 million of unrealized depreciation for collateral based impairments on nine portfolio companies. Approximately $18.3 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $8.3 million of net unrealized depreciation due to the exercise of our warrants in Box, Inc. to equity and $1.9 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. This unrealized depreciation was offset by approximately $8.7 million of net unrealized appreciation on our equity investments, including approximately $8.4 million of net unrealized appreciation due to the exercise of our warrants in Box, Inc. to equity.

Net unrealized depreciation increased by approximately $604,000 as a result of estimated taxes payable for the nine months ended September 30, 2014.

Net unrealized depreciation further increased by approximately $465,000 as a result of reducing escrow receivables for the nine months ended September 30, 2014 related to merger and acquisition transactions closed on former portfolio companies.

During the nine months ended September 30, 2014, net unrealized depreciation was offset by approximately $146,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement due to the sale of shares of Acceleron Pharma that were subject to the agreement.

During the nine months ended September 30, 2013, we recorded approximately $9.0 million of net unrealized appreciation of which approximately $8.4 million is net unrealized appreciation from our debt, equity and warrant investments. Approximately $14.7 million is attributed to net unrealized appreciation on equity which primarily resulted from appreciation of our investment in Virident Systems due to the announcement of the portfolio company’s acquisition by Western Digital, Inc. of approximately $7.2 million and approximately $2.7 million due to the reversal of prior period net unrealized depreciation upon being realized as a loss. Approximately $3.9 million is attributed to net unrealized appreciation on our warrant investments, of which approximately $10.9 million is due to the reversal of prior period net unrealized appreciation upon being realized as a gain and $2.7 million is due to the reversal of prior period net unrealized depreciation upon being realized as a loss. We recorded approximately $10.2 million of net unrealized depreciation on our debt investments, which primarily related to $10.3 million of unrealized depreciation for collateral based impairments on with portfolio companies.

For the nine months ended September 30, 2013, net unrealized appreciation increased by approximately $45,000 as a result of depreciation during the nine months ended September 30, 2013 of fair value on the pool of warrants collateralized under the warrant participation agreement.

The following table summarizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category for the nine months ended September 30, 2014 and 2013 (unaudited).

	Nine Months Ended September 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(12.6)	$(1.2)	$(2.9)	$(16.7)
Reversals of Prior Period Collateral based impairments	—	0.6	—	0.6
Reversals due to Debt Payoffs & Warrant/Equity sales	0.3	(4.7)	(9.7)	(14.1)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	3.7	(2.4)	1.3
Level 3 Assets	4.5	10.3	(3.3)	11.5
Total Fair Value Market/Yield Adjustments	4.5	14.0	(5.7)	12.8
Total Unrealized Appreciation/(Depreciation)	$(7.8)	$8.7	$(18.3)	$(17.4)

	Nine Months Ended September 30, 2013
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(10.3)	$—	$(0.1)	$(10.4)
Reversals due to Debt Payoffs & Warrant/Equity sales	1.6	2.7	(8.2)	(3.9)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	2.0	3.2	5.2
Level 3 Assets	(1.5)	10.0	9.0	17.5
Total Fair Value Market/Yield Adjustments	(1.5)	12.0	12.2	22.7
Total Unrealized Appreciation/(Depreciation)	$(10.2)	$14.7	$3.9	$8.4

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2014 and 2013, the net increase in net assets resulting from operations totaled approximately $15.2 million and approximately $37.0 million, respectively. For the nine months ended September 30, 2014 and 2013, the net increase in net assets resulting from operations totaled approximately $50.6 million and approximately $74.5 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share were $0.24 and $0.23, respectively, for the three months ended September 30, 2014, whereas the basic and fully diluted net change in net assets per common share for the three months ended September 30, 2013 was $0.61 and $0.59,  respectively. The basic and fully diluted net change in net assets per common share was $0.80 and $0.78 for the nine months ended September 30, 2014, whereas the basic and fully diluted net change in net assets per common share for the nine months ended September 30, 2013 was $1.26 and $1.23, respectively.

For the purpose of calculating diluted earnings per share for three and nine months ended September 30, 2014 and 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price in effect ($11.42 as of September 30, 2014 and $11.69 as of September 30, 2013, respectively) for the Convertible Senior Notes for such periods.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Wells Facility, Union Bank Facility (together the “Credit Facilities”), SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, Asset-Backed Notes (as each is defined herein) and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

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

During the nine months ended September 30, 2014, we sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. We expect to use the net proceeds from the offering to make investments, to repurchase or pay liabilities and for general corporate purposes. As of September 30, 2014, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

As of September 30, 2014, approximately $34.1 million of our Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 924,000 of our common stock. Upon meeting the stock trading price conversion requirement during the three months ended September 30, 2014, the Convertible Senior Notes continue to be convertible through December 31, 2014. See “Subsequent Events”.

At September 30, 2014, we had $40.9 million of Convertible Senior Notes, $170.4 million of 2019 Notes, $103.0 million of 2024 Notes, $28.0 million of Asset-Backed Notes and $190.2 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At September 30, 2014, we had $308.6 million in available liquidity, including $158.6 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2014, we had $112.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At September 30, 2014, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At September 30, 2014, we had approximately $2.1 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the nine months ended September 30, 2014, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the nine months ended September 30, 2014, our operating activities used $34.1 million of cash and cash equivalents, compared to $4.7 million provided during the nine months ended September 30, 2013. This $38.8 million decrease in cash provided by operating activities resulted primarily from the decrease in net assets resulting from operations of approximately $24.0 million, the decrease of proceeds received from investment payoffs of approximately $19.9 million and the decrease in sale of investments of approximately $11.5 million. These decreases were partially offset by increases in unrealized appreciation on investments of approximately $27.3 million.

During the nine months ended September 30, 2014, our investing activities provided $4.1 million of cash, compared to approximately $3.9 million used during the nine months ended September 30, 2013. This $8.0 million increase in cash provided by investing activities was primarily due to a reduction of approximately $7.8 million in cash, classified as restricted cash, on assets that are securitized.

During the nine months ended September 30, 2014, our financing activities used $79.7 million of cash, compared to $21.2 million provided during the nine months ended September 30, 2013. This $100.9 million increase in cash used by financing activities was primarily due to a decrease in proceeds from issuance of common stock of $86.7 million and an increase in repayments of Asset-Backed Notes and Long-Term SBA Debentures of $34.8 million and $34.8 million, respectively, during the nine months ended September 30, 2014. In addition, during the nine months ended September 30, 2014, we paid $34.1 million in cash to settle our Convertible Senior Notes, of which $31.6 million is included in cash flows from financing activities and $2.5 million is in included in cash flows from operating activities which represents the proportional interest paid of the original issue discount. These increases in cash used by financing activities were partially offset by cash provided by the net issuance of our 2024 Notes for $99.7 million.

As of September 30, 2014, net assets totaled $656.2 million, with a net asset value per share of $10.22. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2014 our asset coverage ratio under our regulatory requirements as a business development company was 292.2%, excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 223.4% at September 30, 2014.

Outstanding Borrowings

At September 30, 2014 (unaudited) and December 31, 2013, we had the following available borrowings and outstanding amounts:

	September 30, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
2024 Notes	103,000	103,000	—	—
Asset-Backed Notes	27,951	27,951	89,557	89,557
Convertible Senior Notes (3)	40,923	40,012	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	75,000	—	30,000	—
	$682,438	$531,527	$664,921	$557,440

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At September 30, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA debentures were $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

(3)

During the three months ended September 30, 2014, holders of approximately $34.1 million of the Company’s Convertible Senior Notes exercised their conversion rights. The balance at September 30, 2014 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $911,000 at September 30, 2014 and $2.5 million at December 31, 2013.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our Credit Facilities, Convertible Senior Notes, 2019 Notes, 2024 Notes, Asset-Backed Notes and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings in order to comply with certain covenants, including the ratio of total assets to total indebtedness. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of September 30, 2014 (unaudited) and December 31, 2013 were as follows:

(in thousands)	September 30, 2014	December 31, 2013
SBA Debentures	$4,202	$5,074
2019 Notes	4,595	5,319
2024 Notes	3,288	—
Asset-Backed Notes	883	2,686
Convertible Senior Notes	485	1,323
Wells Facility	880	398
Union Bank Facility	171	—
	$14,504	$14,800

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of September 30, 2014, we had unfunded contractual commitments of approximately $242.5 million. Approximately $138.5 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, we had approximately $223.0 million of non-binding term sheets outstanding to nine new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2014 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$531,527	$363	$67,600	$192,164	$271,400
Operating Lease Obligations (5)	6,666	1,586	3,038	1,576	466
	$538,193	$1,949	$70,638	$193,740	$271,866

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $28.0 million in aggregate principal amount of the Asset-Backed Notes and $40.0 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $40.9 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $0.9 million at September 30, 2014.

(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $397,000 and $1.2 million during the three and nine months ended September 30, 2014, respectively. There was approximately $296,000 and $900,000 recorded in the same periods ended September 30, 2013, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of September 30, 2014, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at September 30, 2014. As of September 30, 2014, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2014 we held investments in HT II in 42 companies with a fair value of approximately $110.9 million, accounting for approximately 11.1% of our total portfolio at September 30, 2014.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of September 30, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of September 30, 2014. As of September 30, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2014, we held investments in HT III in 42 companies with a fair value of approximately $255.5 million accounting for approximately 25.6% of our total portfolio at September 30, 2014.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2014 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended September 30, 2014 for HT II was approximately $41.2 million with an average interest rate of approximately 4.56%. The average amount of debentures outstanding for the three months ended September 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46%.  The average amount of debentures outstanding for the nine months ended September 30, 2014 for HT II was approximately $48.6 million with an average interest rate of approximately 4.80%. The average amount of debentures outstanding for the nine months ended September 30, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%.

As of September 30, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At September 30, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding as of September 30, 2014 (unaudited) and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate(1)	September 30, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

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

As of September 30, 2014 (unaudited) and December 31, 2013, the 2019 Notes payable is comprised of:

(in thousands)	September 30, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

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

The April 2019 Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $40.9 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our Credit Facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance, LLC.

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

The September 2019 Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the $40.9 million in aggregate principal amount of the Convertible Senior Notes; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of Hercules Technology II, L.P. and Hercules Technology III, L.P. and borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

For the three and nine months ended September 30, 2014 and 2013 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$2,981	$2,981	$8,944	$8,944
Amortization of debt issuance cost	243	243	$725	725
Total interest expense and fees	$3,224	$3,224	$9,669	$9,669
Cash paid for interest expense and fees	$2,981	$2,981	$8,944	$8,944

As of September 30, 2014, we are in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

2024 Notes

On July 14, 2014, we and U.S. Bank, N.A. (the “Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between us and the Trustee, dated July 14, 2014, relating to our issuance, offer and sale of $100.0 million aggregate principal amount of 2024 Notes. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated net proceeds of approximately $99.9 million.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at our option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014, and trade on the New York Stock Exchange under the trading symbol “HTGX.”

The 2024 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness, including without limitation, the approximately $84.5 million 7.00% Senior Notes due April 30, 2019 (the “April 2019 Notes”); the approximately $85.9 million 7.00% Senior Notes due September 30, 2019 (the “September 2019 Notes” and together with the April 2019 Notes, the “2019 Notes”), the $40.9 million 6.00% Convertible Senior Notes due 2016 (the “Convertible Senior Notes and the approximately $28.0 million fixed-rate asset-backed notes (the “Asset-Backed Notes”); (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our credit facilities; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries, including without limitation, the indebtedness of HT II and HT III and any borrowings under our revolving senior secured credit facility with Wells Fargo Capital Finance.

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2014, we were in compliance with the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture.

At September 30, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three and nine months ended September 30, 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$1,068	$—	$1,068	$—
Amortization of debt issuance cost	69	—	$69	—
Total interest expense and fees	$1,137	$—	$1,137	$—
Cash paid for interest expense and fees	$278	$—	$278	$—

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

In connection with the issuance and sale of the Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The Asset-Backed Notes are secured obligations of the Issuer and are non-recourse to us. The Issuer also entered into an indenture governing the Asset-Backed Notes, which includes customary representations, warranties and covenants. The Asset-Backed Notes were sold without being registered under the Securities Act of 1933, as amended (the “Securities Act”), to “qualified institutional buyers” in compliance with the exemption from registration provided by Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” for purposes of Section 3(c)(7) under the 1940 Act. In addition, the Trust Depositor entered into an amended and restated trust agreement, which includes customary representation, warranties and covenants.

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

At September 30 2014 and December 31, 2013, the Asset Backed Notes had an outstanding principal balance of $28.0 million and $89.6 million, respectively.

Under the terms of the Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the Asset-Backed Notes. We have segregated these funds and classified them as Restricted Cash. There was approximately $2.1 million and $6.3 million of Restricted Cash as of September 30, 2014 and December 31, 2013, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. During the three months ended September 30, 2014, holders of approximately $34.1 million of our Convertible Senior Notes exercised their conversion rights. As of September 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $40.0 million

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of September 30, 2014, the conversion rate was 87.5583 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.42 per share of common stock).

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

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible through September 30, 2014. As of September 30, 2014, approximately $34.1 million of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 924,000 shares of our common stock. Upon meeting the stock trading price conversion requirement during the three months ended September 30, 2014, the Convertible Senior Notes continue to be convertible through December 30, 2014. See “Subsequent Events.”

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the three and nine months ended September 30, 2014 was approximately $1.0 million and was classified as a component of net investment income in our Consolidated Statements of Operations.

As of September 30, 2014 (unaudited) and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Principal amount of debt	$40,923	$75,000
Original issue discount, net of accretion	(911)	(2,481)
Carrying value of Convertible Senior Notes	$40,012	$72,519

For the three and nine months ended September 30, 2014 and 2013 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Stated interest expense	$184	$1,125	$2,434	$3,375
Accretion of original issue discount	197	271	738	812
Amortization of debt issuance cost	105	144	394	433
Total interest expense	$486	$1,540	$3,566	$4,620
Cash paid for interest expense	$—	$—	$2,250	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and nine months ended September 30, 2014 and 2013. Interest expense decreased by approximately $950,000 during both the three and nine months ended September 30, 2014 from the comparative periods in 2013, due to Convertible Senior Notes settled prior to the interest payment date. As of September 30, 2014, we are in compliance with the terms of the indentures governing the Convertible Senior Notes.

Wells Facility

In August 2008, we entered into a $50.0 million two-year revolving senior secured credit facility with Wells Fargo Capital Finance (the “Wells Facility”). On June 20, 2011, we renewed the Wells Facility, and the Wells Facility was further amended on August 1, 2012, December 17, 2012 and August 8, 2014. Under this senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

On August 1, 2012, we entered into an amendment to the Wells Facility that reduced the interest rate floor by 75 basis points to 4.25% and extended the maturity date by one year to August 2015. Additionally, the August 2012 amendment added an amortization period that commences on the day immediately following the end of the revolving credit availability period and ends one year thereafter on the maturity date. The August 2012 amendment also reduced the unused line fee, as further discussed below. On August 8, 2014, the Company entered into a further amendment to the Wells Facility to set the interest rate floor at 4.00% and to extend the revolving credit availability period to August 2017.

As amended, borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.00% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three and nine months ended September 30, 2014 and 2013, this non-use fee was approximately $96,000 and $284,000, respectively. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with the August 2014 amendments, the Company paid an additional $750,000 in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. As amended, these covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2014. See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

Union Bank Facility

We have a $75.0 million revolving senior secured credit facility (the “Union Bank Facility”) with Union Bank (“Union Bank”).  We originally entered into the Union Bank Facility on February 10, 2010 but, following several amendments, amended and restated the Union Bank Facility on August 14, 2014. The amendment and restatement extends the maturity date of the Union Bank Facility to August 1, 2017, increases the size of the Union Bank Facility to $75.0 million from $30.0 million, and adjusts the interest rate for LIBOR borrowings under the Union Bank Facility. LIBOR-based borrowings under the Union Bank Facility will bear interest at a rate per annum equal to LIBOR plus 2.25% with no floor, whereas previously we paid a per annum interest rate on such borrowings equal to LIBOR plus 2.50% with a floor of 4.00%. Other borrowings under the Union Bank Facility, which are based on a reference rate instead of LIBOR, will continue to bear interest at a rate per annum equal to the reference rate (which is the greater of the federal funds rate plus 1.00% and a periodically announced Union Bank index rate) plus the greater of (i) 4.00% minus the reference rate and (ii) 1.00%. We continue to have the option of determining which type of borrowing to request under the Union Bank Facility. Subject to certain conditions, the amendment also removes a previous ceiling on the amount of certain unsecured indebtedness that we may incur.

Union Bank has made commitments to lend up to $75.0 million in aggregate principal amount. The Union Bank Facility contains an accordion feature, pursuant to which we may increase the size of the Union Bank Facility to an aggregate principal amount of $300.0 million by bringing in additional lenders, subject to the approval of Union Bank and other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings.

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and nine months ended September 30, 2014, this non-use fee was approximately $50,000 and $100,000, respectively. For the three and nine months ended September 30, 2013, this non-use fee was approximately $38,000 and $114,000, respectively. The amount that we may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

We have various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that we maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at September 30, 2014.

At September 30, 2014 there were no borrowings outstanding on this facility.

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

During the nine months ended September 30, 2014, we reduced our realized gain by approximately $270,000 for Citigroup’s participation in the gain on sale of equity securities which were obtained from exercising a portfolio company warrant which was included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $146,000 as a result of year to date depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement. The value of their participation right on unrealized gains in the related equity investments was approximately $224,000 as of September 30, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $1.9 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and March 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
			$9.99

*	Dividend paid in cash and stock.

On October 29, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on November 24, 2014 to shareholders of record as of November 17, 2014. This dividend represents our thirty-seventh consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.99 per share.

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

At September 30, 2014, approximately 83.3% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related markets, including technology, biotechnology, life science and energy and renewables technology industries. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

ASC 820 establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. ASC 820 also requires disclosure for fair value measurements based on the level within the hierarchy of the information used in the valuation. ASC 820 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2014 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$82,606	Originated Within 6 Months	Origination Yield	9.79% - 17.50%	12.58%
	224,002	Market Comparable Companies	Hypothetical Market Yield	7.45% - 16.07%	13.07%
			Premium/(Discount)	(1.00%) - 0.50%
Medical Devices	46,070	Originated Within 6 Months	Origination Yield	8.20% - 16.56%	13.90%
	74,172	Market Comparable Companies	Hypothetical Market Yield	11.72% - 23.60%	14.88%
			Premium/(Discount)	(1.00%) - 1.50%
	9,367	Liquidation(c)	Probability weighting of alternative outcomes	25.00% - 75.00%
Technology	79,778	Originated Within 6 Months	Origination Yield	6.86% - 43.33%	14.39%
	104,927	Market Comparable Companies	Hypothetical Market Yield	3.48% - 19.44%	14.09%
			Premium/(Discount)	(0.50%) - 0.50%
	161	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Energy Technology	30,000	Originated Within 6 Months	Origination Yield	14.16%	14.16%
	58,209	Market Comparable Companies	Hypothetical Market Yield	12.25% - 17.53%	15.39%
			Premium/(Discount)	(0.50%) - 1.00%
	5,492	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 80.00%
Lower Middle Market	61,546	Market Comparable Companies	Hypothetical Market Yield	11.59% - 15.90%	13.80%
			Premium/(Discount)	0.00% - 0.50%
	17,737	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 75.00%

		Debt Investments Where Fair Value Approximates Cost
	91,917	Imminent Payoffs
	21,939	Debt Investments Maturing in Less than One Year
	$907,923	Total Level Three Debt Investments

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

(b)	Weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (c)
Pharmaceuticals	$25,811	Originated Within 6 Months	Origination Yield	12.56% - 14.53%	13.36%
	250,607	Market Comparable Companies	Hypothetical Market Yield	13.83% - 15.47%	14.13%
			Premium/(Discount)	(1.00%) - 0.00%
Medical Devices	46,900	Originated Within 6 Months	Origination Yield	13.54% - 17.37%	14.87%
	34,723	Market Comparable Companies	Hypothetical Market Yield	14.32% - 17.37%	15.23%
			Premium/(Discount)	(1.00%) - 1.00%
Technology	18,796	Originated Within 6 Months	Origination Yield	10.62% - 15.97%	14.26%
	98,290	Market Comparable Companies	Hypothetical Market Yield	14.72% - 21.08%	15.48%
			Premium/(Discount)	0.00% - 1.00%
	1,643	Liquidation	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology	32,597	Originated Within 6 Months	Origination Yield	14.68% - 15.87%	15.17%
	108,238	Market Comparable Companies	Hypothetical Market Yield	15.37%	15.37%
			Premium/(Discount)	(0.50%) - 1.50%
Lower Middle Market	121,347	Market Comparable Companies	Hypothetical Market Yield	14.83% - 19.73%	16.12%
			Premium/(Discount)	0.00% - 1.00%
	31,818	Broker Quote (b)	Price Quotes	99.50% - 100.25% of par
			Par Value	$2.0 - $22.5 million
	12,576	Liquidation	Probability weighting of alternative outcomes	20.00% - 80.00%

		Debt Investments Where Fair Value Approximates Amortized Cost
	15,906	Imminent Payoffs
	22,236	Debt Investments Maturing in Less than One Year
	500	Convertible Debt at Par
	$821,988	Total Level Three Debt Investments

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

(b)	A broker quote valuation technique was used to derive the fair value of debt investments which are part of a syndicated facility.
(c)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$9,434	Market Comparable Companies	EBITDA Multiple (b)	4.6x - 22.8x	8.9x
			Revenue Multiple (b)	0.8x - 3.7x	2.2x
			Discount for Lack of Marketability (c)	9.24% - 35.82%	16.55%
			Average Industry Volatility (d)	54.11% - 97.91%	61.99%
			Risk-Free Interest Rate	0.10% - 0.89%	0.15%
			Estimated Time to Exit (in months)	10 - 32	11
	42,307	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	34.93% - 84.30%	55.96%
			Risk-Free Interest Rate	0.10% - 1.38%	0.21%
			Estimated Time to Exit (in months)	17 - 47	11
Warrant Investments	7,980	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 96.6x	17.1x
			Revenue Multiple (b)	0.3x - 13.9x	3.7x
			Discount for Lack of Marketability (c)	11.76% - 35.82%	21.98%
			Average Industry Volatility (d)	38.61% - 90.38%	62.85%
			Risk-Free Interest Rate	0.05% - 1.38%	0.71%
			Estimated Time to Exit (in months)	7 - 47	27
	9,783	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.91% - 97.91%	67.12%
			Risk-Free Interest Rate	0.05% - 2.66%	0.82%
			Estimated Time to Exit (in months)	7 - 48	28
Total Level Three Warrant and Equity Investments	$69,504

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

(b)	Represents amounts used when we have determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when we have determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2013 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range
Equity Investments	$10,244	Market Comparable Companies	EBITDA Multiple (b)	8.6x - 17.7x
			Revenue Multiple (b)	0.7x - 13.8x
			Discount for Lack of Marketability (c)	9.1% - 23.6%
			Average Industry Volatility (d)	43.4% - 110.7%
			Risk-Free Interest Rate	0.1% - 0.4%
			Estimated Time to Exit (in months)	6 - 30
	9,289	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	45.6% - 109.7%
			Risk-Free Interest Rate	0.1% - 0.9%
			Estimated Time to Exit (in months)	6 - 42
	18,127	Other	Average Industry Volatility (d)	44.0%
			Risk-Free Interest Rate	0.1%
			Estimated Time to Exit (in months)	12
Warrant Investments	10,200	Market Comparable Companies	EBITDA Multiple (b)	5.0x - 51.4x
			Revenue Multiple (b)	0.5x - 13.8x
			Discount for Lack of Marketability (c)	6.4% - 36.0%
			Average Industry Volatility (d)	21.3% - 110.7%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	6 - 48
	8,913	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	35.7% - 109.9%
			Risk-Free Interest Rate	0.1% - 2.7%
			Estimated Time to Exit (in months)	3 - 48
	9,595	Other	Average Industry Volatility (d)	44.0% - 56.9%
			Risk-Free Interest Rate	0.1% - 1.0%
			Estimated Time to Exit (in months)	12 - 48
Total Level Three Warrant and Equity Investments	$66,368

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

We apply a procedure for debt investments that assumes a sale of investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. We determine the yield at inception for each debt investment. We then use senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt security and the measurement date. Industry specific indices are used to benchmark/assess market based movements. Under this process, we also evaluate the collateral for recoverability of the debt investments as well as apply all of its historical fair value analysis.

We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

Our process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yields and interest rate spreads of similar securities as of the measurement date. We value our syndicated debt investments using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

We record unrealized depreciation on investments when we believe that an investment has decreased in value, including where collection of a debt investment is doubtful or, if under the in-exchange premise, when the value of a debt security is less than the amortized cost of the investment. Conversely, where appropriate, we record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, that our investment has also appreciated in value or, if under the in-exchange premise, the value of a debt security is greater than amortized cost.

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

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At September 30, 2014, we had three debt investments on non-accrual with a cumulative cost and approximate fair value of $21.7 million and $6.5 million, respectively, compared to two debt investments on non-accrual at December 31, 2013 a cumulative cost and approximate fair market value of $23.3 million and $12.6 million, respectively.

Paid-In-Kind and End of Term Income

Contractual paid-in-kind (“PIK”) interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $851,000 and $889,000 in PIK income during the three months ended September 30, 2014 and 2013, respectively. We recorded approximately $2.6 million and $2.7 million in PIK income during the nine months ended September 30, 2014 and 2013, respectively.

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

We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Certain fees may still be recognized as one-time fees, including prepayment penalties, fees related to select covenant default waiver fees and acceleration of previously deferred loan fees and OID related to early loan pay-off or material modification of the specific debt outstanding.

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

Subsequent Events

Dividend Declaration

On October 29, 2014 the Board of Directors declared a cash dividend of $0.31 per share to be paid on November 24, 2014 to shareholders of record as of November 17, 2014. This dividend represents our thirty-seventh consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $9.99 per share.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes, or the Convertible Senior Notes, due 2016. As of September 30, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $40.0 million.

The Convertible Senior Notes are convertible into shares of our common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Senior Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.42 per share of common stock, in each case subject to adjustment in certain circumstances. Upon meeting the stock trading price conversion requirement during the three months ended September 30, 2014, the Convertible Senior Notes continue to be convertible through December 31, 2014.

Subsequent to September 30, 2014 and as of November 3, 2014, approximately $23.1 million of the Convertible Senior Notes were converted. Of the $23.1 million, approximately $416,000 of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 7,500 shares of the Company’s common stock in October 2014, and approximately $22.7 million of the Convertible Senior Notes converted and will be settled in November 2014. We expect to generate an expense of approximately $1.0 million in the fourth quarter of 2014 related to these conversions.

2021 Asset Backed Notes

On November 4, 2014, Hercules Capital Funding Trust 2014-1, our newly-formed wholly owned subsidiary, priced a $129.3 million of fixed-rate asset-backed notes (the “2021 Asset Backed Notes”). The 2021 Asset Backed Notes are anticipated to be rated A(sf) on the Closing Date by Kroll Bond Rating Agency, Inc. (“KBRA”). The securitization is expected to close on November 13, 2014 and is subject to customary closing conditions.

The 2021 Asset Backed Notes will be issued by Hercules Capital Funding Trust 2014-1, LLC, as Trust Depositor, Hercules Capital Funding Trust 2014-1, as Issuer, and Guggenheim Securities, LLC, as Initial Purchaser. The 2021 Asset Backed Notes will be backed by a revolving pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies. The underlying loans will continue to be serviced by us. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. The fixed interest rate on the 2021 Asset Backed Notes will be 3.524%. The 2021 Asset Backed Notes will have a stated maturity of April 16, 2021.

Closed and Pending Commitments

As of November 3, 2014, Hercules has:

a.	Closed debt and equity commitments of approximately $83.7 million to new and existing portfolio companies.
b.	Pending commitments (signed non-binding term sheets) of approximately $211.3 million. The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1 - September 30, 2014 Closed Commitments	$587.7
Q4-14 Closed Commitments (as of November 3, 2014)	$83.7
Total Year-to-date 2014 Closed Commitments (a)	$671.4
Pending Commitments (as of November 3, 2014)(b)	$211.3
Year to date 2014 Closed and Pending Commitments	$882.7

Notes:

a.

Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of September 30, 2014, we held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Dance Biopharm, Inc., Good Technology, Inc., Zosano, Inc. and two companies which filed confidentially under the JOBS Act. Subsequent to September 30, 2014, Dance Biopharm, Inc. withdrew their Form S-1 Registration Statement. In October 2014, our portfolio company Neothetics, Inc. filed a Form S-1 Registration Statement and in November 2014, our portfolio company Inotek Pharmaceuticals Corporation filed a Form S-1 Registration Statement. In addition, subsequent to September 30, 2014 the following current and former portfolio companies announced or completed M&A transactions or initial public offerings:

1.

In October 2014, InterCloud Systems, Inc. completed its acquisition of our portfolio company VaultLogix, LLC. The transaction consists of $16 million in cash, $12.75 million in restricted common stock, $11.5 million of which was valued at $16.50 per share, with the balance valued at market price, and $15.5 million in three year convertible seller notes, convertible at a fixed price of $6.37 per share.

2.

In October 2014, AVG Technologies completed its acquisition of our portfolio company Location Labs. Under the terms of the agreement, AVG will pay approximately $140 million initially, plus up to an additional approximately $80 million in cash consideration over the next two years based on the achievement of certain performance metrics and milestones.

3.	In October 2014, Premiere Global Services, Inc. completed its acquisition of Hercules portfolio company Central Desktop, Inc. Financial terms were not disclosed.
4.

In October 2014, Breg, Inc. and our portfolio company United Orthopedic Group, Inc. announced that they had merged. United Orthopedic Group, Inc. will operate as a wholly-owned subsidiary of Breg, Inc. and financial terms were not disclosed.

5.

In October 2014, our portfolio company SiTime Corporation reached a definitive agreement to be acquired by MegaChips Corporation in a transaction valued at approximately $200.0 million, subject to customary closing conditions.

6.

In October 2014, our portfolio company Transcept Pharmaceuticals, Inc. completed its merger with our portfolio company Paratek Pharmaceuticals, Inc. in an all-stock transaction. Immediately prior to the merger, Paratek received gross proceeds of $93.0 million from a combination of current and new investors.

7.

In October 2014, our former portfolio company Zayo Group Holdings, Inc. completed its initial public offering of 24,079,002 shares of its common stock, consisting of 16,008,679 shares sold by the portfolio company and 8,070,323 shares sold by the selling stockholders (including shares sold by the selling stockholders pursuant to the exercise in full of the underwriters’ option to purchase additional shares), at a price to the public of $19.00 per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2014, approximately 98.1% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change(1)	Income	Expense	Income
100	$6,819	$—	$6,819
200	$13,198	$—	$13,198
300	$21,489	$—	$21,489
400	$30,260	$—	$30,260
500	$39,070	$—	$39,070

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2014, we did not engage in interest rate hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes and Asset-Backed Notes, that could affect the net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes and Asset-Backed Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2014 that represent greater than 5% of our net assets:

	September 30, 2014
(in thousands)	Fair Value	Percentage of Net Assets
Merrimack Pharmaceuticals, Inc.	$48,121	7.3%
Alimera Sciences, Inc.	$33,895	5.2%

Merrimack Pharmaceuticals, Inc. is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines paired with companion diagnostics for the treatment of serious diseases, with an initial focus on cancer.

Alimera Sciences, Inc. is a biopharmaceutical company that specializes in the research, development and commercialization of prescription ophthalmic pharmaceuticals.

Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

—	sudden electrical or telecommunications outages;
—	natural disasters such as earthquakes, tornadoes and hurricanes;
—	disease pandemics;
—	events arising from local or larger scale political or social matters, including terrorist acts; and
—	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended September 30, 2014, we issued approximately 76,000 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.2 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.*
10.2	Second Amended and Restated Loan and Security Agreement between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of August 14, 2014.(1)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)   Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 19, 2014.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)
Dated: November 6, 2014	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 6, 2014	/S/ JESSICA BARON
Jessica Baron
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.*
10.2	Second Amended and Restated Loan and Security Agreement between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of August 14, 2014.(1)
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)   Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 19, 2014.