Form 10-K
period 2014-12-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2015-03-02
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(650) 289-3060

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.001 per share 7.00% Notes due 2019 7.00% Notes due 2019 6.25% Notes due 2024	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Large accelerated filer  ☒             Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $970.5 million based upon a closing price of $16.16 reported for such date on the New York Stock Exchange. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not intended and shall not be deemed to be an admission that, such persons are affiliates of the Registrant.

On February 26, 2015, there were 64,707,137 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after the close of the registrant’s year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

GENERAL

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related industries, including technology, biotechnology, life science, and energy and renewables technology at all stages of development. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, and McLean, VA.

Our goal is to be the leading structured debt financing provider for venture capital-backed companies in technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, biotechnology, life science, and energy and renewables technology and to offer a full suite of growth capital products. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies but also have investments in public companies.

We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the  Investment Company Act of 1940, as amended, or the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through our two wholly-owned small business investment companies, or SBICs. Our SBIC subsidiaries, Hercules Technology II, L.P., or HT II, and Hercules Technology III, L.P., or HT III, hold approximately $150.5 million and $314.8 million in assets, respectively, and accounted for approximately 9.1% and 19.1% of our total assets, respectively, prior to consolidation at December 31, 2014. As of December 31, 2014, the maximum statutory limit on the dollar amount of combined outstanding Small Business Administration, or SBA, guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. At December 31, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries. See “— Regulation—Small Business Administration Regulations” for additional information regarding our SBIC subsidiaries.

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

CORPORATE HISTORY AND OFFICES

We are a Maryland corporation formed in December 2003 that began investment operations in September 2004. We are an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company under the  1940 Act. As a business development company, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. A business development company also must meet a coverage ratio of total net assets to total senior securities, which include all of our borrowings (including accrued interest payable) except for debentures issued by the SBA and any preferred stock we may issue in the future, of at least 200% subsequent to each borrowing or issuance of senior securities. See “—Regulation as a Business Development Company—.”

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology-related companies at various stages of their development. Consistent with regulatory requirements, we invest primarily in United States based companies and, to a lesser extent, in foreign companies.

We focus our investments in companies active in the technology industry sub-sectors characterized by products or services that require advanced technologies, including, but not limited to, computer software and hardware, networking systems, semiconductors, semiconductor capital equipment, information technology infrastructure or services, internet consumer and business services, telecommunications, telecommunications equipment, renewable or alternative energy, media and life science. Within the life science sub-sector, we generally focus on medical devices, bio-pharmaceutical, drug discovery, drug delivery, health care services and information systems companies. Within the energy technology sub-sector, we focus on sustainable and renewable energy technologies and energy efficiency and monitoring technologies. We refer to all of these companies as “technology-related” companies and intend, under normal circumstances, to invest at least 80% of the value of our assets in such businesses

Effective January 1, 2006, we elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. Pursuant to this election, we generally will not have to pay corporate-level taxes on any income that we distribute to our stockholders. However, our qualification and election to be treated as a RIC requires that we comply with provisions contained in the Code. For example, as a RIC we must receive 90% or more of our income from qualified earnings, typically referred to as “good income,” as well as satisfy asset diversification and income distribution requirements. As an investment company, we follow accounting and reporting guidance as set forth in Accounting Standards Codification (“ASC”) 946.

Our principal executive offices are located at 400 Hamilton Avenue, Suite 310, Palo Alto, California 94301, and our telephone number is (650) 289-3060. We also have offices in Boston, MA, New York, NY and McLean, VA. We maintain a website on the Internet at www.htgc.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report.

We file annual, quarterly and current periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. This information is available at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the operation of the SEC’s public reference room by calling the SEC at (202) 551-8090. In addition, the SEC maintains an Internet website, at www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers, including us, who file documents electronically with the SEC.

OUR MARKET OPPORTUNITY

We believe that technology-related companies compete in one of the largest and most rapidly growing sectors of the U.S. economy and that continued growth is supported by ongoing innovation and performance improvements in technology products as well as the adoption of technology across virtually all industries in response to competitive pressures. We believe that an attractive market opportunity exists for a specialty finance company focused primarily on investments in structured debt with warrants in technology- related companies for the following reasons:

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

The unique cash flow characteristics of many technology-related companies typically include significant research and development expenditures and high projected revenue growth thus often making such companies difficult to evaluate from a credit perspective. In addition, the balance sheets of these companies often include a disproportionately large amount of intellectual property assets, which can be difficult to value. Finally, the speed of innovation in technology and rapid shifts in consumer demand and market share add to the difficulty in evaluating technology-related companies.

Due to the difficulties described above, we believe traditional lenders generally refrain from entering the structured debt financing marketplace, instead preferring the risk-reward profile of asset based lending. Traditional lenders generally do not have flexible product offerings that meet the needs of technology-related companies. The financing products offered by traditional lenders typically impose on borrowers many restrictive covenants and conditions, including limiting cash outflows and requiring a significant depository relationship to facilitate rapid liquidation.

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

OUR BUSINESS STRATEGY

Our strategy to achieve our investment objective includes the following key elements:

Leverage the Experience and Industry Relationships of Our Management Team and Investment Professionals. We have assembled a team of experienced investment professionals with extensive experience as venture capitalists, commercial lenders, and originators of structured debt and equity investments in technology-related companies. Our investment professionals have, on average, more than 15 years of experience as equity investors in, and/or lenders to, technology-related companies. In addition, our team members have originated structured debt, debt with warrants and equity investments in over 313 technology-related companies, representing over $4.9 billion in commitments from inception to December 31, 2014, and have developed a network of industry contacts with investors and other participants within the venture capital and private equity communities. In addition, members of our management team also have operational, research and development and finance experience with technology-related companies. We have established contacts with leading venture capital and private equity fund sponsors, public and private companies, research institutions and other industry participants, which should enable us to identify and attract well-positioned prospective portfolio companies.

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

Deal Sourcing Through Our Proprietary Database. We have developed a proprietary and comprehensive structured query language-based (SQL) database system to track various aspects of our investment process including sourcing, originations, transaction monitoring and post-investment performance. As of December 31, 2014, our proprietary SQL-based database system included approximately 42,000 technology-related companies and approximately 9,100 venture capital firms, private equity sponsors/investors, as well as various other industry contacts. This proprietary SQL system allows us to maintain, cultivate and grow our industry relationships while providing us with comprehensive details on companies in the technology-related industries and their financial sponsors.

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

We expect that our investments will generally range from $1.0 million to $40.0 million. We typically structure our debt securities to provide for amortization of principal over the life of the loan, but may include a period of interest-only payments. Our loans will be collateralized by a security interest in the borrower’s assets, although we may not have the first claim on these assets and the assets may not include intellectual property. Our debt investments carry fixed or variable contractual interest rates which generally ranged from the prevailing U.S. prime rate, or Prime or the LIBOR rate to approximately 14% as of December 31, 2014. As of December 31, 2014, 98.2% of our loans were at floating rates or floating rates with a floor and 1.8% of the loans were at fixed rates.

In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual payment-in-kind, or PIK, interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

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

•

Equity-Related Securities. The equity-related securities we hold consist primarily of warrants or other equity interests generally obtained in connection with our structured debt investments. In addition to the warrants received as a part of a structured debt financing, we typically receive the right to make equity investments in a portfolio company in connection with that company’s next round of equity financing. We may also on certain debt investments have the right to convert a portion of the debt investment into equity. These rights will provide us with the opportunity to further enhance our returns over time through opportunistic equity investments in our portfolio companies. These equity-related investments are typically in the form of preferred or common equity and may be structured with a dividend yield, providing us with a current return, and with customary anti-dilution protection and preemptive rights. We may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to buy back the equity-related securities we hold. We may also make stand-alone direct equity investments into portfolio companies in which we may not have any debt investment in the company. As of December 31, 2014, we held equity related securities in 143 portfolio companies.

A comparison of the typical features of our various investment alternatives is set forth in the chart below.

	Structured debt with warrants	Senior Debt	Equipment Loans	Equity related Securities
Typical Structure	Term debt with warrants	Term or revolving debt	Term debt with warrants	Preferred stock or common stock
Investment Horizon	Long-term, ranging from 2 to 7 years, with an average of 3 years	Usually under 3 years	Ranging from 3 to 4 years	Ranging from 3 to 7 years

Ranking/Security	Senior secured, either first out or last out, or second lien	Senior/First lien	Secured only by underlying equipment	None/unsecured

Covenants	Less restrictive; Mostly financial	Generally borrowing base and financial	None	None

Risk Tolerance	Medium/High	Low	High	High

Coupon/Dividend	Cash pay—fixed and floating rate; PIK in limited cases	Cash pay—floating or fixed rate	Cash pay-floating or fixed rate and may include PIK	Generally none

Customization or Flexibility	More flexible	Little to none	Little to none	Flexible

Equity Dilution	Low to medium	None to low	Low	High

Investment Criteria

We have identified several criteria, among others, that we believe are important in achieving our investment objective with respect to prospective portfolio companies. These criteria, while not inclusive, provide general guidelines for our investment decisions.

Portfolio Composition. While we generally focus our investments in venture capital-backed companies in technology-related industries, we seek to diversify across various financial sponsors as well as across various stages of companies’ development and various technology industry sub-sectors and geographies. As of December 31, 2014, approximately 60.7% of the fair value of our portfolio was composed of investments in four industries: 26.2% was composed of investments in the drug discovery and development industry, 13.5% was composed of investments in the medical devices and equipment industry, 12.3% was composed of investments in the software industry and 8.7% was composed of investments in the drug delivery industry.

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

Our investment process is summarized in the following chart:

Origination

The origination process for our investments includes sourcing, screening, preliminary due diligence and deal structuring and negotiation, all leading to an executed non-binding term sheet. As of December 31, 2014, our investment origination team, which consists of approximately 39 investment professionals, is headed by our Chief Investment Officer and our Chief Executive Officer. The origination team is responsible for sourcing potential investment opportunities and members of the investment origination team use their extensive relationships with various leading financial sponsors, management contacts within technology-related companies, trade sources, technology conferences and various publications to source prospective portfolio companies. Our investment origination team is divided into special opportunity lower middle market, technology, energy technology, and life science sub-teams to better source potential portfolio companies.

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

Approval Process. The sponsoring managing director or principal presents the investment memorandum to our investment committee for consideration. The approval of a majority of our investment committee and an affirmative vote by our Chief Executive Officer is required before we proceed with any investment. The members of our investment committee are our Chief Executive Officer, our Chief Financial Officer, and our Chief Investment Officer. The investment committee generally meets weekly and more frequently on an as-needed basis.

Documentation

Our documentation group, administers the documentation process for our investments. This group is responsible for documenting the transactions approved by our investment committee with a prospective portfolio company. This group negotiates loan documentation and, subject to appropriate approvals, final documents are prepared for execution by all parties. The documentation group generally uses the services of external law firms to complete the necessary documentation.

Loan and Compliance Administration

Our loan and compliance administration group, headed by our Chief Financial Officer and Chief Investment Officer, administers loans and tracks covenant compliance, if applicable, of our investments and oversees periodic reviews of our critical functions to ensure adherence with our internal policies and procedures. After funding of a loan in accordance with the investment committee’s approval, the loan is recorded in our loan administration software and our SQL-based database system. The loan and compliance administration group is also responsible for ensuring timely interest and principal payments and collateral management as well as advising the investment committee on the financial performance and trends of each portfolio company, including any covenant violations that occur, to aid us in assessing the appropriate course of action for each portfolio company and evaluating overall portfolio quality. In addition, the loan and compliance administration group advises the investment committee and the Audit Committee of our Board of Directors, accordingly, regarding the credit and investment grading for each portfolio company as well as changes in the value of collateral that may occur.

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

Credit and Investment Grading System. Our loan and compliance administration group uses an investment grading system to characterize and monitor our outstanding loans. Our loan and compliance administration group monitors and, when appropriate, recommends changes to investment grading. Our investment committee reviews the recommendations and/or changes to the investment grading, which are submitted on a quarterly basis to the Audit Committee and our Board of Directors for approval.

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

At December 31, 2014, our investments had a weighted average investment grading of 2.24.

Managerial Assistance

As a business development company, we are required to offer, and provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may, from time to time, receive fees for these services. In the event that such fees are received, they are incorporated into our operating income and are passed through to our shareholders, given the nature of our structure as an internally managed business development company. See “—Regulation—Significant Managerial Assistance” for additional information.

COMPETITION

Our primary competitors provide financing to prospective portfolio companies and include non-bank financial institutions, federally or state chartered banks, venture debt funds, financial institutions, venture capital funds, private equity funds, investment funds and investment banks. Many of these entities have greater financial and managerial resources than we have, and the 1940 Act imposes certain regulatory restrictions on us as a business development company to which many of our competitors are not subject. However, we believe that few of our competitors possess the expertise to properly structure and price debt investments to venture capital-backed companies in technology-related industries. We believe that our specialization in financing technology-related companies will enable us to determine a range of potential values of intellectual property assets, evaluate the business prospects and operating characteristics of prospective portfolio companies and, as a result, identify investment opportunities that produce attractive risk-adjusted returns. For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to our Business and Structure—We operate in a highly competitive market for investment opportunities, and we may not be able to compete effectively.”

BROKERAGE ALLOCATIONS AND OTHER PRACTICES

Because we generally acquire and dispose of our investments in privately negotiated transactions, we typically do not use brokers in the normal course of business. However, from time to time, we may work with brokers to sell positions we have acquired in the securities of publicly listed companies or to acquire positions (principally equity) in companies where we see a market opportunity to acquire such securities at attractive valuations. In cases where we do use a broker, we do not execute transactions through any particular broker or dealer, but will seek to obtain the best net results for Hercules, taking into account such factors as price (including the applicable brokerage commission or dealer spread), size of order, difficulty of execution, and operational facilities of the firm and the firm’s risk and skill in positioning blocks of securities. While we generally seek reasonably competitive execution costs, we may not necessarily pay the lowest spread or commission available. Subject to applicable legal requirements, we may select a broker based partly upon brokerage or research services provided to us. In return for such services, we may pay a higher commission than other brokers would charge if we determine in good faith that such commission is reasonable in relation to the services provided.

EMPLOYEES

As of December 31, 2014, we had 65 employees, including approximately 39 investment and portfolio management professionals, all of whom have extensive experience working on financing transactions for technology-related companies.

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

Significant Managerial Assistance

Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

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

On May 2, 2007, we received approval from the SEC on our request for exemptive relief that permits us to issue restricted stock to our employees, officers and directors. On June 21, 2007, our shareholders approved amendments to the 2004 Equity Incentive Plan and 2006 Non-Employee Incentive Plan (collectively, the “Plans”) permitting such restricted grants. The maximum amount of shares that may be issued under the Plans will be 10% of the outstanding shares of our common stock on the effective date of the Plans plus 10% of the outstanding number of shares of our common stock issued or delivered by us (other than pursuant to compensation plans) during the term of the Plans. The amount of voting securities that would result from the exercise of all of our outstanding warrants, options, and rights, if any, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of our outstanding voting securities, except that if such amount would exceed 15% of our outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options, and rights, if any, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of our outstanding voting securities.

On June 22, 2010 we received approval from the SEC on our request for exemptive relief that permits our employees to exercise their stock options and restricted stock and pay any related income taxes using a cashless exercise program.

In 2014, we and our affiliates filed an exemptive application with the SEC to permit greater flexibility to negotiate the terms of potential co-investments with us and our affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. This exemptive application is still pending, and there can be no assurance that we will receive exemptive relief from the SEC to permit us to co-invest with our affiliates. Under the terms of such relief permitting us to co-invest with our affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objective and strategies.

Other

We will be periodically examined by the SEC for compliance with the Exchange Act and the 1940 Act.

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

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.

Small Business Administration Regulations

We make investments in qualifying small businesses through our two wholly-owned SBIC subsidiaries, HT II and HT III. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2014, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

We intend to seek an additional SBIC license to ensure continued access to the maximum statutory limit of SBA guaranteed debentures under the SBIC program, which currently is $225.0 million for a group of SBICs under common control, subject to periodic adjustments by the SBA. We have formed Hercules Technology IV, L.P. for that purpose. There can be no assurance of when or if we will receive SBA approval for another SBIC license. In addition, legislation has been proposed that would increase the total SBIC leverage capacity for a group of SBICs under common control from $225.0 million to $350.0 million. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2014 as a result of having sufficient capital as defined under the SBA regulations.

HT II and HT III hold approximately $150.5 million and $314.8 million in assets, respectively, and accounted for approximately 9.1% and 19.1% of our total assets prior to consolidation at December 31, 2014.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Such distributions would be taxable to our stockholders and provided certain holding period and other requirements were met, could qualify for treatment as “qualified dividend income” eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributions would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

DETERMINATION OF NET ASSET VALUE

We determine the net asset value per share of our common stock quarterly. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding. As of the date of this report, we do not have any preferred stock outstanding.

At December 31, 2014, 78.6% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(3) the Audit Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee, which incorporates the results of the independent valuation firm as appropriate, and

(4) the Audit Committee discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged.

In making a good faith determination of the value of our investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to original issue discount, or OID, if any, and PIK interest or other receivables which have been accrued to principal as earned. The Company then applies the valuation methods as set forth below.

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

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we will provide to the SEC in a registration statement to which a prospectus will be a part) to suspend the offering of shares of our common stock pursuant to a prospectus if the net asset value fluctuates by certain amounts in certain circumstances until such prospectus is amended, the Board of Directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such, events or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

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

Risks Related to our Business Structure

We are dependent upon key management personnel for their time availability and for our future success, particularly Manuel A. Henriquez, our Chief Executive Officer, and if we are not able to hire and retain qualified personnel, or if we lose any member of our senior management team, our ability to implement our business strategy could be significantly harmed.

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

A number of entities compete with us to make the types of investments that we plan to make in prospective portfolio companies. We compete with a large number of venture capital and private equity firms, as well as with other investment funds, business development companies, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. For example, some competitors may have a lower cost of funds and/or access to funding sources that are not available to us. This may enable some competitors to make loans with interest rates that are comparable to or lower than the rates that we typically offer. A significant increase in the number and/or the size of our competitors, including traditional commercial lenders and other financing sources, in technology-related industries could force us to accept less attractive investment terms. We may miss opportunities if we do not match competitors’ pricing, terms and structure. If we do match competitors’ pricing, terms or structure, we may experience decreased net interest income and increased risk of credit losses. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish more relationships and build their market shares. Furthermore, many potential competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or that the Code imposes on us as a RIC. If we are not able to compete effectively, our business, financial condition, and results of operations will be adversely affected. As a result of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities, or that we will be able to fully invest our available capital.

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

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leverage would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not used leverage. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly, our stockholders will bear the cost associated with our leverage activity. If we are not able to service our substantial indebtedness, our business could be harmed materially.

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and MUFG Union Bank, N.A. (the “Union Bank Facility,” and together with the Wells Facility, our “Credit Facilities”) our Convertible Senior Notes, our 2019 Notes, our 2024 Notes,  our 2017 Asset-Backed Notes and our 2021 Asset-Backed Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of December 31, 2014, we did not have any outstanding borrowings under our Credit Facilities. In addition, as of December 31, 2014, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $17.7 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”), approximately $170.4 million in aggregate principal amount of 7.00% senior notes due 2019 (the “2019 Notes”), approximately $103.0 million in aggregate principal amount of 6.25% senior notes due 2024 (the “2024 Notes”), approximately $16.0 million in aggregate principal amount of fixed rate asset-backed notes issued in December 2012 (the “2017 Asset-Backed Notes”) in connection with our $230.7 million debt securitization (the “2012 Debt Securitization”) and approximately $129.3 million in aggregate principal amount of fixed rate asset-backed notes  issued in November 2014 (the “2021 Asset-Backed Notes” together with the 2017 Asset Backed Notes, the “Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization,” together with the 2012 Debt Securitization, the “Debt Securitizations”).

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

As a business development company, generally, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2014 our asset coverage ratio under our regulatory requirements as a business development company was 250.8% excluding our SBIC debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

	Annual Return on Our Portfolio
	(Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to stockholder(1)	(24.83%)	(14.97%)	(5.11%)	4.74%	14.60%

(1)

Assumes $1.3 billion in total assets, $626.6 million in debt outstanding, $658.9 million in stockholders’ equity, and an average cost of funds of 5.38%, which is the approximate average cost of borrowed funds, including our Credit Facilities, our Convertible Senior Notes, 2019 Notes, 2024 Notes, our SBA debentures and our Asset-Backed Notes for the period ended December 31, 2014. Actual interest payments may be different.

It is likely that the terms of any current or future long-term or revolving credit or warehouse facility we may enter into in the future could constrain our ability to grow our business.

Under our borrowings and our Credit Facilities, current lenders have, and any future lender or lenders may have, fixed dollar claims on our assets that are senior to the claims of our stockholders and, thus, will have a preference over our stockholders with respect to our assets in the collateral pool. Our Credit Facilities and borrowings also subject us to various financial and operating covenants, including, but not limited to, maintaining certain financial ratios and minimum tangible net worth amounts. Future credit facilities and borrowings will likely subject us to similar or additional covenants. In addition, we may grant a security interest in our assets in connection with any such credit facilities and borrowings.

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

In addition to regulatory requirements that restrict our ability to raise capital, our Credit Facilities, the Convertible Senior Notes, the 2019 Notes and the 2024 Notes contain various covenants which, if not complied with, could require accelerated repayment under the facility or require us to repurchase the Convertible Senior Notes, the 2019 Notes and the 2024 Notes thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay dividends.

The credit agreements governing our Credit Facilities, the Convertible Senior Notes, the 2019 Notes, and the 2024 Notes require us to comply with certain financial and operational covenants. These covenants require us to, among other things, maintain certain financial ratios, including asset coverage, debt to equity and interest coverage. Our ability to continue to comply with these covenants in the future depends on many factors, some of which are beyond our control. There are no assurances that we will be able to comply with these covenants. Failure to comply with these covenants would result in a default which, if we were unable to obtain a waiver from the lenders under our Credit Facilities or the trustee or holders under the Convertible Senior Notes and could accelerate repayment under the facilities or the Convertible Senior Notes, the 2019 Notes or 2024 Notes and thereby have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay dividends. In addition, holders of the Convertible Senior Notes will have the right to require us to repurchase the Convertible Senior Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Borrowings.”

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

We are subject to certain risks as a result of our interests in connection with the Debt Securitizations and our equity interest in the Securitization Issuers.

On December 19, 2012, in connection with the 2012 Debt Securitization and the offering of the 2017 Asset-Backed Notes by Hercules Capital Funding Trust 2012-1 (the “2012 Securitization Issuer”), we sold and/or contributed to Hercules Capital Funding 2012-1 LLC, as trust depositor (the “2012 Trust Depositor”), certain senior loans made to certain of our portfolio companies (the “2012 Loans”), which the 2012 Trust Depositor in turn sold and/or contributed to the 2012 Securitization Issuer in exchange for 100% of the equity interest in the 2012 Securitization Issuer, cash proceeds and other consideration. Following these transfers, the 2012 Securitization Issuer, and not the 2012 Trust Depositor or us, held all of the ownership interest in the 2012 Loans.

In addition, on November 13, 2014, in connection with the 2014 Debt Securitization and the offering of the 2021 Asset-Backed Notes by Hercules Capital Funding Trust 2014-1 (the “2014 Securitization Issuer,” together with the 2012 Securitization Issuer, the “Securitization Issuers”), we sold and/or contributed to Hercules Capital Funding 2014-1 LLC, as trust depositor (the “2014 Trust Depositor,” together with the 2014 Trust Depositor, the “Trust Depositors”), certain senior loans made to certain of our portfolio companies (the “2014 Loans,” together with the 2012 Loans, the “Loans”), which the 2014 Trust Depositor in turn sold and/or contributed to the 2014 Securitization Issuer in exchange for 100% of the equity interest in the 2014 Securitization Issuer, cash proceeds and other consideration. Following these transfers, the 2014 Securitization Issuer, and not the 2014 Trust Depositor or us, held all of the ownership interest in the 2014 Loans.

As a result of the Debt Securitizations, we hold, indirectly through the 2012 Trust Depositor and the 2014 Trust Depositor, 100% of the equity interests in the 2012 Securitization Issuer and 2014 Securitization Issuer, respectively. As a result, we consolidate the financial statements of the Trust Depositors and the Securitization Issuers, as well as our other subsidiaries, in our consolidated financial statements. Because the Trust Depositors and the Securitization Issuers are disregarded as entities separate from their owners for U.S. federal income tax purposes, the sale or contribution by us to the Trust Depositors, and by the Trust Depositors to the Securitization Issuers, as applicable, did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service (“IRS”) were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.

Further, a failure of the 2012 Securitization Issuer or the 2014 Securitization Issuer to be treated as a disregarded entity for U.S. federal income tax purposes would constitute an event of default pursuant to the indenture under the 2012 Debt Securitization or the indenture under the 2014 Debt Securitization, respectively, upon which the trustee under the 2012 Debt Securitization (the “2012 Trustee”) or the trustee under the 2014 Debt Securitization (the “2014 Trustee,” together with the 2012 Trustee, the “Trustees”), respectively, may and will at the direction of a supermajority of the holders of the 2017 Asset-Backed Notes (the “2017 Noteholders”) or at the direction of a supermajority of the holders of the 2021 Asset-Backed Notes (the “2021 Noteholders,” together with the 2017 Noteholders, the “Noteholders”), respectively, declare the 2017 Asset-Backed Notes or 2021 Asset-Backed Notes, respectively, to be immediately due and payable and exercise remedies under the applicable indenture, including (i) to institute proceedings for the collection of all amounts then payable on the 2017 Asset-Backed Notes or the 2021 Asset-Backed Notes, respectively, or under the applicable indenture, enforce any judgment obtained, and collect from the 2012 Securitization Issuer or 2014 Securitization Issuer, respectively, and any other obligor upon the 2017 Asset-Backed Notes or the 2021 Asset-Backed Notes, respectively, monies adjudged due; (ii) institute proceedings from time to time for the complete or partial foreclosure of the applicable indenture with respect to the property of the 2012 Securitization Issuer or the 2014 Securitization Issuer, respectively; (iii) exercise any remedies as a secured party under the relevant UCC and take other appropriate action under applicable law to protect and enforce the rights and remedies of the 2012 Trustee or 2014 Trustee, respectively, and the 2017 Noteholders and 2021 Noteholders, respectively; or (iv) sell the property of the 2012 Securitization Issuer or the 2014 Securitization Issuer, respectively, or any portion thereof or rights or interest therein at one or more public or private sales called and conducted in any matter permitted by law. Any such exercise of remedies could have a material adverse effect on our business, financial condition, results of operations or cash flows.

An event of default in connection with either  Debt Securitization could give rise to a cross-default under our other material indebtedness.

The documents governing our other material indebtedness contain customary cross-default provisions that could be triggered if an event of default occurs in connection with either Debt Securitization. An event of default with respect to our other indebtedness could lead to the acceleration of such indebtedness and the exercise of other remedies as provided in the documents governing such other indebtedness. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We may not receive cash distributions in respect of our indirect ownership interests in the Securitization Issuers.

Apart from fees payable to us in connection with our role as servicer of the Loans and the reimbursement of related amounts under the documents governing the Debt Securitizations, we receive cash in connection with the Debt Securitizations only to the extent that the Trust Depositors receive payments in respect of their respective equity interests in the Securitization Issuers. The respective holders of the equity interests in the Securitization Issuers are the residual claimants on distributions, if any, made by the respective Securitization Issuers after the respective Noteholders and other claimants have been paid in full on each payment date or upon maturity of the Asset-Backed Notes, subject to the priority of payments under the Debt Securitization documents governing the Debt Securitizations. To the extent that the value of a Securitization Issuer’s portfolio of loans is reduced as a result of conditions in the credit markets (relevant in the event of a liquidation event), other macroeconomic factors, distressed or defaulted loans or the failure of individual portfolio companies to otherwise meet their obligations in respect of the loans, or for any other reason, the ability of a Securitization Issuer to make cash distributions in respect of a Trust Depositor’s equity interests would be negatively affected and consequently, the value of the equity interests in the Securitization Issuer would also be reduced. In the event that we fail to receive cash indirectly from the Securitization Issuers, we could be unable to make distributions, if at all, in amounts sufficient to maintain our status as a RIC.

The interests of the Noteholders may not be aligned with our interests.

The Asset-Backed Notes are debt obligations ranking senior in right of payment to the rights of the holder of the equity interests in the Securitization Issuers, as residual claimants in respect of distributions, if any, made by the Securitization Issuers. As such, there are circumstances in which the interests of the Noteholders may not be aligned with the interests of holders of the equity interests in the Securitization Issuers. For example, under the terms of the documents governing each Debt Securitization, the respective Noteholders have the right to receive payments of principal and interest prior to holders of the equity interests.

For as long as the Asset-Backed Notes remain outstanding, the respective Noteholders have the right to act in certain circumstances with respect to the Loans in ways that may benefit their interests but not the interests of the respective holders of the equity interests in the Securitization Issuers, including by exercising remedies under the documents governing the Debt Securitizations.

If an event of default occurs, the respective Noteholders will be entitled to determine the remedies to be exercised, subject to the terms of the documents governing the Debt Securitizations. For example, upon the occurrence of an event of default with respect to the Asset-Backed Notes, the applicable Trustee may and will at the direction of the holders of a supermajority of the applicable Asset-Backed Notes declare the principal, together with any accrued interest, of the notes to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the applicable Securitization Issuer. The Asset-Backed Notes then outstanding will be paid in full before any further payment or distribution on the equity interest is made. There can be no assurance that there will be sufficient funds through collections on the applicable Loans or through the proceeds of the sale of the applicable Loans in the event of a bankruptcy or insolvency to repay in full the obligations under the Asset-Backed Notes, or to make any distribution to holders of the equity interests in the Securitization Issuers.

Remedies pursued by the Noteholders could be adverse to our interests as the indirect holder of the equity interests in the Securitization Issuers. The Noteholders have no obligation to consider any possible adverse effect on such other interests. Thus, there can be no assurance that any remedies pursued by the Noteholders will be consistent with the best interests of the Trust Depositors or that we will receive, indirectly through the Trust Depositors, any payments or distributions upon an acceleration of the Asset-Backed Notes. Any failure of the Securitization Issuers to make distributions in respect of the equity interests that we indirectly hold, whether as a result of an event of default and the acceleration of payments on the Asset-Backed Notes or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

Certain events related to the performance of Loans could lead to the acceleration of principal payments on the Asset-Backed Notes.

The following constitute rapid amortization events (“Rapid Amortization Events”) under the documents governing each Debt Securitization: (i) the aggregate outstanding principal balance of delinquent 2012 Loans or 2014 Loans, respectively, and restructured 2012 Loans or 2014 Loans, respectively, that would have been delinquent 2012 Loans or 2014 Loans, respectively, had such loans not become restructured loans exceeds 10% of the current aggregate outstanding principal balance of the 2012 Loans or 2014 Loans, respectively, for a period of three consecutive months; (ii) the aggregate outstanding principal balance of defaulted 2012 Loans or 2014 Loans, respectively, exceeds 5% of the initial outstanding principal balance of the 2012 Loans or outstanding principal balance of the 2014 Loans, respectively, determined as of December 19, 2012 for the 2012 Notes and November 13, 2014 for the 2014 Notes, for a period of three consecutive months; (iii) the aggregate outstanding principal balance of the 2017 Asset-Backed Notes or 2021 Asset-Backed Notes, respectively, exceeds the borrowing base for a period of three consecutive months; (iv) the 2012 Securitization Issuer’s pool of 2012 Loans or the 2014 Securitization Issuer’s pool of 2014 Loans contains 2012 Loans or 2014 Loans, respectively, to ten or fewer obligors; and (v) the occurrence of an event of default under the documents governing the respective Debt Securitization. After a Rapid Amortization Event has occurred, subject to the priority of payments under the documents governing each Debt Securitization, principal collections on the 2012 Loans or 2014 Loans, respectively, will be used to make accelerated payments of principal on the 2017 Asset-Backed Notes or the 2021 Asset-Backed Notes, respectively, until the principal balance of the 2017 Asset-Backed Notes or the 2021 Asset-Back Notes, respectively, is reduced to zero. Such an event could delay, reduce or eliminate the ability of either or both Securitization Issuers to make distributions in respect of the equity interests that we indirectly hold, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in our inability to make distributions sufficient to maintain our status as a RIC.

We have certain repurchase obligations with respect to the Loans transferred in connection with the Debt Securitizations.

As part of the Debt Securitizations, we entered into a sale and contribution agreement and a sale and servicing agreement under which we would be required to repurchase any Loan (or participation interest therein) which was sold to the Securitization Issuers in breach of certain customary representations and warranty made by us or by the Trust Depositors with respect to such Loan or the legal structure of the Debt Securitizations. To the extent that there is a breach of such representations and warranties and we fail to satisfy any such repurchase obligation, a Trustee may, on behalf of the respective Securitization Issuer, bring an action against us to enforce these repurchase obligations.

Because most of our investments typically are not in publicly-traded securities, there is uncertainty regarding the value of our investments, which could adversely affect the determination of our net asset value.

At December 31, 2014, portfolio investments, which are valued at fair value by the Board of Directors, were approximately 78.6% of our total assets. We expect our investments to continue to consist primarily of securities issued by privately-held companies, the fair value of which is not readily determinable. In addition, we are not permitted to maintain a general reserve for anticipated loan losses. Instead, we are required by the 1940 Act to specifically value each investment and record an unrealized gain or loss for any asset that we believe has increased or decreased in value.

There is no single standard for determining fair value in good faith. We value these securities at fair value as determined in good faith by our Board of Directors, based on the recommendations of our Audit Committee. In making a good faith determination of the value of these securities, we generally start with the cost basis of each security, which includes the amortized OID and PIK interest, if any. The Audit Committee uses its best judgment in arriving at the fair value of these securities. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while applying a valuation process for the types of investments we make, which includes but is not limited to deriving a hypothetical exit price. However, the Board of Directors retains ultimate authority as to the appropriate valuation of each investment. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. We adjust quarterly the valuation of our portfolio to reflect the Board of Directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Our investments in a portfolio company, whether debt, equity, or a combination thereof, may lead to our receiving material non-public information (“MNPI”) or obtaining ‘control’ of the target company.  Our ability to exit an investment where we have MNPI or control could be limited and could result in a realized loss on the investment.

If we receive MNPI, or a controlling interest in a portfolio company, our ability to divest ourselves from a debt or equity investment could be restricted.  Causes of such restriction could include market factors, such as liquidity in a private stock, or limited trading volume in a public company’s securities, or regulatory factors, such as the receipt of MNPI or insider blackout periods, where we are under legal obligation not to sell. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

Regulations governing our operations as a business development company may affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.

Our business will require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such transaction may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders and the issuance of preferred stock could have the effect of delaying, deferring, or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

As a business development company, we may not acquire any assets other than “qualifying assets” as defined under the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business –Regulation.”

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

If we fail to continuously qualify as a business development company, we might be subject to regulation as a registered closed-end investment company under the 1940 Act, which would significantly decrease our operating flexibility, and lead to situations where we might have to restrict our borrowings, reduce our leverage, sell securities and pursue other activities that we are allowed to engage in as a business development company. In addition, failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. For additional information on the qualification requirements of a business development company, see “Item 1. Business – Regulation.”

To the extent OID and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include OID instruments and contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

In accordance with U.S. federal tax requirements, we include in income for tax purposes certain amounts that we have not yet received in cash, such as contractual PIK interest arrangements, which represents contractual interest added to a loan balance and due at the end of such loan’s term. In addition to the cash yields received on our loans, in some instances, our loans generally include one or more of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees or prepayment fees. In some cases our loans also include contractual PIK interest arrangements. The increases in loan balances as a result of contractual PIK arrangements are included in income for the period in which such PIK interest was accrued, which is often in advance of receiving cash payment, and are separately identified on our statements of cash flows. We also may be required to include in income for tax purposes certain other amounts prior to receiving the related cash.

Any warrants that we receive in connection with our debt investments will generally be valued as part of the negotiation process with the particular portfolio company. As a result, a portion of the aggregate purchase price for the debt investments and warrants will be allocated to the warrants that we receive. This will generally result in “original issue discount” for tax purposes, which we must recognize as ordinary income, increasing the amount that we are required to distribute to qualify for the federal income tax benefits applicable to RICs. Because these warrants generally will not produce distributable cash for us at the same time as we are required to make distributions in respect of the related OID, if ever, we would need to obtain cash from other sources or to pay a portion of our distributions using shares of newly issued common stock, consistent with IRS requirements, to satisfy such distribution requirements.

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

Under applicable Treasury regulations and certain private rulings issued by the IRS, RICs are permitted to treat certain distributions payable in up to 80% in their stock, as taxable dividends that will satisfy their annual distribution obligations for federal income tax and excise tax purposes provided that shareholders have the opportunity to elect to receive the distribution in cash. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock. We may in the future determine to distribute taxable dividends that are partially payable in our common stock.

We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability or the value of our portfolio

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest-earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will generally accrue interest at fixed rates.

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

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments

Our realized gains are reduced by amounts paid pursuant to the warrant participation agreement.

Citigroup Global Markets Realty Corp. (“Citigroup”), a former credit facility provider to Hercules, has an equity participation right through a warrant participation agreement (the “Warrant Participation Agreement”) on the pool of loans and certain warrants formerly collateralized under its then existing credit facility (the “Citibank Credit Facility”). Pursuant to the Warrant Participation Agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. As a result, Citigroup is entitled to 10% of the realized gains on certain warrants until the realized gains paid to Citigroup pursuant to the agreement equals $3,750,000 (the “Maximum Participation Limit”). The obligations under the Warrant Participation Agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2014, we reduced our realized gain by approximately $465,000 for Citigroup’s participation in the realized gain on sale of equity securities that were obtained from exercising portfolio company warrants which were included in the collateral pool. We recorded a decrease on participation liability and an increase on unrealized appreciation by a net amount of approximately $270,000 as a result of depreciation of fair value on the pool of warrants as a result of the sale of shares in Acceleron Pharma, Inc., Merrimack Pharmaceuticals, Inc., Portola Pharmaceuticals, Inc. and Everyday Health, Inc. that were subject to the agreement. The remaining value of their participation right on unrealized gains in the related equity investments was approximately $101,000 as of December 31, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid approximately $2.1 million under the Warrant Participation Agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the Warrant Participation Agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup Warrant Participation Agreement are set to expire between February 2016 and January 2017.

Legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). If recent legislation in the U.S. House of Representatives  is passed, or similar legislation is introduced, it would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

Two of our wholly-owned subsidiaries are licensed by the U.S. Small Business Administration, and as a result, we will be subject to SBA regulations.

Our wholly-owned subsidiaries HT II and HT III are licensed to act as SBICs and are regulated by the SBA. HT II and HT III hold approximately $150.5 million and $314.8 million in assets, respectively, and they accounted for approximately 9.1% and 19.1% of our total assets, respectively, prior to consolidation at December 31, 2014. The SBIC licenses allow our SBIC subsidiaries to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

Under current SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $19.5 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs  from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause HT II and HT III to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If either HT II or HT III fail to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/ or limit HT II or HT III from making new investments. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2014 as a result of having sufficient capital as defined under the SBA regulations. See “Item 1. Business — Regulation—Small Business Administration Regulations.”

SBA regulations limit the outstanding dollar amount of SBA guaranteed debentures that may be issued by an SBIC or group of SBICs under common control.

The SBA regulations currently limit the dollar amount of SBA-guaranteed debentures that can be issued by any one SBIC to $150.0 million or to a group of SBICs under common control to $225.0 million. Bills have been proposed  in the U.S. Senate that would increase the total SBIC leverage capacity for affiliated SBIC funds from $225.0 million to $350.0 million. However, the ultimate form and likely outcome of such legislation or any similar legislation cannot be predicted.

An SBIC may not borrow an amount in excess of two times (and in certain cases, up to three times) its regulatory capital. As of December 31, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC Subsidiaries, which is the maximum allowed for a group of SBICs under common control. During times that we reach the maximum dollar amount of SBA-guaranteed debentures permitted, and if we require additional capital, our cost of capital is likely to increase, and there is no assurance that we will be able to obtain additional financing on acceptable terms.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our Board may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the market price of our common stock. Nevertheless, any such changes could materially and adversely affect our business and impair our ability to make distributions to our stockholders.

Changes in laws or regulations governing our business could negatively affect the profitability of our operations.

Changes in the laws or regulations, or the interpretations of the laws and regulations, which govern business development companies, SBICs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations, in addition to applicable foreign and international laws and regulations, and are subject to judicial and administrative decisions that affect our operations, including our loan originations maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures, and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, then we may have to incur significant expenses in order to comply or we may have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, then we may lose licenses needed for the conduct of our business and be subject to civil fines and criminal penalties, any of which could have a material adverse effect upon our business results of operations or financial condition.

Our business is subject to increasingly complex corporate governance, public disclosure and accounting requirements that could adversely affect our business and financial results.

We are subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, or NYSE, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. On July 21, 2010, the Dodd-Frank Wall Street Reform and Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act, and the SEC has adopted, and will continue to adopt, additional rules and regulations that may impact us. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

In addition, our failure to keep pace with such rules, or for our management to appropriately address compliance with such rules fully and in a timely manner, exposes us to an increasing risk of inadvertent non-compliance.  While the Company’s management team takes reasonable efforts to ensure that the Company is in full compliance with all laws applicable to its operations, the increasing rate and extent of regulatory change increases the risk of a failure to comply, which may result in our ability to operate our business in the ordinary course or may subject us to potential fines, regulatory findings or other matters that may materially impact our business.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunication outages;
•	natural disasters such as earthquakes, tornadoes and hurricanes;
•	disease pandemics;
•	events arising from local or larger scale political or social matters, including terrorist acts; and
•	cyber-attacks.

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

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. While the capital markets have improved, these conditions could deteriorate again in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.

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

Various social and political tensions in the United States and around the world, including in the Middle East, Eastern Europe and Russia, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Depending on funding requirements, we may need to raise additional capital to meet our unfunded commitments either through equity offerings or through additional borrowings.

As of December 31, 2014, we had unfunded debt commitments of approximately $339.0 million. Approximately $191.3 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements or future earning assets. Closed commitments generally fund 70-80% of the committed amount in aggregate over the life of the commitment. We intend to use cash flow from normal and early principal repayments, SBA debentures, our Credit Facilities and proceeds from the Convertible Senior Notes, 2019 Notes, 2024 Notes, and the Asset-Backed Notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

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

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

As of December 31, 2014, approximately 60.7% of the fair value of our portfolio was composed of investments in four industries: 26.2% was composed of investments in the drug discovery and development industry, 13.5% was composed of investments in the medical device and equipment industry, 12.3% was composed of investments in the software industry and 8.7% was composed of investments in the drug delivery industry.

As a result, a downturn in technology-related industry sectors and particularly those in which we are heavily concentrated could materially adversely affect our financial condition.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at December 31, 2014 that represent greater than 5% of our net assets:

	December 31, 2014
(in thousands)	Fair Value	Percentage of Net Assets
Merrimack Pharmaceuticals, Inc.	40,677	6.2%
IronPlanet, Inc.	37,412	5.7%
Alimera Sciences, Inc.	34,085	5.2%

Merrimack Pharmaceuticals, Inc. is a biopharmaceutical company discovering, developing and preparing to commercialize innovative medicines paired with companion diagnostics for the treatment of serious diseases, with an initial focus on cancer.

IronPlanet, Inc. is a consumer and business products company that operates an online marketplace for used heavy equipment.

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

We expect that our portfolio will continue to consist of investments that may have relatively limited operating histories. These companies may be particularly vulnerable to U.S. and foreign economic downturns may have more limited access to capital and higher funding costs, may have a weaker financial position and may need more capital to expand or compete. These businesses also may experience substantial variations in operating results. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation applicable to their given industry. Accordingly, these factors could impair their cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these companies. We cannot assure you that any of our investments in our portfolio companies will be successful. We may lose our entire investment in any or all of our portfolio companies.

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

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements.

Our investment strategy focuses on technology-related companies, which are subject to many risks, including volatility, intense competition, shortened product life cycles, changes in regulatory and governmental programs and periodic downturns, and you could lose all or part of your investment.

We have invested and will continue investing primarily in technology-related companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related industries are generally characterized by abrupt business cycles and intense competition. Overcapacity in technology-related industries, together with cyclical economic downturns, may result in substantial decreases in the market capitalization of many technology-related companies. Such decreases in market capitalization may occur again, and any future decreases in technology-related company valuations may be substantial and may not be temporary in nature. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

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

Cyclicality within the energy sector may adversely affect some of our portfolio companies.

Industries within the energy sector are cyclical with fluctuations in commodity prices and demand for, and production of commodities driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices, which may adversely affect the earnings of energy companies in which we may invest and the performance and valuation of our portfolio.

Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Some of our portfolio companies’ businesses are heavily dependent upon the prices of, and demand for, oil and natural gas, which have recently declined significantly and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations

Our investments in the life science industry are subject to extensive government regulation, litigation risk and certain other risks particular to that industry.

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

Life science companies, including drug development companies, device manufacturers, service providers and others, are also subject to material pressures when there are changes in the outlook for healthcare insurance markets.  The ability for individuals, along with private and public insurers, to account for the costs of paying for healthcare insurance can place strain on the ability of new technology, devices and services to enter those markets, particularly when they are new or untested.  As a result, it is not uncommon for changes in the insurance market place to lead to a slower rate of adoption, price pressure and other forces that may materially limit the success of companies bringing such technologies to market.  Changes in the health insurance sector might then have an impact on the value of companies in our portfolio or our ability to invest in the sector generally.

Changes in healthcare laws and other regulations, or the enforcement or interpretation of such laws or regulations, applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations, or the enforcement or interpretation of such laws or regulations, applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

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

Some of the products of our portfolio companies are developed, manufactured, assembled, tested or marketed outside the U.S. Any conflict or uncertainty in these countries, including due to natural disasters, public health concerns, political unrest or safety concerns, among other things, could harm their business, financial condition and results of operations. In addition, if the government of any country in which their products are developed, manufactured or sold sets technical or regulatory standards for products developed or manufactured in or imported into their country that are not widely shared, it may lead some of their customers to suspend imports of their products into that country, require manufacturers or developers in that country to manufacture or develop products with different technical or regulatory standards and disrupt cross-border manufacturing, marketing or business relationships which, in each case, could harm their businesses.

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

Similarly, any equipment securing our loan may not provide us with the anticipated security if there are changes in technology or advances in new equipment that render the particular equipment obsolete or of limited value, or if the company fails to adequately maintain or repair the equipment. Any one or more of the preceding factors could materially impair our ability to recover earned interest and principal in a foreclosure.

At December 31, 2014, approximately 54.2% of the Company’s portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 45.8% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge. At December 31, 2014 the Company had no equipment only liens on any of the Company’s portfolio companies.

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

An investment strategy focused on privately-held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management and investment teams to obtain adequate information to evaluate the potential returns from investing in these companies. Such small, privately held companies as we routinely invest in may also lack quality infrastructures, thus leading to poor disclosure standards or control environments. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may not receive the expected return on our investment or lose some or all of the money invested in these companies.

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

Our financial condition, results of operations and cash flows could be negatively affected if we are unable to recover our principal investment as a result of a negative pledge or lack of a security interest on the intellectual property of our venture growth stage companies.

In some cases, we collateralize our loans with a secured collateral position in a portfolio company's assets, which may include a negative pledge or, to a lesser extent, no security on their intellectual property. In the case of a negative pledge, the portfolio company cannot encumber or pledge their intellectual property without our permission. In the event of a default on a loan, the intellectual property of the portfolio company will most likely be liquidated to provide proceeds to pay the creditors of the company. There can be no assurance that our security interest, if any, in the proceeds of the intellectual property will be enforceable in a court of law or bankruptcy court or that there will not be others with senior or pari passu credit interests.

Our relationship with certain portfolio companies may expose us to our portfolio companies' trade secrets and confidential information which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions.

Our relationship with some of our portfolio companies may expose us to our portfolio companies' trade secrets and confidential information (including transactional data and personal data about their employees and clients) which may require us to be parties to non-disclosure agreements and restrict us from engaging in certain transactions. Unauthorized access or disclosure of such information may occur, resulting in theft, loss or other misappropriation. Any theft, loss, improper use, such as insider trading or other misappropriation of confidential information could have a material adverse impact on our competitive positions, our relationship with our portfolio companies and our reputation and could subject us to regulatory inquiries, enforcement and fines, civil litigation and possible financial liability or costs.

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

We may not be able to realize our entire investment on equipment-based loans, if any, in the case of default.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Our total investments at value in foreign companies were approximately $52.9 million or 5.2% of total investments at December 31, 2014. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility, among other things.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity or need  to increase our investment in a successful situation, for example, the exercise of a warrant to purchase common stock, or a negative situation, to protect an existing investment. Any decision we make not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment or may result in a missed opportunity for us to increase our participation in a successful operation and may dilute our equity interest or otherwise reduce the expected yield on our investment. Moreover, a follow-on investment may limit the number of companies in which we can make initial investments. In determining whether to make a follow-on investment, our management will exercise its business judgment and apply criteria similar to those used when making the initial investment. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments and this could adversely affect our success and result in the loss of a substantial portion or all of our investment in a portfolio company.

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

During 2014, we received debt investment early repayments and pay down of working capital debt investments of approximately $494.1 million. We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

We may choose to waive or defer enforcement of covenants in the debt securities held in our portfolio, which may cause us to lose all or part of our investment in these companies.

We structure the debt investments in our portfolio companies to include business and financial covenants placing affirmative and negative obligations on the operation of the company’s business and its financial condition. However, from time to time we may elect to waive breaches of these covenants, including our right to payment, or waive or defer enforcement of remedies, such as acceleration of obligations or foreclosure on collateral, depending upon the financial condition and prospects of the particular portfolio company. These actions may reduce the likelihood of receiving the full amount of future payments of interest or principal and be accompanied by a deterioration in the value of the underlying collateral as many of these companies may have limited financial resources, may be unable to meet future obligations and may go bankrupt. This could negatively impact our ability to pay dividends, could adversely affect our results of operation and financial condition and cause the loss of all or part of your investment.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans. These investments represent approximately 9.5% of the outstanding balance of our portfolio as of December 31, 2014. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

In addition to these risks, in the event we elect to convert our debt position to equity, or otherwise take control of a portfolio company (such as through placing a member of our management team on its board of directors), as part of a restructuring, we face additional risks acting in that capacity.  It is not uncommon for unsecured, or otherwise unsatisfied creditors, to sue parties that elect to use their debt positions to later control a company following a restructuring or bankruptcy.  Apart from lawsuits, key customers and suppliers might act in a fashion contrary to the interests of a portfolio company if they were left unsatisfied in a restructuring or bankruptcy.  Any combination of these factors might lead to the loss in value of a company subject to such activity and may divert the time and attention of our management team and investment team to help to address such issues in a portfolio company.

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

Our charter and bylaws contain provisions that may have the effect of discouraging, delaying, or making difficult a change in control of our company or the removal of our incumbent directors. Under our charter, our Board of Directors is divided into three classes serving staggered terms, which will make it more difficult for a hostile bidder to acquire control of us. In addition, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Subject to compliance with the 1940 Act, our Board of Directors may, without stockholder action, amend our charter to increase the number of shares of stock of any class or series that we have authority to issue. The existence of these provisions, among others, may have a negative impact on the price of our common stock and may discourage third party bids for ownership of our company. These provisions may prevent any premiums being offered to you for shares of our common stock in connection with a takeover.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders and our stockholders have approved the practice of making such sales.

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

In addition, if we determined to conduct additional offerings in the future there may be even greater discounts if we determine to conduct such offerings at prices below net asset value. As a result, investors will experience further dilution and additional discounts to the price of our common stock. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect of an offering cannot be predicted. We did not sell any of our securities at a price below net asset value during the year ended December 31, 2014.

Our shares may trade at discounts from net asset value or at premiums that are unsustainable over the long term.

Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. Our shares have traded above and below our NAV. The possibility that our shares of common stock will trade at a discount from net asset value or at a premium that is unsustainable over the long term is separate and distinct from the risk that our net asset value may decrease. It is not possible to predict whether our shares will trade at, above or below net asset value in the future.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our debt securities, if any, or change in the debt markets could cause the liquidity or market value of our debt securities to decline significantly.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our outstanding debt securities. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of such debt securities. Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Neither we nor any underwriter undertakes any obligation to maintain our credit ratings or to advise holders of our debt securities of any changes in our credit ratings. There can be no assurance that a credit rating will remain for any given period of time or that such credit ratings will not be lowered or withdrawn entirely if future circumstances relating to the basis of the credit rating, such as adverse changes in our company, so warrant. The conditions of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future.

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

The Convertible Senior Notes became convertible into shares of our common stock on July 1, 2014 and continue to be convertible as of December 31, 2014. Upon conversion of the Convertible Senior Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.36 per share of common stock, in each case subject to adjustment in certain circumstances. Since the Convertible Senior Notes became convertible, we have made the election to deliver the combination of cash and stock. If we continue to elect to deliver shares of common stock upon a conversion at the time our tangible book value per share exceeds the conversion price in effect at such time, our stockholders will incur dilution. In addition, our stockholders will experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Senior Notes and any dividends paid on our common stock will also be paid on shares issued in connection with such conversion after such issuance.

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

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to this prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

The trading market or market value of our publicly issued debt securities may fluctuate.

Our publicly issued debt securities may or may not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;
•	the outstanding principal amount of debt securities with terms identical to these debt securities;
•	the ratings assigned by national statistical ratings agencies;
•	the general economic environment;
•	the supply of debt securities trading in the secondary market, if any;
•	the redemption or repayment features, if any, of these debt securities;
•	the level, direction and volatility of market interest rates generally; and
•

market rates of interest higher or lower than rates borne by the debt securities. You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

The 2019 Notes and 2024 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The 2019 Notes and 2024 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2019 Notes and 2024 Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2019 Notes and 2024 Notes.

The 2019 Notes and 2024 Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2019 Notes and 2025 Notes are obligations exclusively of Hercules Technology Growth Capital, Inc. and not of any of our subsidiaries. None of our subsidiaries are or act as guarantors of the 2019 Notes and 2024 Notes and neither the 2019 Notes nor the 2024 Notes is required to be guaranteed by any subsidiaries we may acquire or create in the future. Our secured indebtedness with respect to the SBA debentures is held through our SBIC subsidiaries. The assets of any such subsidiaries are not directly available to satisfy the claims of our creditors, including holders of the 2019 Notes and 2024 Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including holders of preferred stock, if any, of our subsidiaries) will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2019 Notes and 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2019 Notes and 2014  Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2019 Notes and 2024 Notes.

The indenture under which the 2019 Notes and 2024 Notes were issued contains limited protection for their respective holders.

The indenture under which the 2019 Notes and 2024 Notes were issued offers limited protection to their respective holders. The terms of the indenture and the 2019 Notes and 2024 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on an investment in the 2019 Notes and 2024 Notes. In particular, the terms of the indentures and the 2019 Notes and 2024 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2019 Notes and 2024 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2019 Notes and 2024 Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore would rank structurally senior to the 2019 Notes and 2024 Notes and (4) securities, indebtedness or other obligations issued or incurred by our subsidiaries that would be senior in right of payment to our equity interests in our subsidiaries and therefore would rank structurally senior in right of payment to the 2019 Notes and 2024 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2019 Notes and 2024 Notes, in each case other than dividends, purchases, redemptions or payments that would cause a violation of Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions giving effect to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from declaring any cash dividend or distribution upon any class of our capital stock, or purchasing any such capital stock if our asset coverage, as defined in the 1940 Act, is below 200% at the time of the declaration of the dividend or distribution or the purchase and after deducting the amount of such dividend, distribution or purchase;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of distributions or other amounts to us from our subsidiaries.

In the indenture and the 2019 and 2024 notes do not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2019 Notes and 2024 Notes do not protect their respective holders in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity, except as required under the 1940 Act.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the 2019 Notes and 2024 Notes may have important consequences for their holders, including making it more difficult for us to satisfy our obligations with respect to the 2019 Notes and 2024 Notes or negatively affecting their trading value.

Certain of our current debt instruments include more protections for their respective holders than the indenture and the 2019 Notes and 2024 Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2019 Notes and 2024 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the 2019 Notes and 2024 Notes.

An active trading market for the Notes may not develop or be sustained, which could limit the market price of the Notes or your ability to sell them.

Although the 2019 Notes are listed on the NYSE under the symbol “HTGZ,” in the case of the April 2019 Notes, “HTGY” in the case of the September 2019 Notes and “HTGX,” in the case of the 2024 Notes, we cannot provide any assurances that an active trading market will develop or be sustained for the April 2019 Notes, the September 2019 Notes, or the 2024 Notes or that any of the notes will be able to be sold. At various times, the 2019 Notes and 2024 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market is not sustained, the liquidity and trading price for the 2019 Notes and 2024 Notes may be harmed.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2019 Notes and 2024 Notes.

Any default under the agreements governing our indebtedness, including a default under the Wells Facility, the Union Bank Facility and the Convertible Senior Notes or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the 2019 Notes and 2024 Notes and substantially decrease the market value of the 2014 Notes and 2024 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Wells Facility and the Union Bank Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Wells Facility or Union Bank Facility or the required holders of our Convertible Senior Notes or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Wells Facility or Union Bank Facility or the Convertible Senior Notes or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Wells Facility or Union Bank Facility or the Convertible Senior Notes or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Wells Facility and the Union Bank Facility, could proceed against the collateral securing the debt. Because the Wells Facility, the Union Bank Facility and the Convertible Senior Notes have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Wells Facility, Union Bank Facility, the Convertible Senior Notes or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Neither we nor any of our subsidiaries own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Currently, we lease approximately 14,500 square feet of office space in Palo Alto, CA for our corporate headquarters. We also lease office space in Boston, MA, New York, NY and McLean, VA.

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

PRICE RANGE OF COMMON STOCK

Our common stock is traded on the NYSE under the symbol “HTGC.” The following table sets forth the range of high and low sales prices of our common stock for each fiscal quarter during the two most recently completed fiscal years as reported on the NYSE.

	Price Range
Quarter Ended	High	Low
March 31, 2013	$11.88	$11.58
June 30, 2013	$13.61	$11.05
September 30, 2013	$15.18	$13.20
December 31, 2013	$17.09	$14.62
March 31, 2014	$15.27	$13.24
June 30, 2014	$15.54	$12.75
September 30, 2014	$16.24	$14.16
December 31, 2014	$15.82	$13.16

The last reported price for our common stock on February 26, 2015 was $15.51 per share.

As of February 19, 2015, we had approximately 45,400 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. We believe that there are currently approximately 80 additional beneficial holders of our common stock.

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

SALES OF UNREGISTERED SECURITIES

During 2014, the Board of Directors did not elect to receive compensation in the form of common stock. During 2013 and 2012, the Board of Directors elected to receive approximately $106,000 and $150,000, respectively, of their compensation in the form of common stock and the Company issued 10,335 and 13,584 shares, respectively, to the directors based on the closing prices of the common stock on the specified election dates.

During 2014, 2013 and 2012, we issued approximately 96,976, 159,000 and 219,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan during the years ended December 31, 2014, 2013 and 2012 were approximately $1.5 million, $2.2 million and $2.3 million, respectively.

EQUITY COMPENSATION PLAN INFORMATION

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

In February 2015, the Board of Directors approved a $50.0 million open market share repurchase program. Pursuant to the share repurchase program, we may repurchase common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in its then most recently published financial statements. We anticipate that the manner, timing, and amount of any share purchases will be determined by company management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. As a 1940 Act reporting company, we are required to notify shareholders of the existence of a repurchase program when such a program is initiated or implemented.

The repurchase program does not require us to acquire any specific number of shares and may be extended, modified, or discontinued at any time. The share repurchase program is set to expire on August 24, 2015 unless the Board of Directors approves an extension.

During the year ended December 31, 2014, the Company did not repurchase any shares of common stock.

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

The following table summarizes dividends declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
			$10.30

*	Dividend paid in cash and stock.

On February 24, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 19, 2015 to shareholders of record as of March 12, 2015. This dividend would represent our thirty-eighth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $10.30 per share.

Our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90—100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, our Board of Directors may choose to pay an additional special dividend or fifth dividend, so that we may distribute approximately all of our annual taxable income in the year it was earned, or may elect to maintain the option to spill over our excess taxable income into the coming year for future dividend payments.

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2014, 2013, and 2012, 100% were distributions of ordinary income and spillover earnings. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2015 distributions to stockholders will actually be.

We maintain an “opt out” dividend reinvestment plan that provides for reinvestment of our distribution on behalf of our stockholders, unless a stockholder elects to receive cash. As a result, if our Board of Directors authorizes, and we declare a cash dividend, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of our common stock, rather than receiving the cash dividends. During 2014, 2013, and 2012, the Company issued approximately 96,976, 159,000 and 219,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

PERFORMANCE GRAPH

The following stock performance graph compares the cumulative stockholder return assuming that, on December 31, 2009, a person invested $100 in each of our common stock, the NYSE Composite Index and the NASDAQ Financial 100 Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

This graph and other information furnished under Part II. Item 5 of the Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

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

	For the Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Balance sheet data:
Investments, at value	$1,020,737	$910,295	$906,300	$652,870	$472,032
Cash and cash equivalents	227,116	268,368	182,994	64,474	107,014
Total assets	1,299,223	1,221,715	1,123,643	747,394	591,247
Total liabilities	640,359	571,708	607,675	316,353	178,716
Total net assets	658,864	650,007	515,968	431,041	412,531

Other Data:
Total debt investments, at value	923,906	821,988	827,540	585,767	401,618
Total warrant investments, at value	25,098	35,637	29,550	30,045	23,690
Total equity investments, at value	71,733	52,670	49,210	37,058	46,724
Unfunded Commitments	339,014	150,986	61,851	168,196	117,200
Net asset value per share(1)	$10.18	$10.51	$9.75	$9.83	$9.50

(1)	Based on common shares outstanding at period end

	For the Years Ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Investment income:
Interest	$126,618	$123,671	$87,603	$70,346	$54,700
Fees	17,047	16,042	9,917	9,509	4,774
Total investment income	143,665	139,713	97,520	79,855	59,474
Operating expenses:
Interest	28,041	30,334	19,835	13,252	8,572
Loan fees	5,919	4,807	3,917	2,635	1,259
General and administrative	10,209	9,354	8,108	7,992	7,086
Employee Compensation:
Compensation and benefits	16,604	16,179	13,326	13,260	10,474
Stock-based compensation	9,561	5,974	4,227	3,128	2,709
Total employee compensation	26,165	22,153	17,553	16,388	13,183
Total operating expenses	70,334	66,648	49,413	40,267	30,100
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	(1,581)	—	—	—	—
Net investment income	71,750	73,065	48,107	39,588	29,374
Net realized gain (loss) on investments	20,112	14,836	3,168	2,741	(26,382)
Net increase (decrease) in unrealized appreciation (depreciation) on investments	(20,674)	11,545	(4,516)	4,607	1,990
Total net realized and unrealized gain (loss)	(562)	26,381	(1,348)	7,348	(24,392)
Net increase in net assets resulting from operations	$71,188	$99,446	$46,759	$46,936	$4,982
Change in net assets per common share (basic)	$1.12	$1.67	$0.93	$1.08	$0.12
Cash dividends declared per common share	$1.24	$1.11	$0.95	$0.88	$0.80

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related industries, including technology, biotechnology, life science, and energy and renewables technology at all stages of development. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY and McLean, VA.

Our goal is to be the leading structured debt financing provider for venture capital-backed companies in technology-related industries requiring sophisticated and customized financing solutions. Our strategy is to evaluate and invest in a broad range of technology-related industries including technology, biotechnology, life science, and energy and renewables technology and to offer a full suite of growth capital products. We invest primarily in structured debt with warrants and, to a lesser extent, in senior debt and equity investments. We invest primarily in private companies but also have investments in public companies.

We use the term “structured debt with warrants” to refer to any debt investment, such as a senior or subordinated secured loan, that is coupled with an equity component, including warrants, options or rights to purchase common or preferred stock. Our structured debt with warrants investments typically are secured by some or all of the assets of the portfolio company.

Our investment objective is to maximize our portfolio total return by generating current income from our debt investments and capital appreciation from our equity-related investments. Our primary business objectives are to increase our net income, net operating income and net asset value by investing in structured debt with warrants and equity of venture capital-backed companies in technology-related industries with attractive current yields and the potential for equity appreciation and realized gains. Our equity ownership in our portfolio companies may exceed 25% of the voting securities of such companies, which represents a controlling interest under the 1940 Act. In some cases, we receive the right to make additional equity investments in our portfolio companies in connection with future equity financing rounds. Capital that we provide directly to venture capital-backed companies in technology-related industries is generally used for growth and general working capital purposes as well as in select cases for acquisitions or recapitalizations.

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $150.5 million and $314.8 million in assets, respectively, and accounted for approximately 9.1% and 19.1% of our total assets, respectively, prior to consolidation at December 31, 2014. As of December 31, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At December 31, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.0 billion at December 31, 2014 as compared to $910.3 million at December 31, 2013.

The fair value of the debt investment portfolio at December 31, 2014 was approximately $923.9 million, compared to a fair value of approximately $822.0 million at December 31, 2013. The fair value of the equity portfolio at December 31, 2014 was approximately $71.7 million, compared to a fair value of approximately $52.7 million at December 31, 2013. The fair value of the warrant portfolio at December 31, 2014 was approximately $25.1 million, compared to a fair value of approximately $35.6 million at December 31, 2013.

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

Our portfolio activity for the years ended December 31, 2014 and 2013 was comprised of the following:

(in millions)	December 31, 2014	December 31, 2013
Debt Commitments (1)
New portfolio company	$776.9	$535.0
Existing portfolio company	118.0	165.1
Total	$894.9	$700.1
Funded Debt Investments
New portfolio company	$434.0	$373.1
Existing portfolio company	177.0	118.0
Total	$611.0	$491.1
Funded Equity Investments
New portfolio company	$7.2	$—
Existing portfolio company	3.1	3.9
Total	$10.3	$3.9
Unfunded Contractual Commitments (2)
Total	$339.0	$151.0
Non-Binding Term Sheets
New portfolio company	$104.0	$28.0
Existing portfolio company	4.2	10.0
Total	$108.2	$38.0

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)

As of December 31, 2014, includes unfunded contractual commitments in 35 new and existing portfolio companies. Approximately $191.3 million of these unfunded contractual commitments as of December 31, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the year ended December 31, 2014, we received approximately $494.1 million in aggregate principal repayments. Of the approximately $494.1 million of aggregate principal repayments, approximately $135.8 million were scheduled principal payments, and approximately $358.3 million were early principal repayments related to 39 portfolio companies. Of the approximately $358.3 million early principal repayments, approximately $69.0 million were early repayments due to M&A transactions and initial public offerings related to seven portfolio companies. Although we have experienced significant principal repayments during the year, we believe that future early repayments will not be significant based on our current portfolio. However, the yield on our loan portfolio may be lower.

Total portfolio investment activity (inclusive of unearned income) as of and for each of the years ended December 31, 2014 and 2013 was as follows:

(in millions)	December 31, 2014	December 31, 2013

Beginning portfolio	$910.3	$906.3
New fundings	566.6	473.6
Restructure fundings	54.7	23.6
Warrants not related to current period fundings	0.8	3.5
Principal payments received on investments	(135.8)	(176.2)
Early payoffs	(358.3)	(300.6)
Restructure payoffs	—	(9.8)
Accretion of loan discounts and paid-in-kind principal	24.5	31.9
Acceleration of loan discounts and loan fees due to early payoff or restructure	(3.3)	(0.7)
New loan fees	(9.2)	(14.3)
Warrants converted to equity	2.0	0.2
Sale of investments	(9.1)	(22.5)
Loss on investments due to write offs	(3.9)	(16.7)
Net change in unrealized appreciation (depreciation)	(18.6)	12.0
Ending portfolio	$1,020.7	$910.3

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$740,659	72.6%	$634,820	69.7%
Senior secured debt	208,345	20.4%	222,805	24.5%
Preferred stock	57,548	5.6%	35,554	3.9%
Common Stock	14,185	1.4%	17,116	1.9%
Total	$1,020,737	100.0%	$910,295	100.0%

A summary of our investment portfolio at value by geographic location is as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$967,803	94.8%	$864,003	94.9%
India	24,175	2.4%	—	—
Netherlands	19,913	2.0%	10,131	1.1%
Israel	6,498	0.6%	9,863	1.1%
Canada	2,314	0.2%	25,798	2.8%
England	34	0.0%	500	0.1%
Total	$1,020,737	100.0%	$910,295	100.0%

As of December 31, 2014, we held warrants or equity positions in seven companies that had filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Box, Inc., Good Technology Corp., Inotek Pharmaceuticals, Inc., Zosano Pharma, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Subsequent to December 31, 2014 the following portfolio companies in which we held investments as of December 31, 2014 completed initial public offerings:

1.

In January 2015, Box, Inc. completed its initial public offering of 12,500,000 shares of its common stock at $14.00 per share. The shares we hold in Box, Inc. are subject to certain restrictions that govern the timing of our divestment and may thus impact our ultimate gain or (loss).  In the case of Box, Inc., we are subject to a customary IPO lockup period and are obligated not to sell the shares of common stock that we own for six months from the date of the initial public offering.  The potential gain depends on the price of the shares when we exit the investment.

2.	In January 2015, Zosano Pharma, Inc. completed its initial public offering of 4,500,000 shares of its common stock at $11.00 per share.
3.	In February 2015, Inotek Pharmaceuticals Corporation, completed its initial public offering of 6,667,000 shares of its common stock at a price to the public of $6.00 per share.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities and related fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of December 31, 2014, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime, or the London Interbank Offered Rate, or LIBOR, to approximately 14%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, PIK provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $4.5 million and $4.0 million of unamortized fees at December 31, 2014 and December 31, 2013, respectively, and approximately $19.3 million and $14.4 million in exit fees receivable at December 31, 2014 and December 31, 2013, respectively.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $3.3 million and $3.5 million in PIK income in the years ended December 31, 2014 and December 31, 2013, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At December 31, 2014, approximately 54.2% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 45.8% of the debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge. At December 31, 2014 we had no equipment only liens on any of our portfolio companies.

Interest on debt securities is generally payable monthly, with amortization of principal typically occurring over the term of the investment. In addition, our loans may include an interest-only period ranging from three to eighteen months or longer. In limited instances in which we choose to defer amortization of the loan for a period of time from the date of the initial investment, the principal amount of the debt securities and any accrued but unpaid interest become due at the maturity date.

The core yield on our debt investments, which excludes any benefits from the accretion of fees and income related to early loan repayments attributed to the acceleration of unamortized fees and income as well as prepayment of fees, was 13.6% and 14.4% during the years ended December 31, 2014 and 2013, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time event fees, was 16.8% and 15.9% for the years ended December 31, 2014 and 2013, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the year, which exclude non-interest earning assets such as warrants and equity investments.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies that are active in the drug discovery and development, medical devices and equipment, software, drug delivery, internet consumer and business services, energy technology, consumer and business products, communications and networking, specialty pharmaceuticals, media/content/info, information services, healthcare services, surgical devices, semiconductors, biotechnology tools, diagnostic and electronics and computer hardware sectors. These sectors are characterized by high margins, high growth rates, competition, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of December 31, 2014, approximately 60.7% of the fair value of our portfolio was composed of investments in four industries: 26.2% was composed of investments in the drug discovery and development industry, 13.5% was composed of investments in the medical devices and equipment industry, 12.3% was composed of investments in the software industry and 8.7% was composed of investments in the drug delivery industry.

The following table shows the fair value of our portfolio by industry sector at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$267,618	26.2%	$219,169	24.1%
Medical Devices & Equipment	138,046	13.5%	103,614	11.4%
Software	125,412	12.3%	65,218	7.2%
Drug Delivery	88,491	8.7%	62,022	6.8%
Internet Consumer & Business Services	69,655	6.8%	122,073	13.4%
Energy Technology	68,280	6.7%	164,466	18.1%
Consumer & Business Products	63,225	6.2%	2,995	0.3%
Communications & Networking	61,433	6.0%	35,979	4.0%
Specialty Pharmaceuticals	51,536	5.0%	20,055	2.2%
Media/Content/Info	29,219	2.9%	8,679	1.0%
Information Services	27,016	2.6%	46,565	5.1%
Healthcare Services, Other	10,527	1.0%	29,080	3.2%
Surgical Devices	9,915	1.0%	10,307	1.0%
Semiconductors	5,126	0.5%	4,685	0.5%
Biotechnology Tools	3,721	0.4%	5,275	0.6%
Diagnostic	825	0.1%	902	0.1%
Electronics & Computer Hardware	692	0.1%	9,211	1.0%
Total	$1,020,737	100.1%	$910,295	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the years ended December 31, 2014 and 2013, our ten largest portfolio companies represented approximately 28.6% and 29.3% of the total fair value of our investments in portfolio companies, respectively. At December 31, 2014 and December 31, 2013, we had three and one investments, respectively, that represented 5% or more of our net assets. At December 31, 2014 and December 31, 2013, we had three and six equity investments representing approximately 61.5% and 75.7%, respectively, of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of December 31, 2014, 100.0% of our debt investments were in a senior secured first lien position, and more than 98.2% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates rise. Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of December 31, 2014, we held warrants in 124 portfolio companies, with a fair value of approximately $25.1 million. The fair value of our warrant portfolio decreased by approximately 29.5%, as compared to a fair value of $35.6 million at December 31, 2013 primarily related to the reversal of unrealized appreciation related to the exercise of our warrant positions in Box, Inc. ($8.3 million) and Neuralstem, Inc. ($751,000) to preferred stock and unrealized depreciation related to collateral based impairments of approximately $3.3 million on 11 of our warrant positions due to poor company performance.

Our existing warrant holdings currently would require us to invest approximately $86.0 million to exercise such warrants as of December 31, 2014. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants that we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.02x to 14.93x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the years ended December 31, 2014, 2013, and 2012. We did not hold any control investments at December 31, 2014, 2013 or 2012.

(in thousands)			Year ended December 31, 2014
Portfolio Company	Type	Fair Value at December 31, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$327	$—	$(146)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,072	—	(24)	—	—
Stion Corporation	Affiliate	1,600	1,876	(3,112)	—	—
Total		$7,999	$1,876	$(3,282)	$—	$—

(in thousands)			Year ended December 31, 2013
Portfolio Company	Type	Fair Value at December 31, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$473	$—	$(1,193)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,784	1,933	(225)	—	—
Stion Corporation	Affiliate	5,724	462	593	—	—
Total		$10,981	$2,395	$(825)	$—	$—

(in thousands)			Year ended December 31, 2012
Portfolio Company	Type	Fair Value at December 31, 2012	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
E-Band Communiations, Corp.	Affiliate	$—	$4	$(18)	$—	$—
Gelesis, Inc.	Affiliate	1,665	712	672	—	—
Optiscan BioMedical, Corp.	Affiliate	10,207	1,649	(2,722)	—	—
Total		$11,872	$2,365	$(2,068)	$—	$—

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

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5, to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. See “Item 1. Business—Investment Process—Loan and Compliance Administration.” The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of December 31, 2014 and 2013, respectively:

(in thousands)	December 31, 2014			December 31, 2013
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	19	$195,819	21.2%	15	$162,586	19.8%
2	45	479,037	51.8%	42	429,804	52.3%
3	16	183,522	19.9%	18	184,692	22.5%
4	6	39,852	4.3%	4	30,687	3.7%
5	8	25,676	2.8%	5	14,219	1.7%
		$923,906	100.0%		$821,988	100.0%

As of December 31, 2014, our debt investments had a weighted average investment grading of 2.24, as compared to 2.20 at December 31, 2013. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore our debt investments in these portfolio companies have been downgraded until their funding is complete or their operations improve.

At December 31, 2014, we had four debt investments on non-accrual with cumulative investment cost and fair value of approximately $28.9 million and $10.6 million, respectively. Comparatively, at December 31, 2013, we had two debt investments on non-accrual with a cumulative investment cost and fair value of $23.3 million and $12.6 million, respectively.

Results of Operations

Comparison of periods ended December 31, 2014 and 2013

Investment Income

Interest Income

Total investment income for the year ended December 31, 2014 was approximately $143.7 million as compared to approximately $139.7 million for the year ended December 31, 2013.

Interest income for the year ended December 31, 2014 totaled approximately $126.6 million as compared to approximately $123.7 million for the year ended December 31, 2013. The increase in interest income is primarily attributable to an increase in new loan originations during the year and an increase in accelerations of original issue discounts related to early loan pay-offs and restructures in 2014.

The following table shows the lending activity involving PIK interest arrangements, including PIK receivables, for the years ended December 31, 2014 and 2013, at cost:

	Years Ended December 31,
(in thousands)	2014	2013
Beginning PIK loan balance	$5,603	$3,548
PIK interest capitalized during the period	3,346	3,515
Payments received from PIK loans	(2,699)	(1,153)
Realized loss	—	(307)
Ending PIK loan balance	$6,250	$5,603

The increase in payments received from PIK loans and the decrease in PIK interest capitalized during the year ended December 31, 2014 is due to the payoff of seven PIK loans offset by additions of eight PIK loans which have incurred PIK capitalizations during the period ended December 31, 2014.

Fee Income

Income from commitment, facility and loan related fees for the year ended December 31, 2014 totaled approximately $17.0 million as compared to approximately $16.0 million for the year ended December 31, 2013. The increase in fee income is primarily attributable to additional fee accelerations and one time fees due to early pay-offs and restructures during the year ended December 31, 2014, as compared to the same period in 2013.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the years ended December 31, 2014 and 2013, respectively.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Operating expenses totaled approximately $70.3 million and $66.6 million during the years ended December 31, 2014 and 2013, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $34.0 million and $35.1 million for the years ended December 31, 2014 and 2013, respectively. The decrease was primarily attributable to the lower weighted average balances outstanding on our SBA debentures, Convertible Senior Notes, and 2017 Asset-Backed Notes. During the year ended December 31, 2014, we paid off $34.8 million of SBA debentures in the first quarter of 2014, settled of $57.3 million of our Convertible Senior Notes, and had amortization of our 2017 Asset-Backed Notes from a balance of $89.6 million as of December 31, 2013 to $16.0 million as of December 31, 2014. In addition, interest expense decreased by approximately $1.7 million related to Convertible Senior Notes settled in the period. These decreases were partially offset by additional interest and fees of approximately $3.8 million on our 2024 Notes issued in the third quarter of 2014 and our 2017 Asset-Backed Notes issued in November 2014.

During the year ended December 31, 2014, we recorded a net loss on extinguishment of our convertible senior notes of approximately $1.6 million. The net loss was classified as a component of net investment income in our Consolidated Statements of Operations. We did not incur a loss on extinguishment of debt during the twelve months ended December 31, 2013.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 6.6% and 6.1% for the years ended December 31, 2014 and 2013, respectively. The increase was primarily driven by the acceleration of fees related to the early payoffs of SBA obligations and our Asset-Backed Notes as well as the loss on debt extinguishment (long-term liabilities – convertible senior notes) as described above.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $10.2 million from $9.3 million for the years ended December 31, 2014 and 2013, respectively. These increases were primarily due to increases in facility rent, marketing, corporate legal expenses and outside consulting services partially offset by a decrease in accounting expenses.

Employee Compensation

Employee compensation and benefits totaled approximately $16.6 million for the year ended December 31, 2014 as compared to approximately $16.2 million for the year ended December 31, 2013. The increase was primarily due to changes in variable compensation accrued during the periods.

Stock-based compensation totaled approximately $9.6 million for the year ended December 31, 2014 as compared to approximately $6.0 million for the year ended December 31, 2013. The increase was primarily due to an increase in the number of restricted stock units granted in April 2014 as compared March 2013.

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between us and U.S. Bank National Association, during the three months ended June 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible through December 31, 2014. As of December 31, 2014, holders of approximately $57.3 million of our Convertible Senior Notes exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the year ended December 31, 2014 was approximately $1.6 million and was classified as a component of net investment income in our Consolidated Statements of Operations.

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

A summary of realized gains and losses for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
(in thousands)	2014	2013
Realized gains	$24,027	$32,577
Realized losses	(3,915)	(17,741)
Net realized gains	$20,112	$14,836

During the year ended December 31, 2014, we recognized net realized gains of approximately $20.1 million on the portfolio. These net realized gains included gross realized gains of approximately $24.0 million primarily from the sale of investments in seven portfolio companies including Acceleron Pharma, Inc., ($7.9 million), Merrimack Pharmaceuticals, Inc., ($4.3 million), Neuralstem, Inc., ($2.7 million), IPA Holdings, LLC., ($1.5 million), Cell Therapeutics, Inc., ($1.3 million), Trulia, Inc. ($1.0 million), and Portola Pharmaceuticals, Inc. ($700,000). These gains were partially offset by gross realized losses of approximately $3.9 million primarily from the liquidation of our investments in fifteen portfolio companies.

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
Gross unrealized appreciation on portfolio investments	$72,968	$80,616
Gross unrealized depreciation on portfolio investments	(79,412)	(63,855)
Reversal of prior period net unrealized appreciation upon a realization event	(15,335)	(26,489)
Reversal of prior period net unrealized depreciation upon a realization event	3,182	21,763
Net unrealized (depreciation) on taxes payable	(1,882)	(898)
Net unrealized appreciation (depreciation) on escrow receivables	(465)	465
Citigroup Warrant Participation	270	(57)
Net unrealized appreciation (depreciation) on portfolio investments	$(20,674)	$11,545

During the year ended December 31, 2014, we recorded approximately $20.7 million of net unrealized depreciation, of which $18.6 million is net unrealized depreciation from our debt, equity and warrant investments. Of the $18.6 million, approximately $14.2 million is attributed to net unrealized depreciation on our debt investments which primarily related to $23.2 million unrealized depreciation for collateral based impairments on 12 portfolio companies offset by the reversal of collateral based impairments of $4.1 on two portfolio companies. Approximately $15.8 million is attributed to net unrealized depreciation on our warrant investments which primarily related to $8.3 million of net unrealized depreciation due to the exercise of our warrants in Box, Inc. to equity and $2.4 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. This unrealized depreciation was offset by approximately $11.4 million attributed to net unrealized appreciation on our equity investments, including approximately $13.0 million of net unrealized appreciation on Box, Inc., including the exercise of our remaining warrants in Box, Inc. to equity and approximately $7.7 million of net unrealized appreciation on our public equity portfolio. This was offset by approximately $12.7 million unrealized depreciation due to reversal of prior period net unrealized appreciation upon being realized as a gain.

Net unrealized appreciation decreased by approximately $1.9 million as a result of estimated taxes payable for the year ended December 31, 2014.

Net unrealized appreciation further decreased by approximately $465,000 as a result of reducing escrow receivables for the year ended December 31, 2014 related to merger and acquisition transactions closed on former portfolio companies.

During the year ended December 31, 2014, net unrealized depreciation was offset by approximately $270,000 due to net depreciation of fair value on the pool of warrants collateralized under the Citigroup Warrant Participation Agreement as a result of the sale of shares in Acceleron Pharma, Inc., Merrimack Pharmaceuticals, Inc., Portola Pharmaceuticals, Inc. and Everyday Health, Inc. that were subject to the agreement.

During the year ended December 31, 2013, we recorded approximately $11.5 million of net unrealized appreciation, of which $12.0 million is net unrealized appreciation from our debt, equity and warrant investments. Of the $12.0 million, approximately $15.7 million is attributed to net unrealized appreciation on equity, including approximately $5.6 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. Approximately $4.5 million is attributed to net unrealized appreciation on our warrant investments, including approximately $9.4 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. This unrealized appreciation was partially offset by approximately $8.2 million of net unrealized depreciation on our debt investments, which primarily related to $21.2 million of unrealized depreciation for collateral based impairments, offset by the reversal of approximately $13.0 million of prior period net unrealized depreciation upon being realized as a loss due to the write-off or early payoff of debt investments.

Net unrealized appreciation decreased by approximately $898,000 as a result of estimated taxes payable for the year ended December 31, 2013.

Net unrealized appreciation further increased by approximately $465,000 as a result of escrow receivables related to merger and acquisition transactions closed during the year ended December 31, 2013.

For the year ended December 31, 2013, net unrealized appreciation decreased by approximately $57,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the Citigroup Warrant Participation Agreement.

The following table summarizes the change in net unrealized appreciation/ (depreciation) in the investment portfolio by investment type for the years ended December 31, 2014 and December 31, 2013.

	Year Ended December 31, 2014
(in millions)	Debt	Equity	Warrants	Total

Collateral based impairments	$(23.2)	$(1.2)	$(3.3)	$(27.7)
Reversals of Prior Period Collateral based impairments	4.1	0.6	—	4.7
Reversals due to Debt Payoffs & Warrant/Equity sales	—	(11.1)	(9.7)	(20.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	7.6	(2.9)	4.7
Level 3 Assets	4.9	15.5	0.1	20.5
Total Fair Value Market/Yield Adjustments	4.9	23.1	(2.8)	25.2
Total Unrealized Appreciation/(Depreciation)	$(14.2)	$11.4	$(15.8)	$(18.6)

	Year Ended December 31, 2013
(in millions)	Debt	Equity	Warrants	Total

Collateral based impairments	$(21.2)	$—	$(0.1)	(21.3)
Reversals of Prior Period Collateral based impairments	—	—	—	—
Reversals due to Debt Payoffs & Warrant/Equity sales	13.0	(5.8)	(10.6)	(3.4)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	7.6	3.5	11.1
Level 3 Assets	—	13.9	11.7	25.6
Total Fair Value Market/Yield Adjustments	—	21.5	15.2	36.7
Total Unrealized Appreciation/(Depreciation)	$(8.2)	$15.7	$4.5	$12.0

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized. We intend to distribute approximately $16.7 million of spillover earnings from the year ended December 31, 2014 to our shareholders in 2015.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the years ended December 31, 2014 and 2013, the net increase in net assets resulting from operations totaled approximately $71.2 million and approximately $99.4 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share for the year ended December 31, 2014 were $1.12 and $1.10, respectively, whereas the basic and fully diluted net change in net assets per common share for the year ended December 31, 2013 was $1.67 and $1.63, respectively.

For the purpose of calculating diluted earnings per share for years ended December 31, 2014 and 2013, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price of $11.36 in effect as of December 31, 2014 and $11.63 as of December 31, 2013 for the Convertible Senior Notes for such periods.

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

The following table shows the lending activity involving PIK interest arrangements for the years ended December 31, 2013 and 2012, at cost:

	Year Ended December 31,
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

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $35.1 million for the year ended December 31, 2013 as compared to approximately $23.8 million for the year ended December 31, 2012. This increase was primarily attributable to interest and fee expenses of approximately $12.9 million for the year ended December 31, 2013 related to the 2019 Notes issued in April and September 2012, which is $7.3 million greater than $5.6 million of interest and fees incurred during the year ended December 31, 2012, and approximately $5.1 million of interest and fee expense incurred due to the Asset-Backed Notes issued in December 2012. These expenses were partially offset by a decrease in interest and fees of approximately $749,000 for the year ended December 31, 2013 associated with our SBA debentures due to the pay down in August 2012 of debentures that had a weighted average cost of debt of 6.40% and borrowings of $24.75 million of debentures in November 2012 that had a weighted average cost of debt of 3.05%.

Additionally, we incurred approximately $1.1 million of non-cash interest expense during the period ended December 31, 2013 attributed to the accretion of the fair value of the conversion feature on the Convertible Senior Notes. We had a weighted average cost of debt, comprised of interest and fees, of approximately 6.1% for the year ended December 31, 2013, as compared to 6.6% during the year ended December 31, 2012. The decrease was primarily driven by the Asset-Backed Notes issued in December 2012, which account for approximately 18.9% of our outstanding debt and accrue interest at 3.3%. As of December 31, 2013 the weighted average debt outstanding was approximately $580.1 million.

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

A summary of realized gains and losses for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
(in thousands)	2013	2012
Realized gains	$32,577	$17,481
Realized losses	(17,741)	(14,313)
Net realized gains	$14,836	$3,168

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2013	2012
Gross unrealized appreciation on portfolio investments	$80,616	$65,871
Gross unrealized depreciation on portfolio investments	(63,855)	(73,158)
Reversal of prior period net unrealized appreciation upon a realization event	(26,489)	(12,575)
Reversal of prior period net unrealized depreciation upon a realization event	21,763	14,944
Net unrealized appreciation (depreciation) on taxes payable	(898)	—
Net unrealized appreciation (depreciation) on escrow receivables	465	—
Citigroup Warrant Participation	(57)	402
Net unrealized appreciation (depreciation) on portfolio investments	$11,545	$(4,516)

During the year ended December 31, 2013, we recorded approximately $11.5 million of net unrealized appreciation, of which $12.0 million is net unrealized appreciation from our debt, equity and warrant investments. Of the $12.0 million, approximately $15.7 million is attributed to net unrealized appreciation on equity, including approximately $5.6 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. Approximately $4.5 million is attributed to net unrealized appreciation on our warrant investments, including approximately $9.4 million of net unrealized depreciation due to the reversal of prior period net unrealized appreciation upon being realized as a gain. This unrealized appreciation was partially offset by approximately $8.2 million of net unrealized depreciation on our debt investments, which primarily related to $21.2 million of unrealized depreciation for collateral based impairments, offset by the reversal of approximately $13.0 million of prior period net unrealized depreciation upon being realized as a loss due to the write-off or early payoff of debt investments.

Net unrealized appreciation decreased by approximately $898,000 as a result of estimated taxes payable for the year ended December 31, 2013.

Net unrealized appreciation further increased by approximately $465,000 as a result of escrow receivables related to merger and acquisition transactions closed during the year ended December 31, 2013.

For the year ended December 31, 2013, net unrealized appreciation decreased by approximately $57,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the Citigroup Warrant Participation Agreement.

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

The following table summarizes the change in net unrealized appreciation/ (depreciation) in the investment portfolio by investment type for the years ended December 31, 2013 and December 31, 2012.

	Year Ended December 31, 2013
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(21.2)	$—	$(0.1)	$(21.3)
Reversals due to Debt Payoffs & Warrant/Equity sales	13.0	(5.8)	(10.6)	(3.4)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	7.6	3.5	11.1
Level 3 Assets	—	13.9	11.7	25.6
Total Fair Value Market/Yield Adjustments	—	21.5	15.2	36.7
Total Unrealized Appreciation/(Depreciation)	$(8.2)	$15.7	$4.5	$12.0

	Year Ended December 31, 2012
(in millions)	Debt	Equity	Warrants	Total
Collateral based impairments	$(11.4)	$(2.1)	$(1.2)	(14.7)
Reversals of Prior Period Collateral based impairments	10.0	0.5	0.7	11.2
Reversals due to Debt Payoffs & Warrant/Equity sales	7.0	(0.3)	(5.0)	1.7
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(6.5)	1.9	(4.6)
Level 3 Assets	(7.9)	9.7	0.2	2.0
Total Fair Value Market/Yield Adjustments	(7.9)	3.2	2.1	(2.6)
Total Unrealized Appreciation/(Depreciation)	$(2.3)	$1.3	$(3.4)	$(4.4)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized. We distributed approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014.

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

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived from our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes, 2021 Asset-Backed Notes and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

On August 16, 2013, we entered into an ATM equity distribution agreement with JMP Securities LLC, or JMP. The equity distribution agreement provides that we may offer and sell up to 8.0 million shares of our common stock from time to time through JMP, as our sales agent. Sales of our common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2014, we sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. We generally use the net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2014, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

As of December 31, 2014, approximately $57.3 million of our Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million of our common stock, or $24.3 million. Upon meeting the stock trading price conversion requirement during the three months ended December 31, 2014, the Convertible Senior Notes continue to be convertible through March 31, 2015. See “—Subsequent Events”.

At December 31, 2014, we had $17.7 million of Convertible Senior Notes, $170.4 million of 2019 Notes, $103.0 million of 2024 Notes, $16.0 million of 2017 Asset-Backed Notes, $129.3 million of 2021 Asset-Backed Notes and $190.2 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility.

At December 31, 2014, we had $377.1 million in available liquidity, including $227.1 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At December 31, 2014, we had $112.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At December 31, 2014, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At December 31, 2014, we had approximately $12.7 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2017Asset-Backed Notes and 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the year ended December 31, 2014, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the year ended December 31, 2014, our operating activities used $26.5 million of cash and cash equivalents, compared to $103.6 million provided during the year ended December 31, 2013. This $130.1 million decrease in cash provided by operating activities resulted primarily from the increase in purchase of investments of approximately $135.7 million and the decrease in net assets resulting from operations of approximately $28.3 million.

During the year ended December 31, 2014, our investing activities used $6.6 million of cash, compared to approximately $6.6 million used during the year ended December 31, 2013. Our cash flows from investing remained flat as compared to the prior fiscal year.

During the year ended December 31, 2014, our financing activities used $8.2 million of cash, compared to $11.6 million used during the year ended December 31, 2013. This $3.5 million decrease in cash used by financing activities was primarily due to the net issuance of our 2024 Notes and 2021 Asset-Backed Notes for $99.7 million and $126.0 million, respectively. These increases were offset by a decrease in proceeds from issuance of common stock of $86.4 million and an increase in repayments of 2017 Asset-Backed Notes and SBA debentures of $33.8 million and $34.8 million, respectively, during the year ended December 31, 2014. In addition, during the year ended December 31, 2014, we paid $57.3 million in cash to settle our Convertible Senior Notes, of which $53.1 million is included in cash flows from financing activities and $4.2 million is in included in cash flows from operating activities, which represents the proportional interest paid of the original issue discount.

As of December 31, 2014, net assets totaled $658.9 million, with a net asset value per share of $10.18. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies and, to a lesser extent, from the temporary investment of cash in other high-quality debt investments that mature in one year or less as well as from future borrowings as required to meet our lending activities. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of December 31, 2014 our asset coverage ratio under our regulatory requirements as a business development company was 250.8%, excluding our SBA debentures as a result of our exemptive order from the SEC that allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 205.0% at December 31, 2014.

Outstanding Borrowings

At December 31, 2014 and December 31, 2013, we had the following available borrowings and outstanding amounts:

	December 31, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
2024 Notes	103,000	103,000	—	—
2017 Asset-Backed Notes	16,049	16,049	89,557	89,557
2021 Asset-Backed Notes	129,300	129,300	—	—
Convertible Senior Notes (3)	17,674	17,345	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	75,000	—	30,000	—
Total	$776,587	$626,258	$664,921	$557,440

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA debentures were $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

(3)

During the year ended December 31, 2014, holders of approximately $57.3 million of the Company’s Convertible Senior Notes exercised their conversion rights. The balance at December 31, 2014 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was approximately $329,000 at December 31, 2014 and $2.5 million at December 31, 2013.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under the Credit Facilities, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes, 2021 Asset-Backed Notes and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings in order to comply with certain covenants, including the ratio of total assets to total indebtedness. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the consolidated statement of operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of December 31, 2014 and December 31, 2013 were as follows:

(in thousands)	December 31, 2014	December 31, 2013
SBA Debentures	$4,038	$5,074
2019 Notes	4,352	5,319
2024 Notes	3,205	—
2017 Asset-Backed Notes	506	2,686
2021 Asset-Backed Notes	3,207	—
Convertible Senior Notes	175	1,323
Wells Facility	794	398
Union Bank Facility	156	—
Total	$16,433	$14,800

 Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of December 31, 2014, we had unfunded contractual commitments of approximately $339.0 million. Approximately $191.3 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. However, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due.

In addition, as of December 31, 2014, we had approximately $108.2 million of non-binding term sheets outstanding to eight new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of December 31, 2014:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$626,258	$16,081	$17,313	$321,464	$271,400
Operating Lease Obligations (5)	6,258	1,554	3,055	1,590	59
Total	$632,516	$17,635	$20,368	$323,054	$271,459

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a Warrant Participation Agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $16.0 million in aggregate principal amount of the 2017 Asset-Backed Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes and $17.3 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.7 million less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was $329,000 at December 31, 2014.

(5)	Long-Term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.6 million, $1.1 million and $1.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law, subject to the restrictions in the 1940 Act.

Borrowings

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of December 31, 2014, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at December 31, 2014. As of December 31, 2014, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2014 we held investments in HT II in 38 companies with a fair value of approximately $109.5 million, accounting for approximately 10.7% of our total portfolio at December 31, 2014.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of December 31, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of December 31, 2014. As of December 31, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2014, we held investments in HT III in 39 companies with a fair value of approximately $229.9 million accounting for approximately 22.5% of our total portfolio at December 31, 2014.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2014 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the year ended December 31, 2014 for HT II was approximately $46.7 million with an average interest rate of approximately 4.75%. The average amount of debentures outstanding for the year ended December 31, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

As of December 31, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2014, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, we repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At December 31, 2014, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding on our Consolidated Statement of Assets and Liabilities as of December 31, 2014 and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

2019 Notes

On March 6, 2012, we and U.S. Bank National Association (the “2019 Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, we and the 2019 Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of the April 2019 Notes. The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

In July 2012, we reopened our April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

On September 24, 2012, we and the 2019 Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to our issuance, offer and sale of $75.0 million aggregate principal amount of the September 2019 Notes. The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal amount.

As of December 31, 2014 and December 31, 2013, the 2019 Notes payable is comprised of:

(in thousands)	December 31, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

April 2019 Notes

The April 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The April 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012, and trade on the NYSE under the trading symbol “HTGZ.” See “—Subsequent Events.”

The April 2019 Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

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

September 2019 Notes

The September 2019 Notes will mature on September 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The September 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2012, and trade on the NYSE under the trading symbol “HTGY.”

The September 2019 Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

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

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement

For the years ended December 31, 2014 and 2013, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 Notes and September 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2014	2013
Stated interest expense	$11,926	$11,926
Amortization of debt issuance cost	967	967
Total interest expense and fees	$12,893	$12,893
Cash paid for interest expense and fees	$11,926	$11,926

As of December 31, 2014, we are in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

2024 Notes

On July 14, 2014, we and U.S. Bank, N.A. (the “2024 Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between us and the 2024 Trustee, dated July 14, 2014, relating to our issuance, offer and sale of $100.0 million aggregate principal amount of 2024 Notes. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated net proceeds of approximately $99.9 million.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at our option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014, and trade on the NYSE under the trading symbol “HTGX.”

The 2024 Notes will be our direct unsecured obligations and will rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the 2024 Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2014, we were in compliance with the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture. At December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the years ended December 31, 2014 and 2013, the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	December 31,
(in thousands)	2014	2013
Stated interest expense	$2,955	$—
Amortization of debt issuance cost	153	—
Total interest expense and fees	$3,108	$—
Cash paid for interest expense and fees	$1,887	$—

2017 Asset-Backed Notes

On December 19, 2012, we completed a $230.7 million term debt securitization in connection with which an affiliate of ours  made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes. The 2017 Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. and were sold by the 2012 Securitization Issuer pursuant to a note purchase agreement, dated as of December 12, 2012, by and among us, the 2012 Trust Depositor, the 2012 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by us. Interest on the 2017 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The 2017 Asset-Backed Notes have a stated maturity of December 16, 2017. See “—Subsequent Events.”

As part of this transaction, we entered into a sale and contribution agreement with the 2012 Trust Depositor under which we have agreed to sell or have contributed to the 2012 Trust Depositor certain senior loans made to certain of our portfolio companies. We have made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2012 Loans as of the date of their transfer to the 2012 Trust Depositor.

In connection with the sale of the 2017 Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The 2017 Asset-Backed Notes are secured obligations of the 2012 Securitization Issuer and are non-recourse to us. The 2012 Securitization Issuer also entered into an indenture governing the 2017 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2017 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2017 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2012 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provide by Section 3(c)(7) thereof. In addition, the 2012 Trust Depositor entered into an amended and restated trust agreement in respect of the 2012 Securitization Issuer, which includes customary representation, warranties and covenants.

The 2012 Loans are serviced by us pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. We perform certain servicing and administrative functions with respect to the 2012 Loans. We are entitled to receive a monthly fee from the 2012 Securitization Issuer for servicing the 2012 Loans. This servicing fee is equal to the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including December 5, 2012 through and including January 15, 2013 over 360) of 2.00% and the aggregate outstanding principal balance of the 2012 Loans plus the amount of collections on deposit in the 2012 Securitization Issuer’s collection account, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including December 5, 2012, to the close of business on January 4, 2013).

We also serve as administrator to the 2012 Securitization Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At December 31, 2014 and December 31, 2013, the 2017 Asset Backed Notes had an outstanding principal balance of $16.0 million and $89.6 million, respectively.

Under the terms of the 2017 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $1.2 million and $6.3 million of restricted cash as of December 31, 2014 and 2013, respectively, funded through interest collections. See Note 4 to our consolidated financial statements for more detail on the 2017 Asset-Backed Notes.

2021 Asset-Backed Notes

On November 13, 2014, we completed a $237.4 million term debt securitization in connection with which an affiliate of ours  made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes. The 2021 Asset-Backed Notes were rated A(sf) by Kroll Bond Rating Agency, Inc. (KBRA) and were sold by the 2014 Securitization Issuer pursuant to a note purchase agreement, dated as of November 13, 2014, by and among us, the 2014 Trust Depositor, the 2014 Securitization Issuer, and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by us. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

As part of this transaction, we entered into a sale and contribution agreement with the 2014 Trust Depositor under which we have agreed to sell or have contributed to the 2014 Trust Depositor certain senior loans made to certain of our portfolio companies. We have made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2014 Loans as of the date of their transfer to the 2014 Trust Depositor.

In connection with the sale of the 2021 Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to us. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2014 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provide by Section 3(c)(7) thereof and Rule 3A-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

The 2014 Loans are serviced by us pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. We perform certain servicing and administrative functions with respect to the 2014 Loans. We are entitled to receive a monthly fee from the Issuer for servicing the 2014 Loans. This servicing fee is equal to the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including October 5, 2014 through and including December 5, 2014 over 360) of 2.00% and the aggregate outstanding principal balance of the 2014 Loans plus the amount of collections on deposit in the 2014 Securitization Issuer’s collection account, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including October 5, 2014, to the close of business on December 5, 2014).

We also serve as administrator to the 2014 Securitization Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At December 31, 2014, the 2021 Asset Backed Notes had an outstanding principal balance of $129.3 million.

Under the terms of the 2021 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $11.5 million of restricted cash as of December 31, 2014 funded through interest collections. See Note 4 to our consolidated financial statements for more detail on the 2021 Asset-Backed Notes.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016. During the year ended December 31, 2014, holders of approximately $57.3 million of our Convertible Senior Notes exercised their conversion rights. As of December 31, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.3 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015, until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of December 31, 2014, the conversion rate was 88.0615 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.36 per share of common stock).

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

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014 and September 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible through December 31, 2014. As of December 31, 2014, approximately $57.3 million of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the our common stock, or $24.3 million. Upon meeting the stock trading price conversion requirement during the three months ended December 31, 2014, the Convertible Senior Notes continue to be convertible through March 31, 2015. See “—Subsequent Events.”

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the year ended December 31, 2014 was approximately $1.6 million, and was classified as a component of net investment income in the Company’s Consolidated Statements of Operations.

As of December 31, 2014 and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2014	December 31, 2013
Principal amount of debt	$17,674	$75,000
Original issue discount, net of accretion	(329)	(2,481)
Carrying value of Convertible Senior Debt	$17,345	$72,519

For the years ended December 31, 2014 and 2013, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Year Ended December 31,
(in thousands)	2014	2013
Stated interest expense	$2,753	$4,500
Accretion of original issue discount	843	1,083
Amortization of debt issuance cost	450	577
Total interest expense	$4,046	$6,160
Cash paid for interest expense	$3,465	$4,500

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for both the years ended December 31, 2014 and December 31, 2013. During the year ended December 31, 2014 interest expense decreased by approximately $1.7 million from the comparative period in 2013, due to Convertible Senior Notes settled in the period. As of December 31, 2014, we are in compliance with the terms of the indentures governing the Convertible Senior Notes. See Note 4 to our consolidated financial statements for more detail on the Convertible Senior Notes.

Wells Facility

In August 2008, we entered into a $50.0 million two-year revolving senior secured credit facility with Wells Fargo Capital Finance. On June 20, 2011, we renewed the Wells Facility, and the Wells Facility was further amended on August 1, 2012, December 17, 2012 and August 8, 2014. Under this senior secured facility, Wells Fargo Capital Finance has made commitments of $75.0 million. The facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo Capital Finance and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the new facility; however, there can be no assurances that additional lenders will join the Wells Facility.

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

As amended, borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.00% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the years ended December 31, 2014 and 2013, this non-use fee was approximately $380,000 and $380,000, respectively. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with the August 2014 amendments, the Company paid an additional $750,000 in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. As amended, these covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2014. See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

Union Bank Facility

We have a $75.0 million revolving senior secured credit facility with MUFG Union Bank, N.A. (“MUFG Union Bank”). We originally entered into the Union Bank Facility on February 10, 2010 but, following several amendments, amended and restated the Union Bank Facility on August 14, 2014. The amendment and restatement extends the maturity date of the Union Bank Facility to August 1, 2017, increases the size of the Union Bank Facility to $75.0 million from $30.0 million, and adjusts the interest rate for LIBOR borrowings under the Union Bank Facility. LIBOR-based borrowings under the Union Bank Facility will bear interest at a rate per annum equal to LIBOR plus 2.25% with no floor, whereas previously we paid a per annum interest rate on such borrowings equal to LIBOR plus 2.50% with a floor of 4.00%. Other borrowings under the Union Bank Facility, which are based on a reference rate instead of LIBOR, will continue to bear interest at a rate per annum equal to the reference rate (which is the greater of the federal funds rate plus 1.00% and a periodically announced Union Bank index rate) plus the greater of (i) 4.00% minus the reference rate and (ii) 1.00%. We continue to have the option of determining which type of borrowing to request under the Union Bank Facility. Subject to certain conditions, the amendment also removes a previous ceiling on the amount of certain unsecured indebtedness that we may incur.

MUFG Union Bank has made commitments to lend up to $75.0 million in aggregate principal amount. The Union Bank Facility contains an accordion feature, pursuant to which we may increase the size of the Union Bank Facility to an aggregate principal amount of $300.0 million by bringing in additional lenders, subject to the approval of MUFG Union Bank and other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings.

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the years ended December 31, 2014 and 2013, this non-use fee was approximately $240,000 and $152,000, respectively. The amount that we may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

We have various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that we maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at December 31, 2014. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility.

Citibank Credit Facility

We, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility with Citigroup which expired under normal terms. During the first quarter of 2009, we paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through the Warrant Participation Agreement on the pool of debt investments and warrants collateralized under the Citibank Credit Facility. Pursuant to the Warrant Participation Agreement, we granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the Warrant Participation Agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2014, we reduced our realized gain by approximately $465,000 for Citigroup’s participation in the realized gain on sale of equity securities which were obtained from exercising portfolio company warrants which were included in the collateral pool. We recorded a decrease in participation liability and a decrease in unrealized appreciation by a net amount of approximately $270,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the Warrant Participation Agreement as a result of the sale of shares in Acceleron Pharma, Inc., Merrimack Pharmaceuticals, Inc., Portola Pharmaceuticals, Inc. and Everyday Health, Inc. that were subject to the agreement. The remaining value of their participation right on unrealized gains in the related equity investments is approximately $101,000 as of December 31, 2014 and is included in accrued liabilities.  There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $2.1 million under the Warrant Participation Agreement thereby reducing realized gains by this amount. We will continue to pay Citigroup under the Warrant Participation Agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Warrant Participation Agreement are set to expire between February 2016 and January 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
			$10.30

*	Dividend paid in cash and stock.

On February 24, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 19, 2015 to shareholders of record as of March 12, 2015. This dividend will represent our thirty-eighth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $10.30 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2014, 2013, and 2012, 100% were distributions of ordinary income and spillover earnings. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2015 distributions to stockholders will actually be.

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

We operate to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes our taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual PIK interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest arrangements or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

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

We intend to distribute approximately $16.7 million of spillover earnings from the year ended December 31, 2014 to our shareholders in 2015.

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

At December 31, 2014, approximately 78.6% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy and our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(3) the Audit Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio company as provided by the Investment Committee, which incorporates the results of the independent valuation firm as appropriate, and

(4) the Board of Directors, upon the recommendation of the Audit Committee, discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2014. In addition to the techniques and inputs noted in the table below, according to our valuation policy we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$117,229	Originated Within 6 Months	Origination Yield	10.34% - 16.52%	11.76%
	237,595	Market Comparable Companies	Hypothetical Market Yield	9.75% - 17.73%	10.62%
			Premium/(Discount)	(0.50%) - 1.00%
Medical Devices	60,332	Originated Within 6 Months	Origination Yield	12.14% - 16.56%	13.69%
	60,658	Market Comparable Companies	Hypothetical Market Yield	11.64% - 22.22%	12.19%
			Premium/(Discount)	0.00% - 1.00%
	12,970	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Technology	152,645	Originated Within 6 Months	Origination Yield	10.54% - 20.02%	14.08%
	80,835	Market Comparable Companies	Hypothetical Market Yield	6.95% - 15.50%	13.01%
			Premium/(Discount)	0.00% - 0.50%
	27,159	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 90.00%
Energy Technology	4,437	Originated Within 6 Months	Origination Yield	13.85% - 21.57%	19.00%
	52,949	Market Comparable Companies	Hypothetical Market Yield	13.20% - 16.62%	15.41%
			Premium/(Discount)	0.00% - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	2,962	Originated Within 6 Months	Origination Yield	14.04%	14.04%
	59,254	Market Comparable Companies	Hypothetical Market Yield	11.91% - 15.33%	13.98%
			Premium/(Discount)	0.00% - 0.50%
	4,096	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Cost
	9,318	Imminent Payoffs
	39,867	Debt Investments Maturing in Less than One Year
	$923,906	Total Level Three Debt Investments

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

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, and Diagnostics and Biotechnology industries in the Consolidated Schedule of Investments.

Medical Devices, above, is comprised of debt investments in the Therapeutic, Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.

Technology, above, is comprised of debt investments in the Software, Semiconductors, Electronics and Computer Hardware, Internet Consumer and Business Services, Information Services, Media/Content/Info and Communications and Networking industries in the Consolidated Schedule of Investments.

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Internet Consumer and Business Services, Media/Content/Info, and Healthcare Services – Other industries in the Consolidated Schedule of Investments.

Energy Technology, above, aligns with the Energy Technology industry in the Consolidated Schedule of Investments.

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

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, and Diagnostics and Biotechnology industries in the Consolidated Schedule of Investments.

Medical Devices, above, is comprised of debt investments in the Therapeutic, Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.

Technology, above, is comprised of debt investments in the Software, Semiconductors, Electronics and Computer Hardware, Internet Consumer and Business Services, Information Services, Media/Content/Info and Communications and Networking industries in the Consolidated Schedule of Investments.

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Software, Electronics and Computer Hardware, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

Energy Technology, above, aligns with the Energy Technology industry in the Consolidated Schedule of Investments.

(b)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.
(c)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,249	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 23.4x	8.5x
			Revenue Multiple (b)	0.9x - 3.6x	2.6x
			Discount for Lack of Marketability (c)	5.67% - 35.45%	15.95%
			Average Industry Volatility (d)	48.10% - 95.18%	62.78%
			Risk-Free Interest Rate	0.22% - 0.83%	0.24%
			Estimated Time to Exit (in months)	10 - 28	11
	46,686	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	38.95% - 84.30%	55.04%
			Risk-Free Interest Rate	0.10% - 1.32%	0.24%
			Estimated Time to Exit (in months)	6 - 43	10
Warrant Investments	9,725	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 98.9x	16.6x
			Revenue Multiple (b)	0.3x - 15.7x	4.3x
			Discount for Lack of Marketability ©	12.12% - 35.50%	22.14%
			Average Industry Volatility (d)	37.70% - 108.86%	67.23%
			Risk-Free Interest Rate	0.22% - 1.34%	0.75%
			Estimated Time to Exit (in months)	10 - 47	27
	12,198	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	32.85% - 99.81%	67.58%
			Risk-Free Interest Rate	0.21% - 2.95%	0.87%
			Estimated Time to Exit (in months)	10 - 48	28
Total Level Three Warrant and Equity Investments	$80,858

(a)

The significant unobservable inputs used in the fair value measurement of the our warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes option pricing model include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Debt Investments

We follow the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. Our debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology at all stages of development. Given the nature of lending to these types of businesses, our investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged.

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

Our process includes, among other things, the underlying investment performance, the current portfolio company’s financial condition and market changing events that impact valuation, estimated remaining life, current market yields and interest rate spreads of similar securities as of the measurement date. We value our syndicated debt investments, using broker quotes and bond indices amongst other factors. If there is a significant deterioration of the credit quality of a debt investment, we may consider other factors than those a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At December 31, 2014, we had four debt investments on non-accrual with a cumulative investment cost and fair value of approximately $28.9 million and $10.6 million, respectively, compared to two debt investments on non-accrual at December 31, 2013 with a cumulative investment cost and fair value of approximately $23.3 million and $12.6 million, respectively.

Paid-In-Kind and End of Term Income

Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $3.3 million and $3.5 million in PIK income during the years ended December 31, 2014 and 2013, respectively.

Fee Income.

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and deal structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees.

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

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by us in obtaining debt financing. Debt issuance costs are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method as applicable, or the straight line method, which closely approximates the effective yield method. These expenses are accelerated for the proportionate amount of unamortized debt issuance costs and fees in cases where debt is extinguished early.

Stock Based Compensation

We have issued and may, from time to time, issue additional stock options and restricted stock to employees under our 2004 Equity Incentive Plan and Board members under our 2006 Equity Incentive Plan. We follow ASC 718, formally known as FAS 123R “Share-Based Payments” to account for stock based compensation for stock options and restricted stock granted. Under ASC 718, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date may require judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

We intend to distribute approximately $16.7 million of spillover earnings from the year ended December 31, 2014 to our shareholders in 2015. We distributed approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to our shareholders in 2014.

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

Subsequent Events

Dividend Declaration

On February 24, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 19, 2015 to shareholders of record as of March 12, 2015.This dividend would represent our thirty-eighth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $10.30 per share

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes, or the Convertible Senior Notes, due 2016. As of December 31, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.3 million.

The Convertible Senior Notes are convertible into shares of our common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Senior Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.36 per share of common stock, in each case subject to adjustment in certain circumstances. Upon meeting the stock trading price conversion requirement during the three months ended December 31, 2014, the Convertible Senior Notes continue to be convertible through March 31, 2015.

Subsequent to December 31, 2014 and as of February 26, 2015, approximately $32,000 of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 613 shares of our common stock in January 2015.

April 2019 Notes – Redemption

On February 24, 2015, the Board of Directors approved a redemption of $20.0 million of the $84.5 million in issued and outstanding aggregate principal amount of April 2019 Notes, and notice for such redemption has been provided. We currently intend to make additional redemptions on the April 2019 Notes throughout the 2015 calendar year, depending on our anticipated cash needs. We will provide notice for and complete all redemptions in compliance with the terms of the Base Indenture, as supplemented by the First Supplemental Indenture.

2017 Asset-Backed Notes – Contractual Amortization

In February 2015, changes in the payment schedule of obligors in the 2017 Asset-Backed Notes collateral pool triggered a Rapid Amortization Event in accordance with the sale and servicing agreement for the 2017 Asset-Backed Notes.  Due to this Event, the 2017 Asset-Backed Notes are expected to fully amortize within the first half of 2015.

Share Repurchase Program

On February 24, 2015, our Board of Directors approved a $50.0 million open market share repurchase program. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in our then most recently published financial statements.

We anticipate that the manner, timing, and amount of any share purchases will be determined by our management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. As a 1940 Act reporting company, we are required to notify shareholders program when such a program is initiated or implemented. The repurchase program does not require us to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

Closed and Pending Commitments

As of February 26, 2015, we have:

a.	Closed commitments of approximately $150.8 million to new and existing portfolio companies.
b.	Pending commitments (signed non-binding term sheets) of approximately $36.0 million.

The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
Q1-15 Closed Commitments (as of February 26, 2015)(a)	$150.8
Pending Commitments (as of February 26, 2015)(b)	$36.0
Year to date 2015 Closed and Pending Commitments	$186.8

Notes:

a.

Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of February 26, 2015, we held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Good Technology Corp., ViewRay, Inc. and four companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2014 the following current and former portfolio companies completed initial public offerings or were acquired:

1.

In January 2015, our portfolio company Box, Inc. completed its initial public offering of 12,500,000 shares of its common stock at $14.00 per share. The shares held we hold in Box, Inc. are subject to certain restrictions that govern the timing of our divestment and may thus impact our ultimate gain or (loss).  In the case of Box, Inc., we are subject to a customary IPO lockup period and are obligated not to sell the shares of common stock that we own for six months from the date of the initial public offering. The potential gain depends on the price of the shares when we exit the investment.

2.	In January 2015, our portfolio company Zosano Pharma, Inc. completed its initial public offering of 4,500,000 shares of its common stock at $11.00 per share.
3.	In February 2015, our portfolio company Inotek Pharmaceuticals, Inc. completed its initial public offering of 6,667,000 shares of its common stock at a price to the public of $6.00 per share.
4.

In February 2015, Zillow, Inc. completed its acquisition of our former portfolio company Trulia, Inc. for $2.5 billion in a stock-for-stock transaction and formed Zillow Group, Inc.  The Company no longer holds investments in the portfolio company.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of December 31, 2014, approximately 98.2% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2014, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Change	Income	Expense	Income
100	$8,365	$—	$8,365
200	$16,213	$—	$16,213
300	$27,470	$—	$27,470
400	$38,241	$—	$38,241
500	$48,957	$—	$48,957

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts.  While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the year ended December 31, 2014, we did not engage in interest rate hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It also does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes and 2021 Asset-Backed Notes that could affect the net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes and 2021 Asset-Backed Notes please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Outstanding Borrowings” in this report on Form 10-K.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of

Hercules Technology Growth Capital, Inc.

In our opinion, the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Hercules Technology Growth Capital, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2014 by correspondence with the custodian, borrowers and brokers, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, CA

March 2, 2015

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,019,799 and $891,059, respectively)	$1,012,738	$899,314
Affiliate investments (cost of $15,538 and $15,238, respectively)	7,999	10,981
Total investments, at value (cost of $1,035,337 and $906,297, respectively)	1,020,737	910,295
Cash and cash equivalents	227,116	268,368
Restricted cash	12,660	6,271
Interest receivable	9,453	8,962
Other assets	29,257	27,819
Total assets	$1,299,223	$1,221,715

Liabilities
Accounts payable and accrued liabilities	$14,101	$14,268
Long-term Liabilities (Convertible Senior Notes)	17,345	72,519
2017 Asset-Backed Notes	16,049	89,557
2021 Asset-Backed Notes	129,300	—
2019 Notes	170,364	170,364
2024 Notes	103,000	—
Long-term SBA Debentures	190,200	225,000
Total liabilities	$640,359	$571,708
Commitments and Contingencies (Note 10)
Net assets consist of:
Common stock, par value	65	62
Capital in excess of par value	657,233	656,594
Unrealized appreciation (depreciation) on investments	(17,076)	3,598
Accumulated realized gains (losses) on investments	14,079	(15,240)
Undistributed net investment income	4,563	4,993
Total net assets	$658,864	$650,007
Total liabilities and net assets	$1,299,223	$1,221,715

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	64,715	61,837
Net asset value per share	$10.18	$10.51

See notes to consolidated financial statements.

 The following table presents the assets and liabilities of our consolidated securitization trusts for the asset-backed notes (see Note 4), which are variable interest entities (“VIE”). The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statements of Assets and Liabilities above.

(Dollars in thousands)	December 31, 2014	December 31, 2013
Assets
Restricted Cash	$12,660	$6,271
Total investments, at value (cost of $296,314 and $166,513, respectively)	291,464	165,445
Total assets	$304,124	$171,716

Liabilities
Asset-Backed Notes	$145,349	$89,557
Total liabilities	$145,349	$89,557

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Investment income:
Interest income
Non-Control/Non-Affiliate investments	$124,776	$121,302	$85,258
Affiliate investments	1,842	2,369	2,345
Total interest income	126,618	123,671	87,603
Fees
Non-Control/Non-Affiliate investments	17,013	16,016	9,897
Affiliate investments	34	26	20
Total fees	17,047	16,042	9,917
Total investment income	143,665	139,713	97,520
Operating expenses:
Interest	28,041	30,334	19,835
Loan fees	5,919	4,807	3,917
General and administrative	10,209	9,354	8,108
Employee Compensation:
Compensation and benefits	16,604	16,179	13,326
Stock-based compensation	9,561	5,974	4,227
Total employee compensation	26,165	22,153	17,553
Total operating expenses	70,334	66,648	49,413
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	(1,581)	—	—
Net investment income	71,750	73,065	48,107
Net realized gain on investments
Non-Control/Non-Affiliate investments	20,112	14,836	3,168
Total net realized gain on investments	20,112	14,836	3,168
Net increase in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	(17,392)	12,370	(2,448)
Affiliate investments	(3,282)	(825)	(2,068)
Total net unrealized appreciation (depreciation) on investments	(20,674)	11,545	(4,516)
Total net realized and unrealized gain (loss)	(562)	26,381	(1,348)
Net increase in net assets resulting from operations	$71,188	$99,446	$46,759
Net investment income before investment gains and losses per common share:
Basic	$1.13	$1.22	$0.96
Change in net assets resulting from operations per common share:
Basic	$1.12	$1.67	$0.93
Diluted	$1.10	$1.63	$0.93
Weighted average shares outstanding
Basic	61,862	58,838	49,068
Diluted	63,225	60,292	49,156
Dividends declared per common share:
Basic	$1.24	$1.11	$0.95

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars and shares in thousands)

						Undistributed
						net investment
						income/
				Unrealized	Accumulated	(Distributions	Provision for
			Capital in	Appreciation	Realized	in excess of	Income Taxes
	Common Stock		excess	(Depreciation)	Gains (Losses)	investment	on Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	income)	Gains	Assets
Balance at December 31, 2011	43,853	$44	$484,244	$(3,431)	$(43,042)	$(6,432)	$(342)	$431,041
Net increase in net assets resulting from operations	—	—	—	(4,516)	3,168	48,107	—	46,759
Issuance of common stock	578	1	3,287	—	—	—	—	3,288
Issuance of common stock under restricted stock plan	505	—	—	—	—	—	—	—
Issuance of common stock as stock dividend	219	—	2,305	—	—	—	—	2,305
Retired shares from net issuance	(330)	—	(4,625)	—	—	—	—	(4,625)
Public Offering	8,100	8	80,872	—	—	—	—	80,880
Dividends declared	—	—	—	—	—	(47,983)	—	(47,983)
Stock-based compensation	—	—	4,303	—	—	—	—	4,303
Tax Reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(5,878)	—	2,958	2,920	—	—
Balance at December 31, 2012	52,925	$53	$564,508	$(7,947)	$(36,916)	$(3,388)	$(342)	$515,968
Net increase in net assets resulting from operations	—	$—	$—	$11,545	$14,836	$73,065	$—	$99,446
Issuance of common stock	2,019	2	25,245	—	—	—	—	25,247
Issuance of common stock under restricted stock plan	423	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	159	—	2,201	—	—	—	—	2,201
Retired shares from net issuance	(1,739)	(2)	(27,990)	—	—	—	—	(27,992)
Public Offering	8,050	8	95,529	—	—	—	—	95,537
Dividends declared	—	—	—	—	—	(66,454)	—	(66,454)
Stock-based compensation	—	—	6,054	—	—	—	—	6,054
Tax Reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(8,952)	—	6,840	2,112	—	—
Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase (decrease) in net assets resulting from operations	—	$—	$—	$(20,674)	$20,112	$71,750	$—	$71,188
Issuance of common stock	354	—	3,955	—	—	—	—	3,955
Issuance of common stock under restricted stock plan	593	1	(1)	—	—	—	—	—
Issuance of common stock as stock dividend	97	—	1,485	—	—	—	—	1,485
Retired shares from net issuance	(277)	—	(7,856)	—	—	—	—	(7,856)
Public offering	2,111	2	9,007	—	—	—	—	9,009
Dividends declared	—	—	—	—	—	(78,562)	—	(78,562)
Stock-based compensation	—	—	9,638	—	—	—	—	9,638
Tax Reclassification of stockholders' equity in accordance with generally accepted accounting principles	—	—	(15,589)	—	9,207	6,382	—	—
Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
Cash flows from operating activities:	2014	2013	2012
Net increase in net assets resulting from operations	$71,188	$99,446	$46,759
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(623,232)	(487,558)	(507,098)
Principal and fee payments received on investments	503,003	477,535	245,777
Proceeds from the sale of investments	33,432	44,832	25,948
Net unrealized depreciation (appreciation) on investments	20,674	(11,545)	4,516
Net realized gain on investments	(20,112)	(14,836)	(3,048)
Accretion of paid-in-kind principal	(2,549)	(3,103)	(1,400)
Accretion of loan discounts	(9,792)	(6,652)	(5,441)
Accretion of loan discount on Convertible Senior Notes	843	1,083	1,083
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	1,581	—	—
Payment of loan discount on Convertible Senior Notes	(4,195)	—	—
Accretion of loan exit fees	(11,541)	(9,251)	(3,986)
Change in deferred loan origination revenue	(281)	1,409	2,301
Unearned fees related to unfunded commitments	(6,426)	(3,087)	(1,900)
Amortization of debt fees and issuance costs	5,256	4,044	1,560
Depreciation	266	252	289
Stock-based compensation and amortization of restricted stock grants	9,638	6,054	4,303
Change in operating assets and liabilities:
Interest and fees receivable	(490)	672	(3,815)
Prepaid expenses and other assets	7,518	2,488	(988)
Accounts payable	271	54	279
Accrued liabilities	(1,583)	1,757	926
Net cash provided by (used in) operating activities	(26,531)	103,594	(193,935)

Cash flows from investing activities:
Purchases of capital equipment	(190)	(311)	(87)
Reduction of (investment in) restricted cash	(6,389)	(6,271)	—
Other long-term assets	25	—	—
Net cash (used in) investing activities	(6,554)	(6,582)	(87)

Cash flows from financing activities:
Proceeds from issuance (repurchase of employee shares due to restricted stock vesting) of common stock, net(1)	5,936	92,376	79,647
Dividends paid	(77,076)	(64,252)	(45,678)
Issuance of 2019 Notes Payable	—	—	170,365
Issuance of 2024 Notes Payable	103,000	—	—
Issuance of 2017 Asset-Backed Notes	—	—	129,300
Issuance of 2021 Asset-Backed Notes	129,300	—	—
Repayments of 2017 Asset-Backed Notes	(73,508)	(39,743)	—
Repayments of Long-Term SBA Debentures	(34,800)	—	—
Borrowings of credit facilities	—	—	64,000
Repayments of credit facilities	—	—	(74,228)
Cash paid for debt issuance costs	(6,669)	—	(10,864)
Cash Paid for redemption of Convertible Senior Notes	(53,131)	—	—
Fees paid for credit facilities and debentures	(1,219)	(19)	—
Net cash provided by (used in) financing activities	(8,167)	(11,638)	312,542
Net decrease in cash and cash equivalents	(41,252)	85,374	118,520
Cash and cash equivalents at beginning of period	268,368	182,994	64,474
Cash and cash equivalents at end of period	$227,116	$268,368	$182,994

Supplemental non-cash investing and financing activities:
Interest paid	$25,738	$25,245	$18,928
Income taxes paid	$133	$85	$44
Dividends Reinvested	$1,485	$2,201	$2,305
Paid-in-Kind Principal	$2,699	$1,153	$115

(1)	Net issuance of employee shares due to restricted stock vesting equals $3,901, $2,744, and $1,341 for the years ended December 31, 2014, December 31 2013, and December 31, 2012, respectively.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investments
Biotechnology Tools
1-5 Years Maturity
Labcyte, Inc. (10)(12)(13)	Biotechnology Tools	Senior Secured	June 2016	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$2,695	$2,869	$2,869
Subtotal: 1-5 Years Maturity						2,869	2,869
Subtotal: Biotechnology Tools (0.44%)*						2,869	2,869
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc. (10)(12)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$12,889	13,193	13,193
SkyCross, Inc. (12)(13)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 9.70% or Floor rate of 12.95%	$22,000	21,580	20,149
Spring Mobile Solutions, Inc. (10)(12)	Communications & Networking	Senior Secured	November 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$18,840	18,928	19,116
Subtotal: 1-5 Years Maturity						53,701	52,458
Subtotal: Communications & Networking (7.96%)*						53,701	52,458
Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (12)(13)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,000	4,912	4,884
	Consumer & Business Products	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$216	89	89
Total Antenna79 (p.k.a. Pong Research Corporation)					$5,216	5,001	4,973
Fluc, Inc. (8)	Consumer & Business Products	Convertible Senior Note	March 2017	Interest rate FIXED 4.00%	$100	100	100
IronPlanet, Inc. (12)	Consumer & Business Products	Senior Secured	November 2017	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$37,500	36,345	36,345
The Neat Company (11)(12)(13)	Consumer & Business Products	Senior Secured	September 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, PIK Interest 1.00%	$20,061	19,422	19,422
Subtotal: 1-5 Years Maturity						60,868	60,840
Subtotal: Consumer & Business Products (9.23%)*						60,868	60,840

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Delivery
Under 1 Year Maturity
Revance Therapeutics, Inc. (10)(12)	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$2,098	$2,458	$2,458
	Drug Delivery	Senior Secured	March 2015	Interest rate PRIME + 6.60% or Floor rate of 9.85%	$210	246	246
Total Revance Therapeutics, Inc.					$2,308	2,704	2,704
Subtotal: Under 1 Year Maturity						2,704	2,704
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(9)(10)(12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$25,000	24,831	24,969
BIND Therapeutics, Inc.(12)(13)	Drug Delivery	Senior Secured	September 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$3,274	3,343	3,228
BioQuiddity Incorporated (12)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$7,500	7,439	7,439
Celator Pharmaceuticals, Inc. (10)(12)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$10,000	9,927	9,899
Celsion Corporation (10)(12)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$10,000	9,858	10,027
Dance Biopharm, Inc. (12)(13)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$3,905	3,871	3,864
Edge Therapeutics, Inc. (12)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 5.95% or Floor rate of 10.45%	$3,000	2,847	2,847
Neos Therapeutics, Inc. (12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$5,000	4,916	4,916
	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 9.00%	$10,000	10,010	10,063
Total Neos Therapeutics, Inc.					$15,000	14,926	14,979
Zosano Pharma, Inc. (10)(12)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 6.80% or Floor rate of 12.05%	$4,000	3,894	3,881
Subtotal: 1-5 Years Maturity						80,936	81,133
Subtotal: Drug Delivery (12.72%)*						83,640	83,837

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Aveo Pharmaceuticals, Inc. (9)(10)(12)(13)	Drug Discovery & Development	Senior Secured	December 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$11,611	$11,611	$11,611
Concert Pharmaceuticals, Inc. (10)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$7,175	7,142	7,142
Subtotal: Under 1 Year Maturity						18,753	18,753
1-5 Years Maturity
ADMA Biologics, Inc. (10)(11)(12)	Drug Discovery & Development	Senior Secured	December 2017	Interest rate PRIME + 5.5% or Floor rate of 8.75%, PIK Interest 1.95%	$5,000	4,879	4,933
	Drug Discovery & Development	Senior Secured	December 2017	Interest rate PRIME + 3.00% or Floor rate of 8.75%, PIK Interest 1.95%	$10,153	10,032	10,144
Total ADMA Biologics, Inc.					$15,153	14,911	15,077
Aveo Pharmaceuticals, Inc. (9)(10)(12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 6.65% or Floor rate of 11.90%	$10,000	9,766	9,766
Celladon Corporation (12)(13)	Drug Discovery & Development	Senior Secured	February 2018	Interest rate PRIME + 5.00% or Floor rate of 8.25%	$10,000	10,022	10,022
Cempra, Inc. (10)(12)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$18,000	18,020	18,560
Cerecor Inc. (12)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$7,500	7,374	7,374
Cleveland BioLabs, Inc. (12)(13)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate PRIME + 6.10% or Floor rate of 9.35%	$1,883	1,883	1,920
CTI BioPharma Corp. (pka Cell Therapeutics, Inc.) (10)(12)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,584	4,584	4,712
	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 9.00% or Floor rate of 12.25%	$13,890	13,890	14,279
Total CTI BioPharma Corp. (pka Cell Therapeutics, Inc.)					$18,474	18,474	18,991
Dynavax Technologies (9)(12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$10,000	9,897	9,897
Epirus Biopharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$7,500	7,308	7,308
Genocea Biosciences, Inc. (12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 2.25% or Floor rate of 7.25%	$12,000	11,814	11,814
Insmed, Incorporated (10)(12)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$25,000	24,854	24,854
Melinta Therapeutics (12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 8.25%	$20,000	19,272	19,272
Merrimack Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	November 2016	Interest rate PRIME + 5.30% or Floor rate of 10.55%	$40,000	40,578	40,677
Neothetics, Inc. (pka Lithera, Inc) (12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$10,000	9,751	9,697
Neuralstem, Inc. (12)(13)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$9,489	9,333	9,333
uniQure B.V. (4)(9)(10)(12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%	$15,000	14,890	14,798
	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.25% or Floor rate of 10.25%	$5,000	4,962	4,931
Total Uniqure B.V.					$20,000	19,852	19,729
Subtotal: 1-5 Years Maturity						233,109	234,291
Subtotal: Drug Discovery & Development (38.41%)*						251,862	253,044

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc. (7)(11)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate LIBOR + 8.75% or Floor rate of 12.00%, PIK Interest 4.00%	$267	$180	$—
Subtotal: 1-5 Years Maturity						180	—
Subtotal: Electronics & Computer Hardware (0.00%)*						180	—
Energy Technology
Under 1 Year Maturity
Glori Energy, Inc. (10)(12)	Energy Technology	Senior Secured	June 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$1,778	2,042	2,042
Scifiniti (pka Integrated Photovoltaics, Inc.) (13)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 7.38% or Floor rate of 10.63%	$227	227	227
Stion Corporation (5)(12)	Energy Technology	Senior Secured	February 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$2,954	2,993	1,600
TAS Energy, Inc. (10)(12)	Energy Technology	Senior Secured	December 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$6,901	7,091	7,091
Subtotal: Under 1 Year Maturity						12,353	10,960
1-5 Years Maturity
Agrivida, Inc. (12)(13)	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,921	5,013	4,923
American Superconductor Corporation (10)(12)	Energy Technology	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$1,500	1,446	1,446
	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$7,667	7,847	7,847
Total American Superconductor Corporation					$9,167	9,293	9,293
Amyris, Inc. (9)(12)	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$25,000	25,000	25,170
	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,000	5,000	5,034
Total Amyris, Inc.					$30,000	30,000	30,204
Fluidic, Inc. (10)(12)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$3,674	3,747	3,721
Modumetal, Inc. (12)	Energy Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor rate of 11.95%	$3,000	2,991	2,991
Polyera Corporation (12)(13)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,654	3,818	3,810
Subtotal: 1-5 Years Maturity						54,862	54,942
Subtotal: Energy Technology (10.00%)*						67,215	65,902
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation (12)(13)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$2,500	2,407	2,407
InstaMed Communications, LLC (13)	Healthcare Services, Other	Senior Secured	March 2018	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,000	5,041	5,041
MDEverywhere, Inc. (10)(12)	Healthcare Services, Other	Senior Secured	January 2018	Interest rate LIBOR + 9.50% or Floor rate of 10.75%	$3,000	2,962	2,962
Subtotal: 1-5 Years Maturity						10,410	10,410
Subtotal: Healthcare Services, Other (1.58%)*						10,410	10,410

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Information Services
Under 1 Year Maturity
Eccentex Corporation (10)(12)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$204	$218	$184
Subtotal: Under 1 Year Maturity						218	184
1-5 Years Maturity
INMOBI Inc. (4)(9)(11)(12)	Information Services	Senior Secured	December 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$9,612	9,283	9,283
	Information Services	Senior Secured	December 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%, PIK Interest 2.50%	$15,013	14,820	14,820
Total INMOBI Inc.					$24,625	24,103	24,103
InXpo, Inc. (12)(13)	Information Services	Senior Secured	July 2016	Interest rate PRIME + 7.75% or Floor rate of 10.75%	$2,057	2,073	1,976
Subtotal: 1-5 Years Maturity						26,176	26,079
Subtotal: Information Services (3.99%)*						26,394	26,263
Internet Consumer & Business Services
Under 1 Year Maturity
Gazelle, Inc. (11)(13)	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$1,231	1,231	1,231
NetPlenish (7)(8)(13)	Internet Consumer & Business Services	Convertible Senior Note	April 2015	Interest rate FIXED 10.00%	$89	89	—
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate FIXED 10.00%	$381	373	—
Total NetPlenish					$470	462	—
Reply! Inc. (10)(11)(12)	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 6.88% or Floor rate of 10.13%, PIK Interest 2.00%	$7,615	7,757	4,322
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate PRIME + 7.25% or Floor rate of 11.00%, PIK Interest 2.00%	$1,680	1,749	955
Total Reply! Inc.					$9,295	9,506	5,277
Tectura Corporation (7)(11)(15)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	121
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$9,070	9,070	1,511
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	1,074
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,468	1,390
Total Tectura Corporation					$21,101	21,101	4,096
Subtotal: Under 1 Year Maturity						32,300	10,604
1-5 Years Maturity
Education Dynamics, LLC (11)(13)	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate LIBOR + 12.5% or Floor rate of 12.50%, PIK Interest 1.50%	$20,563	20,546	20,559
Gazelle, Inc. (11)(13)	Internet Consumer & Business Services	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$13,712	13,498	13,498
Just Fabulous, Inc. (10)(12)	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$15,000	14,468	14,768
Lightspeed POS, Inc. (4)(9)(10)	Internet Consumer & Business Services	Senior Secured	May 2018	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,000	1,985	1,994
Reply! Inc. (10)(11)(12)	Internet Consumer & Business Services	Senior Secured	February 2016	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 2.00%	$2,721	2,658	1,548
Tapjoy, Inc. (12)	Internet Consumer & Business Services	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,000	2,921	2,921
WaveMarket, Inc. (12)	Internet Consumer & Business Services	Senior Secured	March 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$300	303	303
Subtotal: 1-5 Years Maturity						56,379	55,591
Subtotal: Internet Consumer & Business Services (10.05%)*						88,679	66,195

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc. (10)(11)	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 3.75%	$2,510	$2,466	$2,466
	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,060	5,002	5,002
Total Zoom Media Group, Inc.					$7,570	7,468	7,468
Subtotal: Under 1 Year Maturity						7,468	7,468
1-5 Years Maturity
Rhapsody International, Inc. (10)(11)(13)	Media/Content/Info	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 9.00%, PIK interest of 1.50%	$20,206	19,750	19,579
Subtotal: 1-5 Years Maturity						19,750	19,579
Subtotal: Media/Content/Info (4.11%)*						27,218	27,047
Medical Devices & Equipment
Under 1 Year Maturity
Baxano Surgical, Inc. (7)(12)	Medical Devices & Equipment	Senior Secured	February 2015	Interest rate FIXED 12.50%	$100	86	80
Home Dialysis Plus, Inc. (10)(12)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate FIXED 8.00%	$500	500	500
Oraya Therapeutics, Inc. (10)(11)(12)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%, PIK Interest 1.00%	$6,174	6,146	6,146
Subtotal: Under 1 Year Maturity						6,732	6,726
1-5 Years Maturity
Amedica Corporation (8)(12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$20,000	19,704	19,902
Avedro, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	December 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$7,500	7,247	7,247
Baxano Surgical, Inc. (7)(12)	Medical Devices & Equipment	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 12.50%	$7,113	7,040	6,405
Flowonix Medical Incorporated (12)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 5.25% or Floor rate of 10.00%	$15,000	14,675	14,675
Gamma Medica, Inc. (12)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$4,000	3,874	3,874
Home Dialysis Plus, Inc. (10)(12)	Medical Devices & Equipment	Senior Secured	October 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$15,000	14,780	14,780
InspireMD, Inc. (4)(9)(10)(12)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME +7.25% or Floor rate of 10.50%	$8,818	8,897	6,486
Medrobotics Corporation (12)(13)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$2,680	2,765	2,755
nContact Surgical, Inc (12)	Medical Devices & Equipment	Senior Secured	November 2018	Interest rate PRIME + 9.25% or Floor rate of 9.25%	$10,000	9,735	9,735
NetBio, Inc. (10)	Medical Devices & Equipment	Senior Secured	August 2017	Interest rate PRIME + 5.00% or Floor rate of 11.00%	$4,870	4,669	4,718
NinePoint Medical, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$3,241	3,357	3,342
Quanterix Corporation (10)(12)	Medical Devices & Equipment	Senior Secured	November 2017	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$5,000	4,930	4,911
SonaCare Medical, LLC (pka US HIFU, LLC) (10)(12)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$875	1,200	1,209
SynergEyes, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	5,034	4,983
ViewRay, Inc. (11)(13)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$15,220	14,920	14,973
Subtotal: 1-5 Years Maturity						122,827	119,995
Subtotal: Medical Devices & Equipment (19.23%)*						129,559	126,721

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Semiconductors
Under 1 Year Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$95	$95	$95
Subtotal: Under 1 Year Maturity						95	95
1-5 Years Maturity
Avnera Corporation (10)(12)	Semiconductors	Senior Secured	April 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$5,000	4,983	4,990
Subtotal: 1-5 Years Maturity						4,983	4,990
Subtotal: Semiconductors (0.77%)*						5,078	5,085
Software
Under 1 Year Maturity
CareCloud Corporation (12)(13)	Software	Senior Secured	July 2015	Interest rate PRIME + 1.40% or Floor rate of 4.65%	$3,000	2,968	2,968
Clickfox, Inc. (12)(13)	Software	Senior Secured	July 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	2,000	2,000
Mobile Posse, Inc. (12)(13)	Software	Senior Secured	June 2015	Interest rate PRIME + 2.00% or Floor rate of 5.25%	$1,000	993	988
Touchcommerce, Inc. (12)(13)	Software	Senior Secured	January 2015	Interest rate PRIME + 2.25% or Floor rate of 6.50%	$3,811	3,811	3,805
Subtotal: Under 1 Year Maturity						9,772	9,761
1-5 Years Maturity
CareCloud Corporation (12)(13)	Software	Senior Secured	December 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$208	204	201
	Software	Senior Secured	July 2017	Interest rate PRIME + 5.50% or Floor rate of 8.75%	$10,000	9,839	9,740
	Software	Senior Secured	January 2018	Interest rate PRIME + 1.70% or Floor rate of 4.95%	$3,000	2,929	2,884
Total CareCloud Corporation					$13,208	12,972	12,825
Clickfox, Inc. (12)(13)	Software	Senior Secured	December 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$6,000	6,010	5,948
JumpStart Games, Inc. (p.k.a Knowledge Adventure, Inc.) (12)(13)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$11,750	11,771	11,709
	Software	Senior Secured	October 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$1,356	1,332	1,332
Total JumpStart Games, Inc. (p.k.a Knowledge Adventure, Inc.)					$13,106	13,103	13,041
Mobile Posse, Inc. (12)(13)	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,950	2,943	2,972
Neos Geosolutions, Inc. (12)(13)	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%	$2,332	2,454	2,444
Poplicus, Inc. (12)(13)	Software	Senior Secured	June 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$1,500	1,504	1,487
Soasta, Inc. (12)(13)	Software	Senior Secured	February 2018	Interest rate PRIME + 4.75% or Floor rate of 8.00%	$15,000	14,367	14,367
	Software	Senior Secured	February 2018	Interest rate PRIME + 2.25% or Floor rate of 5.50%	$3,500	3,353	3,353
Total Soasta, Inc.					$18,500	17,720	17,720
Sonian, Inc. (12)(13)	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,500	5,450	5,436
StrongView Systems, Inc. (12)	Software	Senior Secured	December 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%, PIK Interest 3.00%	$10,000	9,779	9,779
Touchcommerce, Inc. (12)(13)	Software	Senior Secured	June 2017	Interest rate PRIME + 6.00% or Floor rate of 10.25%	$5,000	4,903	4,953
Subtotal: 1-5 Years Maturity						76,838	76,605
Subtotal: Software (13.11%)*						86,610	86,366

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Specialty Pharmaceuticals
Under 1 Year Maturity
Cranford Pharmaceuticals, LLC (11)(12)(13)	Specialty Pharmaceuticals	Senior Secured	August 2015	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$2,000	$1,977	$1,986
Subtotal: Under 1 Year Maturity						1,977	1,986
1-5 Years Maturity
Alimera Sciences, Inc. (10)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,138	33,429
Cranford Pharmaceuticals, LLC (11)(12)(13)	Specialty Pharmaceuticals	Senior Secured	February 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest 1.35%	$15,644	15,595	15,465
Subtotal: 1-5 Years Maturity						49,733	48,894
Subtotal: Specialty Pharmaceuticals (7.72%)*						51,710	50,880
Surgical Devices
Under 1 Year Maturity
Transmedics, Inc. (10)(12)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$6,061	5,989	5,989
Subtotal: Under 1 Year Maturity						5,989	5,989
Subtotal: Surgical Devices (0.91%)*						5,989	5,989
Total Debt Investments (140.23%)*						951,982	923,906

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (13)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$498
Subtotal: Biotechnology Tools (0.08%)*					500	498
Communications & Networking
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	102	126
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	7,229
Subtotal: Communications & Networking (1.12%)*					1,102	7,355
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B	187,970	500	317
Subtotal: Consumer & Business Products (0.05%)*					500	317
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	750
Subtotal: Diagnostic (0.11%)*					750	750
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Equity	Common Stock	54,240	109	365
Merrion Pharmaceuticals, Plc (3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (13)	Drug Delivery	Equity	Preferred Series C	300,000	1,500	1,635
Subtotal: Drug Delivery (0.30%)*					1,618	2,000
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Equity	Common Stock	167,864	842	141
Celladon Corporation (3)(13)	Drug Discovery & Development	Equity	Common Stock	105,263	1,000	2,056
Cempra, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	97,931	458	2,303
Cerecor Inc.	Drug Discovery & Development	Equity	Preferred Series B	3,334,445	1,000	922
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	2,353
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,262
Inotek Pharmaceuticals Corporation (14)	Drug Discovery & Development	Equity	Common Stock	4,523	1,500	—
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	845
Paratek Pharmaceuticals, Inc. (p.k.a Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	31,580	1,743	1,158
Subtotal: Drug Discovery & Development (1.68%)*					10,543	11,040
Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	49,097	247	682
Subtotal: Electronics & Computer Hardware (0.10%)*					247	682
Energy Technology
Glori Energy, Inc. (3)	Energy Technology	Equity	Common Stock	18,208	165	76
SCIEnergy, Inc.	Energy Technology	Equity	Preferred Series 1	385,000	761	22
Subtotal: Energy Technology (0.01%)*					926	98
Information Services
Good Technology Corporation (pka Visto Corporation) (13)	Information Services	Equity	Common Stock	500,000	603	605
Subtotal: Information Services (0.09%)*					603	605
Internet Consumer & Business Services
Blurb, Inc. (13)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	265
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	23,003	250	260
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
Progress Financial	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	233
Taptera, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	454,545	150	162
Subtotal: Internet Consumer & Business Services (0.14%)*					918	920

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.) (3)	Media/Content/Info	Equity	Common Stock	97,060	$1,000	$1,432
Subtotal: Media/Content/Info (0.22%)*					1,000	1,432
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	1,500	1,614
Gelesis, Inc. (5)(13)	Medical Devices & Equipment	Equity	LLC Interest	674,208	425	181
	Medical Devices & Equipment	Equity	LLC Interest	675,676	500	114
	Medical Devices & Equipment	Equity	LLC interests (Common)	674,208	—	31
Total Gelesis, Inc.				2,024,092	925	326
Medrobotics Corporation (13)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	149
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	167
Total Medrobotics Corporation				210,769	405	316
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp. (5)(13)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	455
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	138
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	5,260
Total Optiscan Biomedical, Corp				63,216,799	8,912	5,853
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	—
Subtotal: Medical Devices & Equipment (1.23%)*					13,242	8,109
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,745
	Software	Equity	Preferred Series D	635,513	508	1,109
Total Atrenta, Inc				1,832,358	1,494	2,854
Box, Inc. (13)(14)	Software	Equity	Preferred Series B	271,070	251	5,747
	Software	Equity	Preferred Series C	589,844	872	12,506
	Software	Equity	Preferred Series D	158,133	500	3,352
	Software	Equity	Preferred Series D-1	186,766	1,694	3,960
	Software	Equity	Preferred Series D-2	220,751	2,001	4,680
	Software	Equity	Preferred Series E	38,183	500	810
Total Box, Inc				1,464,747	5,818	31,055
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	79
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	519
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	228
WildTangent, Inc. (13)	Software	Equity	Preferred Series 3	100,000	402	228
Subtotal: Software (5.31%)*					8,470	34,963
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc. (13)	Surgical Devices	Equity	Preferred Series B	219,298	250	101
	Surgical Devices	Equity	Preferred Series C	656,538	282	186
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	1,073
Total Gynesonics, Inc.				2,866,993	1,244	1,360
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	353
	Surgical Devices	Equity	Preferred Series C	119,999	300	180
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,071
Total Transmedics, Inc.				468,960	2,050	1,604
Subtotal: Surgical Devices (0.45%)*					3,294	2,964
Total: Equity Investments (10.89%)*					44,463	71,733

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (13)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$354
Subtotal: Biotechnology Tools (0.05%)*					323	354
Communications & Networking
Intelepeer, Inc. (13)	Communications & Networking	Warrant	Preferred Series C	117,958	102	18
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	104
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	45
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	844
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	183
SkyCross, Inc. (13)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	426
Subtotal: Communications & Networking (0.25%)*					1,271	1,620
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (13)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	202
Intelligent Beauty, Inc. (13)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	327
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,077	1,067
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A	99,286	24	21
The Neat Company (13)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	451
Subtotal: Consumer & Business Products (0.31%)*					1,924	2,068
Diagnostic
Navidea Biopharmaceuticals, Inc. (pka Neoprobe) (3)(13)	Diagnostic	Warrant	Common Stock	333,333	244	75
Subtotal: Diagnostic (0.01%)*					244	75
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Warrant	Common Stock	176,730	786	420
Alexza Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	37,639	645	—
BIND Therapeutics, Inc. (3)(13)	Drug Delivery	Warrant	Common Stock	71,359	367	6
BioQuiddity Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	1
Celator Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	158,006	107	67
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	248
Dance Biopharm, Inc. (13)	Drug Delivery	Warrant	Preferred Series A	97,701	74	109
Edge Therapeutics, Inc.	Drug Delivery	Warrant	Preferred Series C-1	107,526	390	217
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,108
Neos Therapeutics, Inc. (13)	Drug Delivery	Warrant	Preferred Series C	170,000	285	235
Revance Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	53,511	557	64
Zosano Pharma, Inc. (14)	Drug Delivery	Warrant	Common Stock	31,674	164	179
Subtotal: Drug Delivery (0.40%)*					4,398	2,654

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$366
Anthera Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	107
Cerecor Inc.	Drug Discovery & Development	Warrant	Preferred Series B	625,208	70	47
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	156,250	105	10
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	164
Coronado Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	43
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	207
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	188
Horizon Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	3,735	52	4
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,151,936	604	590
Nanotherapeutics, Inc. (13)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	1,421
Neothetics, Inc. (pka Lithera, Inc) (3)(13)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	122
Neuralstem, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	71
Paratek Pharmaceutcals, Inc. (p.k.a Transcept Pharmaceuticals, Inc) (3)	Drug Discovery & Development	Warrant	Common Stock	5,121	87	10
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	184
Subtotal: Drug Discovery & Development (0.54%)*					5,359	3,534
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	10
Subtotal: Electronics & Computer Hardware (0.00%)*					12	10
Energy Technology
Agrivida, Inc. (13)	Energy Technology	Warrant	Preferred Series D	471,327	120	186
Alphabet Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series A	86,329	81	135
American Superconductor Corporation (3)	Energy Technology	Warrant	Common Stock	588,235	39	40
Brightsource Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series 1	174,999	780	213
Calera, Inc. (13)	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (13)	Energy Technology	Warrant	Preferred Series B	437,500	308	256
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series C	59,665	102	60
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	275	135
GreatPoint Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (13)	Energy Technology	Warrant	Preferred Series C	161,575	69	228
SCIEnergy, Inc.	Energy Technology	Warrant	Common Stock	530,811	181	—
	Energy Technology	Warrant	Preferred Series 1	145,811	50	—
Total SCIEnergy, Inc.				676,622	231	—
Scifiniti (pka Integrated Photovoltaics, Inc.) (13)	Energy Technology	Warrant	Preferred Series A-1	390,000	82	65
Solexel, Inc. (13)	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	666
Stion Corporation (5)	Energy Technology	Warrant	Preferred Series Seed	2154	1,378	—
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series F	428,571	299	157
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	160	273	107
Trilliant, Inc. (13)	Energy Technology	Warrant	Preferred Series A	320,000	161	32
Subtotal: Energy Technology (0.35%)*					6,421	2,280
Healthcare Services, Other
Chromadex Corporation (3)(13)	Healthcare Services, Other	Warrant	Common Stock	419,020	156	106
MDEverywhere, Inc.	Healthcare Services, Other	Warrant	Common Stock	129	94	11
Subtotal: Healthcare Services, Other (0.02%)*					250	117
Information Services
Cha Cha Search, Inc. (13)	Information Services	Warrant	Preferred Series G	48,232	58	20
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	42,187	74	72
InXpo, Inc. (13)	Information Services	Warrant	Preferred Series C	648,400	98	26
	Information Services	Warrant	Preferred Series C-1	740,832	58	30
Total InXpo, Inc.				1,389,232	156	56
RichRelevance, Inc. (13)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.02%)*					386	148

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Internet Consumer & Business Services
Blurb, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series B	218,684	$299	$79
	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	173
Total Blurb, Inc.				452,964	935	252
CashStar, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	83
Gazelle, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series A-1	991,288	158	185
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,101	1,490
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	24,561	20	60
Prism Education Group, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
Progress Financial	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	63
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	—
ShareThis, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	282
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	430,485	263	125
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51
Subtotal: Internet Consumer & Business Services (0.39%)*					3,646	2,540
Media/Content/Info
Mode Media Corporation (13)	Media/Content/Info	Warrant	Preferred Series D	407,457	482	—
Rhapsody International, Inc. (13)	Media/Content/Info	Warrant	Common Stock	715,755	385	358
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	382
Subtotal: Media/Content/Info (0.11%)*					1,215	740
Medical Devices & Equipment
Amedica Corporation (3)(13)	Medical Devices & Equipment	Warrant	Common Stock	516,129	459	—
Avedro, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series D	1,308,451	401	553
Baxano Surgical, Inc. (3)	Medical Devices & Equipment	Warrant	Common Stock	882,353	439	—
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	66,568	203	228
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	357,500	170	196
Gelesis, Inc. (5)(13)	Medical Devices & Equipment	Warrant	LLC Interest	263,688	78	1
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	587
InspireMD, Inc. (3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	12
Medrobotics Corporation (13)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	182
MELA Sciences, Inc. (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	401	1
nContact Surgical, Inc	Medical Devices & Equipment	Warrant	Preferred Series D-1	201,439	266	450
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	60
NinePoint Medical, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	204
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp. (5)(13)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	219
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	676	—
Total Oraya Therapeutics, Inc.				1,633,038	742	—
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	69,371	104	164
SonaCare Medical, LLC (pka US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
ViewRay, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series C	312,500	333	359
Subtotal: Medical Devices & Equipment (0.49%)*					6,761	3,216
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	160	9
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	102,958	14	32
Subtotal: Semiconductors (0.01%)*					174	41

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2014

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	$120	$359
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (13)	Software	Warrant	Preferred Series B	413,433	258	482
Clickfox, Inc. (13)	Software	Warrant	Preferred Series B	1,038,563	330	783
	Software	Warrant	Preferred Series C	592,019	730	555
	Software	Warrant	Preferred Series C-A	46,109	14	35
Total Clickfox, Inc.				1,676,691	1,074	1,373
Daegis Inc. (pka Unify Corporation) (3)(13)	Software	Warrant	Common Stock	718,860	1,434	5
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	74
Hillcrest Laboratories, Inc. (13)	Software	Warrant	Preferred Series E	1,865,650	54	106
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (13)	Software	Warrant	Preferred Series E	614,333	15	8
Mobile Posse, Inc. (13)	Software	Warrant	Preferred Series C	396,430	130	66
Neos Geosolutions, Inc. (13)	Software	Warrant	Preferred Series 3	221,150	22	—
NewVoiceMedia Limited(4)(9)	Software	Warrant	Preferred Series E	225,586	33	34
Soasta, Inc. (13)	Software	Warrant	Preferred Series E	410,800	691	1,014
Sonian, Inc. (13)	Software	Warrant	Preferred Series C	185,949	106	72
StrongView Systems, Inc.	Software	Warrant	Preferred Series C	551,470	169	218
SugarSync, Inc. (13)	Software	Warrant	Preferred Series CC	332,726	78	78
	Software	Warrant	Preferred Series DD	107,526	34	26
Total SugarSync, Inc.				440,252	112	104
Touchcommerce, Inc. (13)	Software	Warrant	Preferred Series E	992,595	252	164
White Sky, Inc. (13)	Software	Warrant	Preferred Series B-2	124,295	54	4
Subtotal: Software (0.62%)*					4,753	4,083
Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	285,016	728	656
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	308	—
Subtotal: Specialty Pharmaceuticals (0.10%)*					1,036	656
Surgical Devices
Gynesonics, Inc. (13)	Surgical Devices	Warrant	Preferred Series C	180,480	74	48
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	562
Total Gynesonics, Inc.				1,756,445	394	610
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	—
	Surgical Devices	Warrant	Preferred Series D	175,000	100	352
Total Transmedics, Inc.				215,436	325	352
Subtotal: Surgical Devices (0.15%)*					719	962
Total Warrant Investments (3.81%)*					38,892	25,098
Total Investments (154.92%)*					$1,035,337	$1,020,737

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $46.1 million, $63.4 million and $17.3 million respectively. The tax cost of investments is $1.0 billion.

(3)

Except for warrants in twenty-nine publicly traded companies and common stock in thirteen publicly traded companies, all investments are restricted at December 31, 2014 and were valued at fair value as determined in good faith by the Audit Committee of the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(6)

Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company or has greater than 50% representation on its board. There were no control investments at December 31, 2014.

(7)	Debt is on non-accrual status at December 31, 2014, and is therefore considered non-income producing.
(8)	Denotes that all or a portion of the debt investment is convertible senior debt.
(9)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitizations (as defined in Note 4).
(11)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(12)	Denotes that all or a portion of the debt investment includes an exit fee receivable.
(13)	Denotes that all or a portion of the investment in this portfolio company is held by HT II or HT III, the Company’s wholly-owned SBIC subsidiaries.
(14)

Subsequent to December 31, 2014, this company completed an initial public offering. Note that the December 31, 2014 fair value does not reflect any potential impact of the conversion of our preferred shares to common shares which may include reverse splits associated with the offering.

(15)

The stated ‘Maturity Date’ for the Tectura assets reflects the last extension of the forbearance period on these loans.  The borrower loans remain outstanding and management is continuing to work with the borrower to satisfy the obligations. The Company’s investment team and Investment Committee continue to closely monitor developments at the borrower company.

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investmnents
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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc.	Media/Content/Info	Senior Secured	December 2014	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$4,000	$3,858	$3,858
Subtotal: Under 1 Year Maturity						3,858	3,858
1-5 Years Maturity
Zoom Media Group, Inc.	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK interest 3.75%	$4,288	4,122	4,071
Subtotal: 1-5 Years Maturity						4,122	4,071
Subtotal: Media/Content/Info (1.22%)*						7,981	7,929

Medical Devices & Equipment
Under 1 Year Maturity
Oraya Therapeutics, Inc.(9)(11)	Medical Devices & Equipment	Senior Secured	December 2014	Interest rate Fixed 7.00%	$500	500	500
Subtotal: Under 1 Year Maturity						500	500
1-5 Years Maturity
Baxano Surgical, Inc.(3)	Medical Devices & Equipment	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 12.5%	$7,500	7,222	7,222
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Senior Secured	April 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$10,000	9,732	9,732
InspireMD, Inc.(3)(5)(10)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 5.00% or Floor rate of 10.50%	$10,000	9,696	9,696
Medrobotics Corporation	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$4,561	4,489	4,454
NetBio, Inc.	Medical Devices & Equipment	Senior Secured	August 2017	Interest rate PRIME + 5.00% or Floor rate of 11.00%	$5,000	4,788	4,788
NinePoint Medical, Inc.	Medical Devices & Equipment	Senior Secured	January 2016	Interest rate PRIME + 5.85% or Floor rate of 9.10%	$5,946	5,911	5,794
Oraya Therapeutics, Inc.(9)(11)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate PRIME + 5.50% or Floor rate of 10.25%	$7,064	6,980	7,162
SonaCare Medical, LLC (pka US HIFU, LLC)(11)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,667	5,754	5,818
United Orthopedic Group, Inc.	Medical Devices & Equipment	Senior Secured	July 2016	Interest rate PRIME + 8.60% or Floor rate of 11.85%	$25,000	24,647	25,166
ViewRay, Inc.	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$15,000	14,489	14,489
Subtotal: 1-5 Years Maturity						93,707	94,320
Subtotal: Medical Devices & Equipment (14.59%)*						94,206	94,819
Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation	Semiconductors	Senior Secured	January 2015	Interest rate PRIME + 10.60% or Floor rate of 13.85%	$1,032	1,023	1,006
SiTime Corporation	Semiconductors	Senior Secured	September 2016	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$3,500	3,473	3,473
Subtotal: 1-5 Years Maturity						4,495	4,479
Subtotal: Semiconductors (0.69%)*						4,495	4,479

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
Clickfox, Inc.	Software	Senior Secured	September 2014	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	$1,979	$1,979
StartApp, Inc.	Software	Senior Secured	December 2014	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$200	191	191
Touchcommerce, Inc.	Software	Senior Secured	December 2014	Interest rate Prime + 2.25% or Floor rate of 6.50%	$3,111	3,071	2,970
Subtotal: Under 1 Year Maturity						5,241	5,140
1-5 Years Maturity
Clickfox, Inc.	Software	Senior Secured	November 2015	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$5,842	5,530	5,530
Hillcrest Laboratories, Inc.	Software	Senior Secured	July 2015	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,660	2,630	2,604
Mobile Posse, Inc.	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$4,000	3,876	3,879
Neos Geosolutions, Inc.	Software	Senior Secured	May 2016	Interest rate Prime + 5.75% or Floor rate of 10.50%	$3,771	3,808	3,705
Sonian, Inc.	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,500	5,332	5,332
StartApp, Inc.	Software	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$2,500	2,507	2,498
Touchcommerce, Inc.	Software	Senior Secured	June 2017	Interest rate Prime + 6.00% or Floor rate of 10.25%	$5,000	4,688	4,767
Subtotal: 1-5 Years Maturity						28,372	28,315
Subtotal: Software (5.15%)*						33,613	33,455
Specialty Pharmaceuticals
1-5 Years Maturity
Rockwell Medical, Inc.	Specialty Pharmaceuticals	Senior Secured	March 2017	Interest rate PRIME + 9.25% or Floor rate of 12.50%	$20,000	20,055	20,055
Subtotal: 1-5 Years Maturity						20,055	20,055
Subtotal: Specialty Pharmaceuticals (3.09%)*						20,055	20,055
Surgical Devices
1-5 Years Maturity
Transmedics, Inc.(11)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$7,250	7,207	7,207
Subtotal: 1-5 Years Maturity						7,207	7,207
Subtotal: Surgical Devices (1.11%)*						7,207	7,207
Total Debt Investments (126.46%)*						835,882	821,988

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Information Services
Buzznet, Inc.	Information Services	Equity	Preferred Series C	263,158	$250	$—
Good Technologies, Inc. (pka Visto Corporation)	Information Services	Equity	Common Stock	500,000	603	—
Subtotal: Information Services (0.00%)*					853	—
Internet Consumer & Business Services
Blurb, Inc.	Internet Consumer &Business Services	Equity	Preferred Series B	220,653	175	444
Philotic, Inc.	Internet Consumer &Business Services	Equity	Common Stock	8,121	92
Progress Financial	Internet Consumer &Business Services	Equity	Preferred Series G	218,351	250	280
Trulia, Inc.(3)	Internet Consumer &Business Services	Equity	Common Stock	29,340	141	1,035
Subtotal: Internet Consumer & Business Services (0.27%)*					658	1,759
Media/Content/Info
Everyday Health, Inc. (pka Waterfront Media, Inc.)	Media/Content/Info	Equity	Preferred Series D	145,590	1,000	425
Subtotal: Media/Content/Info (0.07%)*					1,000	425
Medical Devices & Equipment
Gelesis, Inc.(6)	Medical Devices &Equipment	Equity	LLC Interest	2,024,092	925	466
Medrobotics Corporation	Medical Devices &Equipment	Equity	Preferred Series E	136,798	250	269
Novasys Medical, Inc.	Medical Devices &Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(6)	Medical Devices &Equipment	Equity	Preferred Series B	6,185,567	3,000	411
	Medical Devices &Equipment	Equity	Preferred Series C	1,927,309	655	135
	Medical Devices &Equipment	Equity	Preferred Series D	41,352,489	3,945	4,006
Total Optiscan Biomedical, Corp.				49,465,365	7,600	4,552
Subtotal: Medical Devices & Equipment (0.81%)*					9,775	5,287
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,607
	Software	Equity	Preferred Series D	635,513	508	1,088
Total Atrenta, Inc.				1,832,358	1,494	2,695
Box, Inc.	Software	Equity	Preferred Series C	390,625	500	7,031
	Software	Equity	Preferred Series D	158,133	500	2,846
	Software	Equity	Preferred Series D-1	124,511	1,000	2,241
	Software	Equity	Preferred Series D-2	220,751	2,001	3,974
	Software	Equity	Preferred Series E	38,183	500	687
Total Box, Inc.				932,203	4,501	16,779
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	94
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	849
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	337
Subtotal: Software (3.19%)*					6,751	20,754
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Equity	Preferred Series B	219,298	250	73
	Surgical Devices	Equity	Preferred Series C	656,538	282	123
	Surgical Devices	Equity	Preferred Series D	1,621,553	580	749
Total Gynesonics, Inc.				2,497,389	1,112	945
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	303
	Surgical Devices	Equity	Preferred Series C	119,999	300	212
	Surgical Devices	Equity	Preferred Series D	260,000	650	886
				468,960	2,050	1,401
Subtotal: Surgical Devices (0.36%)*					3,162	2,346
Total Equity Investments (8.10%)*					36,808	52,670

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2013

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	$121	$330
Box, Inc.	Software	Warrant	Preferred Series B	271,070	72	4,701
	Software	Warrant	Preferred Series C	199,219	117	3,331
	Software	Warrant	Preferred Series D-1	62,255	194	625
Total Box, Inc.				532,544	383	8,657
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	187	—
Central Desktop, Inc.	Software	Warrant	Preferred Series B	522,769	108	187
Clickfox, Inc.	Software	Warrant	Preferred Series B	1,038,563	330	495
	Software	Warrant	Preferred Series C	592,019	730	363
Total Clickfox, Inc.				1,630,582	1,060	858
Daegis Inc. (pka Unify Corporation)(3)	Software	Warrant	Common Stock	718,860	1,433	83
ForeScout Technologies, Inc.	Software	Warrant	Preferred Series E	80,587	41	82
Hillcrest Laboratories, Inc.	Software	Warrant	Preferred Series E	1,865,650	55	139
Mobile Posse, Inc.	Software	Warrant	Preferred Series C	396,430	130	129
Neos Geosolutions, Inc.	Software	Warrant	Preferred Series 3	221,150	22	—
Sonian, Inc.	Software	Warrant	Preferred Series C	185,949	106	105
SugarSync, Inc.	Software	Warrant	Preferred Series CC	332,726	78	48
	Software	Warrant	Preferred Series DD	107,526	34	16
Total Sugarsync, Inc.				440,252	112	64
Touchcommerce, Inc.	Software	Warrant	Preferred Series E	992,595	251	248
White Sky, Inc.	Software	Warrant	Preferred Series B-2	124,295	54	4
WildTangent, Inc.	Software	Warrant	Preferred Series 3	100,000	238	123
Subtotal: Software (1.69%)*					4,301	11,009
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					307	—
Surgical Devices
Gynesonics, Inc.	Surgical Devices	Warrant	Preferred Series C	180,480	74	27
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	383
Total Gynesonics, Inc.				1,756,445	394	410
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	225	9
	Surgical Devices	Warrant	Preferred Series D	175,000	100	335
Total Transmedics, Inc.				215,436	325	344
Subtotal: Surgical Devices (0.12%)*					719	754
Total Warrants Investments (5.48%)*					33,606	35,637
Total Investments (140.04%)*					$906,297	$910,295

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
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
(7)

Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owners at least 25% of the voting securities of the company or has greater than 50% representation on its board.

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

(13)	In our quarterly and annual reports filed with the commission prior to this Annual Report on Form 10-K for the year ended December 31, 2013, we referred to this industry sector as “Clean Tech.”

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related industries, including technology, biotechnology, life science, and energy and renewables technology at all stages of development. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY and McLean, VA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

The Company is an internally managed, non-diversified closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). From incorporation through December 31, 2005, the Company was taxed as a corporation under Subchapter C of the Internal Revenue Code of 1986, (the “Code”). Effective January 1, 2006, the Company elected to be treated for tax purposes as a regulated investment company, or RIC, under the Code (see Note 5). As an investment company, the Company follows accounting and reporting guidance as set forth in Accounting Standards Codification (“ASC”) 946.

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

HT II and HT III hold approximately $150.5 million and $314.8 million in assets, respectively, and they accounted for approximately 9.1% and 19.1% of the Company’s total assets, respectively, prior to consolidation at December 31, 2014.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIEs. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments.

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

As of the date of this report, the VIEs consolidated by the Company are its securitization VIEs formed in conjunction with the issuance of the Asset-Backed Notes (as defined herein) (See Note 4).

Valuation of Investments

At December 31, 2014, 78.6% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy and the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(3) the Audit Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee which incorporates the results of the independent valuation firm as appropriate, and

(4) the Audit Committee discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

In accordance with ASU 2011-04, the following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of December 31, 2014 and 2013. In addition to the techniques and inputs noted in the table below, according to the Company’s valuation policy the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The below table is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$117,229	Originated Within 6 Months	Origination Yield	10.34% - 16.52%	11.76%
	237,595	Market Comparable Companies	Hypothetical Market Yield	9.75% - 17.73%	10.62%
			Premium/(Discount)	(0.50%) - 1.00%
Medical Devices	60,332	Originated Within 6 Months	Origination Yield	12.14% - 16.56%	13.69%
	60,658	Market Comparable Companies	Hypothetical Market Yield	11.64% - 22.22%	12.19%
			Premium/(Discount)	0.00% - 1.00%
	12,970	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Technology	152,645	Originated Within 6 Months	Origination Yield	10.54% - 20.02%	14.08%
	80,835	Market Comparable Companies	Hypothetical Market Yield	6.95% - 15.50%	13.01%
			Premium/(Discount)	0.00% - 0.50%
	27,159	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 90.00%
Energy Technology	4,437	Originated Within 6 Months	Origination Yield	13.85% - 21.57%	19.00%
	52,949	Market Comparable Companies	Hypothetical Market Yield	13.20% - 16.62%	15.41%
			Premium/(Discount)	0.00% - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	2,962	Originated Within 6 Months	Origination Yield	14.04%	14.04%
	59,254	Market Comparable Companies	Hypothetical Market Yield	11.91% - 15.33%	13.98%
			Premium/(Discount)	0.00% - 0.50%
	4,096	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Cost
	9,318	Imminent Payoffs
	39,867	Debt Investments Maturing in Less than One Year
	$923,906	Total Level Three Debt Investments

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

Pharmaceuticals, above, is comprised of debt investments in the Therapeutic, Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, and Diagnostics and Biotechnology industries in the Consolidated Schedule of Investments.

Medical Devices, above, is comprised of debt investments in the Therapeutic, Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.

Technology, above, is comprised of debt investments in the Software, Semiconductors, Electronics and Computer Hardware, Internet Consumer and Business Services, Information Services, Media/Content/Info and Communications and Networking industries in the Consolidated Schedule of Investments.

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Internet Consumer and Business Services, Media/Content/Info, and Healthcare Services – Other industries in the Consolidated Schedule of Investments.
Energy Technology, above, aligns with the Energy Technology Industry in the Consolidated Schedule of Investments.

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

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, and Diagnostics and Biotechnology industries in the Consolidated Schedule of Investments.

Medical Devices, above, is comprised of debt investments in the Therapeutic, Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.

Technology, above, is comprised of debt investments in the Software, Semiconductors, Electronics and Computer Hardware, Internet Consumer and Business Services, Information Services, Media/Content/Info and Communications and Networking industries in the Consolidated Schedule of Investments.

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Software, Electronics and Computer Hardware, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.
Energy Technology, above, aligns with the Energy Technology industry in the Consolidated Schedule of Investments.

(b)	A broker quote valuation technique was used to derive the fair value of loans which are part of a syndicated facility.
(c)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,249	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 23.4x	8.5x
			Revenue Multiple (b)	0.9x - 3.6x	2.6x
			Discount for Lack of Marketability (c)	5.67% - 35.45%	15.95%
			Average Industry Volatility (d)	48.10% - 95.18%	62.78%
			Risk-Free Interest Rate	0.22% - 0.83%	0.24%
			Estimated Time to Exit (in months)	10 - 28	11
	46,686	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	38.95% - 84.30%	55.04%
			Risk-Free Interest Rate	0.10% - 1.32%	0.24%
			Estimated Time to Exit (in months)	6 - 43	10
Warrant Investments	9,725	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 98.9x	16.6x
			Revenue Multiple (b)	0.3x - 15.7x	4.3x
			Discount for Lack of Marketability ©	12.12% - 35.50%	22.14%
			Average Industry Volatility (d)	37.70% - 108.86%	67.23%
			Risk-Free Interest Rate	0.22% - 1.34%	0.75%
			Estimated Time to Exit (in months)	10 - 47	27
	12,198	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	32.85% - 99.81%	67.58%
			Risk-Free Interest Rate	0.21% - 2.95%	0.87%
			Estimated Time to Exit (in months)	10 - 48	28
Total Level Three Warrant and Equity Investments	$80,858

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

Debt Investments

The Company follows the guidance set forth in ASC 820 which establishes a framework for measuring the fair value of assets and liabilities and outlines a fair value hierarchy which prioritizes the inputs used to measure fair value and the effect of fair value measures on earnings. The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology. Given the nature of lending to these types of businesses, the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for debt instruments for these investment securities to be traded or exchanged.

In making a good faith determination of the value of the Company’s investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the OID, if any, and PIK interest or other receivables which have been accrued to principal as earned. The Company then applies the valuation methods as set forth below.

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

The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan is doubtful or, if under the in-exchange premise, when the value of a debt security is less than amortized cost of the investment. Conversely, where appropriate, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, that its investment has also appreciated in value or, if under the in-exchange premise, the value of a debt security is greater than amortized cost.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of December 31, 2014 and as of December 31, 2013. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended December 31, 2014, there were no transfers between Levels 1 or 2.

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$923,906	$—	$—	$923,906
Preferred stock	$57,548	—	—	57,548
Common stock	$14,185	12,798	—	1,387
Warrants	$25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

		Quoted Prices In
	Balance	Active Markets For	Significant Other	Significant
(in thousands)	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2013	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$821,988	$—	$—	$821,988
Preferred stock	35,554	—	—	35,554
Common stock	17,116	15,009	—	2,107
Warrants	35,637	—	6,930	28,707
Total	$910,295	$15,009	$6,930	$888,356

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and December 31, 2013.

(in thousands)	Balance, January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance, December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(in thousands)	Balance, January 1, 2013	Net Realized Gains (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance, December 31, 2013
Senior Debt	$827,540	$(9,536)	$(8,208)	$484,367	$(8)	$(469,780)	$769	$(3,156)	$821,988
Preferred Stock	33,178	7,968	7,682	6,198	(18,572)	—	776	(1,676)	35,554
Common Stock	2,367	—	(1,103)	750	—	—	93	—	2,107
Warrants	22,140	5,257	6,173	6,524	(10,350)	—	—	(1,037)	28,707
Total	$885,225	$3,689	$4,544	$497,839	$(28,930)	$(469,780)	$1,638	$(5,869)	$888,356

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying consolidated statements of operations.
(2)	Included in change in net unrealized appreciation or depreciation in the accompanying consolidated statements of operations.
(3)

Transfers in/out of Level 3 during the year ended December 31, 2014 relate to the conversion of Paratek Pharmaceuticals, Inc., SCI Energy, Inc., Oraya Therapeutics, Inc., and Neuralstem, Inc. debt to equity, the exercise of warrants in Box, Inc and WildTangent, Inc. to equity, the conversion of warrants in Glori Energy, Inc. to equity in the company’s reverse public merger, the public merger of Paratek Pharmaceuticals, Inc. with Transcept Pharmaceuticals, Inc. and the initial public offerings of Concert Pharmaceuticals, Inc., Dicerna Pharmaceuticals, Inc., Everyday Health, Inc., Neothetics, Inc., Revance Therapeutics, Inc., and UniQure BV.

(4)

Transfers in/out of Level 3 during the year ended December 31, 2013 relate to the conversion of Optiscan BioMedical, Inc., Gynesonics, Inc., Philotic, Inc., and Tethys BioScience, Inc. debt to equity, the conversion of OCZ Technology warrants to principal and the initial public offerings of Portola Pharmaceuticals, Inc., Acceleron Pharma, Inc., Bind, Inc., and ADMA Biologics, Inc.

(5)

Amounts listed above are inclusive of loan origination fees received at the inception of the loan which are deferred and amortized into fee income as well as the accretion of existing loan discounts and fees during the period.

(6)	Amounts listed above include the acceleration and payment of loan discounts and loan fees due to early payoffs or restructures.

For the year ended December 31, 2014, approximately $15.0 million and $555,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $14.2 million and $2.8 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following table summarizes the Company’s realized and unrealized gain and loss and changes in the Company’s unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2014, 2013, and 2012. The Company did not hold any Control Investments at December 31, 2014, 2013 or 2012.

(in thousands)			Year ended December 31, 2014
Portfolio Company	Type	Fair Value at December 31, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$327	$—	$(146)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,072	—	(24)	—	—
Stion Corporation	Affiliate	1,600	1,876	(3,112)	—	—
Total		$7,999	$1,876	$(3,282)	$—	$—

(in thousands)			Year ended December 31, 2013
Portfolio Company	Type	Fair Value at December 31, 2013	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$473	$—	$(1,193)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,784	1,933	(225)	—	—
Stion Corporation	Affiliate	5,724	462	593	—	—
Total		$10,981	$2,395	$(825)	$—	$—

(in thousands)			Year ended December 31, 2012
Portfolio Company	Type	Fair Value at December 31, 2012	Investment Income	Unrealized (Depreciation) /Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
E-Band Communiations, Corp.	Affiliate	$—	$4	$(18)	$—	$—
Gelesis, Inc.	Affiliate	1,665	712	672	—	—
Optiscan BioMedical, Corp.	Affiliate	10,207	1,649	(2,722)	—	—
Total		$11,872	$2,365	$(2,068)	$—	$—

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

A summary of the composition of the Company’s investment portfolio as of December 31, 2014 and December 31, 2013 at fair value is shown as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$740,659	72.6%	$634,820	69.7%
Senior secured debt	208,345	20.4%	222,805	24.5%
Preferred stock	57,548	5.6%	35,554	3.9%
Common Stock	14,185	1.4%	17,116	1.9%
Total	$1,020,737	100.0%	$910,295	100.0%

A summary of the Company’s investment portfolio, at value, by geographic location as of December 31, 2014 and December 31, 2013 is shown as follows:

	December 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$967,803	94.8%	$864,003	94.9%
India	24,175	2.4%	—	—
Netherlands	19,913	2.0%	10,131	1.1%
Israel	6,498	0.6%	9,863	1.1%
Canada	2,314	0.2%	25,798	2.8%
England	34	0.0%	500	0.1%
Total	$1,020,737	100.0%	$910,295	100.0%

The following table shows the fair value the Company’s portfolio by industry sector at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$267,618	26.2%	$219,169	24.1%
Medical Devices & Equipment	138,046	13.5%	103,614	11.4%
Software	125,412	12.3%	65,218	7.2%
Drug Delivery	88,491	8.7%	62,022	6.8%
Internet Consumer & Business Services	69,655	6.8%	122,073	13.4%
Energy Technology	68,280	6.7%	164,466	18.1%
Consumer & Business Products	63,225	6.2%	2,995	0.3%
Communications & Networking	61,433	6.0%	35,979	4.0%
Specialty Pharmaceuticals	51,536	5.0%	20,055	2.2%
Media/Content/Info	29,219	2.9%	8,679	1.0%
Information Services	27,016	2.6%	46,565	5.1%
Healthcare Services, Other	10,527	1.0%	29,080	3.2%
Surgical Devices	9,915	1.0%	10,307	1.0%
Semiconductors	5,126	0.5%	4,685	0.5%
Biotechnology Tools	3,721	0.4%	5,275	0.6%
Diagnostic	825	0.1%	902	0.1%
Electronics & Computer Hardware	692	0.1%	9,211	1.0%
Total	$1,020,737	100.0%	$910,295	100.0%

During the year ended December 31, 2014, the Company funded investments in debt securities and equity investments totaling approximately $611.0 million and $10.3 million, respectively. The Company converted approximately $2.2 million of debt to equity in four portfolio companies in the year ended December 31, 2014.

During the year ended December 31, 2013, the Company funded investments in debt securities and equity investments totaling approximately $491.1 million and $3.9 million, respectively. The Company converted approximately $3.2 million of debt to equity in four portfolio companies in the year ended December 31, 2013.

No single portfolio investment represents more than 10% of the fair value of the investments as of December 31, 2014 and December 31, 2013.

During the year ended December 31, 2014, the Company recognized net realized gains of approximately $20.1 million on the portfolio. These net realized gains included gross realized gains of approximately $24.0 million primarily from the sale of investments in seven portfolio companies including Acceleron Pharma, Inc., ($7.9 million), Merrimack Pharaceuticals, Inc., ($4.3 million), Neuralstem, Inc., ($2.7 million), IPA Holdings, LLC., ($1.5 million), Cell Therapeutics, Inc., ($1.3 million), Trulia, Inc. ($1.0 million), and Portola Pharmaceuticals, Inc. ($700,000). These gains were partially offset by gross realized losses of approximately $3.9 million primarily from the liquidation of the Company’s investments in fifteen portfolio companies.

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

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $4.5 million and $4.0 million of unamortized fees at December 31, 2014 and December 31, 2013, respectively, and approximately $19.3 million and $14.4 million in exit fees receivable at December 31, 2014 and December 31, 2013, respectively.

The Company has debt investments in its portfolio that contain a payment-in-kind (“PIK”) provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $3.3 million and $3.5 million in PIK income in the years ended December 31, 2014 and 2013, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the years ended December 31, 2014 and December 31, 2013.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At December 31, 2014, approximately 54.2% of the Company’s portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 45.8% of portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge. At December 31, 2014, the Company had no equipment only liens on any of the Company’s portfolio companies.

Income Recognition

The Company records interest income on the accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. Original Issue Discount (“OID”) initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At December 31, 2014, the Company had four debt investments on non-accrual with a cumulative investment cost and fair value of approximately $28.9 million and $10.6 million, respectively, compared to two debt investments on non-accrual at December 31, 2013 with a cumulative investment cost and fair value of approximately $23.3 million and $12.6 million, respectively.

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

Fee Income

Fee income, generally collected in advance, includes loan commitment and facility fees for due diligence and deal structuring, as well as fees for transaction services and management services rendered by us to portfolio companies and other third parties. Loan and commitment fees are amortized into income over the contractual life of the loan. Management fees are generally recognized as income when the services are rendered. Loan origination fees are capitalized and then amortized into interest income using the effective interest rate method. In certain loan arrangements, warrants or other equity interests are received from the borrower as additional origination fees.

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

Equity Offering Expenses

The Company’s offering costs are charged against the proceeds from equity offerings when received.

Debt Issuance Costs

Debt issuance costs are fees and other direct incremental costs incurred by the Company in obtaining debt financing. Debt issuance costs are recognized as prepaid expenses and amortized over the life of the related debt instrument using the effective yield method as applicable, or the straight line method, which closely approximates the effective yield method. Prepaid financing costs, net of accumulated amortization, were as follows as of December 31, 2014 and December 31, 2013.

(in thousands)	December 31, 2014	December 31, 2013
SBA Debentures	$4,038	$5,074
2019 Notes	4,352	5,319
2024 Notes	3,205	—
2017 Asset-Backed Notes	506	2,686
2021 Asset-Backed Notes	3,207	—
Convertible Senior Notes	175	1,323
Wells Facility	794	398
Union Bank Facility	156	—
Total	$16,433	$14,800

Cash Equivalents

The Company considers money market funds and other highly liquid short-term investments with a maturity of less than 90 days to be cash equivalents.

Stock Based Compensation

The Company has issued and may, from time to time, issue additional stock options and restricted stock to employees under the Company’s 2004 Equity Incentive Plan and Board members under the Company’s 2006 Equity Incentive Plan. Management follows ASC 718, formally known as FAS 123R “Share-Based Payments” to account for stock based compensation for stock options and restricted stock granted. Under ASC 718, compensation expense associated with stock based compensation is measured at the grant date based on the fair value of the award and is recognized over the vesting period. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date may require judgment, including estimating stock price volatility, forfeiture rate and expected option life.

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

Income Taxes

The Company operates to qualify to be taxed as a RIC under the Code. Generally, a RIC is entitled to deduct dividends it pays to its shareholders from its income to determine “taxable income.” Taxable income includes the Company’s taxable interest, dividend and fee income, as well as taxable net capital gains. Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of the Company’s election to recognize gains using installment sale treatment, which generally results in the deferment of gains for tax purposes until notes or other amounts, including amounts held in escrow, received as consideration from the sale of investments are collected in cash. Taxable income includes non-cash income, such as changes in accrued and reinvested interest and dividends, which includes contractual payment-in-kind interest, and the amortization of discounts and fees. Cash collections of income resulting from contractual PIK interest or the amortization of discounts and fees generally occur upon the repayment of the loans or debt securities that include such items. Non-cash taxable income is reduced by non-cash expenses, such as realized losses and depreciation and amortization expense.

As a RIC, the Company will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of the Company’s ordinary income for each calendar year, (2) 98.2% of the Company’s capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, the Company may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next tax year, dividends declared and paid by the Company in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

The Company intends to distribute approximately $16.7 million of spillover earnings from the year ended December 31, 2014 to the Company’s shareholders in 2015.  The Company distributed approximately $3.8 million of spillover earnings from the year ended December 31, 2013 to the Company’s shareholders in 2014.

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

The Company maintains an “opt out” dividend reinvestment plan that provides for reinvestment of the Company’s distribution on behalf of the Company’s stockholders, unless a stockholder elects to receive cash. As a result, if the Company’s Board of Directors authorizes, and the Company declares a cash dividend, then the Company’s stockholders who have not “opted out” of the Company’s dividend reinvestment plan will have their cash dividend automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividends. During 2014, 2013, and 2012, the Company issued approximately 96,976, 159,000, and 219,000 shares, respectively, of common stock to shareholders in connection with the dividend reinvestment plan.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act is automatically an investment company under the new GAAP definition, so the Company has concluded there is no impact from adopting this standard on the Company’s statement of assets and liabilities or results of operations. The Company has adopted this standard for the fiscal year ending December 31, 2014.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, the April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, the 2017 Asset-Backed Notes, the 2021 Asset-Backed Notes and the SBA debentures, as each term is defined herein, as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At December 31, 2014, the April 2019 Notes were trading on the New York Stock Exchange for $25.58 per dollar at par value, the September 2019 Notes were trading on the New York Stock Exchange for $25.64 per dollar at par value and the 2024 Notes were trading on the New York Stock Exchange for $25.26 per dollar at par value. Based on market quotations on or around December 31, 2014, the Convertible Senior Notes were trading for 1.290 per dollar at par value, the 2017 Asset-Backed Notes were trading for 1.375 per dollar at par value and the 2021 Asset-Backed Notes were trading for 1.000 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $191.8 million, compared to the carrying amount of $190.2 million as of December 31, 2014.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2014.

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$22,799	$—	$22,799	$—
2017 Asset-Backed Notes	$22,068	$—	$—	$22,068
2021 Asset-Backed Notes	$129,300	$—	$129,300	$—
April 2019 Notes	$86,450	$—	$86,450	$—
September 2019 Notes	$88,073	$—	$88,073	$—
2024 Notes	$104,071	$—	$104,071	$—
SBA Debentures	$191,779	$—	$—	$191,779
Total	$644,540	$—	$430,693	$213,847

The following table provides information about the level in the fair value hierarchy of the Company’s liabilities at December 31, 2013.

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$105,206	$—	$105,206	$—
2017 Asset-Backed Notes	$89,893	$—	$—	$89,893
April 2019 Notes	$86,281	$—	$86,281	$—
September 2019 Notes	$87,248	$—	$87,248	$—
SBA Debentures	$222,742	$—	$—	$222,742
Total	$591,370	$—	$278,735	$312,635

4. Borrowings

Outstanding Borrowings

At December 31, 2014 and December 31, 2013, the Company had the following available borrowings and outstanding borrowings:

	December 31, 2014		December 31, 2013
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$225,000	$225,000
2019 Notes	170,364	170,364	170,364	170,364
2024 Notes	103,000	103,000	—	—
2017 Asset-Backed Notes	16,049	16,049	89,557	89,557
2021 Asset-Backed Notes	129,300	129,300	—	—
Convertible Senior Notes (3)	17,674	17,345	75,000	72,519
Wells Facility	75,000	—	75,000	—
Union Bank Facility	75,000	—	30,000	—
Total	$776,587	$626,258	$664,921	$557,440

(1)	Except for the Convertible Senior Notes (as defined below), all carrying values are the same as the principal amount outstanding.
(2)

In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III. At December 31, 2013, the total available borrowings under the SBA debentures were $225.0 million, of which $76.0 million was available in HT II and $149.0 million was available in HT III.

(3)

During the year ended December 31, 2014, holders of approximately $57.3 million of the Company’s Convertible Senior Notes exercised their conversion rights. The balance at December 31, 2014 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was approximately $329,000 at December 31, 2014 and $2.5 million at December 31, 2013.

LongTerm SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $38.0 million in HT II as of December 31, 2014, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was outstanding as of December 31, 2014. As of December 31, 2014, HT II has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2014, the Company held investments in HT II in 38 companies with a fair value of approximately $109.5 million, accounting for approximately 10.7% of the Company’s total portfolio.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. With the Company’s net investment of $74.5 million in HT III as of December 31, 2014, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, subject to SBA approval, of which $149.0 million was outstanding as of December 31, 2014. As of December 31, 2014, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of December 31, 2014, the Company held investments in HT III in 39 companies with a fair value of approximately $229.9 million, accounting for approximately 22.5% of the Company’s total portfolio.

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

A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual fully taxed net income not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. Through the Company’s wholly-owned subsidiaries HT II and HT III, the Company plans to provide long-term loans to qualifying small businesses, and in connection therewith, make equity investments.

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of December 31, 2014 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties.

Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees related to HT III debentures that pooled on March 27, 2013, were 0.804%. The annual fees on other debentures have been set at 0.515%. The average amount of debentures outstanding for the year ended December 31, 2014 for HT II was approximately $46.7 million with an average interest rate of approximately 4.75%. The average amount of debentures outstanding for the year ended December 31, 2014 for HT III was approximately $149.0 million with an average interest rate of approximately 3.43%.

HT II and HT III hold approximately $150.5 million and $314.8 million in assets, respectively, and accounted for approximately 9.1% and 19.1% of the Company’s total assets prior to consolidation at December 31, 2014.

As of December 31, 2014, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at December 31, 2014, with the Company’s net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. In March 2014, the Company repaid $34.8 million of SBA debentures under HT II, priced at approximately 6.38%, including annual fees. At December 31, 2014, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding on its Consolidated Statement of Assets and Liabilities as of December 31, 2014 and December 31, 2013:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	December 31, 2014	December 31, 2013
SBA Debentures:
March 26, 2008	March 1, 2018	6.38%	$—	$34,800
March 25, 2009	March 1, 2019	5.53%	18,400	18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$225,000

(1)	Interest rate includes annual charge

2019 Notes

On March 6, 2012, the Company and U.S. Bank National Association (the “2019 Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, the Company and the Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

In July 2012, the Company reopened the April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which includes exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

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

As of December 31, 2014 and December 31, 2013, the 2019 Notes payable is comprised of:

(in thousands)	December 31, 2014	December 31, 2013
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

April 2019 Notes

The April 2019 Notes will mature on April 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after April 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The April 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2012, and trade on the NYSE under the trading symbol “HTGZ.” See “—Subsequent Events.”

The April 2019 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the April 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

September 2019 Notes

The September 2019 Notes will mature on September 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The September 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2012, and trade on the NYSE under the trading symbol “HTGY.”

The September 2019 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the September 2019 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

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

For the years ended December 31, 2014 and 2013, the components of interest expense and related fees and cash paid for interest expense and fees for the April 2019 Notes and September 2019 Notes are as follows:

	Year Ended December 31,
(in thousands)	2014	2013
Stated interest expense	$11,926	$11,926
Amortization of debt issuance cost	967	967
Total interest expense and fees	$12,893	$12,893
Cash paid for interest expense and fees	$11,926	$11,926

As of December 31, 2014, the Company is in compliance with the terms of the indenture, and respective supplemental indenture, governing the April 2019 Notes and September 2019 Notes.

2024 Notes

On July 14, 2014, the Company and U.S. Bank, N.A. (the “2024 Trustee”), entered into the Third Supplemental Indenture (the “Third Supplemental Indenture”) to the Base Indenture between the Company and the 2024 Trustee, dated July 14, 2014, relating to the Company’s issuance, offer and sale of $100.0 million aggregate principal amount of 2024 Notes. On August 6, 2014, the underwriters issued notification to exercise their over-allotment option for an additional $3.0 million in aggregate principal amount of the 2024 Notes. The sale of the 2024 Notes generated net proceeds of approximately $99.9 million.

The 2024 Notes will mature on July 30, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after July 30, 2017, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The 2024 Notes bear interest at a rate of 6.25% per year payable quarterly on January 30, April 30, July 30 and October 30 of each year, commencing on July 30, 2014, and trade on the NYSE under the trading symbol “HTGX.”

The 2024 Notes will be the Company’s direct unsecured obligations and will rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2014, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the years ended December 31, 2014 and 2013, the components of interest expense and related fees and cash paid for interest expense and fees for the 2024 Notes are as follows:

	December 31,
(in thousands)	2014	2013
Stated interest expense	$2,955	$—
Amortization of debt issuance cost	153	—
Total interest expense and fees	$3,108	$—
Cash paid for interest expense and fees	$1,887	$—

2017 Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2017 Asset-Backed Notes”), which 2017 Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The 2017 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among the Company, Hercules Capital Funding 2012-1, LLC as trust depositor (the “2012 Trust Depositor”), Hercules Capital Funding Trust 2012-1 as issuer (the “2012 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2017 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The 2017 Asset-Backed Notes have a stated maturity of December 16, 2017. See “—Subsequent Events.”

As part of this transaction, the Company entered into a sale and contribution agreement with the 2012 Trust Depositor under which the Company has agreed to sell or have contributed to the 2012 Trust Depositor certain senior loans made to certain of the Company’s portfolio companies (the “2012 Loans”). The Company has made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2012 Loans as of the date of their transfer to the 2012 Trust Depositor.

In connection with the sale of the 2017 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2017 Asset-Backed Notes are secured obligations of the 2012 Securitization Issuer and are non-recourse to the Company. The 2012 Securitization Issuer also entered into an indenture governing the 2017Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2017 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2017 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2012 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provide by Section 3(c) (7) thereof. In addition, the 2012 Trust Depositor entered into an amended and restated trust agreement in respect of the 2012 Securitization Issuer, which includes customary representation, warranties and covenants.

The 2012 Loans are serviced by the Company pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. The Company performs certain servicing and administrative functions with respect to the 2012 Loans. The Company is entitled to receive a monthly fee from the 2012 Securitization Issuer for servicing the 2012 Loans. This servicing fee is equal to the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including December 5, 2012 through and including January 15, 2013 over 360) of 2.00% and the aggregate outstanding principal balance of the 2012 Loans plus the amount of collections on deposit in the 2012 Securitization Issuer’s collection account, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including December 5, 2012, to the close of business on January 4, 2013).

The Company also serves as administrator to the 2012 Securitization Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At December 31, 2014 and December 31, 2013, the 2017 Asset-Backed Notes had an outstanding principal balance of $16.0 million and $89.6 million, respectively.

Under the terms of the 2017 Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $1.2 million and $6.3 million of restricted cash as of December 31, 2014 and December 31, 2013, respectively, funded through interest collections.

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2021 Asset-Backed Notes”), which 2021 Asset-Backed Notes were rated A(sf) by Kroll Bond Rating Agency, Inc. (“KBRA”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

As part of this transaction, the Company entered into a sale and contribution agreement with the 2014 Trust Depositor under which the Company has agreed to sell or have contributed to the 2014 Trust Depositor certain senior loans made to certain of the Company’s portfolio companies (the “2014 Loans”). The Company has made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2014 Loans as of the date of their transfer to the 2014 Trust Depositor.

In connection with the issuance and sale of the 2021 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to the Company. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2014 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provide by Section 3(c) (7) thereof and Rule 3A-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

The 2014 Loans are serviced by the Company pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. The Company performs certain servicing and administrative functions with respect to the 2014 Loans. The Company is entitled to receive a monthly fee from the 2014 Securitization Issuer for servicing the 2014 Loans. This servicing fee is equal to the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including October 5, 2014 through and including December 5, 2014 over 360) of 2.00% and the aggregate outstanding principal balance of the 2014 Loans plus collections on deposit in the 2014 Securitization Issuer’s collections account, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including October 5, 2014, to the close of business on December 5, 2014).

The Company also serves as administrator to the 2014 Securitization Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $11.5 million of restricted cash as of December 31, 2014, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of its 6.00% convertible senior notes due 2016 (the “Convertible Senior Notes”). During the year ended December 31, 2014, holders of approximately $57.3 million of the Company’s Convertible Senior Notes exercised their conversion rights. As of December 31, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.3 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the Indenture. On or after October 15, 2015, until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of December 31, 2014, the conversion rate is 88.0615 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.36 per share of common stock).

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

Upon meeting the stock trading price conversion requirement during the three-month periods ended June 30, 2014 and September 30, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible through December 31, 2014. As of December 31, 2014, approximately $57.3 million of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. Upon meeting the stock trading price conversion requirement during the three months ended December 31, 2014, the Convertible Senior Notes continue to be convertible through March 31, 2015. See “—Subsequent Events.”

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the year ended December 31, 2014 was approximately $1.6 million and was classified as a component of net investment income in the Company’s Consolidated Statements of Operations.

As of December 31, 2014 and December 31, 2013, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	December 31, 2014	December 31, 2013
Principal amount of debt	$17,674	$75,000
Original issue discount, net of accretion	(329)	(2,481)
Carrying value of Convertible Senior Debt	$17,345	$72,519

For the years ended December 31, 2014 and 2013, the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Year Ended December 31,
(in thousands)	2014	2013
Stated interest expense	$2,753	$4,500
Accretion of original issue discount	843	1,083
Amortization of debt issuance cost	450	577
Total interest expense	$4,046	$6,160
Cash paid for interest expense	$3,465	$4,500

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for both the years ended December 31, 2014 and December 31, 2013. Interest expense decreased by approximately $1.7 million during the year ended December 31, 2014 from the year ended December 31, 2013, due to Convertible Senior Notes settled in the period. As of December 31, 2014, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

As amended, borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.00% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the years ended December 31, 2014 and 2013, this non-use fee was approximately $380,000 and $380,000, respectively. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with the August 2014 amendments, the Company paid an additional $750,000 in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, LLC. As amended, these covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at December 31, 2014.

At December 31, 2014 there were no borrowings outstanding on this facility.

Union Bank Facility

The Company has a $75.0 million revolving senior secured credit facility (the “Union Bank Facility”) with MUFG Union Bank, N.A. (“MUFG Union Bank”).  The Company originally entered into the Union Bank Facility on February 10, 2010 but, following several amendments, amended and restated the Union Bank Facility on August 14, 2014. The amendment and restatement extends the maturity date of the Union Bank Facility to August 1, 2017, increases the size of the Union Bank Facility to $75.0 million from $30.0 million, and adjusts the interest rate for LIBOR borrowings under the Union Bank Facility. LIBOR-based borrowings by the Company under the Union Bank Facility will bear interest at a rate per annum equal to LIBOR plus 2.25% with no floor, whereas previously the Company paid a per annum interest rate on such borrowings equal to LIBOR plus 2.50% with a floor of 4.00%. Other borrowings by the Company under the Union Bank Facility, which are based on a reference rate instead of LIBOR, will continue to bear interest at a rate per annum equal to the reference rate (which is the greater of the federal funds rate plus 1.00% and a periodically announced MUFG Union Bank index rate) plus the greater of (i) 4.00% minus the reference rate and (ii) 1.00%. The Company continues to have the option of determining which type of borrowing to request under the Union Bank Facility. Subject to certain conditions, the amendment also removes a previous ceiling on the amount of certain unsecured indebtedness that the Company may incur.

MUFG Union Bank has made commitments to lend up to $75.0 million in aggregate principal amount. The Union Bank Facility contains an accordion feature, pursuant to which the Company may increase the size of the Union Bank Facility to an aggregate principal amount of $300.0 million by bringing in additional lenders, subject to the approval of MUFG Union Bank and other customary conditions. There can be no assurances that additional lenders will join the Union Bank Facility to increase available borrowings.

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the years ended December 31, 2014 and 2013, this non-use fee was approximately $240,000 and $152,000, respectively. The amount that the Company may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

The Company has various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that the Company maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at December 31, 2014.

At December 31, 2014 there were no borrowings outstanding on this facility.

Citibank Credit Facility

The Company, through Hercules Funding Trust I, an affiliated statutory trust, had a securitized credit facility (the “Citibank Credit Facility”) with Citigroup Global Markets Realty Corp. (“Citigroup”), which expired under normal terms. During the first quarter of 2009, the Company paid off all principal and interest owed under the Citibank Credit Facility. Citigroup has an equity participation right through a warrant participation agreement on the pool of debt investments and warrants collateralized under the Citibank Credit Facility. Pursuant to the warrant participation agreement, the Company granted to Citigroup a 10% participation in all warrants held as collateral. However, no additional warrants were included in collateral subsequent to the facility amendment on May 2, 2007. As a result, Citigroup is entitled to 10% of the realized gains on the warrants until the realized gains paid to Citigroup pursuant to the agreement equal $3,750,000 (the “Maximum Participation Limit”). The obligations under the warrant participation agreement continue even after the Citibank Credit Facility is terminated until the Maximum Participation Limit has been reached.

During the year ended December 31, 2014, the Company reduced its realized gain by approximately $465,000 for Citigroup’s participation in the realized gain on sale of equity securities obtained from exercising portfolio company warrants which were included in the collateral pool. The Company recorded a decrease in participation liability and a decrease in unrealized appreciation by a net amount of approximately $270,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation agreement as a result of the sale of shares in Acceleron Pharma, Inc, Merrimack Pharmaceuticals, Inc., Portola Pharmaceuticals, Inc. and Everyday Health, Inc. that were subject to the agreement. The remaining value of their participation right on unrealized gains in the related equity investments is approximately $101,000 as of December 31, 2014 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.1 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

5. Income Taxes

The Company intends to operate so as to qualify to be taxed as a RIC under Subchapter M of the Code and, as such, will not be subject to federal income tax on the portion of taxable income and gains distributed to stockholders.

To qualify as a RIC, the Company is required to meet certain income and asset diversification tests in addition to distributing at least 90% of its investment company taxable income, as defined by the Code. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2014 and 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences primarily related to accelerated revenue recognition for income tax purposes, respectively, as follows:

	For the Year Ended December 31,
(in thousands)	2014	2013
Distributions in excess of investment income	$6,382	$2,112
Accumulated realized gains (losses)	9,207	6,840
Additional paid-in capital	(15,589)	(8,952)

For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2014 and 2013 was ordinary income in the amounts of $73.2 million and $66.5 million, respectively.

The aggregate gross unrealized appreciation of the Company’s investments over cost for federal income tax purposes was $46.1 million and $48.8 million as of December 31, 2014 and 2013, respectively. The aggregate gross unrealized depreciation of the Company’s investments under cost for federal income tax purposes was $63.4 million and $44.5 million as of December 31, 2014 and 2013, respectively. The net unrealized depreciation over cost for federal income tax purposes was $17.3 million and $4.3 million as of December 31, 2014 and 2013, respectively. The aggregate cost of securities for federal income tax purposes was $1.0 billion and $906.2 million as of December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary book/tax differences primarily arising from the treatment of loan related yield enhancements.

	For the Year Ended December 31,
(in thousands)	2014	2013
Accumulated Capital Gains (Losses)	$16,663	$(6,417)
Other Temporary Differences	1,795	1,134
Undistributed Ordinary Income	-	3,764
Unrealized Appreciation (Depreciation)	(16,891)	(5,132)
Components of Distributable Earnings	$1,567	$(6,651)

The Company will classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Based on an analysis of the Company’s tax position, there are no uncertain tax positions that met the recognition or measurement criteria. The Company is currently not undergoing any tax examinations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits for the next twelve months. The 2011- 2013 federal tax years for the Company remain subject to examination by the IRS. The 2010-2013 state tax years for the Company remain subject to examination by the state taxing authorities.

6. Shareholders’ Equity.

On August 16, 2013, the Company entered into an “At-The-Market” (“ATM”) equity distribution agreement with JMP Securities LLC (“JMP”). The equity distribution agreement provides that the Company may offer and sell up to 8.0 million shares of its common stock from time to time through JMP, as its sales agent. Sales of the Company’s common stock, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on the NYSE or similar securities exchange or sales made to or through a market maker other than on an exchange, at prices related to the prevailing market prices or at negotiated prices.

During the year ended December 31, 2014, the Company sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. The Company generally uses the net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of December 31, 2014, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

The Company has issued stock options for common stock subject to future issuance, of which 695,672 and 833,923 were outstanding at December 31, 2014 and December 31, 2013, respectively.

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

On June 21, 2007, the stockholders approved amendments to the 2004 Plan and the 2006 Plan allowing for the grant of restricted stock. The amended Plans limit the combined maximum amount of restricted stock that may be issued under both Plans to 10% of the outstanding shares of the Company’s stock on the effective date of the Plans plus 10% of the number of shares of stock issued or delivered by the Company during the terms of the Plans. The amendments further specify that no one person shall be granted awards of restricted stock relating to more than 25% of the shares available for issuance under the 2004 Plan. Further, the amount of voting securities that would result from the exercise of all of the Company’s outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 25% of its outstanding voting securities, except that if the amount of voting securities that would result from such exercise of all of the Company’s outstanding warrants, options and rights issued to the Company’s directors, officers and employees, together with any restricted stock issued pursuant to the Plans, would exceed 15% of the Company’s outstanding voting securities, then the total amount of voting securities that would result from the exercise of all outstanding warrants, options and rights, together with any restricted stock issued pursuant to the Plans, at the time of issuance shall not exceed 20% of the Company’s outstanding voting securities.

A summary of the restricted stock activity under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2014, 2013, and 2012 is as follows:

	2006 Plan	2004 Plan
Outstanding at December 31, 2011	31,668	1,191,201
Granted	5,000	686,859
Cancelled	—	(59,019)
Outstanding at December 31, 2012	36,668	1,819,041
Granted	—	607,001
Cancelled	—	(30,264)
Outstanding at December 31, 2013	36,668	2,395,778
Granted	8,333	981,550
Cancelled	—	(152,277)
Outstanding at December 31, 2014	45,001	3,225,051

In 2014, 2013, and 2012, the Company granted approximately 989,883, 607,001 and 691,859 shares, respectively, of restricted stock pursuant to the Plans. All restricted stock grants under the 2004 Plan made prior to March 4, 2013 will continue to vest on a monthly basis following their one year anniversary over the succeeding 36 months. During 2012, the Compensation Committee adopted a policy that provided for awards with different vesting schedules for short and long-term awards. Under the 2004 Plan, restricted stock awarded subsequent to March 3, 2013 will vest subject to continued employment based on two vesting schedules: short-term awards vest one-half on the one year anniversary of the date of the grant and quarterly over the succeeding 12 months, and long-term awards vest one-fourth on the one year anniversary of the date of grant and quarterly over the succeeding 36 months. No restricted stock was granted pursuant to the 2004 Plan prior to 2009.

The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the years ended December 31, 2014, 2013, and 2012 was approximately $13.7 million, $7.7 million and $7.5 million, respectively. During the years ended December 31, 2014, 2013, and 2012 the Company expensed approximately $9.2 million, $5.6 million and $3.9 million of compensation expense related to restricted stock, respectively. As of December 31, 2014, there was approximately $12.5 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average period of 1.43 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the years ended December 31, 2014, 2013, and 2012:

	Unvested Restricted Stock Units
	Restricted	Weighted Average
	Stock Units	Issuance Price
Unvested at December 31, 2011	621,509	$10.06
Granted	691,859	$10.83
Vested	(354,560)	$9.88
Forfeited	(59,019)	$9.95
Unvested at December 31, 2012	899,789	$10.73
Granted	607,001	$12.72
Vested	(440,629)	$10.59
Forfeited	(30,264)	$11.24
Unvested at December 31, 2013	1,035,897	$11.94
Granted	989,883	$13.82
Vested	(570,723)	$12.00
Forfeited	(152,277)	$12.82
Unvested at December 31, 2014	1,302,780	$13.23

The SEC, through an exemptive order granted on June 22, 2010, approved amendments to the Plans which allow participants to elect to have the Company withhold shares of the Company’s common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”). The exemptive order also permits the holders of restricted stock to elect to have the Company withhold shares of Hercules stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual can make a cash payment at the time of option exercise or to pay taxes on restricted stock.

The following table summarizes the common stock options activities under the Company’s 2006 and 2004 Plans for each of the three periods ended December 31 2014, 2013, and 2012:

	Common Stock Options	Weighted Average Exercise Price
Shares Outstanding at December 31, 2011	4,213,604	$11.40
Granted	189,000	$10.71
Exercised	(564,196)	$5.56
Forfeited	(57,229)	$9.69
Expired	(1,206,430)	$12.84
Shares Outstanding at December 31, 2012	2,574,749	$12.00
Granted	443,500	$14.51
Exercised	(2,003,988)	$12.38
Forfeited	(115,338)	$10.38
Expired	(65,000)	$13.30
Shares Outstanding at December 31, 2013	833,923	$12.53
Granted	426,000	$15.54
Exercised	(353,547)	$10.76
Forfeited	(208,344)	$14.80
Expired	(2,360)	$13.78
Shares Outstanding at December 31, 2014	695,672	$14.58
Shares Expected to Vest at December 31, 2014	537,296	$14.58

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months. All options may be exercised for a period ending seven years after the date of grant. At December 31, 2014, options for approximately 158,000 shares were exercisable at a weighted average exercise price of approximately $13.08 per share with weighted average of remaining contractual term of 4.91 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the years ended December 31, 2014, 2013, and 2012 was approximately $211,000, $1.1 million and $326,000, respectively. During the years ended December 31, 2014, 2013, and 2012, approximately $395,000, $422,000 and $416,000, of share-based cost due to stock option grants was expensed, respectively. As of December 31, 2014, there was $562,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.94 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for each of the three periods ended December 31, 2014, 2013, and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
Expected Volatility	19.90%	46.90%	46.39%
Expected Dividends	10%	10%	10%
Expected term (in years)	4.5	4.5	4.5
Risk-free rate	1.21% - 1.66%	0.56% - 1.63%	0.49% - 1.07%

The following table summarizes stock options outstanding and exercisable at December 31, 2014:

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$9.25 - $14.49	208,172	5.43	$487,713	$12.54	74,440	3.94	$305,932	$10.77
$14.86 - $16.34	487,500	6.46	2,140	$15.45	83,936	5.77	892	$15.14
$9.25 - $16.34	695,672	6.15	$489,853	$14.58	158,376	4.91	$306,824	$13.08

8. Earnings per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Numerator
Net increase in net assets resulting from operations	$71,188	$99,446	$46,759
Less: Dividends declared-common and restricted shares	(78,562)	(66,454)	(47,983)
Undistributed earnings	(7,374)	32,992	(1,224)
Undistributed earnings-common shares	(7,374)	32,992	(1,224)
Add: Dividend declared-common shares	76,953	65,123	46,967
Numerator for basic and diluted change in net assets per common share	$69,579	$98,115	$45,743
Denominator
Basic weighted average common shares outstanding	61,862	58,838	49,068
Common shares issuable	1,363	1,454	88
Weighted average common shares outstanding assuming dilution	63,225	60,292	49,156
Change in net assets per common share
Basic	$1.12	$1.67	$0.93
Diluted	$1.10	$1.63	$0.93

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as participating securities for calculating earnings per share.

For the purpose of calculating diluted earnings per share for year ended December 31, 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.36 as of December 31, 2014 and $11.63 as of December 31, 2013) for the Convertible Senior Notes for such period.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the years ended December 31, 2014, 2013, and 2012, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 727,733, 1,835,880 and 2,574,749 shares, respectively.

At December 31, 2014, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three years ended December 31, 2014.

	Year Ended December 31,
	2014	2013	2012
Per share data(1):
Net asset value at beginning of period	$10.51	$9.75	$9.83
Net investment income	1.16	1.24	0.98
Net realized gain on investments	0.32	0.25	0.06
Net unrealized appreciation (depreciation) on investments	(0.33)	0.20	(0.09)
Total from investment operations	1.15	1.69	0.95
Net increase (decrease) in net assets from capital share transactions	(0.37)	0.10	(0.14)
Distributions of net investment income	(1.27)	(1.13)	(0.98)
Stock-based compensation expense included in investment income(2)	0.16	0.10	0.09
Net asset value at end of period	$10.18	$10.51	$9.75

Ratios and supplemental data:
Per share market value at end of period	$14.88	$16.40	$11.13
Total return(3)	-1.75%	58.49%	28.28%
Shares outstanding at end of period	64,715	61,837	52,925
Weighted average number of common shares outstanding	61,862	58,838	49,068
Net assets at end of period	$658,864	$650,007	$515,968
Ratio of operating expense to average net assets(4)(5)	10.72%	11.06%	10.28%
Ratio of net investment income before investment gains and losses to average net assets(4)	10.94%	12.12%	10.01%
Average debt outstanding	$535,127	$580,053	$360,857
Weighted average debt per common share	$8.65	$9.86	$7.35

(1)	All per share activity is calculated based on the weighted average shares outstanding for the relevant period.
(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the years  ended December 31, 2014, 2013 and 2012 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution.

(4)	All ratios are calculated based on weighted average net assets for the relevant period.
(5)

Operating expense as used in the ratio of operating expense to average net assets does not include loss on debt extinguishment (long-term liabilities - convertible senior notes). If loss on debt extinguishment (long-term liabilities - convertible senior notes) were included in total expense, the ratio for the year ended December 31, 2014 would be 10.97%. There was no loss on debt extinguishment (long-term liabilities - convertible senior notes) in the years ended December 31, 2013 or 2012, so the ratio for that period would not change.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded contractual commitments to extend credit at December 31, 2014 totaled approximately $339.0 million. Approximately $191.3 million of these unfunded contractual commitments as of December 31, 2014 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $108.2 million of non-binding term sheets outstanding at December 31, 2014. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $1.6 million, $1.1 million and $1.2 million, during the years ended December 31, 2014, 2013, and 2012, respectively. Future commitments under the credit facility and operating leases were as follows at December 31, 2014:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$626,258	$16,081	$17,313	$321,464	$271,400
Operating Lease Obligations (5)	6,258	1,554	3,055	1,590	59
Total	$632,516	$17,635	$20,368	$323,054	$271,459

(1)	Excludes commitments to extend credit to the Company’s portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $16.0 million in aggregate principal amount of the 2017 Asset-Backed Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes and $17.3 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.7 million less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total remaining unaccreted discount for the Convertible Senior Notes was $329,000 at December 31, 2014.

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

For the years ended December 31, 2014 and December 31, 2013, the Company’s ten largest portfolio companies represented approximately 28.6% and 29.3% of the total fair value of the Company’s investments in portfolio companies, respectively. At December 31, 2014 and December 31, 2013, we had three and one investment, respectively, that represented 5% or more of the Company’s net assets. At December 31, 2014, we had three equity investments representing approximately 61.5% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of the Company’s equity investments. At December 31, 2013, the Company had six equity investments which represented approximately 75.7% of the total fair value of the Company’s equity investments, and each represented 5% or more of the total fair value of such investments.

13. Selected Quarterly Data (Unaudited)

The following tables set forth certain quarterly financial information for each of the last eight quarters ended December 31, 2014. This information was derived from the Company’s unaudited consolidated financial statements. Results for any quarter are not necessarily indicative of results for the full year or for any further quarter.

	Quarter Ended
(in thousands, except per share data)	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total investment income	$35,770	$34,001	$37,019	$36,875
Net investment income before investment gains and losses	18,304	18,551	18,995	15,899
Net increase (decrease) in net assets resulting from operations	22,185	13,191	15,177	20,635
Change in net assets per common share (basic)	0.36	0.21	0.24	0.32

	Quarter Ended
	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total investment income	$30,957	$34,525	$41,021	$33,210
Net investment income before investment gains and losses	15,032	17,610	21,560	18,864
Net increase (decrease) in net assets resulting from operations	16,689	20,879	36,981	24,897
Change in net assets per common share (basic)	0.30	0.34	0.61	0.40

14. Subsequent Events

Dividend Declaration

On February 24, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on March 19, 2015 to shareholders of record as of March 12, 2015. This dividend would represent the Company’s thirty-eighth consecutive dividend declaration since the Company’s initial public offering, bringing the total cumulative dividend declared to date to $10.30 per share.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes, or the Convertible Senior Notes, due 2016. As of December 31, 2014, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the remaining unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.3 million.

The Convertible Senior Notes are convertible into shares of the Company’s common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Senior Notes, the Company has the choice to pay or deliver, as the case may be, at the Company’s election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.36 per share of common stock, in each case subject to adjustment in certain circumstances. Upon meeting the stock trading price conversion requirement during the three months ended December 31, 2014, the Convertible Senior Notes continue to be convertible through March 31, 2015.

Subsequent to December 31, 2014 and as of February 26, 2015, approximately $32,000 of the Convertible Senior Notes were converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 613 shares of the Company’s common stock in January 2015.

April 2019 Notes – Redemption

On February 24, 2015, the Board of Directors approved a redemption of $20.0 million of the $84.5 million in issued and outstanding aggregate principal amount of April 2019 Notes, and notice for such redemption has been provided. The Company intends to make additional redemptions on the April 2019 Notes throughout the 2015 calendar year, depending on the Company’s anticipated cash needs. The Company will provide notice for and complete all redemptions in compliance with the terms of the Base Indenture, as supplemented by the First Supplemental Indenture.

2017 Asset-Backed Notes – Contractual Amortization

In February 2015, changes in the payment schedule of obligors in the 2017 Asset-Backed Notes collateral pool triggered a Rapid Amortization Event in accordance with the sale and servicing agreement for the 2017 Asset-Backed Notes. Due to this Event, the 2017 Asset-Backed Notes are expected to fully amortize within the first half of 2015.

Share Repurchase Program

On February 24, 2015, the Company’s Board of Directors approved a $50.0 million open market share repurchase program. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in our then most recently published financial statements.

The Company anticipates that the manner, timing, and amount of any share purchases will be determined by Company management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. As a 1940 Act reporting company, the Company is required to notify shareholders program when such a program is initiated or implemented. The repurchase program does not require the Company to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

Portfolio Company Developments

As of February 26, 2015, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Good Technology Corp., ViewRay, Inc. and four companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to December 31, 2014 the following current and former portfolio companies completed initial public offerings or were acquired:

1.

In January 2015, the company’s portfolio company Box, Inc. completed its initial public offering of 12,500,000 shares of its common stock at $14.00 per share. The shares the Company holds in Box, Inc. are subject to certain restrictions that govern the timing of the Company’s divestment and may thus impact the Company’s ultimate gain or (loss).  In the case of Box, Inc., the Company is subject to a customary IPO lockup period and is obligated not to sell the shares of common stock that it owns for six months from the date of the initial public offering.  The potential gain depends on the price of the shares when the Company exits the investment.

2.	In January 2015, the company’s portfolio company Zosano Pharma, Inc. completed its initial public offering of 4,500,000 shares of its common stock at $11.00 per share.
3.

In February 2015, the Company’s portfolio company Inotek Pharmaceuticals, Inc. completed its initial public offering of 6,667,000 shares of its common stock at a price to the public of $6.00 per share.

4.

In February 2015, Zillow, Inc. completed its acquisition of the Company’s former portfolio company Trulia, Inc. for $2.5 billion in a stock-for-stock transaction and formed Zillow Group, Inc.  The Company no longer holds investments in the portfolio company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9a.	Controls and Procedures

1. Disclosure Controls and Procedures

The Company’s chief executive and chief financial officers, under the supervision and with the participation of the Company’s management, conducted an evaluation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this annual report on Form 10-K, the Company’s chief executive and chief financial officers have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the Company’s chief executive and chief financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Report of the Independent Registered Public Accounting Firm

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting in 2014

There have been no changes in the Company’s internal control over financing reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Dividends

Our Board of Directors has declared a fourth quarter cash dividend of $0.31 per share that will be payable on March 19, 2015 to shareholders of record as of March 12, 2015. This dividend would represent the Company’s thirty-eighth consecutive dividend declaration since its initial public offering, bringing the total cumulative dividend declared to date to $10.30 per share.

Our Board of Directors maintains a variable dividend policy with the objective of distributing four quarterly distributions in an amount that approximates 90 to 100% of our taxable quarterly income or potential annual income for a particular year. In addition, at the end of the year, our Board of Directors may choose to pay an additional special dividend or fifth dividend, so that we may distribute approximately all of our annual taxable income in the year it was earned, or may elect to maintain the option to spill over our excess taxable income into the coming year for future dividend payments.

The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the year ended December 31, 2014, 100% were distributions of ordinary income and spillover earnings. The Company intends to distribute approximately $16.7 million of spillover earnings from 2014 to its shareholders in 2015.

Notice of Redemption

On February 26, 2015, in accordance with the Base Indenture, as supplemented by the First Supplemental Indenture, we provided notice to U.S. Bank National Association (“U.S. Bank”) of our election to exercise our potion to redeem $20.0 million of the $84.5 million in issued and outstanding April 2019 Notes and instructed U.S. Bank to deliver, on our behalf, notice to the holders of the April 2019 Notes. The notice sent to U.S. Bank is included as Exhibit 99.1 to this Annual Report on Form 10-K and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 and shall not be deemed incorporated by reference into any filing made under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in the Company’s definitive Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 under the headings “Proposal I: Election Of Directors,” “Information About Executive Officers Who Are Not Directors” and “Certain Relationships And Transactions.”

The Company has adopted a code of business conduct and ethics that applies to directors, officers and employees. The code of business conduct and ethics is available on the Company’s website at http//www.htgc.com. The Company will report any amendments to or waivers of a required provision of the code of business conduct and ethics on the Company’s website or in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Executive Compensation” in the Company’s 2015 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in the Company’s 2015 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions is contained under the caption “Certain Relationships and Transactions” and the caption “Proposal I: Election of Directors” in the Company’s 2015 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Principal Accountant Fees and Services” and “Proposal II: Ratification of Selection of Independent Registered Public Accountants” in the Company’s 2015 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Schedule 12-14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the year ended December 31, 2014

(in thousands)

		Amount of	As of			As of
		Interest	December 31,			December 31,
		Credited to	2013	Gross	Gross	2014
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	Fair Value
Affiliate Investments
Gelesis, Inc.	Preferred Stock	$—	$466	$—	$(140)	$326
	Preferred Warrants	—	7	—	(6)	1
Optiscan BioMedical, Corp.	Preferred Stock	—	4,552	1,301	—	5,853
	Preferred Warrants	—	232	—	(13)	219
Stion Corporation	Senior Debt	1,842	4,096	—	(2,496)	1,600
	Preferred Warrants	—	1,628	—	(1,628)	—
Total Control and Affiliate Investments		$1,842	$10,981	$1,301	$(4,283)	$7,999

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of December 31, 2014.
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
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

Exhibit Number	Description

3(a)	Articles of Amendment and Restatement.(8)

3(b)	Articles of Amendment, dated March 6, 2007.(7)

3(c)	Articles of Amendment, dated April 5, 2011.(22)

3(d)	Amended and Restated Bylaws, as amended by Amendment No. 1 thereto.(37)

4(a)	Specimen certificate of the Company’s common stock, par value $.001 per share.(1)

4(b)	Form of Dividend Reinvestment Plan.(1)

4(c)	Indenture between Hercules Funding Trust I and U.S. Bank National Association, dated as of August 1, 2005.(2)

4(d)	Indenture between Hercules Technology Growth Capital, Inc. and U.S. Bank National Association, dated as of April 15, 2011.(23)

4(e)	Form of Note under the Indenture, dated as of April 15, 2011.(23)

4(f)	Indenture between the Registrant and U.S. Bank National Association, dated as of March 6, 2012.(26)

4(g)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of April 17, 2012.(26)

4(h)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of September 24, 2012.(29)

4(i)	Third Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of July 14, 2014.(39)

4(j)	Form of 7.00% Senior Note due 2019, dated as of April 17, 2012 (Existing April 2019 Note) (included as part of Exhibit 4(g)).(26)

4(k)	Form of 7.00% Senior Note due 2019, dated as of July 6, 2012 (Additional April 2019 Note).(27)

4(l)	Form of 7.00% Senior Note due 2019, dated as of July 12, 2012 (Over-Allotment April 2019 Note).(28)

4(m)	Form of 7.00% Senior Note due 2019, dated as of September 24, 2012 (September 2019 Note) (included as part of Exhibit 4(h)).(29)

4(n)	Form of 7.00% Senior Note due 2019, dated as of October 2, 2012 (Over-Allotment September 2019 Note).(30)

4(o)	Form of 7.00% Senior Note due 2019, dated as of October 17, 2012 (Over-Allotment II September 2019 Note).(31)

4(p)	Form of 6.25% Note due 2024, dated as of July 14, 2014 (July 2024 Note) (included as part of Exhibit 4(i)).(39)

4(q)	Form of 6.25% Note due 2024, dated as of August 11, 2014 (Over-Allotment July 2024 Note).(40)

10(a)	Credit Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(b)	Pledge and Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding, L.L.C., dated as of April 12, 2005.(8)

10(c)	First Amendment to Credit and Pledge Security Agreement between Hercules Technology Growth Capital, Inc. and Alcmene Funding L.L.C., dated as of August 1, 2005.(2)

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

Exhibit Number	Description
10(g)	Indenture between Hercules Funding Trust I & U.S. Bank National Association, dated as of August 1, 2005.(2)

10(h)	Note Purchase Agreement among Hercules Funding Trust I, Hercules Funding I LLC, Hercules Technology Growth Capital, Inc. and Citigroup Global Markets Realty Corp., dated as of August 1, 2005.(2)

10(i)	Hercules Technology Growth Capital, Inc. 2004 Equity Incentive Plan (2011 Amendment and Restatement).(10)

10(j)	Hercules Technology Growth Capital, Inc. 2006 Non-Employee Director Plan (2007 Amendment and Restatement).(11)

10(k)	Form of Custody Agreement between the Company and Union Bank of California.(8)

10(l)	Form of Restricted Stock Award under the 2004 Equity Incentive Plan.(19)

10(m)	Subscription Agreement by and among the Company and the subscribers named therein, dated as of March 2, 2006.(17)

10(n)	Form of Incentive Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(o)	Form of Nonstatutory Stock Option Award under the 2004 Equity Incentive Plan.(8)

10(p)	Form of Registrar Transfer Agency and Service Agreement between the Company and American Stock Transfer & Trust Company.(8)

10(q)	Warrant Agreement, dated as of June 22, 2004, between the Company and American Stock Transfer & Trust Company, as warrant agent.(9)

10(r)	Subscription Agreement, dated as of February 2, 2004, between the Company and the subscribers named therein.(8)

10(s)	Lease Agreement, dated as of June 13, 2006, between the Company and 400 Hamilton Associates.(4)

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

10(bb)	Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(cc)	Sale and Servicing Agreement among Hercules Funding II LLC, the Company, Lyon Financial Services, Inc., and Wells Fargo Foothill, LLC, dated as of August 25, 2008.(18)

10(dd)	Form of SBA Debenture.(19)

10(ee)	First Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Foothill, LLC, dated as of April 30, 2009.(20)

Exhibit Number	Description
10(ff)	Loan and Security Agreement by Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of February 10, 2010.(21)

10(gg)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(hh)	Amended and Restated Loan and Security Agreement between the Company and Union Bank, N.A., dated as of November 2, 2011.(25)

10(ii)	Second Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of June 20, 2011.(24)

10(jj)	First Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of March 30, 2012.(32)

10(kk)	Third Amendment to Loan and Security Agreement by and among Hercules Funding II LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 1, 2012.(33)

10(ll)	Second Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of September 17, 2012.(34)

10(mm)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 17, 2012.(34)

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

10(ww)	Third Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 19, 2012.(36)

10(xx)	Fourth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of December 2, 2013.(37)

10(yy)	Fifth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of January 31, 2014.(37)

10(zz)	Sixth Amendment to Amended and Restated Loan and Security Agreement by and between Hercules Technology Growth Capital, Inc. and MUFG Union Bank, N.A., dated as of July 8, 2014.(38)

10(aaa)	Second Amended and Restated Loan and Security Agreement by and among Hercules Technology Growth Capital, Inc. and Union Bank, N.A., dated as of August 14, 2014.(41)

Exhibit Number	Description

10(bbb)	Fifth Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of August 8, 2014.(42)

14	Code of Ethics.(8)

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1*Notice of Redemption of 7.00% Note due in 2019.

(1)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 8, 2005 (Registration No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(2)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 5, 2005.
(3)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 2, 2006.
(4)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 13, 2006.
(5)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on July 28, 2006.
(6)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 6, 2006.
(7)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on March 9, 2007.
(8)	Previously filed as part of a Pre-Effective Amendment No. 1, as filed on May 17, 2005 (File No. 333-122950), to the Registration Statement on Form N-2 of the Company.
(9)	Previously filed as part of the Registration Statement on Form N-2 of the Company (File No. 333-122950), as filed on February 22, 2005.
(10)

Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on June 22, 2007 and the Definitive Proxy Statement of the Company, as filed on April 29, 2011.

(11)	Previously filed as part of the Securities to be Offered to Employees in Employee Benefit Plans on Form S-8, as filed on October 10, 2007.
(12)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(13)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 3, 2007.
(14)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on May 5, 2007.
(15)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on May 15, 2007 (File No. 333-141828), to the Registration Statement on Form N-2 of the Company.
(16)	Previously filed as part of Pre-Effective Amendment No. 2, as filed on June 5, 2008 (File No. 333-150403 ), to the Registration Statement on Form N-2 of the Company.
(17)	Previously filed as part of the Post-Effective Amendment No. 3, as filed on March 9, 2006 (File No. 333-126604), to the Registration Statement on Form N-2 of the Company.
(18)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 27, 2008.
(19)	Previously filed as part of the Annual Report on Form 10-K of the Company, as filed on March 16, 2009.
(20)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 11, 2009.
(21)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on February 17, 2010.
(22)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 11, 2011.
(23)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on April 18, 2011.
(24)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on June 24, 2011.
(25)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on November 11, 2011.

(26)	Previously filed as part of Post-Effective Amendment No. 1, as filed on April 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(27)	Previously filed as part of Post-Effective Amendment No. 2, as filed on July 6, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(28)	Previously filed as part of Post-Effective Amendment No. 3, as filed on July 12, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(29)	Previously filed as part of Post-Effective Amendment No. 5, as filed on September 24, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(30)	Previously filed as part of Post-Effective Amendment No. 7, as filed on October 2, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(31)	Previously filed as part of Post-Effective Amendment No. 8, as filed on October 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(32)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on May 8, 2012.
(33)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 2, 2012.
(34)	Previously filed as part of Post-Effective Amendment No. 4, as filed on September 17, 2012 (File No. 333-179431), to the Registration Statement on Form N-2 of the Company.
(35)	Previously filed as part of the Pre-Effective Amendment No. 1, as filed on October 17, 2006 (File No. 333-136918), to the Registration Statement on Form N-2 of the Company.
(36)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on December 17, 2012.
(37)	Previously filed as part of the Annual report on Form 10-K of the Company, as filed on February 27, 2014.
(38)	Previously filed as part of Post-Effective Amendment No. 4, as filed on July 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(39)	Previously filed as part of Post-Effective Amendment No. 5, as filed on July 14, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(40)	Previously filed as part of Post-Effective Amendment No. 6, as filed on August 11, 2014 (File No. 333-187447), to the Registration Statement on Form N-2 of the Company.
(41)	Previously filed as part of the Current Report on Form 8-K of the Company, as filed on August 14, 2014.
(42)	Previously filed as part of the Quarterly Report on Form 10-Q of the Company, as filed on November 6, 2014.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

Date: March 2, 2015	By:	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 2, 2015.

Signature	Title	Date

/S/ MANUEL A. HENRIQUEZ	Chairman of the Board, President and Chief	March 2, 2015
Manuel A. Henriquez	Executive Officer (principal executive officer)

/S/ JESSICA BARON	Vice President of Finance and Chief Financial	March 2, 2015
Jessica Baron	Officer (principal accounting officer)

/S/ ALLYN C. WOODWARD, JR	Director	March 2, 2015
Allyn C. Woodward, Jr.

/S/ ROBERT P. BADAVAS	Director	March 2, 2015
Robert P. Badavas

/S/ THOMAS FALLON	Director	March 2, 2015
Thomas Fallon

EXHIBIT INDEX

Exhibit Number	Descriptions

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Notice of Redemption of 7.00% Note due in 2019