Form 10-Q
period 2015-03-31
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2015-05-07
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

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

On May 4, 2015, there were 72,584,695 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	March 31, 2015	December 31, 2014
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,154,801 and $1,019,799, respectively)	$1,150,639	$1,012,738
Affiliate investments (cost of $16,007 and $15,538, respectively)	10,782	7,999
Total investments, at value (cost of $1,170,808 and $1,035,337, respectively)	1,161,421	1,020,737
Cash and cash equivalents	171,756	227,116
Restricted cash	21,949	12,660
Interest receivable	9,102	9,453
Other assets	22,860	29,257
Total assets	$1,387,088	$1,299,223

Liabilities
Accounts payable and accrued liabilities	$9,320	$14,101
Long-term Liabilities (Convertible Senior Notes)	17,375	17,345
2017 Asset-Backed Notes	4,203	16,049
2021 Asset-Backed Notes	129,300	129,300
2019 Notes	170,364	170,364
2024 Notes	103,000	103,000
Long-term SBA Debentures	190,200	190,200
Total liabilities	$623,762	$640,359

Net assets consist of:
Common stock, par value	73	65
Capital in excess of par value	760,034	657,233
Unrealized depreciation on investments	(11,462)	(17,076)
Accumulated realized gains on investments	17,391	14,079
Undistributed net investment income (Distributions in excess of net investment income)	(2,710)	4,563
Total net assets	$763,326	$658,864
Total liabilities and net assets	$1,387,088	$1,299,223

Shares of common stock outstanding ($0.001 par value, 100,000,000 authorized)	72,891	64,715
Net asset value per share	$10.47	$10.18

See notes to consolidated financial statements.

The following table presents the assets and liabilities of our consolidated securitization trusts for the asset-backed notes (see Note 4), which are variable interest entities (“VIE”). The assets of our securitization VIEs can only be used to settle obligations of our consolidated securitization VIEs, these liabilities are only the obligations of our consolidated securitization VIEs, and the creditors (or beneficial interest holders) do not have recourse to our general credit. These assets and liabilities are included in the Consolidated Statement of Assets and Liabilities above.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Assets
Restricted Cash	$21,949	$12,660
Total investments, at value (cost of $261,304 and $296,314, respectively)	262,394	291,464
Total assets	$284,343	$304,124

Liabilities
Asset-Backed Notes	$133,503	$145,349
Total liabilities	$133,503	$145,349

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
Investment income:
Interest income
Non-Control/Non-Affiliate investments	$30,459	$29,382
Affiliate investments	100	1,464
Total interest income	30,559	30,846
Fees
Non-Control/Non-Affiliate investments	1,934	4,913
Affiliate investments	1	11
Total fees	1,935	4,924
Total investment income	32,494	35,770
Operating expenses:
Interest	7,854	7,148
Loan fees	1,513	2,076
General and administrative	3,618	2,461
Employee Compensation:
Compensation and benefits	3,796	4,221
Stock-based compensation	2,719	1,560
Total employee compensation	6,515	5,781
Total operating expenses	19,500	17,466
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	(1)	—
Net investment income	12,993	18,304
Net realized gain on investments
Non-Control/Non-Affiliate investments	3,312	4,872
Total net realized gain on investments	3,312	4,872
Net increase in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	3,301	(1,038)
Affiliate investments	2,313	47
Total net unrealized appreciation (depreciation) on investments	5,614	(991)

Total net realized and unrealized gain (loss)	8,926	3,881
Net increase in net assets resulting from operations	$21,919	$22,185

Net investment income before investment gains and losses per common share:
Basic	$0.20	$0.30
Change in net assets per common share:
Basic	$0.33	$0.36
Diluted	$0.33	$0.35
Weighted average shares outstanding
Basic	63,783	60,870
Diluted	64,163	62,695
Dividends declared per common share:
Basic	$0.31	$0.31

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						net investment
						income/
				Unrealized	Accumulated	(Distributions	Provision for
			Capital in	Appreciation	Realized	in excess of	Income Taxes
	Common Stock		excess	(Depreciation)	Gains (Losses)	investment	on Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	income)	Gains	Assets
Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase (decrease) in net assets resulting from operations	—	—	—	(991)	4,872	18,304	—	22,185
Issuance of common stock due to stock option exercises	62	—	727	—	—	—	—	727
Retired shares from net issuance	(48)	—	(748)	—	—	—	—	(748)
Retired shares for restricted stock vesting	(120)	—	(1,724)	—	—	—	—	(1,724)
Issuance of common stock as stock dividend	29	—	440	—	—	—	—	440
Dividends distributed	—	—	—	—	—	(19,165)	—	(19,165)
Stock-based compensation	—	—	1,580	—	—	—	—	1,580
Balance at March 31, 2014	61,760	$62	$656,869	$2,607	$(10,368)	$4,474	$(342)	$653,302

Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	—	—	5,614	3,312	12,993	—	21,919
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Issuance of common stock due to stock option exercises	34	—	406	—	—	—	—	406
Retired shares from net issuance	(27)	—	(401)	—	—	—	—	(401)
Issuance of common stock under restricted stock plan	580	—	—	—	—	—	—	—
Retired shares for restricted stock vesting	(42)	—	(591)	—	—	—	—	(591)
Issuance of common stock as stock dividend	40	—	562	—	—	—	—	562
Dividends distributed	—	—	—	—	—	(20,266)	—	(20,266)
Stock-based compensation	—	—	2,741	—	—	—	—	2,741
Balance at March 31, 2015	72,891	$73	$760,034	$(11,462)	$17,391	$(2,368)	$(342)	$763,326

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Three Months Ended March 31,
Cash flows from operating activities:	2015	2014
Net increase in net assets resulting from operations	$21,919	$22,185
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(209,387)	(113,887)
Principal and fee payments received on investments	75,368	135,008
Proceeds from the sale of investments	7,001	7,598
Net unrealized depreciation (appreciation) on investments	(5,614)	991
Net realized gain on investments	(3,312)	(4,872)
Accretion of paid-in-kind principal	(665)	(659)
Accretion of loan discounts	(1,356)	(3,378)
Accretion of loan discount on Convertible Senior Notes	62	271
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	1	—
Payment of loan discount on Convertible Senior Notes	(2)	—
Accretion of loan exit fees	(2,767)	(2,411)
Change in deferred loan origination revenue	1,540	(457)
Unearned fees related to unfunded commitments	527	(125)
Amortization of debt fees and issuance costs	1,288	1,913
Depreciation	58	54
Stock-based compensation and amortization of restricted stock grants	2,741	1,579
Change in operating assets and liabilities:
Interest and fees receivable	351	786
Prepaid expenses and other assets	2,674	(3,401)
Accounts payable	(504)	(41)
Accrued liabilities	(3,978)	(5,307)
Net cash provided by (used in) operating activities	(114,055)	35,847

Cash flows from investing activities:
Purchases of capital equipment	(42)	(4)
Reduction of (investment in) restricted cash	(9,289)	1,487
Net cash provided by (used in) investing activities	(9,331)	1,483

Cash flows from financing activities:
Issuance of common stock, net	100,092	(135)
Issuance (retirement) of employee shares	(586)	(1,738)
Dividends paid	(19,704)	(18,725)
Repayments of 2017 Asset-Backed Notes	(11,846)	(25,775)
Repayments of Long-Term SBA Debentures	—	(34,800)
Cash Paid for redemption of Convertible Senior Notes	(30)	—
Fees paid for credit facilities and debentures	100	13
Net cash provided by (used in) financing activities	68,026	(81,160)
Net decrease in cash and cash equivalents	(55,360)	(43,830)
Cash and cash equivalents at beginning of period	227,116	268,368
Cash and cash equivalents at end of period	$171,756	$224,538

Supplemental non-cash investing and financing activities:
Dividends Reinvested	$562	$440
Paid-in-kind Principal	$1,356	$1,207

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Debt Investment
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc.(10)(12)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$11,680	$11,864	$11,981
SkyCross, Inc.(12)(13)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 9.70% or Floor rate of 12.95%	$22,000	21,551	17,775
Subtotal: 1-5 Years Maturity						33,415	29,756
Subtotal: Communications & Networking (3.90%)*						33,415	29,756
Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation)(11)(12)(13)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.50%	$4,869	4,798	4,944
	Consumer & Business Products	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$183	183	182
Total Antenna79 (p.k.a. Pong Research Corporation)					$5,052	4,981	5,126
Fluc, Inc.(8)	Consumer & Business Products	Convertible Senior Note	March 2017	Interest rate FIXED 4.00%	$100	100	100
IronPlanet, Inc.(12)	Consumer & Business Products	Senior Secured	November 2017	Interest rate PRIME + 6.20% or Floor rate of 9.45%	$37,500	36,911	36,911
The Neat Company(11)(12)(13)	Consumer & Business Products	Senior Secured	September 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, PIK Interest 1.00%	$20,111	19,624	19,536
Subtotal: 1-5 Years Maturity						61,616	61,673
Subtotal: Consumer & Business Products (8.08%)*						61,616	61,673
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc.(9)(10)(12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%	$25,000	25,020	25,261
Agile Therapeutics, Inc(12)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$16,500	15,904	15,904
BIND Therapeutics, Inc.(12)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 5.10% or Floor rate of 8.35%	$15,000	14,787	14,051
BioQuiddity Incorporated(12)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$7,500	7,490	7,490
Celator Pharmaceuticals, Inc.(10)(12)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$15,000	14,846	14,886
Celsion Corporation(10)(12)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$9,122	9,071	9,243
Dance Biopharm, Inc.(12)(13)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%	$3,616	3,610	3,614
Edge Therapeutics, Inc.(12)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 5.95% or Floor rate of 10.45%	$6,000	5,894	5,820
Egalet Corporation(12)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%	$15,000	14,764	14,764
Neos Therapeutics, Inc.(12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$10,000	9,847	9,947
	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 9.00%	$10,000	10,000	9,874
Total Neos Therapeutics, Inc.					$20,000	19,847	19,821
Zosano Pharma, Inc.(10)(12)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 6.80% or Floor rate of 12.05%	$3,652	3,580	3,601
Subtotal: 1-5 Years Maturity						134,813	134,455
Subtotal: Drug Delivery (17.61%)*						134,813	134,455

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Drug Discovery & Development
Under 1 Year Maturity
Aveo Pharmaceuticals, Inc.(9)(10)(12)(13)	Drug Discovery & Development	Senior Secured	December 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$8,854	$8,854	$8,854
Concert Pharmaceuticals, Inc.(10)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$5,086	5,070	5,070
Insmed, Incorporated(10)(12)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%	$25,000	24,958	24,958
Subtotal: Under 1 Year Maturity						38,882	38,882
1-5 Years Maturity
ADMA Biologics, Inc.(10)(11)(12)	Drug Discovery & Development	Senior Secured	December 2017	Interest rate PRIME + 3.00% or Floor rate of 8.75%, PIK Interest 1.95%	$15,225	15,011	15,236
Aveo Pharmaceuticals, Inc.(9)(10)(12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 6.65% or Floor rate of 11.90%	$10,000	9,846	9,915
Celladon Corporation(12)(13)	Drug Discovery & Development	Senior Secured	February 2018	Interest rate PRIME + 5.00% or Floor rate of 8.25%	$10,000	10,106	10,101
Cempra, Inc.(10)(12)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 6.30% or Floor rate of 9.55%	$18,000	18,035	18,215
Cerecor Inc.(12)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$7,500	7,411	7,387
Cerulean Pharma Inc.(12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 4.05% or Floor rate of 7.30%	$15,000	14,718	14,718
Cleveland BioLabs, Inc.(12)(13)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate LIBOR + 6.20% or Floor rate of 10.45%	$1,702	1,956	1,917
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)(10)(12)	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$8,117	8,638	8,618
	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,030	4,110	4,093
	Drug Discovery & Development	Senior Secured	October 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$4,030	4,110	4,093
Total CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.)					$16,177	16,858	16,804
Dynavax Technologies(9)(12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$10,000	9,983	9,983
Epirus Biopharmaceuticals, Inc.(12)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%	$7,500	7,345	7,464
Genocea Biosciences, Inc.(10)(12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 4.00% or Floor rate of 7.25%	$12,000	11,881	11,881
Melinta Therapeutics(12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 8.25%	$20,000	19,429	19,429
Neothetics, Inc. (p.k.a. Lithera, Inc)(12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$10,000	9,806	9,829
Merrimack Pharmaceuticals, Inc.(12)	Drug Discovery & Development	Senior Secured	November 2018	Interest rate PRIME + 7.30% or Floor rate of 10.55%	$40,000	40,515	40,515
Neuralstem, Inc.(12)(13)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$9,489	9,389	9,389
uniQure B.V. (4)(9)(10)(12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%	$20,000	19,878	20,240
XOMA Corporation(9)(12)(13)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%	$20,000	19,536	19,536
Subtotal: 1-5 Years Maturity						241,703	242,559
Subtotal: Drug Discovery & Development (36.87%)*						280,585	281,441
Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc.(7)(11)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate LIBOR + 8.75% or Floor rate of 12.00%, PIK Interest 4.00%	$267	180	—
Subtotal: 1-5 Years Maturity						180	—
Subtotal: Electronics & Computer Hardware (0.00%)*						180	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Energy Technology
Under 1 Year Maturity
Fluidic, Inc.(10)(12)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%	$2,981	$3,081	$3,081
Stion Corporation(5)(12)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$3,462	3,462	1,600
TAS Energy, Inc.(10)(12)	Energy Technology	Senior Secured	December 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$6,149	6,242	6,242
Subtotal: Under 1 Year Maturity						12,785	10,923
1-5 Years Maturity
Agrivida, Inc.(12)(13)	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$4,921	5,016	4,969
American Superconductor Corporation(10)(12)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%	$6,667	6,964	6,843
	Energy Technology	Senior Secured	March 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$1,500	1,460	1,446
Total American Superconductor Corporation					$8,167	8,424	8,289
Amyris, Inc.(9)(12)	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%	$25,000	25,000	25,458
	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,000	5,000	5,092
Total Amyris, Inc.					$30,000	30,000	30,550
Modumetal, Inc.(12)	Energy Technology	Senior Secured	March 2017	Interest rate PRIME + 10.45% or Floor rate of 13.70%	$2,708	2,760	2,744
Polyera Corporation(12)(13)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$3,080	3,272	3,258
	Energy Technology	Senior Secured	April 2018	Interest rate PRIME + 6.70% or Floor rate of 9.95%	$3,000	2,904	2,904
Total Polyera Corporation					$6,080	6,176	6,162
Sungevity Development, LLC	Energy Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate 6.95%	$25,000	23,963	23,963
	Energy Technology	Senior Secured	April 2016	Interest rate PRIME + 3.70% or Floor rate 6.95%	$16,017	16,017	16,017
Total Sungevity Development, LLC					$41,017	39,980	39,980
Subtotal: 1-5 Years Maturity						92,356	92,694
Subtotal: Energy Technology (13.57%)*						105,141	103,617
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation(12)(13)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 6.10% or Floor rate of 9.35%	$2,500	2,427	2,446
InstaMed Communications, LLC(12)(13)	Healthcare Services, Other	Senior Secured	March 2018	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$5,000	5,061	5,011
Subtotal: 1-5 Years Maturity						7,488	7,457
Subtotal: Healthcare Services, Other (0.98%)*						7,488	7,457
Information Services
Under 1 Year Maturity
Eccentex Corporation(10)(12)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$84	99	99
Subtotal: Under 1 Year Maturity						99	99
1-5 Years Maturity
INMOBI Inc.(4)(9)(11)(12)	Information Services	Senior Secured	December 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$14,612	14,612	14,612
	Information Services	Senior Secured	December 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%, PIK Interest 2.50%	$15,107	15,003	15,003
Total INMOBI Inc.					$29,719	29,615	29,615
InXpo, Inc.(12)(13)	Information Services	Senior Secured	October 2016	Interest rate PRIME + 7.75% or Floor rate of 10.75%	$1,800	1,828	1,819
Subtotal: 1-5 Years Maturity						31,443	31,434
Subtotal: Information Services (4.13%)*						31,542	31,533

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Internet Consumer & Business Services
Under 1 Year Maturity
Education Dynamics, LLC(11)(13)	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate LIBOR + 12.50% or Floor rate of 12.50%, PIK Interest 1.50%	$20,642	$20,629	$20,629
Gazelle, Inc.(11)(13)	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$407	407	407
NetPlenish(7)(8)(13)	Internet Consumer & Business Services	Convertible Senior Note	April 2015	Interest rate FIXED 10.00%	$65	65	—
	Internet Consumer & Business Services	Senior Secured	September 2015	Interest rate FIXED 10.00%	$381	373	—
Total NetPlenish					$446	438	—
Tectura Corporation(7)(11)(14)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	144
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	1,276
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,468	1,652
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$9,070	9,070	2,317
Total Tectura Corporation					$21,101	21,101	5,389
Subtotal: Under 1 Year Maturity						42,575	26,425
1-5 Years Maturity
Gazelle, Inc.(11)(13)	Internet Consumer & Business Services	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$13,797	13,551	13,643
Just Fabulous, Inc.(10)(12)	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$15,000	14,638	14,938
Lightspeed POS, Inc. (4)(9)(10)	Internet Consumer & Business Services	Senior Secured	May 2018	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$2,000	1,987	2,000
Reply! Inc.(7)(11)(12)	Internet Consumer & Business Services	Senior Secured	March 2019	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$6,321	5,952	3,212
	Internet Consumer & Business Services	Senior Secured	March 2019	PIK Interest 2.00%	$6,321	6,321	3,411
Total Reply! Inc.					$12,642	12,273	6,623
Tapjoy, Inc.(12)	Internet Consumer & Business Services	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$20,000	19,496	19,415
WaveMarket, Inc.(12)	Internet Consumer & Business Services	Senior Secured	March 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$268	271	277
Subtotal: 1-5 Years Maturity						62,216	56,896
Subtotal: Internet Consumer & Business Services (10.92%)*						104,791	83,321
Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc.(10)(11)	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,060	5,060	5,060
	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 3.75%	$2,024	1,998	1,998
Total Zoom Media Group, Inc.					$7,084	7,058	7,058
Subtotal: Under 1 Year Maturity						7,058	7,058
1-5 Years Maturity
Rhapsody International, Inc.(10)(11)(13)	Media/Content/Info	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 9.00%, PIK interest of 1.50%	$20,281	19,882	19,699
Subtotal: 1-5 Years Maturity						19,882	19,699
Subtotal: Media/Content/Info (3.51%)*						26,940	26,757

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Medical Devices & Equipment
Under 1 Year Maturity
Home Dialysis Plus, Inc.(10)(12)	Medical Devices & Equipment	Senior Secured	September 2015	Interest rate FIXED 8.00%	$500	$500	$500
Medrobotics Corporation(12)(13)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%	$2,175	2,287	2,287
Subtotal: Under 1 Year Maturity						2,787	2,787
1-5 Years Maturity
Amedica Corporation(8)(12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%	$20,000	19,912	20,153
Aspire Bariatrics, Inc.(12)(13)	Medical Devices & Equipment	Senior Secured	April 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$4,000	3,590	3,590
Avedro, Inc.(12)(13)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%	$12,500	12,096	11,998
Flowonix Medical Incorporated(12)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 5.25% or Floor rate of 10.00%	$15,000	14,768	14,768
Gamma Medica, Inc.(10)(12)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$4,000	3,907	3,885
Home Dialysis Plus, Inc.(10)(12)	Medical Devices & Equipment	Senior Secured	October 2017	Interest rate PRIME + 6.35% or Floor rate of 9.60%	$15,000	14,829	14,693
InspireMD, Inc.(4)(9)(12)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$7,901	8,065	8,029
nContact Surgical, Inc(12)(13)	Medical Devices & Equipment	Senior Secured	November 2018	Interest rate PRIME + 9.25% or Floor rate of 9.25%	$10,000	9,783	9,783
Quanterix Corporation(10)(12)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%	$10,000	9,829	9,873
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)(10)(12)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$875	1,231	1,171
SynergEyes, Inc.(12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$5,000	5,087	5,056
ViewRay, Inc.(11)(13)	Medical Devices & Equipment	Senior Secured	June 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 1.50%	$13,949	13,701	13,790
Subtotal: 1-5 Years Maturity						116,798	116,789
Subtotal: Medical Devices & Equipment (15.67%)*						119,585	119,576
Semiconductors
1-5 Years Maturity
Avnera Corporation(10)(12)	Semiconductors	Senior Secured	April 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%	$5,000	5,004	5,016
Subtotal: 1-5 Years Maturity						5,004	5,016
Subtotal: Semiconductors (0.66%)*						5,004	5,016

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Software
Under 1 Year Maturity
CareCloud Corporation(12)(13)	Software	Senior Secured	July 2015	Interest rate PRIME + 1.40% or Floor rate of 4.65%	$3,000	$3,000	$3,000
Clickfox, Inc.(12)(13)	Software	Senior Secured	July 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	2,000	2,000
	Software	Senior Secured	August 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$3,000	2,991	2,991
Total Clickfox, Inc.					$5,000	4,991	4,991
Mobile Posse, Inc.(12)(13)	Software	Senior Secured	June 2015	Interest rate PRIME + 2.00% or Floor rate of 5.25%	$1,000	1,000	1,000
Subtotal: Under 1 Year Maturity						8,991	8,991
1-5 Years Maturity
CareCloud Corporation(12)(13)	Software	Senior Secured	December 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$208	208	206
	Software	Senior Secured	July 2017	Interest rate PRIME + 5.50% or Floor rate of 8.75%	$10,000	9,885	9,809
	Software	Senior Secured	January 2018	Interest rate PRIME + 1.70% or Floor rate of 4.95%	$3,000	2,950	2,906
Total CareCloud Corporation					$13,208	13,043	12,921
Clickfox, Inc.(12)(13)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%	$6,000	5,889	5,680
Druva, Inc.(12)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%	$9,000	8,894	8,894
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.) (11)(12)(13)	Software	Senior Secured	October 2016	Interest rate PRIME + 8.25% or Floor rate of 11.50%, PIK Interest 6.50%	$1,356	1,353	1,394
	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%, PIK Interest 6.50%	$11,255	11,330	11,555
Total JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.)					$12,611	12,683	12,949
Message Systems, Inc.(13)	Software	Senior Secured	February 2017	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$1,118	1,118	1,118
	Software	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$17,500	16,996	16,996
Total Message Systems, Inc.					$18,618	18,114	18,114
Mobile Posse, Inc.(12)(13)	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%	$2,615	2,632	2,658
Neos Geosolutions, Inc.(12)(13)	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%	$1,947	2,084	2,072
Poplicus, Inc.(12)(13)	Software	Senior Secured	June 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$1,500	1,514	1,502
Soasta, Inc.(12)(13)	Software	Senior Secured	February 2018	Interest rate PRIME + 2.25% or Floor rate of 5.50%	$3,500	3,372	3,311
	Software	Senior Secured	February 2018	Interest rate PRIME + 4.75% or Floor rate of 8.00%	$15,000	14,446	14,446
Total Soasta, Inc.					$18,500	17,818	17,757
Sonian, Inc.(12)(13)	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$5,029	5,006	5,000
StrongView Systems, Inc.(11)(12)	Software	Senior Secured	December 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%, PIK Interest 3.00%	$10,074	9,861	9,861
Touchcommerce, Inc.(12)(13)	Software	Senior Secured	August 2016	Interest rate PRIME + 2.25% or Floor Rate of 6.50%	$4,811	4,811	4,703
	Software	Senior Secured	February 2018	Interest rate PRIME + 6.00% or Floor Rate of 10.25%	$7,000	6,723	6,793
Total Touchcommerce, Inc.					$11,811	11,534	11,496
Subtotal: 1-5 Years Maturity						109,072	108,904
Subtotal: Software (15.44%)*						118,063	117,895

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost(2)	Value(3)
Specialty Pharmaceuticals
Under 1 Year Maturity
Cranford Pharmaceuticals, LLC(10)(11)(12)(13)	Specialty Pharmaceuticals	Senior Secured	August 2015	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$2,000	$2,000	$2,000
Subtotal: Under 1 Year Maturity						2,000	2,000
1-5 Years Maturity
Alimera Sciences, Inc.(10)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,225	33,856
Cranford Pharmaceuticals, LLC(10)(11)(12)(13)	Specialty Pharmaceuticals	Senior Secured	February 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest 1.35%	$14,101	14,125	14,206
Subtotal: 1-5 Years Maturity						48,350	48,062
Subtotal: Specialty Pharmaceuticals (6.56%)*						50,350	50,062
Surgical Devices
Under 1 Year Maturity
Transmedics, Inc.(10)(12)	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$5,519	5,473	5,473
Subtotal: Under 1 Year Maturity						5,473	5,473
Subtotal: Surgical Devices (0.72%)*						5,473	5,473
Total Debt Investments (138.61%)*						1,084,986	1,058,032

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (13)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$535
Subtotal: Biotechnology Tools (0.07%)*					500	535
Communications & Networking
GlowPoint, Inc.(3)	Communications & Networking	Equity	Common Stock	114,192	102	104
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	6,247
Subtotal: Communications & Networking (0.83%)*					1,102	6,351
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	3
	Consumer & Business Products	Equity	Common Stock	480,261	—	237
Total Market Force Information, Inc.				668,231	500	240
Subtotal: Consumer & Business Products (0.03%)*					500	240
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	643
Subtotal: Diagnostic (0.08%)*					750	643
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Equity	Common Stock	54,240	108	209
Merrion Pharmaceuticals, Plc (3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc.	Drug Delivery	Equity	Preferred Series C	300,000	1,500	1,856
Subtotal: Drug Delivery (0.27%)*					1,617	2,065
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Equity	Common Stock	167,864	842	243
Cerecor Inc.	Drug Discovery & Development	Equity	Preferred Series B	3,334,445	1,000	762
Cerulean Pharma Inc. (3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	1,222
Dicerna Pharmaceuticals, Inc. (3) (13)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	3,433
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	1,790
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	2,650
Inotek Pharmaceuticals Corporation (3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	20
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,322
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	31,580	1,744	977
Subtotal: Drug Discovery & Development (1.63%)*					11,086	12,419
Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	57
Subtotal: Electronics & Computer Hardware (0.01%)*					34	57
Energy Technology
Glori Energy, Inc. (3)	Energy Technology	Equity	Common Stock	18,208	165	39
SCIEnergy, Inc.	Energy Technology	Equity	Preferred Series 1	385,000	761	24
Subtotal: Energy Technology (0.01%)*					926	63
Information Services
Good Technology Corporation (p.k.a. Visto Corporation) (13)	Information Services	Equity	Common Stock	500,000	603	646
Subtotal: Information Services (0.08%)*					603	646
Internet Consumer & Business Services
Blurb, Inc. (13)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	279
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	23,003	250	274
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	402
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	252
Total Oportun (p.k.a. Progress Financial)				306,153	500	654
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	30
Taptera, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	454,545	150	176
Subtotal: Internet Consumer & Business Services (0.19%)*					1,183	1,413

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	$1,500	$1,794
Gelesis, Inc. (5)(13)	Medical Devices & Equipment	Equity	Preferred Series A-1	674,208	425	785
	Medical Devices & Equipment	Equity	Preferred Series A-2	675,676	500	737
	Medical Devices & Equipment	Equity	Common Stock	698,862	—	714
Total Gelesis, Inc.				2,048,746	925	2,236
Medrobotics Corporation (13)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	162
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	173
Total Medrobotics Corporation				210,769	405	335
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp.(5)(13)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	539
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	162
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	5,789
Total Optiscan Biomedical, Corp.				63,216,799	8,912	6,490
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	429
Subtotal: Medical Devices & Equipment (1.48%)*					13,242	11,284
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	2,045
Atrenta, Inc.	Software	Equity	Preferred Series D	635,513	508	1,231
Total Atrenta, Inc.				1,832,358	1,494	3,276
Box, Inc. (3) (13)	Software	Equity	Common Stock	1,464,747	5,818	28,930
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	81
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	564
	Software	Equity	Preferred Series E	80,587	131	146
Total ForeScout Technologies, Inc.				399,686	529	710
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	343
WildTangent, Inc. (13)	Software	Equity	Preferred Series 3	100,000	402	237
Subtotal: Software (4.40%)*					8,601	33,577
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc. (13)	Surgical Devices	Equity	Preferred Series B	219,298	250	104
	Surgical Devices	Equity	Preferred Series C	656,538	282	199
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	1,090
Total Gynesonics, Inc.				2,866,993	1,244	1,393
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	402
	Surgical Devices	Equity	Preferred Series C	119,999	300	234
	Surgical Devices	Equity	Preferred Series D	260,000	650	1,129
Total Transmedics, Inc.				468,960	2,050	1,765
Subtotal: Surgical Devices (0.41%)*					3,294	3,158
Total: Equity Investments (9.49%)*					44,188	72,451

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (13)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$425
Subtotal: Biotechnology Tools (0.06%)*					323	425
Communications & Networking
Intelepeer, Inc. (13)	Communications & Networking	Warrant	Preferred Series C	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	68
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	717
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	212
SkyCross, Inc. (13)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	258
Subtotal: Communications & Networking (0.16%)*					1,271	1,255
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (13)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	36
Intelligent Beauty, Inc. (13)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	284
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	1,140
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A-1	150,212	24	8
The Neat Company (13)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	366	356
Subtotal: Consumer & Business Products (0.24%)*					1,924	1,824
Diagnostic
Navidea Biopharmaceuticals, Inc. (p.k.a. Neoprobe)) (3)(13)	Diagnostic	Warrant	Common Stock	333,333	244	28
Subtotal: Diagnostic (0.00%)*					244	28
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Warrant	Common Stock	176,730	786	209
Agile Therapeutics, Inc (3)	Drug Delivery	Warrant	Common Stock	180,274	730	686
Alexza Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	37,639	645	—
BIND Therapeutics, Inc. (3)(13)	Drug Delivery	Warrant	Common Stock	152,586	488	71
BioQuiddity Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	1
Celator Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	210,675	138	135
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	133
Dance Biopharm, Inc. (13)	Drug Delivery	Warrant	Preferred Series A	97,701	74	149
Edge Therapeutics, Inc.	Drug Delivery	Warrant	Preferred Series C-1	107,526	390	258
Egalet Corporation (3)	Drug Delivery	Warrant	Common Stock	113,421	130	735
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,316
Neos Therapeutics, Inc. (13)	Drug Delivery	Warrant	Preferred Series C	170,000	285	325
Revance Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	53,511	557	88
Zosano Pharma, Inc. (3)	Drug Delivery	Warrant	Common Stock	31,674	164	99
Subtotal: Drug Delivery (0.55%)*					5,410	4,205

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$278
Anthera Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	—
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	462
Cerecor Inc.	Drug Discovery & Development	Warrant	Preferred Series B	625,208	70	30
Cerulean Pharma Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	137,521	357	569
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	3
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	198
Coronado Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	85
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	353
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	389
Horizon Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	3,735	52	27
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,151,936	603	548
Nanotherapeutics, Inc. (13)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	1,488
Neothetics, Inc. (p.k.a. Lithera, Inc) (3)(13)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	133
Neuralstem, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	44
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	5,121	87	5
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	389
XOMA Corporation (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	272
Subtotal: Drug Discovery & Development (0.69%)*					5,994	5,273
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	9
Subtotal: Electronics & Computer Hardware (0.00%)*					12	9
Energy Technology
Agrivida, Inc. (13)	Energy Technology	Warrant	Preferred Series D	471,327	120	203
Alphabet Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series A	86,329	81	181
American Superconductor Corporation (3)	Energy Technology	Warrant	Common Stock	58,823	39	69
Brightsource Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series 1	175,000	780	185
Calera, Inc. (13)	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (13)	Energy Technology	Warrant	Preferred Series B	437,500	308	314
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series D	61,804	102	44
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	274	186
GreatPoint Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (13)	Energy Technology	Warrant	Preferred Series C	311,609	337	534
SCIEnergy, Inc.	Energy Technology	Warrant	Common Stock	530,811	181	—
	Energy Technology	Warrant	Preferred Series 1	145,811	50	—
Total SCIEnergy, Inc.				676,622	231	—
Scifiniti (p.k.a. Integrated Photovoltaics, Inc.) (13)	Energy Technology	Warrant	Preferred Series A-1	390,000	82	70
Solexel, Inc. (13)	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	673
Stion Corporation (5)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity Development, LLC	Energy Technology	Warrant	Preferred Series C	32,472,222	903	903
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series AA	428,571	299	—
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	160	273	201
Trilliant, Inc. (13)	Energy Technology	Warrant	Preferred Series A	320,000	162	40
Subtotal: Energy Technology (0.47%)*					7,592	3,603
Healthcare Services, Other
Chromadex Corporation (3)(13)	Healthcare Services, Other	Warrant	Common Stock	419,020	156	200
Subtotal: Healthcare Services, Other (0.03%)*					156	200

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Information Services
Cha Cha Search, Inc. (13)	Information Services	Warrant	Preferred Series G	48,232	$58	$4
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	46,874	82	30
InXpo, Inc. (13)	Information Services	Warrant	Preferred Series C	648,400	98	14
	Information Services	Warrant	Preferred Series C-1	740,832	59	17
Total InXpo, Inc.				1,389,232	157	31
RichRelevance, Inc. (13)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.01%)*					395	65
Internet Consumer & Business Services
Blurb, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series B	218,684	299	77
	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	183
Total Blurb, Inc.				452,964	935	260
CashStar, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	108
Gazelle, Inc.(13)	Internet Consumer & Business Services	Warrant	Preferred Series A-1	991,288	158	85
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,101	1,600
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	24,561	20	68
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	155
Prism Education Group, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
Reply! Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	137,225	320	—
ShareThis, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	262
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	102
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.35%)*					3,699	2,640
Media/Content/Info
Rhapsody International, Inc. (13)	Media/Content/Info	Warrant	Common Stock	715,755	384	393
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	262
Subtotal: Media/Content/Info (0.09%)*					732	655
Medical Devices & Equipment
Amedica Corporation (3) (13)	Medical Devices & Equipment	Warrant	Common Stock	516,129	459	—
Avedro, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series D	1,308,451	401	592
Aspire Bariatrics, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series D	335,000	419	426
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	110,947	203	428
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	357,500	170	183
Gelesis, Inc.(5)(13)	Medical Devices & Equipment	Warrant	Preferred Series A-1	263,688	78	178
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	585
InspireMD, Inc. (3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	4
Medrobotics Corporation (13)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	213
MELA Sciences, Inc. (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	14
nContact Surgical, Inc (13)	Medical Devices & Equipment	Warrant	Preferred Series D-1	201,439	266	620
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	56
NinePoint Medical, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	262
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp. (5)(13)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	278
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	676	132
Total Oraya Therapeutics, Inc.				1,633,038	742	132
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	115,618	156	138
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
ViewRay, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series C	43,103	333	316
Subtotal: Medical Devices & Equipment (0.58%)*					6,794	4,425

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Semiconductors
Achronix Semiconductor Corporation	Semiconductors	Warrant	Preferred Series C	360,000	$160	$23
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	3
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	102,958	14	34
Subtotal: Semiconductors (0.01%)*					178	60
Software
Atrenta, Inc.	Software	Warrant	Preferred Series D	392,670	120	432
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (13)	Software	Warrant	Preferred Series B	413,433	258	452
Clickfox, Inc. (13)	Software	Warrant	Preferred Series B	1,038,563	330	990
	Software	Warrant	Preferred Series C	592,019	730	676
	Software	Warrant	Preferred Series C-A	46,109	13	44
Total Clickfox, Inc.				1,676,691	1,073	1,710
Daegis Inc. (p.k.a. Unify Corporation) (3) (13)	Software	Warrant	Common Stock	718,860	1,434	3
Hillcrest Laboratories, Inc. (13)	Software	Warrant	Preferred Series E	1,865,650	55	123
JumpStart Games, Inc. (p.k.a. Knowledge Holdings, Inc.) (13)	Software	Warrant	Preferred Series E	614,333	16	8
Message Systems, Inc. (13)	Software	Warrant	Preferred Series B	408,011	334	330
Mobile Posse, Inc. (13)	Software	Warrant	Preferred Series C	396,430	130	58
Neos Geosolutions, Inc. (13)	Software	Warrant	Preferred Series 3	221,150	22	—
NewVoiceMedia Limited (4)(9)	Software	Warrant	Preferred Series E	225,586	33	71
Poplicus Incorporated (13)	Software	Warrant	Preferred Series B-1	2,595,230	—	87
Soasta, Inc. (13)	Software	Warrant	Preferred Series E	410,800	691	717
Sonian, Inc. (13)	Software	Warrant	Preferred Series C	185,949	106	65
StrongView Systems, Inc.	Software	Warrant	Preferred Series C	551,470	168	227
SugarSync, Inc. (13)	Software	Warrant	Preferred Series CC	332,726	78	102
	Software	Warrant	Preferred Series DD	107,526	34	34
Total SugarSync, Inc.				440,252	112	136
Touchcommerce, Inc. (13)	Software	Warrant	Preferred Series E	1,885,930	361	282
White Sky, Inc. (13)	Software	Warrant	Preferred Series B-2	124,295	54	6
Subtotal: Software (0.62%)*					5,155	4,707
Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	285,016	729	521
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.17%)*					1,036	521

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment(1)	Series	Shares	Cost(2)	Value(3)
Surgical Devices
Gynesonics, Inc. (13)	Surgical Devices	Warrant	Preferred Series C	180,480	$75	$50
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	585
Total Gynesonics, Inc.				1,756,445	395	635
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	224	4
	Surgical Devices	Warrant	Preferred Series D	175,000	100	404
Total Transmedics, Inc.				215,436	324	408
Subtotal: Surgical Devices (0.14%)*					719	1,043
Total Warrant Investments (4.05%)*					41,634	30,938
Total Investments (152.15%)*					$1,170,808	$1,161,421

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $50.4 million, $60.9 million and $10.5 million respectively. The tax cost of investments is $1.2 billion.

(3)

Except for warrants in 33 publicly traded companies and common stock in 14 publicly traded companies, all investments are restricted at March 31, 2015 and were valued at fair value as determined in good faith by the Audit Committee of the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(6)

Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company or has greater than 50% representation on its board. There were no control investments at March 31, 2015.

(7)	Debt is on non-accrual status at March 31, 2015, and is therefore considered non-income producing.
(8)	Denotes that all or a portion of the debt investment is convertible senior debt.
(9)

Indicates assets that the Company deems not “qualifying assets” under section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitizations (as defined in Note 4).
(11)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or payment-in-kind, interest and is net of repayments.
(12)	Denotes that all or a portion of the debt investment includes an exit fee receivable.
(13)	Denotes that all or a portion of the investment in this portfolio company is held by HT II or HT III, the Company’s wholly-owned SBIC subsidiaries.
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

(10)	Denotes that all or a portion of the debt investment secures the notes offered in the Debt Securitizations (as defined in Note 4).
(11)	Denotes that all or a portion of the debt investment principal includes accumulated PIK, or payment-in-kind, interest and is net of repayments.
(12)	Denotes that all or a portion of the debt investment includes an exit fee receivable.
(13)	Denotes that all or a portion of the investment in this portfolio company is held by HT II or HT III, the Company’s wholly-owned SBIC subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related industries, including technology, biotechnology, life science, and energy and renewables technology at all stages of development. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, McLean, VA and Radnor, PA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $154.9 million and $319.2 million in assets, respectively, and they accounted for approximately 8.9% and 18.4% of the Company’s total assets, respectively, prior to consolidation at March 31, 2015.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization VIEs. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2014. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation.

Valuation of Investments

At March 31, 2015, 83.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

(3) the Audit Committee of the Board of Directors reviews the preliminary valuation of the investments in the portfolio as provided by the investment committee, which incorporates the results of the independent valuation firm as appropriate; and

(4) the Board of Directors, upon the recommendation of the Audit Committee, discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of, where applicable, the respective independent valuation firm and the investment committee.

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

In accordance with ASU 2011-04, the following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of March 31, 2015 (unaudited) and December 31, 2014. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$113,110	Originated Within 6 Months	Origination Yield	10.34% - 15.43%	12.69%
	290,713	Market Comparable Companies	Hypothetical Market Yield	9.83% - 16.70%	12.76%
			Premium/(Discount)	(0.50%) - 1.00%
Technology	113,378	Originated Within 6 Months	Origination Yield	6.15% - 16.82%	14.38%
	168,727	Market Comparable Companies	Hypothetical Market Yield	6.77% - 18.01%	13.90%
			Premium/(Discount)	0.00% - 1.00%
	24,398	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Medical Devices	28,140	Originated Within 6 Months	Origination Yield	12.14% - 21.03%	14.00%
	102,363	Market Comparable Companies	Hypothetical Market Yield	11.29% - 21.87%	14.34%
			Premium/(Discount)	0.00% - 0.50%
Energy Technology	42,884	Originated Within 6 Months	Origination Yield	7.16% - 15.05%	12.04%
	51,881	Market Comparable Companies	Hypothetical Market Yield	13.33% - 23.41%	15.93%
			Premium/(Discount)	0.00 - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	19,699	Market Comparable Companies	Hypothetical Market Yield	13.59%	13.59%
			Premium/(Discount)	1.00%
	5,390	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Cost
	—	Imminent Payoffs (d)
	95,749	Debt Investments Maturing in Less than One Year
	$1,058,032	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, Diagnostic and Biotechnology Tools industries in the Consolidated Schedule of Investments.

•

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Consumer and Business Products, Information Services, and Communications and Networking industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.
•	Energy Technology, above, aligns with the Energy Technology Industry in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable inputs used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$117,229	Originated Within 6 Months	Origination Yield	10.34% - 16.52%	11.76%
	237,595	Market Comparable Companies	Hypothetical Market Yield	9.75% - 17.73%	10.62%
			Premium/(Discount)	(0.50%) - 1.00%
Medical Devices	60,332	Originated Within 6 Months	Origination Yield	12.14% - 16.56%	13.69%
	60,658	Market Comparable Companies	Hypothetical Market Yield	11.64% - 22.22%	12.19%
			Premium/(Discount)	0.00% - 1.00%
	12,970	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Technology	152,645	Originated Within 6 Months	Origination Yield	10.54% - 20.02%	14.08%
	80,835	Market Comparable Companies	Hypothetical Market Yield	6.95% - 15.50%	13.01%
			Premium/(Discount)	0.00% - 0.50%
	27,159	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 90.00%
Energy Technology	4,437	Originated Within 6 Months	Origination Yield	13.85% - 21.57%	19.00%
	52,949	Market Comparable Companies	Hypothetical Market Yield	13.20% - 16.62%	15.41%
			Premium/(Discount)	0.00% - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	2,962	Originated Within 6 Months	Origination Yield	14.04%	14.04%
	59,254	Market Comparable Companies	Hypothetical Market Yield	11.91% - 15.33%	13.98%
			Premium/(Discount)	0.00% - 0.50%
	4,096	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Cost
	9,318	Imminent Payoffs (d)
	39,867	Debt Investments Maturing in Less than One Year
	$923,906	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, Diagnostic and Biotechnology Tools industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.
•

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Consumer and Business Products, Information Services, and Communications and Networking industries in the Consolidated Schedule of Investments.

•	Energy Technology, above, aligns with the Energy Technology Industry in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable inputs used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,500	Market Comparable Companies	EBITDA Multiple (b)	4.5x - 21.6x	8.8x
			Revenue Multiple (b)	0.8x - 3.8x	2.6x
			Discount for Lack of Marketability (c)	6.11% - 30.04%	15.93%
			Average Industry Volatility (d)	32.52% - 94.47%	66.80%
			Risk-Free Interest Rate	0.17% - 0.85%	0.24%
			Estimated Time to Exit (in months)	8 - 35	11
	18,956	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.95% - 87.97%	66.97%
			Risk-Free Interest Rate	0.23% - 1.32%	0.61%
			Estimated Time to Exit (in months)	11 - 41	20
Warrant Investments	10,760	Market Comparable Companies	EBITDA Multiple (b)	5.7x - 81.9x	20.6x
			Revenue Multiple (b)	0.3x - 14.2x	4.0x
			Discount for Lack of Marketability (c)	12.85% - 36.52%	22.77%
			Average Industry Volatility (d)	43.78% - 75.78%	57.20%
			Risk-Free Interest Rate	0.17% - 1.10%	0.49%
			Estimated Time to Exit (in months)	8 - 47	21
	13,975	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.95% - 105.34%	68.29%
			Risk-Free Interest Rate	0.17% - 2.95%	0.78%
			Estimated Time to Exit (in months)	8 - 50	26
Total Level Three Warrant and Equity Investments	$56,191

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,249	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 23.4x	8.5x
			Revenue Multiple (b)	0.9x - 3.6x	2.6x
			Discount for Lack of Marketability (c)	5.67% - 35.45%	15.95%
			Average Industry Volatility (d)	48.10% - 95.18%	62.78%
			Risk-Free Interest Rate	0.22% - 0.83%	0.24%
			Estimated Time to Exit (in months)	10 - 28	11
	46,686	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	38.95% - 84.30%	55.0%
			Risk-Free Interest Rate	0.10% - 1.32%	0.2%
			Estimated Time to Exit (in months)	6 - 43	10
Warrant Investments	9,725	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 98.9x	16.6x
			Revenue Multiple (b)	0.3x - 15.7x	4.3x
			Discount for Lack of Marketability (c)	12.12% - 35.50%	22.1%
			Average Industry Volatility (d)	37.70% - 108.86%	67.2%
			Risk-Free Interest Rate	0.22% - 1.34%	0.8%
			Estimated Time to Exit (in months)	10 - 47	27
	12,198	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	32.85% - 99.81%	67.6%
			Risk-Free Interest Rate	0.21% - 2.95%	0.9%
			Estimated Time to Exit (in months)	10 - 48	28
Total Level Three Warrant and Equity Investments	$80,858

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

In making a good faith determination of the value of the Company’s investments, the Company generally starts with the cost basis of the investment, which includes the value attributed to the Original Issue Discount (“OID”), if any, and payment-in-kind (“PIK”) interest or other receivables which have been accrued to principal as earned. The Company then applies the valuation methods as set forth below.

The Company applies a procedure for debt investments that assumes the sale of each investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. The Company determines the yield at inception for each debt investment. The Company then uses senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt security and the measurement date. Industry specific indices are used to benchmark/assess market based movements.

Under this process, the Company also evaluates the collateral for recoverability of the debt investment. The Company considers each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

The Company estimates the fair value of warrants using a Black Scholes Option Pricing Model (“OPM”). At each reporting date, privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity-related securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of March 31, 2015 (unaudited) and as of December 31, 2014. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended March 31, 2015, there were no transfers between Levels 1 or 2.

(in thousands)	Balance March 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$1,058,032	$—	$—	$1,058,032
Preferred stock	$29,217	—	—	29,217
Common stock	$43,234	40,995	—	2,239
Warrants	$30,938	—	6,203	24,735
Total	$1,161,421	$40,995	$6,203	$1,114,223

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior secured debt	$923,906	$—	$—	$923,906
Preferred stock	$57,548	—	—	57,548
Common stock	$14,185	12,798	—	1,387
Warrants	$25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 (unaudited) and the year ended December 31, 2014.

(in thousands)	Balance, January 1, 2015	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance, March 31, 2015
Senior Debt	$923,906	$—	$1,123	$207,819	$—	$(74,816)	$—	$—	$1,058,032
Preferred Stock	57,548	—	2,328	355	—	—	41	(31,055)	29,217
Common Stock	1,387	—	852	—	—	—	—	—	2,239
Warrants	21,923	(576)	1,456	2,152	—	—	—	(220)	24,735
Total	$1,004,764	$(576)	$5,759	$210,326	$—	$(74,816)	$41	$(31,275)	$1,114,223

(in thousands)	Balance, January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance, December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers in/out of Level 3 during the three months ended March 31, 2015 relate to the exercise of warrants in Forescout, Inc. to equity and the initial public offerings of Box, Inc. and  Zosano Pharma, Inc.

(4)

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

For the three months ended March 31, 2015, approximately $2.3 million and $852,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $704,000 and $924,000 in net unrealized appreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

The following table summarizes the Company’s realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three months ended March 31, 2015 and 2014 (unaudited). The Company did not hold any Control investments at either March 31, 2015 or 2014.

(in thousands)			For the Three Months Ended March 31, 2015
Portfolio Company	Type	Fair Value at March 31, 2015	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,414	$—	$2,087	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,768	—	695	—	—
Stion Corporation	Affiliate	1,600	101	(469)	—	—
Total		$10,782	$101	$2,313	$—	$—

(in thousands)			For the Three Months Ended March 31, 2014
Portfolio Company	Type	Fair Value at March 31, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$497	$—	$24	$—	$—
Optiscan BioMedical, Corp.	Affiliate	5,032	—	247	—	—
Stion Corporation	Affiliate	5,664	1,475	(224)	—	—
Total		$11,193	$1,475	$47	$—	$—

A summary of the composition of the Company’s investment portfolio as of March 31, 2015 (unaudited) and December 31, 2014 at fair value is shown as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$878,830	75.7%	$740,659	72.6%
Senior secured debt	210,140	18.1%	208,345	20.4%
Preferred stock	29,217	2.5%	57,548	5.6%
Common stock	43,234	3.7%	14,185	1.4%
Total	$1,161,421	100.0%	$1,020,737	100.0%

The increase in common stock and the decrease in preferred stock is primarily due to the initial public offering of Box, Inc. on January 23, 2015 in which all of our preferred shares were converted to common stock in the public portfolio company. The shares held by the Company in Box, Inc. are subject to a customary IPO lockup period and the Company is restricted from selling these shares of common stock for approximately six months from the date of the initial public offering. The Company’s potential gain is subject to the price of the shares when the Company exits the investment.

A summary of the Company’s investment portfolio, at value, by geographic location as of March 31, 2015 (unaudited) and December 31, 2014 is shown as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,100,701	94.8%	$967,803	94.8%
India	29,645	2.5%	24,175	2.4%
Netherlands	20,629	1.8%	19,913	2.0%
Israel	8,032	0.7%	6,498	0.6%
Canada	2,343	0.2%	2,314	0.2%
England	71	—	34	—
Total	$1,161,421	100.0%	$1,020,737	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at March 31, 2015 (unaudited) and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$299,133	25.8%	$267,618	26.2%
Software	156,179	13.4%	125,412	12.3%
Drug Delivery	140,725	12.1%	88,491	8.7%
Medical Devices & Equipment	135,285	11.6%	138,046	13.5%
Energy Technology	107,283	9.2%	68,280	6.7%
Internet Consumer & Business Services	87,374	7.5%	69,655	6.8%
Consumer & Business Products	63,737	5.5%	63,225	6.2%
Specialty Pharmaceuticals	50,583	4.4%	51,536	5.0%
Communications & Networking	37,362	3.2%	61,433	6.0%
Information Services	32,244	2.8%	27,016	2.6%
Media/Content/Info	27,412	2.4%	29,219	2.9%
Surgical Devices	9,674	0.8%	9,915	1.0%
Healthcare Services, Other	7,657	0.7%	10,527	1.0%
Semiconductors	5,076	0.4%	5,126	0.5%
Biotechnology Tools	960	0.1%	3,721	0.4%
Diagnostic	671	0.1%	825	0.1%
Electronics & Computer Hardware	66	0.0%	692	0.1%
Total	$1,161,421	100.0%	$1,020,737	100.0%

During the three months ended March 31, 2015, the Company funded and or restructured investments in debt securities totaling approximately $207.0 million. During the three months ended March 31, 2015, the Company funded equity investments totaling approximately $2.4 million.

During the three-months ended March 31, 2014, the Company funded investments in debt securities and equity investments totaling approximately $110.4 million and $1.5 million, respectively. The Company converted approximately $2.0 million of warrants to equity in three portfolio companies during the three-months ended March 31, 2014.

No single portfolio investment represents more than 10% of the fair value of the investments as of March 31, 2015 and December 31, 2014.

During the three months ended March 31, 2015, the Company recognized net realized gains of approximately $3.3 million. During the three months ended March 31, 2015, the Company recorded gross realized gains of approximately $4.3 million primarily from the sale of investments in four portfolio companies, including Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000). These gains were partially offset by gross realized losses of approximately $1.0 million from the liquidation of the Company’s investments in three portfolio companies.

During the three-month period ended March 31, 2014, the Company recognized gross realized gains of approximately $5.4 million primarily from the sale of investments in five portfolio companies, including CTI BioPharma Corp. ($1.3 million), Neuralstem, Inc. ($1.2 million), Portola Pharmaceuticals, Inc. ($700,000), AcelRx Pharmaceuticals, Inc. ($485,000) and Dicerna Pharmaceuticals, Inc. ($200,000). These gains were partially offset by gross realized losses of approximately $500,000 from the liquidation of the Company’s warrant and equity investments in five portfolio companies.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $5.5 million and $4.5 million of unamortized fees at March 31, 2015 and December 31, 2014, respectively, and approximately $17.8 million and $19.3 million in exit fees receivable at March 31, 2015 and December 31, 2014, respectively.

The Company has debt investments in its portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $907,000 and $852,000 in PIK income during the three months ended March 31, 2015 and 2014, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in either the three months ended March 31, 2015 or 2014.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At March 31, 2015, approximately 48.1% of the Company’s portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 51.9% of the Company’s portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge. At March 31, 2015 the Company had no equipment only liens on any of our portfolio companies.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, the April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, the 2017 Asset-Backed Notes, the 2021 Asset- Backed Notes and the SBA debentures, as each term is defined herein, as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At March 31, 2015, the April 2019 Notes were trading on the New York Stock Exchange for 25.45 per dollar at par value, the September 2019 Notes were trading on the New York Stock Exchange for 25.51 per dollar at par value and the 2024 Notes were trading on the New York Stock Exchange for 25.15 per dollar at par value. Based on market quotations on or around March 31, 2015, the Convertible Senior Notes were trading for 1.2150 per dollar at par value, the 2017 Asset-Backed Notes were trading for 1.0000 per dollar at par value and the 2021 Asset-Backed Notes were trading for 0.9997 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $196.7 million, compared to the carrying amount of $190.2 million as of March 31, 2015.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company below are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities at March 31, 2015 (unaudited) and December 31, 2014:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$21,435	$—	$21,435	$—
2017 Asset-Backed Notes	4,203	—	4,203	—
2021 Asset-Backed Notes	129,260	—	129,260	—
April 2019 Notes	86,011	—	86,011	—
September 2019 Notes	87,626	—	87,626	—
2024 Notes	103,618	—	103,618	—
SBA Debentures	196,681	—	—	196,681
Total	$628,834	$—	$432,153	$196,681

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$22,799	$—	$22,799	$—
2017 Asset-Backed Notes	22,068	—	—	22,068
2021 Asset-Backed Notes	129,300	—	129,300	—
April 2019 Notes	86,450	—	86,450	—
September 2019 Notes	88,073	—	88,073	—
2024 Notes	104,071	—	104,071	—
SBA Debentures	191,779	—	—	191,779
Total	$644,540	$—	$430,693	$213,847

The 2017 Asset-Backed Notes transferred from Level 3 to Level 2 as of March 31, 2015 due to the rapid amortization event triggered in February 2015, as the assets are now expected to be repaid at par within one year. See “Subsequent Events.”

4. Borrowings Long Term

Outstanding Borrowings

At March 31, 2015 (unaudited) and December 31, 2014, the Company had the following available borrowings and outstanding borrowings:

	March 31, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	170,364	170,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	4,203	4,203	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,642	17,375	17,674	17,345
Wells Facility(4)	75,000	—	75,000	—
Union Bank Facility(4)	75,000	—	75,000	—
Total	$764,709	$614,442	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both March 31, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the three months ended March 31, 2015, holders of approximately $32,000 of the Company’s Convertible Senior Notes have exercised their conversion rights. The balance at March 31, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $267,000 at March 31, 2015 and $329,000 at December 31, 2014.

(4)	Availability subject to the Company meeting the borrowing base requirements.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $38.0 million in HT II as of March 31, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at March 31, 2015. As of March 31, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2015 the Company held investments in HT II in 37 companies with a fair value of approximately $111.2 million, accounting for approximately 9.6% of the Company’s total portfolio at March 31, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of March 31, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of March 31, 2015. As of March 31, 2015, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2015, the Company held investments in HT III in 42 companies with a fair value of approximately $288.4 million, accounting for approximately 24.8% of the Company’s total portfolio at March 31, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2015 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The rates of borrowings on the Company’s SBA debentures range from 3.05% to 5.53% when including these annual fees.

The average amount of debentures outstanding for the three months ended March 31, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.46%. The average amount of debentures outstanding for the three months ended March 31, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.38%.

As of March 31, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2015, with the Company’s net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2015, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding as of March 31, 2015 (unaudited) and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

2019 Notes

On March 6, 2012, the Company and U.S. Bank National Association (the “2019 Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, the Company and the 2019 Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

In July 2012, the Company reopened the Company’s April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which included the exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

On September 24, 2012, the Company and the 2019 Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to the Company’s issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% senior notes due 2019 (the “September 2019 Notes” and, together with the April 2019 Notes, the “2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal outstanding.

As of March 31, 2015 (unaudited) and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	March 31, 2015	December 31, 2014
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring the Company’s compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the 2019 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the 2019 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among the Company and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

For the three months ended March 31, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stated interest expense	$2,981	$2,981
Amortization of debt issuance cost	240	240
Total interest expense and fees	$3,221	$3,221
Cash paid for interest expense and fees	$2,981	$2,981

As of March 31, 2015, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See “Subsequent Events.”

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2015, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At both March 31, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three months ended March 31, 2015 and 2014, (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stated interest expense	$1,609	$—
Amortization of debt issuance cost	83	—
Total interest expense and fees	$1,692	$—
Cash paid for interest expense and fees	$1,609	$—

2017 Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2017 Asset-Backed Notes”), which 2017 Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The 2017 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among the Company, Hercules Capital Funding 2012-1, LLC as trust depositor (the “2012 Trust Depositor”), Hercules Capital Funding Trust 2012-1 as issuer (the “2012 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. Interest on the 2017 Asset- Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The 2017 Asset-Backed Notes have a stated maturity of December 16, 2017.

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

In connection with the sale of the 2017 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2017 Asset-Backed Notes are secured obligations of the 2012 Securitization Issuer and are non-recourse to the Company. The 2012 Securitization Issuer also entered into an indenture governing the 2017Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2017 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2017 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2012 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provided by Section 3(c) (7) thereof. In addition, the 2012 Trust Depositor entered into an amended and restated trust agreement in respect of the 2012 Securitization Issuer, which includes customary representations, warranties and covenants.

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

At March 31, 2015 and December 31, 2014, the 2017 Asset-Backed Notes had an outstanding principal balance of $4.2 million and $16.0 million, respectively. See “Subsequent Events.”

Under the terms of the 2017 Asset Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $2.7 million and $1.2 million of restricted cash as of March 31, 2015 and December 31, 2014, respectively, funded through interest collections.

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

In connection with the issuance and sale of the 2021 Asset-Backed Notes, the Company has made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to the Company. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2 (A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2014 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provide by Section 3(c) (7) thereof and Rule 3A-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

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

At both March 31, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $19.2 million and $11.5 million of restricted cash as of March 31, 2015 and December 31, 2014, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016 (the “Convertible Senior Notes”). During the three months ended March 31, 2015, holders of approximately $32,000 of the Company’s Convertible Senior Notes have exercised their conversion rights. As of March 31, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.4 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of March 31, 2015, the conversion rate was 88.6189 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.28 per share of common stock).

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

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between the Company and U.S. Bank National Association, during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of March 31, 2015, approximately $57.4 million of the Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, the Convertible Senior Notes are currently not convertible for the three months ending June 30, 2015. See “Subsequent Events.”

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the three months ended March 31, 2015 and the year ended December 31, 2014 was approximately $1,000 and $1.6 million, respectively, and was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

As of March 31, 2015 (unaudited) and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Principal amount of debt	$17,642	$17,674
Original issue discount, net of accretion	(267)	(329)
Carrying value of Convertible Senior Notes	$17,375	$17,345

For the three months ended March 31, 2015 and 2014 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stated interest expense	$215	$1,125
Accretion of original issue discount	62	271
Amortization of debt issuance cost	33	144
Total interest expense	$310	$1,540
Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three months ended March 31, 2015 and 2014. Interest expense decreased by approximately $910,000 during the three months ended March 31, 2015 from the three months ended March 31, 2014, due to Convertible Senior Notes settled between periods. As of March 31, 2015, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

As amended, borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.00% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three months ended March 31, 2015 and 2014, this non-use fee was approximately $94,000 and $110,000, respectively. On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with the August 2014 amendments, the Company paid an additional $750,000 in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, LLC. As amended, these covenants require the Company to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of March 31, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, including certain key man provisions and lien limitations, bankruptcy events and change of control. The Company was in compliance with all covenants at March 31, 2015.

At March 31, 2015 there were no borrowings outstanding on this facility. See “Subsequent Events.”

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three months ended March 31, 2015 and 2014, this non-use fee was approximately $94,000 and $37,500, respectively. The amount that the Company may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

The Company has various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that the Company maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of March 31, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. The Company was in compliance with all covenants at March 31, 2015.

At March 31, 2015 there were no borrowings outstanding on this facility.

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

During the three months ended March 31, 2015, the Company recorded an increase in participation liability and a decrease in unrealized appreciation by a net amount of approximately $41,000 primarily due to appreciation of fair value on the pool of warrants collateralized under the warrant participation. The remaining value of their participation right on unrealized gains in the related equity investments is approximately $142,000 as of March 31, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.1 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

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

During the three months ended March 31, 2015, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of March 31, 2015, approximately 100% would be from ordinary income and spillover earnings from 2014. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2015 distributions to shareholders will actually be.

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

Taxable income for the three-months ended March 31, 2015 was approximately $16.3 million or $0.26 per share. Taxable net realized loss for the same period were $2.6 million or approximately $0.04 per share. Taxable income for the three-months ended March 31, 2014 was approximately $12.3 million or $0.20 per share. Taxable net realized gains for the same period were $3.5 million or approximately $0.06 per share.

The Company intends to distribute approximately $16.7 million of spillover from long term earnings from the year ended December 31, 2014 to the Company’s shareholders in 2015.

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

During the year ended December 31, 2014, the Company sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2015, approximately 7.35 million shares remain available for issuance and sale under the equity distribution agreement.

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock.  The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. During the three month period ended March 31, 2015, the Company did not repurchase any common stock.

The Company anticipates that the manner, timing, and amount of any share purchases will be determined by management based upon the evaluation of market conditions, stock price, and additional factors in accordance with regulatory requirements. Pursuant to the 1940 Act, the Company is required to notify shareholders when such a program is initiated or implemented. The repurchase program does not require the Company to acquire any specific number of shares and may be extended, modified, or discontinued at any time.

On March 27, 2015, the Company raised approximately $100.1 million, after deducting offering expenses, in a public offering of 7,590,000 shares of its common stock.

The Company has issued stock options for common stock subject to future issuance, of which 585,729 and 695,672 were outstanding at March 31, 2015 and December 31, 2014, respectively.

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

The following table summarizes the common stock options activities for the three months ended March 31, 2015 and 2014 (unaudited):

	Three Months Ended March 31,
	2015		2014
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	695,672	$14.58	833,923	$12.53
Granted	68,500	$14.10	—	$—
Exercised	(34,664)	$10.69	(61,755)	$11.77
Forfeited	(141,280)	$14.71	(1,751)	$11.39
Expired	(2,499)	$11.01	—	$—
Outstanding at March 31,	585,729	$14.74	770,417	$12.59
Shares Expected to Vest at March 31,	438,472	$14.74	518,046	$12.59

The following table summarizes common stock options outstanding and exercisable at March 31, 2015 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$9.25 - $14.02	133,645	5.60	$165,079	$12.49	47,361	4.11	$113,493	$11.11
$14.60 - $16.34	452,084	6.27	—	$15.40	99,896	5.52	—	$15.14
$9.25 - $16.34	585,729	6.12	$165,079	$14.74	147,257	5.07	$113,493	$13.85

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At March 31, 2015, options for 147,257 shares were exercisable at a weighted average exercise price of approximately $13.85 per share with a weighted average remaining contractual term of 5.07 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the three months ended March 31, 2015 was approximately $27,000. No options were granted during the three months ended March 31, 2014. During the three months ended March 31, 2015 and 2014, approximately $67,000 and $140,000 of share-based cost due to stock option grants was expensed, respectively. As of March 31, 2015, there was approximately $436,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 1.74 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the three months ended March 31, 2015:

Three Months Ended March 31,
2015
Expected Volatility	18.94%
Expected Dividends	10%
Expected term (in years)	4.5
Risk-free rate	1.08% - 1.57%

During the three months ended March 31, 2015 the Company granted 579,833 shares of restricted stock pursuant to the Plans. During the three months ended March 31, 2014 the Company did not grant any restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the three months ended March 31, 2015 was approximately $8.1 million. During the three months ended March 31, 2015 and 2014, the Company expensed approximately $2.7 million and $1.4 million of compensation expense related to restricted stock, respectively. As of March 31, 2015, there was approximately $17.9 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average remaining vesting period of 2.00 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the three months ended March 31, 2015 and 2014 (unaudited):

	Three Months Ended March 31,
	2015		2014
	Restricted Stock Units	Weighted Average Exercise Price	Restricted Stock Units	Weighted Average Exercise Price
Unvested at December 31,	1,302,780	$13.23	1,035,897	$11.94
Granted	579,833	$14.02	—	$—
Vested	(102,042)	$12.01	(284,490)	$12.21
Forfeited	(1,438)	$12.88	—	$—
Unvested at March 31,	1,779,133	$13.56	751,407	$11.84

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three Months Ended March 31,
(in thousands, except per share data)	2015	2014
Numerator
Net increase in net assets resulting from operations	$21,919	$22,185
Less: Dividends declared-common and restricted shares	(20,266)	(19,165)
Undistributed earnings	1,653	3,020
Undistributed earnings-common shares	1,653	3,020
Add: Dividend declared-common shares	19,712	18,928
Numerator for basic and diluted change in net assets per common share	21,365	21,948

Denominator
Basic weighted average common shares outstanding	63,783	60,870
Common shares issuable	380	1,825
Weighted average common shares outstanding assuming dilution	64,163	62,695

Change in net assets per common share
Basic	$0.33	$0.36
Diluted	$0.33	$0.35

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as participating securities for calculating earnings per share.

For the purpose of calculating diluted earnings per share for three months ended March 31, 2015 and 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.28 as of March 31, 2015 and $11.56 as of March 31, 2014) for the Convertible Senior Notes for such periods.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended March 31, 2015 and 2014, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 652,102 and 797,489 shares, respectively.

At March 31, 2015, the Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Per share data(1):
Net asset value at beginning of period	$10.18	$10.51
Net investment income	0.20	0.30
Net realized gain on investments	0.05	0.08
Net unrealized appreciation (depreciation) on investments	0.09	(0.02)
Total from investment operations	0.34	0.36
Net increase (decrease) in net assets from capital share transactions	0.23	(0.01)
Distributions of net investment income	(0.32)	(0.31)
Stock-based compensation expense included in investment income(2)	0.04	0.03
Net asset value at end of period	$10.47	$10.58

Ratios and supplemental data:
Per share market value at end of period	$13.48	$14.07
Total return(3)	-7.35%	-12.42%
Shares outstanding at end of period	72,891	61,760
Weighted average number of common shares outstanding	63,783	60,870
Net assets at end of period	$763,326	$653,302
Ratio of operating expense to average net assets(4)(5)	11.73%	10.74%
Ratio of net investment income before investment gains and losses to average net assets(4)	7.82%	11.26%
Average debt outstanding	$624,132	$536,110
Weighted average debt per common share	$9.79	$8.81

(1)	All per share activity is calculated based on the weighted average shares outstanding for the relevant period.
(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the three months ended March 31, 2015 and 2014 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. As such, the total return is not annualized.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

Operating expense as used in the ratio of operating expense to average net assets does not include loss on debt extinguishment (long-term liabilities - convertible senior notes). If loss on debt extinguishment (long-term liabilities - convertible senior notes) were included in total expense, the ratio for the three months ended March 31, 2015 would be 11.73% There was no loss on debt extinguishment (long-term liabilities - convertible senior notes) in the three months ended March 31, 2014 so the ratio for that period would not change.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. The balance of unfunded contractual commitments to extend credit at March 31, 2015 totaled approximately $377.6 million. Approximately $243.5 million of these unfunded contractual commitments as of March 31, 2015 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. In addition, the Company had approximately $141.0 million of non-binding term sheets outstanding at March 31, 2015. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $408,000 and $388,000 during the three months ended March 31, 2015 and 2014, respectively. Future commitments under the credit facility and operating leases were as follows at March 31, 2015:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$614,442	$4,240	$17,338	$321,464	$271,400
Operating Lease Obligations (5)	5,867	1,539	3,071	1,257	—
Total	$620,309	$5,779	$20,409	$322,721	$271,400

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $4.2 million in aggregate principal amount of the 2017 Asset-Backed Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes and $17.4 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $267,000 at March 31, 2015.

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

11. Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The Company is currently assessing the additional disclosure requirements. ASU 2015-02 is effective for public business entities for annual reporting periods beginning after December 15, 2016.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The Company is currently assessing the additional disclosure requirements. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.

12. Subsequent Events

Dividend Declaration

On May 4, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 25, 2015 to shareholders of record as of May 18, 2015. This dividend represents the Company’s thirty-ninth consecutive dividend declaration since the Company’s initial public offering, bringing the total cumulative dividend declared to date to $10.61 per share.

2017 Asset-Backed Notes Repayment

In February 2015, changes in the payment schedule of obligors in the 2017 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2017 Asset-Backed Notes. Due to this Event, the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015.

April 2019 Notes – Redemption

In April 2015, the company redeemed $20.0 million of the $84.5 million in issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. The Company currently intends to make additional redemptions on the April 2019 Notes throughout the 2015 calendar year, depending on our anticipated cash needs. The Company will provide notice for and complete all redemptions in compliance with the terms of the Base Indenture, as supplemented by the First Supplemental Indenture.

Convertible Senior Notes

The Convertible Senior Notes are convertible into shares of the Company’s common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Senior Notes, the Company has the choice to pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The current conversion price of the Convertible Senior Notes is approximately $11.28 per share of common stock, in each case subject to adjustment in certain circumstances. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, the Convertible Senior Notes are currently not convertible for the three months ending June 30, 2015.

At March 31, 2015 approximately $38,000 of the Convertible Senior Notes were converting pursuant to the conversion procedures as set forth in the Indenture, and were settled in April 2015 with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 614 shares of the Company’s common stock. No additional notes are converting as of May 4, 2015 and no further settlements will be made prior to July 1, 2015.

Amendment to Wells Facility

In May 2015, the Company entered into a further amendment to the Wells Facility to remove the interest rate floor and to reduce the LIBOR rate margin by 25 basis points to 3.25%.

Amendment to Charter

Effective as of April 6, 2015, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 100,000,000 to 200,000,000. The Company effected the increase in authorized shares by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland.

Portfolio Company Developments

As of May 4, 2015, the Company held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Gelesis, Inc., Good Technology, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely matter or at all. In April 2015, the Company’s portfolio company ViewRay, Inc. formally withdrew its Form S-1 with the SEC, which had been on file as of March 31, 2015.

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A—“Risk Factors” of our annual report on Form 10-K filed with the SEC on March 2, 2015 and under “Forward-Looking Statements” of this Item 2.

Overview

We are a specialty finance company focused on providing senior secured loans to venture capital-backed companies in technology-related industries, including technology, biotechnology, life science, and energy and renewables technology at all stages of development. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, McLean, VA and Radnor, PA.

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $154.9 million and $319.2 million in assets, respectively, and accounted for approximately 8.9% and 18.4% of our total assets, respectively, prior to consolidation at March 31, 2015. As of March 31, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2015, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Our portfolio is comprised of, and we anticipate that our portfolio will continue to be comprised of, investments primarily in technology related companies at various stages of their development. Consistent with requirements under the 1940 Act, we invest primarily in United-States based companies and to a lesser extent in foreign companies.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.2 billion at March 31, 2015, as compared to $1.0 billion at December 31, 2014.

The fair value of our debt investment portfolio at March 31, 2015 was approximately $1.1 billion, compared to a fair value of approximately $923.9 million at December 31, 2014. The fair value of the equity portfolio at March 31, 2015 was approximately $72.5 million, compared to a fair value of approximately $71.7 million at December 31, 2014. The fair value of the warrant portfolio at March 31, 2015 was approximately $30.9 million, compared to a fair value of approximately $25.1 million at December 31, 2014.

Portfolio Activity

Our investments in portfolio companies take a variety of forms, including unfunded contractual commitments and funded investments. From time to time, unfunded contractual commitments depend upon a portfolio company reaching certain milestones before the debt commitment is available to the portfolio company, which is expected to affect our funding levels. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as the on-balance sheet financial instruments that we hold. Debt commitments generally fund over the two succeeding quarters from close. Not all debt commitments represent our future cash requirements. Similarly, unfunded contractual commitments may expire without being drawn and do not represent our future cash requirements. We intend to have our unfunded commitments covered by either liquid assets or borrowings to the extent required by the 1940 Act.

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

Our portfolio activity for the three months ended March 31, 2015 (unaudited) and the year ended December 31, 2014 was comprised of the following:

(in millions)	March 31, 2015	December 31, 2014
Debt Commitments (1)
New portfolio company	$201.5	$776.9
Existing portfolio company	68.1	118.0
Total	$269.6	$894.9
Funded and Restructured Debt Investments
New portfolio company	$139.1	$434.0
Existing portfolio company	67.9	177.0
Total	$207.0	$611.0
Funded Equity Investments
New portfolio company	$1.4	$7.2
Existing portfolio company	1.0	3.1
Total	$2.4	$10.3
Unfunded Contractual Commitments (2)
Total	$377.6	$339.0
Non-Binding Term Sheets
New portfolio company	$136.0	$104.0
Existing portfolio company	5.0	4.2
Total	$141.0	$108.2

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)

The amount for March 31, 2015 includes unfunded contractual commitments in 41 new and existing portfolio companies. Approximately $243.5 million of these unfunded contractual commitments as of March 31, 2015 are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the three months ended March 31, 2015, we received approximately $74.0 million in aggregate principal repayments. Of the approximately $74.0 million of aggregate principal repayments, approximately $27.5 million were scheduled principal payments, and approximately $46.5 million were early principal repayments related to 11 portfolio companies. Of the approximately $46.5 million early principal repayments, approximately $2.9 million was an early repayment due to a M&A transaction related to one portfolio company. Although we have experienced significant principal repayments during the previous year, we believe that future early repayments will not be significant based on our current portfolio; however, the yield on our loan portfolio may be lower.

Total portfolio investment activity (inclusive of unearned income) for the three months ended March 31, 2015 (unaudited) and for the year ended December 31, 2014 was as follows:

(in millions)	March 31, 2015	December 31, 2014
Beginning portfolio	$1,020.7	$910.3
New fundings and restructures	209.4	621.3
Warrants not related to current period fundings	0.5	0.8
Principal payments received on investments	(27.5)	(135.8)
Early payoffs	(46.5)	(358.3)
Accretion of loan discounts and paid-in-kind principal	7.0	24.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(0.8)	(3.3)
New loan fees	(2.9)	(9.2)
Warrants converted to equity	—	2.0
Sale of investments	(2.7)	(9.1)
Loss on investments due to write offs	(1.0)	(3.9)
Net change in unrealized appreciation (depreciation)	5.2	(18.6)
Ending portfolio	$1,161.4	$1,020.7

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2015 (unaudited) and December 31, 2014.

	March 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$878,830	75.7%	$740,659	72.6%
Senior secured debt	210,140	18.1%	208,345	20.4%
Preferred stock	29,217	2.5%	57,548	5.6%
Common stock	43,234	3.7%	14,185	1.4%
Total	$1,161,421	100.0%	$1,020,737	100.0%

The increase in common stock and the decrease in preferred stock is primarily due to the initial public offering of Box, Inc. on January 23, 2015 in which all of our preferred shares were converted to common stock in the public portfolio company. The shares held by us in Box, Inc. are subject to a customary IPO lockup period and we are restricted from selling our shares of common stock for approximately six months from the date of the initial public offering. Our potential gain is subject to the price of the shares when we exit the investment.

A summary of our investment portfolio at value by geographic location is as follows:

	March 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,100,701	94.8%	$967,803	94.8%
India	29,645	2.5%	24,175	2.4%
Netherlands	20,629	1.8%	19,913	2.0%
Israel	8,032	0.7%	6,498	0.6%
Canada	2,343	0.2%	2,314	0.2%
England	71	—	34	—
Total	$1,161,421	100.0%	$1,020,737	100.0%

As of March 31, 2015, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Good Technology, Inc., ViewRay, Inc. and four companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of March 31, 2015, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime, or the London Interbank Offered Rate, or LIBOR, to approximately 14%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of- term payments, exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $5.5 million and $4.5 million of unamortized fees at March 31, 2015 and December 31, 2014, respectively, and approximately $17.8 million and $19.3 million in exit fees receivable at March 31, 2015 and December 31, 2014, respectively.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $907,000 and $852,000 in PIK income during the three months ended March 31, 2015 and 2014, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At March 31, 2015, approximately 48.1% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, and 51.9% of our portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge. At March 31, 2015 we had no equipment only liens on any of our portfolio companies.

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

The core yield on our debt investments, which excludes any benefits from the accretion of fees and income related to early loan repayments attributed to the acceleration of unamortized fees and income as well as prepayment of fees, was 12.8% and 14.0%, during the three months ended March 31, 2015 and 2014, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time event fees, was 12.9% and 17.9% for the three months ended March 31, 2015 and 2014, respectively. This decrease in effective yield between periods is primarily due to decreased one-time fee accelerations and payoffs during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, software, drug delivery, medical device and equipment, energy technology, internet consumer and business services, consumer and business products, specialty pharmaceuticals, communications and networking, information services, media/content/info, surgical devices, healthcare services, semiconductors, biotechnology tools, diagnostic and electronics and computer hardware industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of March 31, 2015, approximately 62.9% of the fair value of our portfolio was composed of investments in four industries: 25.8% was composed of investments in the drug discovery and development industry, 13.4% was composed of investments in the software industry, 12.1% was composed of investments in the drug delivery industry and 11.6% was composed of investments in the medical devices and equipment industry.

The following table shows the fair value of our portfolio by industry sector at March 31, 2015 (unaudited) and December 31, 2014:

	March 31, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$299,133	25.8%	$267,618	26.2%
Software	156,179	13.4%	125,412	12.3%
Drug Delivery	140,725	12.1%	88,491	8.7%
Medical Devices & Equipment	135,285	11.6%	138,046	13.5%
Energy Technology	107,283	9.2%	68,280	6.7%
Internet Consumer & Business Services	87,374	7.5%	69,655	6.8%
Consumer & Business Products	63,737	5.5%	63,225	6.2%
Specialty Pharmaceuticals	50,583	4.4%	51,536	5.0%
Communications & Networking	37,362	3.2%	61,433	6.0%
Information Services	32,244	2.8%	27,016	2.6%
Media/Content/Info	27,412	2.4%	29,219	2.9%
Surgical Devices	9,674	0.8%	9,915	1.0%
Healthcare Services, Other	7,657	0.7%	10,527	1.0%
Semiconductors	5,076	0.4%	5,126	0.5%
Biotechnology Tools	960	0.1%	3,721	0.4%
Diagnostic	671	0.1%	825	0.1%
Electronics & Computer Hardware	66	0.0%	692	0.1%
Total	$1,161,421	100.0%	$1,020,737	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the three months ended March 31, 2015 and the year ended December 31, 2014, our ten largest portfolio companies represented approximately 27.3% and 28.6% of the total fair value of our investments in portfolio companies, respectively. At March 31, 2015, we had two investments that represent 5% or more of our net assets and at December 31, 2014, we had three investments that represented 5% or more of our net assets. At March 31, 2015, we had three equity investments representing approximately 57.5% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2014, we had three equity investments which represented approximately 61.5% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of March 31, 2015, 100.0% of our debt investments were in a senior secured first lien position, and approximately 97.3% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates rise in the near future.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of March 31, 2015, we held warrants in 129 portfolio companies, with a fair value of approximately $30.9 million. The fair value of our warrant portfolio increased by approximately $5.8 million, as compared to a fair value of $25.1 million at December 31, 2014 primarily related to the addition of warrants in nine new and eight existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $94.4 million to exercise such warrants as of March 31, 2015. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.02x to 14.93x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three months ended March 31, 2015 and 2014 (unaudited). We did not hold any Control investments at either March 31, 2015 or 2014.

(in thousands)			For the Three Months Ended March 31, 2015
Portfolio Company	Type	Fair Value at March 31, 2015	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,414	$—	$2,087	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,768	—	695	—	—
Stion Corporation	Affiliate	1,600	101	(469)	—	—
Total		$10,782	$101	$2,313	$—	$—

(in thousands)			For the Three Months Ended March 31, 2014
Portfolio Company	Type	Fair Value at March 31, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$497	$—	$24	$—	$—
Optiscan BioMedical, Corp.	Affiliate	5,032	—	247	—	—
Stion Corporation	Affiliate	5,664	1,475	(224)	—	—
Total		$11,193	$1,475	$47	$—	$—

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of March 31, 2015 (unaudited) and December 31, 2014, respectively:

(in thousands)	March 31, 2015			December 31, 2014
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$188,399	17.8%	19	$195,819	21.2%
2	45	590,876	55.9%	45	479,037	51.8%
3	14	174,911	16.5%	16	183,522	19.9%
4	11	90,233	8.5%	6	39,852	4.3%
5	5	13,613	1.3%	8	25,676	2.8%
		$1,058,032	100.0%		$923,906	100.0%

As of March 31, 2015, our debt investments had a weighted average investment grading of 2.26, as compared to 2.24 at December 31, 2014. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The 97% increase in percentage of total portfolio rated 4 at March 31, 2015 from December 31, 2014 is due to the downgrade of four portfolio companies from a 3 to a 4 during the three months ended March 31, 2015. The increase in weighted average investment grading at March 31, 2015 is partially offset by the 53% decrease in percentage of total portfolio rated 5 at March 31, 2015 from December 31, 2014 due to the upgrade of three portfolio companies from a 5 during the three months ended March 31, 2015.

At March 31, 2015, we had four debt investments on non-accrual with a cumulative cost and fair value of approximately $34.0 million and $12.0 million, respectively. At December 31, 2014 we had four debt investments on non-accrual with a cumulative cost and fair value of approximately $28.9 million and $10.6 million, respectively.

Results of Operations

Comparison of the three month periods ended March 31, 2015 and 2014

Investment Income

Total investment income for the three months ended March 31, 2015 was approximately $32.5 million as compared to approximately $35.8 million for the three months ended March 31, 2014.

Interest income for the three months ended March 31, 2015 totaled approximately $30.6 million as compared to approximately $30.8 million for the three months ended March 31, 2014. Income from commitment, facility and loan related fees for the three months ended March 31, 2015 totaled approximately $1.9 million as compared to approximately $4.9 million for the three months ended March 31, 2014.  The decrease in both interest income and income from commitment, facility and loan related fees for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily attributable to interest and fees that were accelerated related to early pay-offs and restructurings during the three months ended March 31, 2014 that did not occur during the three months ended March 31, 2015.

The following table shows the PIK-related activity for the three months ended March 31, 2015 and 2014, at cost (unaudited):

	Three Months Ended March 31,
(in thousands)	2015	2014
Beginning PIK loan balance	$6,250	$5,603
PIK interest capitalized during the period	907	852
Payments received from PIK loans	(1,356)	(1,207)
Ending PIK loan balance	$5,801	$5,248

The increase in payments received from PIK loans and PIK interest capitalized during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is due to the relative principal balances outstanding on PIK loans and timing of payment and funding activities between the comparable periods.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in either the three months ended March 31, 2015 or 2014.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $19.5 million and $17.5 million during the three months ended March 31, 2015 and 2014, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $9.4 million and $9.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase in the three month period ended March 31, 2015 was primarily attributable to the higher weighted average balances outstanding on our 2019 Notes and Asset Backed Notes, partially offset by a reduction in outstanding Convertible Senior Notes.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 6.1% and 6.9% for the three months ended March 31, 2015 and 2014, respectively. The decrease between comparative periods was primarily driven by the issuance or substitution of lower cost debt positions between periods.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $3.6 million from $2.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase is primarily due to recruiting costs associated with strategic board recruitment and operational hiring objectives as well as an increase in corporate legal expenses and outside consulting services.

Employee Compensation

Employee compensation and benefits totaled approximately $3.8 million for the three months ended March 31, 2015 as compared to approximately $4.2 million for the three months ended March 31, 2014. The decrease between these periods was primarily due to changes in variable compensation expense.

Stock-based compensation totaled approximately $2.7 million for the three months ended March 31, 2015 as compared to approximately $1.6 million for the three months ended March 31, 2014. The increase was primarily attributable to additional stock based compensation awards granted in March of 2015 and April of 2014.

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of March 31, 2015, holders of approximately $57.4 million of our Convertible Senior Notes have exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. See “Subsequent Events.”

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the three months ended March 31, 2015 was approximately $1,000 and was classified as a component of net investment income in our Consolidated Statement of Operations.

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

A summary of realized gains and losses for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Realized gains	$4,330	$5,382
Realized losses	(1,018)	(510)
Net realized gains	$3,312	$4,872

During the three months ended March 31, 2015 and 2014, we recognized net realized gains of approximately $3.3 million and $4.9 million, respectively.

During the three months ended March 31, 2015, we recorded gross realized gains of approximately $4.3 million primarily from the sale of investments in four portfolio companies, including Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000). These gains were partially offset by gross realized losses of approximately $1.0 million from the liquidation of our warrant and equity investments in three portfolio companies.

During the three-month period ended March 31, 2014, we recognized gross realized gains of approximately $5.4 million primarily from the sale of investments in five portfolio companies, including CTI BioPharma Corp. ($1.3 million), Neuralstem, Inc. ($1.2 million), Portola Pharmaceuticals, Inc. ($700,000), AcelRx Pharmaceuticals, Inc. ($485,000) and Dicerna Pharmaceuticals, Inc. ($200,000). These gains were partially offset by gross realized losses of approximately $500,000 from the liquidation of our warrant and equity investments in five portfolio companies.

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in thousands)	2015	2014
Gross unrealized appreciation on portfolio investments	$21,155	$25,249
Gross unrealized depreciation on portfolio investments	(13,239)	(25,296)
Reversal of prior period net unrealized appreciation upon a realization event	(3,708)	(1,656)
Reversal of prior period net unrealized depreciation upon a realization event	1,005	739
Net unrealized appreciation (depreciation) on taxes payable	442	(72)
Citigroup warrant participation	(41)	45
Net unrealized appreciation (depreciation) on portfolio investments	$5,614	$(991)

During the three months ended March 31, 2015, we recorded approximately $5.6 million of net unrealized appreciation, of which $5.2 million is net unrealized appreciation from our debt, equity and warrant investments. Approximately $704,000 million is attributed to net unrealized appreciation on our debt investments which primarily related to the reversal of $2.4 million unrealized depreciation for prior period collateral based impairments on two portfolio companies offset by $1.8 million unrealized depreciation for collateral based impairments on six portfolio companies. Approximately $1.0 million is attributed to net unrealized appreciation on our equity investments which primarily related to approximately $3.0 million unrealized appreciation on three private portfolio companies and $1.5 million unrealized appreciation on our public equity portfolio related to portfolio company performance offset by the reversal of $3.7 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Cempra, Inc. Celladon Corporation, Everyday Health, and Identiv, Inc. as discussed above. Finally, approximately $3.1 million is attributed to net unrealized appreciation on our warrant investments which primarily related to $1.2 million of unrealized appreciation on our public portfolio company investments and the reversal of $1.0 million of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in three portfolio companies.

Net unrealized appreciation increased by approximately $442,000 as a result of decreased estimated taxes payable for the three months ended March 31, 2015.

During the three months ended March 31, 2015, net unrealized appreciation was offset by approximately $41,000 of net appreciation of fair value on the pool of warrants collateralized under the warrant participation.

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

The following table summarizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable and Citigroup warrant participation, for the three months ended March 31, 2015 and 2014 (unaudited).

	Three Months Ended March 31, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(1.8)	$—	$—	$(1.8)
Reversals of Prior Period Collateral based impairments	2.4	—	0.2	2.6
Reversals due to Debt Payoffs & Warrant/Equity sales	0.4	(3.7)	1.0	(2.3)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	1.5	1.2	2.7
Level 3 Assets	0.1	3.2	0.7	4.0
Total Fair Value Market/Yield Adjustments	0.1	4.7	1.9	6.7
Total Unrealized Appreciation/(Depreciation)	$1.1	$1.0	$3.1	$5.2

	Three Months Ended March 31, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(7.2)	$—	$(0.2)	$(7.4)
Reversals due to Debt Payoffs & Warrant/Equity sales	(0.3)	0.2	(9.6)	(9.7)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	3.5	0.1	3.6
Level 3 Assets	4.8	8.3	(0.6)	12.5
Total Fair Value Market/Yield Adjustments	4.8	11.8	(0.5)	16.1
Total Unrealized Appreciation/(Depreciation)	$(2.7)	$12.0	$(10.3)	$(1.0)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which requires that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized. We intend to distribute approximately $16.7 million of spillover from long term earnings from the year ended December 31, 2014 to our shareholders in 2015.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended March 31, 2015 and 2014, the net increase in net assets resulting from operations totaled approximately $21.9 million and approximately $22.2 million, respectively. These changes are made up of the items previously described.

The basic and fully diluted net change in net assets per common share were $0.33 and $0.33, respectively, for the three months ended March 31, 2015, whereas the basic and fully diluted net change in net assets per common share for the three months ended March 31, 2014 was $0.36 and $0.35,  respectively.

For the purpose of calculating diluted earnings per share for three months ended March 31, 2015 and 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price in effect ($11.28 as of March 31, 2015 and $11.56 as of March 31, 2014) for the Convertible Senior Notes for such periods.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Wells Facility, Union Bank Facility (together the “Credit Facilities”), SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes, 2021 Asset-Backed Notes (as each is defined herein) and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

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

During the year ended December 31, 2014, we sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. We generally use the net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of March 31, 2015, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

As of March 31, 2015, approximately $57.4 million of our Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, the Convertible Senior Notes will not be convertible during the three-month period ending June 30, 2015. See “Subsequent Events”.

At March 31, 2015, we had $17.6 million of Convertible Senior Notes, $170.4 million of 2019 Notes, $103.0 million of 2024 Notes, $4.2 million of 2017 Asset-Backed Notes, $129.3 million of 2021 Asset-Backed Notes and $190.2 million of SBA debentures payable. We had no borrowings outstanding under either the Wells Facility or the Union Bank Facility. See “-Subsequent Events.”

At March 31, 2015, we had $321.8 million in available liquidity, including $171.8 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory and covenant requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At March 31, 2015, we had $112.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At March 31, 2015, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At March 31, 2015, we had approximately $21.9 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2017 Asset-Backed Notes and 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the three months ended March 31, 2015, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the three months ended March 31, 2015, our operating activities used $114.1 million of cash and cash equivalents, compared to $35.8 million provided during the three months ended March 31, 2014. This $149.9 million decrease in cash provided by operating activities resulted primarily from the increase in investment purchases of approximately $95.5 million and the decrease of proceeds received from investment payoffs of approximately $59.6 million.

During the three months ended March 31, 2015, our investing activities used $9.3 million of cash, compared to approximately $1.5 million provided during the three months ended March 31, 2014. This $10.8 million decrease in cash provided by investing activities was primarily due to an increase of approximately $9.3 million in cash, classified as restricted cash, on assets that are securitized.

During the three months ended March 31, 2015, our financing activities provided $68.0 million of cash, compared to $81.2 million used during the three months ended March 31, 2014. This $149.2 million increase in cash provided by financing activities was primarily due to proceeds from issuance of common stock of $101.4 million as a result of a public offering of 7,590,000 shares on March 27, 2015 and decreases in repayments of 2017 Asset-Backed Notes and SBA debentures of $13.9 million and $34.8 million, respectively.

As of March 31, 2015, net assets totaled $763.3 million, with a net asset value per share of $10.47. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of March 31, 2015 our asset coverage ratio under our regulatory requirements as a business development company was 279.7% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 224.1% at March 31, 2015.

Outstanding Borrowings

At March 31, 2015 (unaudited) and December 31, 2014, we had the following available borrowings and outstanding amounts:

	March 31, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	170,364	170,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	4,203	4,203	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,642	17,375	17,674	17,345
Wells Facility(4)	75,000	—	75,000	—
Union Bank Facility(4)	75,000	—	75,000	—
Total	$764,709	$614,442	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both March 31, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the three months ended March 31, 2015, holders of approximately $32,000 of our Convertible Senior Notes have exercised their conversion rights. The balance at March 31, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $267,000 at March 31, 2015 and $329,000 at December 31, 2014.

(4)	Availability subject to us meeting the borrowing base requirements.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our Credit Facilities, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes, 2021 Asset-Backed Notes and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings in order to comply with certain covenants, including the ratio of total assets to total indebtedness. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the Consolidated Statement of Operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of March 31, 2015 (unaudited) and December 31, 2014 were as follows:

(in thousands)	March 31, 2015	December 31, 2014
SBA Debentures	$3,872	$4,038
2019 Notes	4,112	4,352
2024 Notes	3,121	3,205
2017 Asset-Backed Notes	63	506
2021 Asset-Backed Notes	2,985	3,207
Convertible Senior Notes	143	175
Wells Facility	708	794
Union Bank Facility	141	156
Total	$15,145	$16,433

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. As of March 31, 2015, we had unfunded contractual commitments of approximately $377.6 million. Approximately $243.5 million of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the contractual commitment becomes available. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments. We intend to have our unfunded commitments covered by either liquid assets or borrowings to the extent required by the 1940 Act.

In addition, we had approximately $141.0 million of non-binding term sheets outstanding to five new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

Contractual Obligations

The following table shows our contractual obligations as of March 31, 2015 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$614,442	$4,240	$17,338	$321,464	$271,400
Operating Lease Obligations (5)	5,867	1,539	3,071	1,257	—
Total	$620,309	$5,779	$20,409	$322,721	$271,400

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $170.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $4.2 million in aggregate principal amount of the 2017 Asset-Backed Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes and $17.4 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $267,000 at March 31, 2015.

(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $408,000 and $388,000 during the three months ended March 31, 2015 and 2014, respectively.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of March 31, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at March 31, 2015. As of March 31, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2015 we held investments in HT II in 37 companies with a fair value of approximately $111.2 million, accounting for approximately 9.6% of our total portfolio at March 31, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of March 31, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of March 31, 2015. As of March 31, 2015, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of March 31, 2015, we held investments in HT III in 42 companies with a fair value of approximately $288.4 million accounting for approximately 24.8% of our total portfolio at March 31, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of March 31, 2015 as a result of having sufficient capital as defined under the SBA regulations.

The rates of borrowings under various draws from the SBA beginning in March 2009 are set semiannually in March and September and range from 2.25% to 4.62%. Interest payments on SBA debentures are payable semiannually. There are no principal payments required on these issues prior to maturity and no prepayment penalties. Debentures under the SBA generally mature ten years after being borrowed. Based on the initial draw down date of March 2009, the initial maturity of SBA debentures will occur in March 2019. In addition, the SBA charges a fee that is set annually, depending on the Federal fiscal year the leverage commitment was delegated by the SBA, regardless of the date that the leverage was drawn by the SBIC. The annual fees related to HT II debentures that pooled on September 22, 2010 were 0.406% and 0.285%, depending upon the year in which the underlying commitment was closed. The annual fees on other debentures have been set at 0.906%. The annual fees related to HT III debentures that pooled on March 27, 2013 were 0.804%. The annual fees on other debentures have been set at 0.515%. The rates of borrowings on our SBA debentures range from 3.05% to 5.53% when including these annual fees.

The average amount of debentures outstanding for the three months ended March 31, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.46%. The average amount of debentures outstanding for the three months ended March 31, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.38%.

As of March 31, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at March 31, 2015, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At March 31, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding as of March 31, 2015 (unaudited) and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	March 31, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

In July 2012, we reopened our April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which included the exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

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

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal outstanding.

As of March 31, 2015 (unaudited) and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	March 31, 2015	December 31, 2014
April 2019 Notes	$84,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$170,364	$170,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the 2019Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

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

The Base Indenture, as supplemented by the Second Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the September 2019 Notes and the 2019 Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Second Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding September 2019 Notes in a series may declare such September 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The September 2019 Notes were sold pursuant to an underwriting agreement dated September 19, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

For the three months ended March 31, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stated interest expense	$2,981	$2,981
Amortization of debt issuance cost	240	240
Total interest expense and fees	$3,221	$3,221
Cash paid for interest expense and fees	$2,981	$2,981

As of March 31, 2015, we are in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes. Also, see “Subsequent Events.”

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the 2024 Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2015, we were in compliance with the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture.

At both March 31, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three months ended March 31, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stated interest expense	$1,609	$—
Amortization of debt issuance cost	83	—
Total interest expense and fees	$1,692	$—
Cash paid for interest expense and fees	$1,609	$—

2017 Asset-Backed Notes

On December 19, 2012, we completed a $230.7 million term debt securitization in connection with which an affiliate of ours made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2017 Asset-Backed Notes”), which 2017 Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The 2017 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among us, Hercules Capital Funding 2012-1, LLC as trust depositor (the “2012 Trust Depositor”), Hercules Capital Funding Trust 2012-1 as issuer (the “2012 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by

us. Interest on the 2017 Asset- Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.32% per annum. The 2017 Asset-Backed Notes have a stated maturity of December 16, 2017.

As part of this transaction, we entered into a sale and contribution agreement with the 2012 Trust Depositor under which we have agreed to sell or have contributed to the 2012 Trust Depositor certain senior loans made to certain of our portfolio companies (the “2012 Loans”). We have made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2012 Loans as of the date of their transfer to the 2012 Trust Depositor.

In connection with the sale of the 2017 Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The 2017 Asset-Backed Notes are secured obligations of the 2012 Securitization Issuer and are non-recourse to us. The 2012 Securitization Issuer also entered into an indenture governing the 2017Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2017 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2(A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2017 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2012 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provided by Section 3(c) (7) thereof. In addition, the 2012 Trust Depositor entered into an amended and restated trust agreement in respect of the 2012 Securitization Issuer, which includes customary representations, warranties and covenants.

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

At March 31, 2015 and December 31, 2014, the 2017 Asset-Backed Notes had an outstanding principal balance of $4.2 million and $16.0 million, respectively. See “Subsequent Events.”

Under the terms of the 2017 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $2.7 million and $1.2 million of restricted cash as of March 31, 2015 and December 31, 2014, respectively, funded through interest collections.

2021 Asset-Backed Notes

On November 13, 2014, we completed a $237.4 million term debt securitization in connection with which an affiliate of ours made an offer of $129.3 million in aggregate principal amount of fixed-rate asset-backed notes (the “2021 Asset-Backed Notes”), which 2021 Asset-Backed Notes were rated A(sf) by Kroll Bond Rating Agency, Inc. (“KBRA”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among us, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by us. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

As part of this transaction, we entered into a sale and contribution agreement with the 2014 Trust Depositor under which we have agreed to sell or have contributed to the 2014 Trust Depositor certain senior loans made to certain of our portfolio companies (the “2014 Loans”). We have made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2014 Loans as of the date of their transfer to the 2014 Trust Depositor.

In connection with the issuance and sale of the 2021 Asset-Backed Notes, we have made customary representations, warranties and covenants in the note purchase agreement. The 2021 Asset-Backed Notes are secured obligations of the 2014 Securitization Issuer and are non-recourse to us. The 2014 Securitization Issuer also entered into an indenture governing the 2021 Asset-Backed Notes, which includes customary representations, warranties and covenants. The 2021 Asset-Backed Notes were sold without being registered under the Securities Act (A) in the United States to “qualified institutional buyers” as defined in Rule 144A under the Securities Act and to institutional “accredited investors” (as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act) who in each case, are “qualified purchasers” as defined in Sec. 2 (A)(51) of the 1940 Act and pursuant to an exemption under the Securities Act and (B) to non-U.S. purchasers acquiring interest in the 2021 Asset-Backed Notes outside the United States in accordance with Regulation S of the Securities Act. The 2014 Securitization Issuer will not be registered under the 1940 Act in reliance on an exemption provide by Section 3(c) (7) thereof and Rule 3A-7 thereunder. In addition, the 2014 Trust Depositor entered into an amended and restated trust agreement in respect of the 2014 Securitization Issuer, which includes customary representation, warranties and covenants.

The 2014 Loans are serviced by us pursuant to a sale and servicing agreement, which contains customary representations, warranties and covenants. We perform certain servicing and administrative functions with respect to the 2014 Loans. We are entitled to receive a monthly fee from the 2014 Securitization Issuer for servicing the 2014 Loans. This servicing fee is equal to the product of one-twelfth (or in the case of the first payment date, a fraction equal to the number of days from and including October 5, 2014 through and including December 5, 2014 over 360) of 2.00% and the aggregate outstanding principal balance of the 2014 Loans plus collections on deposit in the 2014 Securitization Issuer’s collections account, as of the first day of the related collection period (the period from the 5th day of the immediately preceding calendar month through the 4th day of the calendar month in which a payment date occurs, and for the first payment date, the period from and including October 5, 2014, to the close of business on December 5, 2014).

We also serve as administrator to the 2014 Securitization Issuer under an administration agreement, which includes customary representations, warranties and covenants.

At both March 31, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

Under the terms of the 2021 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $19.2 million and $11.5 million of restricted cash as of March 31, 2015 and December 31, 2014, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. During the three months ended March 31, 2015, holders of approximately $32,000 of our Convertible Senior Notes have exercised their conversion rights. As of March 31, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.4 million

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of March 31, 2015, the conversion rate was 88.6189 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.28 per share of common stock).

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

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of March 31, 2015, approximately $57.4 million of the Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, the Convertible Senior Notes are currently not convertible for the three months ending June 30, 2015. See “Subsequent Events.”

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the three months ended March 31, 2015 and the year ended December 31, 2014 was approximately $1,000 and $1.6 million, and was classified as a component of net investment income in our Consolidated Statement of Operations.

As of March 31, 2015 (unaudited) and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Principal amount of debt	$17,642	$17,674
Original issue discount, net of accretion	(267)	(329)
Carrying value of Convertible Senior Notes	$17,375	$17,345

For the three months ended March 31, 2015 and 2014 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Stated interest expense	$215	$1,125
Accretion of original issue discount	62	271
Amortization of debt issuance cost	33	144
Total interest expense	$310	$1,540
Cash paid for interest expense	$—	$—

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three months ended March 31, 2015 and 2014. Interest expense decreased by approximately $910,000 during the three months ended March 31, 2015 from the three months ended March 31, 2014, due to Convertible Senior Notes settled between periods. As of March 31, 2015, we were in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

On August 1, 2012, we entered into an amendment to the Wells Facility that reduced the interest rate floor by 75 basis points to 4.25% and extended the maturity date by one year to August 2015. Additionally, the August 2012 amendment added an amortization period that commences on the day immediately following the end of the revolving credit availability period and ends one year thereafter on the maturity date. The August 2012 amendment also reduced the unused line fee, as further discussed below. On August 8, 2014, we entered into a further amendment to the Wells Facility to set the interest rate floor at 4.00% and to extend the revolving credit availability period to August 2017.

As amended, borrowings under the Wells Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50%, with a floor of 4.00% and an advance rate of 50% against eligible debt investments. The Wells Facility is secured by debt investments in the borrowing base. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. For the three months ended March 31, 2015 and 2014, this non-use fee was approximately $94,000 and $101,000, respectively. On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with the August 2014 amendments, we paid an additional $750,000 in structuring fees in connection with the Wells Facility which are being amortized through the end of the term of the Wells Facility.

The Wells Facility includes various financial and operating covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, LLC. As amended, these covenants require us to maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of March 31, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, including certain key man provisions and lien limitations, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2015.

At March 31, 2015 there were no borrowings outstanding on this facility. See Note 4 to our consolidated financial statements for more detail on the Wells Facility. Also, see “Subsequent Events.”

Union Bank Facility

We have a $75.0 million revolving senior secured credit facility (the “Union Bank Facility”) with MUFG Union Bank, N.A. (“MUFG Union Bank”). We originally entered into the Union Bank Facility on February 10, 2010 but, following several amendments, amended and restated the Union Bank Facility on August 14, 2014. The amendment and restatement extends the maturity date of the Union Bank Facility to August 1, 2017, increases the size of the Union Bank Facility to $75.0 million from $30.0 million, and adjusts the interest rate for LIBOR borrowings under the Union Bank Facility. LIBOR-based borrowings by us under the Union Bank Facility will bear interest at a rate per annum equal to LIBOR plus 2.25% with no floor, whereas previously we paid a per annum interest rate on such borrowings equal to LIBOR plus 2.50% with a floor of 4.00%. Other borrowings by us under the Union Bank Facility, which are based on a reference rate instead of LIBOR, will continue to bear interest at a rate per annum equal to the reference rate (which is the greater of the federal funds rate plus 1.00% and a periodically announced MUFG Union Bank index rate) plus the greater of (i) 4.00% minus the reference rate and (ii) 1.00%. We continue to have the option of determining which type of borrowing to request under the Union Bank Facility. Subject to certain conditions, the amendment also removes a previous ceiling on the amount of certain unsecured indebtedness that we may incur.

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three months ended March 31, 2015 and 2014, this non-use fee was approximately $94,000 and $37,500, respectively. The amount that we may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

We have various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that we maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of March 31, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control. We were in compliance with all covenants at March 31, 2015.

At March 31, 2015 there were no borrowings outstanding on this facility. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility.

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

During the three months ended March 31, 2015, we recorded an increase in participation liability and a decrease in unrealized appreciation by a net amount of approximately $41,000 primarily due to appreciation of fair value on the pool of warrants collateralized under the warrant participation. The remaining value of their participation right on unrealized gains in the related equity investments was approximately $142,000 as of March 31, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $2.1 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
			$10.61

*	Dividend paid in cash and stock.

On May 4, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 25, 2015 to shareholders of record as of May 18, 2015. This dividend represents our thirty-ninth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date $10.61 per share.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Of the dividends declared during the years ended December 31, 2014 and 2013, 100% were distributions of ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2015 distributions to stockholders will actually be.

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

We intend to distribute approximately $16.7 million of spillover from long term earnings from the year ended December 31, 2014 to our shareholders in 2015.

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

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation.

Valuation of Portfolio Investments

The most significant estimate inherent in the preparation of our consolidated financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

At March 31, 2015, approximately 83.7% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology at all stages of development. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

Investment Type - Level Three Debt Investments	Fair Value at March 31, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$113,110	Originated Within 6 Months	Origination Yield	10.34% - 15.43%	12.69%
	290,713	Market Comparable Companies	Hypothetical Market Yield	9.83% - 16.70%	12.76%
			Premium/(Discount)	(0.50%) - 1.00%
Technology	113,378	Originated Within 6 Months	Origination Yield	6.15% - 16.82%	14.38%
	168,727	Market Comparable Companies	Hypothetical Market Yield	6.77% - 18.01%	13.90%
			Premium/(Discount)	0.00% - 1.00%
	24,398	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Medical Devices	28,140	Originated Within 6 Months	Origination Yield	12.14% - 21.03%	14.00%
	102,363	Market Comparable Companies	Hypothetical Market Yield	11.29% - 21.87%	14.34%
			Premium/(Discount)	0.00% - 0.50%
Energy Technology	42,884	Originated Within 6 Months	Origination Yield	7.16% - 15.05%	12.04%
	51,881	Market Comparable Companies	Hypothetical Market Yield	13.33% - 23.41%	15.93%
			Premium/(Discount)	0.00 - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	19,699	Market Comparable Companies	Hypothetical Market Yield	13.59%	13.59%
			Premium/(Discount)	1.00%
	5,390	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Cost
	—	Imminent Payoffs (d)
	95,749	Debt Investments Maturing in Less than One Year
	$1,058,032	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, Diagnostic and Biotechnology Tools industries in the Consolidated Schedule of Investments.

•

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Consumer and Business Products, Information Services, and Communications and Networking industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.
•	Energy Technology, above, aligns with the Energy Technology Industry in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input s used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Debt Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$117,229	Originated Within 6 Months	Origination Yield	10.34% - 16.52%	11.76%
	237,595	Market Comparable Companies	Hypothetical Market Yield	9.75% - 17.73%	10.62%
			Premium/(Discount)	(0.50%) - 1.00%
Medical Devices	60,332	Originated Within 6 Months	Origination Yield	12.14% - 16.56%	13.69%
	60,658	Market Comparable Companies	Hypothetical Market Yield	11.64% - 22.22%	12.19%
			Premium/(Discount)	0.00% - 1.00%
	12,970	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Technology	152,645	Originated Within 6 Months	Origination Yield	10.54% - 20.02%	14.08%
	80,835	Market Comparable Companies	Hypothetical Market Yield	6.95% - 15.50%	13.01%
			Premium/(Discount)	0.00% - 0.50%
	27,159	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 90.00%
Energy Technology	4,437	Originated Within 6 Months	Origination Yield	13.85% - 21.57%	19.00%
	52,949	Market Comparable Companies	Hypothetical Market Yield	13.20% - 16.62%	15.41%
			Premium/(Discount)	0.00% - 1.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	2,962	Originated Within 6 Months	Origination Yield	14.04%	14.04%
	59,254	Market Comparable Companies	Hypothetical Market Yield	11.91% - 15.33%	13.98%
			Premium/(Discount)	0.00% - 0.50%
	4,096	Liquidation(c)	Probability weighting of alternative outcomes	45.00% - 55.00%

		Debt Investments Where Fair Value Approximates Cost
	9,318	Imminent Payoffs (d)
	39,867	Debt Investments Maturing in Less than One Year
	$923,906	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation would result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

•

Pharmaceuticals, above, is comprised of debt investments in the Specialty Pharmaceuticals, Drug Discovery and Development, Drug Delivery, Diagnostic and Biotechnology Tools industries in the Consolidated Schedule of Investments.

•	Medical Devices, above, is comprised of debt investments in the Surgical Devices, Medical Devices and Equipment and Biotechnology Tools industries in the Consolidated Schedule of Investments.
•

Technology, above, is comprised of debt investments in the Software, Semiconductors, Internet Consumer and Business Services, Consumer and Business Products, Information Services, and Communications and Networking industries in the Consolidated Schedule of Investments.

•	Energy Technology, above, aligns with the Energy Technology Industry in the Consolidated Schedule of Investments.
•

Lower Middle Market, above, is comprised of debt investments in the Communications and Networking, Electronics and Computer Hardware, Healthcare Services - Other, Information Services, Internet Consumer and Business Services, Media/Content/Info, and Specialty Pharmaceuticals industries in the Consolidated Schedule of Investments.

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input s used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at March 31, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,500	Market Comparable Companies	EBITDA Multiple (b)	4.5x - 21.6x	8.8x
			Revenue Multiple (b)	0.8x - 3.8x	2.6x
			Discount for Lack of Marketability (c)	6.11% - 30.04%	15.93%
			Average Industry Volatility (d)	32.52% - 94.47%	66.80%
			Risk-Free Interest Rate	0.17% - 0.85%	0.24%
			Estimated Time to Exit (in months)	8 - 35	11
	18,956	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.95% - 87.97%	66.97%
			Risk-Free Interest Rate	0.23% - 1.32%	0.61%
			Estimated Time to Exit (in months)	11 - 41	20
Warrant Investments	10,760	Market Comparable Companies	EBITDA Multiple (b)	5.7x - 81.9x	20.6x
			Revenue Multiple (b)	0.3x - 14.2x	4.0x
			Discount for Lack of Marketability (c)	12.85% - 36.52%	22.77%
			Average Industry Volatility (d)	43.78% - 75.78%	57.20%
			Risk-Free Interest Rate	0.17% - 1.10%	0.49%
			Estimated Time to Exit (in months)	8 - 47	21
	13,975	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	29.95% - 105.34%	68.29%
			Risk-Free Interest Rate	0.17% - 2.95%	0.78%
			Estimated Time to Exit (in months)	8 - 50	26
Total Level Three Warrant and Equity Investments	$56,191

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model ("OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,249	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 23.4x	8.5x
			Revenue Multiple (b)	0.9x - 3.6x	2.6x
			Discount for Lack of Marketability (c)	5.67% - 35.45%	15.95%
			Average Industry Volatility (d)	48.10% - 95.18%	62.78%
			Risk-Free Interest Rate	0.22% - 0.83%	0.24%
			Estimated Time to Exit (in months)	10 - 28	11
	46,686	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	38.95% - 84.30%	55.0%
			Risk-Free Interest Rate	0.10% - 1.32%	0.2%
			Estimated Time to Exit (in months)	6 - 43	10
Warrant Investments	9,725	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 98.9x	16.6x
			Revenue Multiple (b)	0.3x - 15.7x	4.3x
			Discount for Lack of Marketability (c)	12.12% - 35.50%	22.1%
			Average Industry Volatility (d)	37.70% - 108.86%	67.2%
			Risk-Free Interest Rate	0.22% - 1.34%	0.8%
			Estimated Time to Exit (in months)	10 - 47	27
	12,198	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	32.85% - 99.81%	67.6%
			Risk-Free Interest Rate	0.21% - 2.95%	0.9%
			Estimated Time to Exit (in months)	10 - 48	28
Total Level Three Warrant and Equity Investments	$80,858

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model ("OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation would result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

In making a good faith determination of the value of our investments, we generally start with the cost basis of the investment, which includes the value attributed to the Original Issue Discount (“OID”), if any, and PIK interest or other receivables which have been accrued to principal as earned. We then apply the valuation methods as set forth below.

We apply a procedure for debt investments that assumes the sale of each investment in a hypothetical market to a hypothetical market participant where buyers and sellers are willing participants. The hypothetical market does not include scenarios where the underlying security was simply repaid or extinguished, but includes an exit concept. We determine the yield at inception for each debt investment. We then use senior secured, leveraged loan yields provided by third party providers to determine the change in market yields between inception of the debt security and the measurement date. Industry specific indices are used to benchmark/assess market based movements.

Under this process, we also evaluate the collateral for recoverability of the debt investments. We consider each portfolio company’s credit rating, security liens and other characteristics of the investment to adjust the baseline yield to derive a credit adjusted hypothetical yield for each investment as of the measurement date. The anticipated future cash flows from each investment are then discounted at the hypothetical yield to estimate each investment’s fair value as of the measurement date.

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

We estimate the fair value of warrants using a Black Scholes Option Pricing Model (“OPM”). At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and equity related securities. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At March 31, 2015, we had four debt investments on non-accrual with a cumulative cost and approximate fair value of $34.0 million and $12.0 million, respectively, compared to four debt investments on non-accrual at December 31, 2014 a cumulative cost and approximate fair market value of $28.9 million and $10.6 million, respectively.

Paid-In-Kind and End of Term Income

Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $907,000 and $852,000 in PIK income during the three months ended March 31, 2015 and 2014, respectively.

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

We intend to distribute approximately $16.7 million of spillover from long term earnings from the year ended December 31, 2014 to our shareholders in 2015.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. We are currently assessing the additional disclosure requirements. ASU 2015-02 is effective for public business entities for annual reporting periods beginning after December 15, 2016.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The Company is currently assessing the additional disclosure requirements. ASU 2015-03 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.

Subsequent Events

Dividend Declaration

On May 4, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on May 25, 2015 to shareholders of record as of May 18, 2015. This dividend represents our thirty-ninth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $10.61 per share.

2017 Asset-Backed Notes Repayment

In February 2015, changes in the payment schedule of obligors in the 2017 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2017 Asset-Backed Notes. Due to this Event, the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015.

April 2019 Notes – Redemption

In April 2015 we redeemed $20.0 million of the $84.5 million in issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. We currently intend to make additional redemptions on the April 2019 Notes throughout the 2015 calendar year, depending on our anticipated cash needs. We will provide notice for and complete all redemptions in compliance with the terms of the Base Indenture, as supplemented by the First Supplemental Indenture.

Convertible Senior Notes

The Convertible Senior Notes are convertible into shares of our common stock beginning October 15, 2015, or, under certain circumstances, earlier. Upon conversion of the Convertible Senior Notes, we have the choice to pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The current conversion price of the Convertible Senior Notes is approximately $11.28 per share of common stock, in each case subject to adjustment in certain circumstances. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, the Convertible Senior Notes are currently not convertible for the three months ending June 30, 2015.

At March 31, 2015 approximately $38,000 of the Convertible Senior Notes were converting pursuant to the conversion procedures as set forth in the Indenture, and were settled in April 2015 with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 614 shares of our common stock. No additional notes are converting as of May 4, 2015 and no further settlements will be made prior to July 1, 2015.

Amendment to Wells Facility

In May 2015, we entered into a further amendment to the Wells Facility to remove the interest rate floor and to reduce the LIBOR rate margin by 25 basis points to 3.25%.

Amendment to Charter

Effective as of April 6, 2015, we amended our charter to increase the number of shares of common stock we are authorized to issue from 100,000,000 to 200,000,000. We effected the increase in authorized shares by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland.

Amendment to 2004 Equity Incentive Plan

At our 2015 Annual Meeting of stockholders, our stockholders will vote on whether to approve an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 4.0 million shares.

Closed and Pending Commitments

As of May 4, 2015, Hercules has:

a.	Closed debt and equity commitments of approximately $31.4 million to new and existing portfolio companies.
b.	Pending commitments (signed non-binding term sheets) of approximately $162.4 million. The table below summarizes our year-to-date closed and pending commitments as follows:

Closed Commitments and Pending Commitments (in millions)
January 1 - March 31, 2015 Closed Commitments	$271.9
Q2-15 Closed Commitments (as of May 4, 2015)	$31.4
Total Year-to-date 2015 Closed Commitments (a)	$303.3
Pending Commitments (as of May 4, 2015)(b)	$162.4
Year to date 2015 Closed and Pending Commitments	$465.7

Notes:

a.

Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of May 4, 2015, we held warrants or equity positions in five companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Gelesis, Inc., Good Technology, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In April 2015, our portfolio company ViewRay, Inc. formally withdrew its Form S-1 with the SEC, which had been on file as of March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of March 31, 2015, approximately 97.3% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Increase(1)	Income	Expense	Income
100	$7,471	$—	$7,471
200	$13,525	$—	$13,525
300	$25,333	$—	$25,333
400	$35,155	$—	$35,155
500	$44,143	$—	$44,143

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the three months ended March 31, 2015 we did not engage in interest rate hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes and 2021 Asset-Backed Notes that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2017 Asset-Backed Notes and 2021 Asset-Backed Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 2, 2015.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at March 31, 2015 that represent greater than 5% of our net assets:

	March 31, 2015
(in thousands)	Fair Value	Percentage of Net Assets
Sungevity Development, LLC.	$40,883	5.4%
Merrimack Pharmaceuticals, Inc.	$40,515	5.3%

Sungevity Development, LLC. is a global residential solar energy provider focused on making it easy and affordable for homeowners to benefit from solar power.

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

During the three month period ended March 31, 2015, we issued approximately 40,084 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $562,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

On May 6, 2015, Hercules Technology Growth Capital, Inc. (the “Company”), through a special purpose wholly-owned subsidiary of the Company, Hercules Funding II LLC, amended its credit facility with Wells Fargo Capital Finance, LLC (“WFCF”) under which WFCF has committed $75.0 million in initial credit capacity. The facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million. The amendment reduces the interest rate per annum on LIBOR rate borrowings from LIBOR plus 3.50 % to LIBOR plus 3.25% and eliminates the interest rate floors on borrowings. The amendment is effective as of May 6, 2015.

Under the credit facility, as amended, LIBOR rate borrowings will bear interest at a rate per annum equal to LIBOR plus 3.25%, with no interest rate floor.  The advance rate for eligible debt investments under the credit facility is 50%. The credit facility requires payment of a monthly non-use fee of the average monthly outstanding balance to a scale of 0.0% to 0.50% of the average monthly outstanding balance. The monthly payment of a non-use fee thereafter shall depend on the average balance that was outstanding on a scale between 0.0% and 0.50%. The credit facility generally requires payment of interest on a monthly basis. All outstanding principal is due upon maturity.

The credit facility also contains an accordion feature which allows the Company to increase the credit line up to an aggregate amount of $300.0 million funded by additional lenders who may join the facility and with the agreement of WFCF and subject to other customary conditions. There can be no assurances that additional lenders will join the new credit facility.

The credit facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, including certain key-man provisions and lien limitations, bankruptcy events and change of control. The credit facility also includes various financial and operating covenants applicable to the Company and its subsidiaries. The covenants require, among other things, that the Company maintain certain financial ratios and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014.

The foregoing description of the credit facility does not purport to be complete and is qualified in its entirety by reference to the full text of the loan and security agreement, as amended, attached hereto as Exhibit 10.1.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.1	Seventh Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of May 6, 2015.*
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: May 7, 2015	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: May 7, 2015	/S/ JESSICA BARON
Jessica Baron
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Seventh Amendment to Loan and Security Agreement by and among Hercules Funding II, LLC and Wells Fargo Capital Finance, LLC (f/k/a Wells Fargo Foothill, LLC), dated as of May 6, 2015.*
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.