Form 10-Q
period 2015-06-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2015-08-06
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

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

On August 3, 2015, there were 72,439,850 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	June 30, 2015	December 31, 2014
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,245,406 and $1,019,799, respectively)	$1,228,202	$1,012,738
Affiliate investments (cost of $15,600 and $15,538, respectively)	10,453	7,999
Total investments, at value (cost of $1,261,006 and $1,035,337, respectively)	1,238,655	1,020,737
Cash and cash equivalents	115,987	227,116
Restricted cash	11,810	12,660
Interest receivable	9,226	9,453
Other assets	20,875	29,257
Total assets	$1,396,553	$1,299,223

Liabilities
Accounts payable and accrued liabilities	$12,977	$14,101
Long-term Liabilities (Convertible Senior Notes)	17,399	17,345
Wells Facility	49,622	—
2017 Asset-Backed Notes	—	16,049
2021 Asset-Backed Notes	129,300	129,300
2019 Notes	150,364	170,364
2024 Notes	103,000	103,000
Long-term SBA Debentures	190,200	190,200
Total liabilities	$652,862	$640,359

Net assets consist of:
Common stock, par value	73	65
Capital in excess of par value	760,148	657,233
Unrealized depreciation on investments(1)	(24,238)	(17,076)
Accumulated realized gains on investments	16,137	14,079
Undistributed net investment income (Distributions in excess of net investment income)	(8,429)	4,563
Total net assets	$743,691	$658,864
Total liabilities and net assets	$1,396,553	$1,299,223

Shares of common stock outstanding ($0.001 par value, 200,000,000 and 100,000,000 authorized, respectively)	72,493	64,715
Net asset value per share	$10.26	$10.18

(1)

Amounts includes $1.9 million in net unrealized depreciation on investments, other assets, and accrued liabilities including escrow receivables, estimated taxes payable, and Citigroup warrant participation agreement liabilities.

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

(Dollars in thousands)	June 30, 2015	December 31, 2014
Assets
Restricted Cash	$11,810	$12,660
Total investments, at value (cost of $226,338 and $296,314, respectively)	224,710	291,464
Total assets	$236,520	$304,124

Liabilities
Asset-Backed Notes	$129,300	$145,349
Total liabilities	$129,300	$145,349

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income
Non-Control/Non-Affiliate investments	$35,144	$30,384	$65,605	$59,766
Affiliate investments	96	152	195	1,616
Total interest income	35,240	30,536	65,800	61,382
Fees
Non-Control/Non-Affiliate investments	2,886	3,454	4,819	8,366
Affiliate investments	—	11	1	23
Total fees	2,886	3,465	4,820	8,389
Total investment income	38,126	34,001	70,620	69,771
Operating expenses:
Interest	7,571	6,534	15,425	13,682
Loan fees	1,580	1,091	3,093	3,167
General and administrative	4,069	2,126	7,687	4,587
Employee Compensation:
Compensation and benefits	5,857	3,233	9,653	7,454
Stock-based compensation	2,267	2,466	4,987	4,026
Total employee compensation	8,124	5,699	14,640	11,480
Total operating expenses	21,344	15,450	40,845	32,916
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	(1)	—	(1)	—
Net investment income	16,781	18,551	29,774	36,855
Net realized gain (loss) on investments
Non-Control/Non-Affiliate investments	(1,254)	2,470	2,058	7,343
Total net realized gain (loss) on investments	(1,254)	2,470	2,058	7,343
Net increase in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	(12,854)	(4,378)	(9,554)	(5,418)
Affiliate investments	79	(3,452)	2,392	(3,404)
Total net unrealized appreciation (depreciation) on investments	(12,775)	(7,830)	(7,162)	(8,822)

Total net realized and unrealized gain (loss)	(14,029)	(5,360)	(5,104)	(1,479)
Net increase in net assets resulting from operations	$2,752	$13,191	$24,670	$35,376

Net investment income before investment gains and losses per common share:
Basic	$0.23	$0.30	$0.43	$0.59
Change in net assets per common share:
Basic	$0.03	$0.21	$0.35	$0.57
Diluted	$0.03	$0.20	$0.35	$0.55
Weighted average shares outstanding
Basic	71,368	61,089	67,596	60,980
Diluted	71,593	62,588	67,901	62,642
Dividends declared per common share:
Basic	$0.31	$0.31	$0.62	$0.62

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						net investment
						income/
				Unrealized	Accumulated	(Distributions	Provision for
			Capital in	Appreciation	Realized	in excess of	Income Taxes
	Common Stock		excess	(Depreciation)	Gains (Losses)	investment	on Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	income)	Gains	Assets
Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase (decrease) in net assets resulting from operations	—	—	—	(8,822)	7,343	36,855	—	35,376
Public offering, net of offering expenses	650	1	9,457	—	—	—	—	9,458
Issuance of common stock due to stock option exercises	104	—	1,342	—	—	—	—	1,342
Retired shares from net issuance	(82)	—	(1,237)	—	—	—	—	(1,237)
Issuance of common stock under restricted stock plan	982	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(285)	—	(2,207)	—	—	—	—	(2,207)
Issuance of common stock as stock dividend	45	—	664	—	—	—	—	664
Dividends distributed	—	—	—	—	—	(38,555)	—	(38,555)
Stock-based compensation	—	—	4,061	—	—	—	—	4,061
Balance at June 30, 2014	63,251	$64	$668,673	$(5,224)	$(7,897)	$3,635	$(342)	$658,909

Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	—	—	(7,162)	2,058	29,774	—	24,670
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Issuance of common stock due to stock option exercises	36	—	428	—	—	—	—	428
Retired shares from net issuance	(28)	—	(423)	—	—	—	—	(423)
Issuance of common stock under restricted stock plan	603	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(514)	(1)	(3,399)	—	—	—	—	(3,400)
Issuance of common stock as stock dividend	90	—	1,199	—	—	—	—	1,199
Dividends distributed	—	—	—	—	—	(42,766)	—	(42,766)
Stock-based compensation	—	—	5,027	—	—	—	—	5,027
Balance at June 30, 2015	72,493	$73	$760,148	$(24,238)	$16,137	$(8,087)	$(342)	$743,691

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Six Months Ended June 30,
Cash flows from operating activities:	2015	2014
Net increase in net assets resulting from operations	$24,670	$35,376
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(373,422)	(286,837)
Principal and fee payments received on investments	154,208	204,966
Proceeds from the sale of investments	7,494	10,271
Net unrealized depreciation on investments	7,162	8,822
Net realized gain on investments	(2,058)	(7,343)
Accretion of paid-in-kind principal	(1,584)	(1,337)
Accretion of loan discounts	(3,412)	(5,170)
Accretion of loan discount on Convertible Senior Notes	123	541
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	1	—
Payment of loan discount on Convertible Senior Notes	(5)	—
Accretion of loan exit fees	(6,624)	(6,091)
Change in deferred loan origination revenue	1,758	(349)
Unearned fees related to unfunded commitments	1,074	(598)
Amortization of debt fees and issuance costs	2,669	2,889
Depreciation	111	106
Stock-based compensation and amortization of restricted stock grants	5,027	4,061
Change in operating assets and liabilities:
Interest and fees receivable	227	262
Prepaid expenses and other assets	2,744	(2,410)
Accounts payable	(732)	571
Accrued liabilities	200	(4,849)
Net cash provided by (used in) operating activities	(180,369)	(47,119)

Cash flows from investing activities:
Purchases of capital equipment	(80)	(57)
Reduction of (investment in) restricted cash	850	2,780
Net cash provided by (used in) investing activities	770	2,723

Cash flows from financing activities:
Issuance of common stock, net	100,092	9,873
Issuance (retirement) of employee shares	(3,395)	(2,102)
Dividends paid	(41,567)	(37,891)
Repayments of 2019 Notes Payable	(20,000)	—
Repayments of 2017 Asset-Backed Notes	(16,049)	(43,010)
Repayments of Long-Term SBA Debentures	—	(34,800)
Borrowings of credit facilities	50,000	—
Repayments of credit facilities	(378)	—
Cash Paid for redemption of Convertible Senior Notes	(65)	—
Fees paid for credit facilities and debentures	(168)	(34)
Net cash provided by (used in) financing activities	68,470	(107,964)
Net decrease in cash and cash equivalents	(111,129)	(152,360)
Cash and cash equivalents at beginning of period	227,116	268,368
Cash and cash equivalents at end of period	$115,987	$116,008

Supplemental non-cash investing and financing activities:
Dividends Reinvested	$1,199	$664
Paid-in-kind Principal	$2,012	$1,365

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Debt Investment
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc. (10)(12)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%, 7.45% Exit Fee	$10,440	$10,788	$6,352
SkyCross, Inc. (11)(12)(13)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, PIK Interest 5.00%, 7.60% Exit Fee	$22,000	21,781	19,594
Subtotal: 1-5 Years Maturity						32,569	25,946
Subtotal: Communications & Networking (3.49%)*						32,569	25,946
Consumer & Business Products
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation) (11)(13)	Consumer & Business Products	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$1,033	1,033	1,033
Subtotal: Under 1 Year Maturity						1,033	1,033
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (11)(12)(13)(16)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.50%, 5.65% Exit Fee	$4,892	4,870	4,967
Fluc, Inc. (8)	Consumer & Business Products	Convertible Debt	March 2017	Interest rate FIXED 4.00%	$100	100	—
IronPlanet, Inc. (12)	Consumer & Business Products	Senior Secured	November 2017	Interest rate PRIME + 6.20% or Floor rate of 9.45%, 9.45% Exit Fee	$37,500	37,508	37,306
The Neat Company(11)(12)(13)	Consumer & Business Products	Senior Secured	September 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, PIK Interest 1.00%, 3.00% Exit Fee	$18,414	18,079	18,079
Subtotal: 1-5 Years Maturity						60,557	60,352
Subtotal: Consumer & Business Products (8.25%)*						61,590	61,385
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (9)(10)(12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 3.85% or Floor rate of 9.10%, 4.25% Exit Fee	$22,760	22,964	23,124
Agile Therapeutics, Inc (10)(12)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 3.70% Exit Fee	$16,500	16,009	16,009
BIND Therapeutics, Inc. (12)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 5.10% or Floor rate of 8.35%, 6.11% Exit Fee	$15,000	14,893	14,944
BioQuiddity Incorporated (10)(12)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%, 6.00% Exit Fee	$10,000	10,024	10,094
Celator Pharmaceuticals, Inc. (10)(12)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 3.95% Exit Fee	$15,000	14,909	14,945
Celsion Corporation (10)(12)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%, 3.50% Exit Fee	$8,223	8,257	8,376
Dance Biopharm, Inc. (12)(13)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%, 4.00% Exit Fee	$3,321	3,342	3,349
Edge Therapeutics, Inc. (10)(12)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 5.95% or Floor rate of 9.95%, 1.50% Exit Fee	$6,000	5,920	5,844
Egalet Corporation (12)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%, 3.85% Exit Fee	$15,000	14,853	15,040
Neos Therapeutics, Inc. (12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 4.25% Exit Fee	$5,000	4,898	4,948
	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 4.25% Exit Fee	$10,000	9,914	10,014
	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 9.00%, 2.13% Exit Fee	$10,000	10,000	9,927
Total Neos Therapeutics, Inc.					$25,000	24,812	24,889
Pulmatrix Inc. (8)(12)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 3.50% Exit Fee	$7,000	6,786	6,786
ZP Opco, Inc (pka Zosano Pharma) (10)(12)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 2.87% Exit Fee	$15,000	14,789	14,898
Subtotal: 1-5 Years Maturity						157,558	158,298
Subtotal: Drug Delivery (21.29%)*						157,558	158,298

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Drug Discovery & Development
Under 1 Year Maturity
Aveo Pharmaceuticals, Inc. (9)(13)	Drug Discovery & Development	Senior Secured	December 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$6,018	$6,018	$6,018
Concert Pharmaceuticals, Inc. (10)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$2,954	2,950	2,950
Insmed, Incorporated (10)(12)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25%, 1.95% Exit Fee	$25,000	25,097	25,097
Subtotal: Under 1 Year Maturity						34,065	34,065
1-5 Years Maturity
Aveo Pharmaceuticals, Inc. (9)(12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 6.65% or Floor rate of 11.90%, 5.40% Exit Fee	$10,000	9,930	9,975
Celladon Corporation (12)(13)	Drug Discovery & Development	Senior Secured	February 2018	Interest rate PRIME + 5.00% or Floor rate of 8.25%, 7.00% Exit Fee	$10,000	10,193	10,193
Cempra, Inc. (10)(12)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 6.30% or Floor rate of 9.55%, 2.00% Exit Fee	$17,557	17,630	17,630
Cerecor Inc. (12)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 2.50% Exit Fee	$7,247	7,196	7,181
Cerulean Pharma Inc. (12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 4.05% or Floor rate of 7.30%, 6.70% Exit Fee	$15,000	14,860	14,860
Cleveland BioLabs, Inc. (12)(13)	Drug Discovery & Development	Senior Secured	January 2017	Interest rate LIBOR + 6.20% or Floor rate of 10.45%, 5.50% Exit Fee	$1,518	1,783	1,761
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (10)(12)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 8.50% Exit Fee	$20,000	20,588	20,603
Dynavax Technologies (9)(12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 8.40% Exit Fee	$10,000	10,074	10,115
Epirus Biopharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$15,000	14,672	14,896
Genocea Biosciences, Inc. (10)(12)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 4.00% or Floor rate of 7.25%, 4.95% Exit Fee	$12,000	11,970	11,888
Melinta Therapeutics (12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 8.25%, 3.50% Exit Fee	$20,000	19,592	19,729
Merrimack Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	November 2018	Interest rate PRIME + 7.30% or Floor rate of 10.55%, 3.00% Exit Fee	$40,000	40,569	40,569
Neothetics, Inc. (p.k.a. Lithera, Inc) (12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 3.00% Exit Fee	$10,000	9,857	9,865
Neuralstem, Inc. (12)(13)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 6.00% Exit Fee	$9,489	9,448	9,605
uniQure B.V. (4)(9)(10)(12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%, 2.98% Exit Fee	$20,000	19,905	19,984
XOMA Corporation (9)(12)(13)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%, 5.75% Exit Fee	$20,000	19,676	19,676
Subtotal: 1-5 Years Maturity						237,943	238,530
Subtotal: Drug Discovery & Development (36.65%)*						272,008	272,595
Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc. (7)(11)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate LIBOR + 8.75% or Floor rate of 12.00%, PIK Interest 4.00%	$267	180	—
Subtotal: 1-5 Years Maturity						180	—
Subtotal: Electronics & Computer Hardware (0.00%)*						180	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Energy Technology
Under 1 Year Maturity
Fluidic, Inc. (10)(12)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%, 3.00% Exit Fee	$2,270	$2,392	$2,392
Polyera Corporation (12)(13)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 4.25% Exit Fee	$2,492	2,706	2,706
Stion Corporation (5)(12)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%, 3.00% Exit Fee	$3,055	3,055	1,600
Sungevity Development, LLC	Energy Technology	Senior Secured	April 2016	Interest rate PRIME + 3.70% or Floor rate 6.95%	$17,214	17,214	17,214
TAS Energy, Inc. (10)(12)	Energy Technology	Senior Secured	December 2015	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 1.67% Exit Fee	$4,153	4,344	4,344
Subtotal: Under 1 Year Maturity						29,711	28,256
1-5 Years Maturity
Agrivida, Inc. (12)(13)	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 5.00% Exit Fee	$4,362	4,549	4,497
American Superconductor Corporation (10)(12)	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%, 5.00% Exit Fee	$5,667	6,020	5,965
	Energy Technology	Senior Secured	June 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 5.00% Exit Fee	$1,500	1,472	1,476
Total American Superconductor Corporation					$7,167	7,492	7,441
Amyris, Inc. (9)(12)	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 10.00% Exit Fee	$22,909	22,909	23,138
	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%, 10.00% Exit Fee	$4,578	4,578	4,624
Total Amyris, Inc.					$27,487	27,487	27,762
Modumetal, Inc. (12)	Energy Technology	Senior Secured	March 2017	Interest rate PRIME + 11.20% or Floor rate of 14.45%, 8.82% Exit Fee	$2,412	2,534	2,606
Polyera Corporation (12)(13)	Energy Technology	Senior Secured	April 2018	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 3.45% Exit Fee	$3,000	2,933	2,933
Proterra, Inc. (12)	Energy Technology	Senior Secured	June 2018	Interest rate PRIME + 6.95% or Floor rate of 10.20%, 5.95% Exit Fee	$20,000	19,788	19,788
Sungevity Development, LLC (12)	Energy Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate 6.95%, 9.95% Exit Fee	$25,000	24,397	24,820
Tendril Networks (12)	Energy Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%, 10.45% Exit Fee	$10,000	9,671	9,671
Subtotal: 1-5 Years Maturity						98,851	99,518
Subtotal: Energy Technology (17.18%)*						128,562	127,774
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation (12)(13)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 3.75% Exit Fee	$5,000	4,820	4,877
InstaMed Communications, LLC (12)(13)	Healthcare Services, Other	Senior Secured	March 2018	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 7.62% Exit Fee	$5,000	5,081	5,071
Subtotal: 1-5 Years Maturity						9,901	9,948
Subtotal: Healthcare Services, Other (1.34%)*						9,901	9,948
Information Services
Under 1 Year Maturity
Eccentex Corporation (12)(15)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 1.50% Exit Fee	$13	28	28
Subtotal: Under 1 Year Maturity						28	28
1-5 Years Maturity
INMOBI Inc. (4)(9)(11)(12)	Information Services	Senior Secured	December 2016	Interest rate PRIME + 7.00% or Floor rate of 10.25%	$14,612	14,612	14,612
	Information Services	Senior Secured	December 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%, PIK Interest 2.50%, 4.00% Exit Fee	$15,203	15,196	15,225
Total INMOBI Inc.					$29,815	29,808	29,837
InXpo, Inc. (12)(13)	Information Services	Senior Secured	October 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%, 3.00% Exit Fee	$1,713	1,736	1,740
Subtotal: 1-5 Years Maturity						31,544	31,577
Subtotal: Information Services (4.25%)*						31,572	31,605

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Internet Consumer & Business Services
Under 1 Year Maturity
Education Dynamics, LLC (11)(13)	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate LIBOR + 12.50% or Floor rate of 12.50%, PIK Interest 1.50%	$20,719	$20,709	$20,709
Gazelle, Inc.(11)	Internet Consumer & Business Services	Senior Secured	December 2015	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$437	437	437
NetPlenish (7)(8)(13)	Internet Consumer & Business Services	Convertible Debt	April 2016	Interest rate FIXED 10.00%	$429	421	—
Tectura Corporation (7)(11)(14)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$8,770	8,770	3,881
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	249
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	2,212
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,468	2,862
Total Tectura Corporation					$20,801	20,801	9,204
Subtotal: Under 1 Year Maturity						42,368	30,350
1-5 Years Maturity
Aria Systems, Inc. (11)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,001	1,971	1,971
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$8,004	7,882	7,882
Total Aria Systems, Inc.					$10,005	9,853	9,853
Gazelle, Inc. (11)	Internet Consumer & Business Services	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 2.50%	$13,736	13,604	13,639
Just Fabulous, Inc. (10)(12)	Internet Consumer & Business Services	Senior Secured	February 2017	Interest rate PRIME + 8.25% or Floor rate of 11.50%, 3.00% Exit Fee	$15,000	14,817	14,817
Lightspeed POS, Inc. (4)(9)(10)	Internet Consumer & Business Services	Senior Secured	May 2018	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$5,000	4,972	4,998
ReachLocal (12)	Internet Consumer & Business Services	Senior Secured	April 2018	Interest rate PRIME + 8.50% or Floor rate of 11.75%, 5.90% Exit Fee	$25,000	24,687	24,687
Reply! Inc. (7)(11)	Internet Consumer & Business Services	Senior Secured	March 2019	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$6,240	5,872	3,308
	Internet Consumer & Business Services	Senior Secured	March 2019	PIK Interest 2.00%	$5,964	5,964	3,360
Total Reply! Inc.					$12,204	11,836	6,668
Tapjoy, Inc. (12)	Internet Consumer & Business Services	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 0.50% Exit Fee	$20,000	19,571	19,553
WaveMarket, Inc. (12)	Internet Consumer & Business Services	Senior Secured	March 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 1.00% Exit Fee	$236	238	242
Subtotal: 1-5 Years Maturity						99,578	94,457
Subtotal: Internet Consumer & Business Services (16.78%)*						141,946	124,807
Media/Content/Info
Under 1 Year Maturity
Zoom Media Group, Inc. (10)(11)	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 3.75%	$1,521	1,508	1,508
	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,060	5,060	5,060
Total Zoom Media Group, Inc.					$6,581	6,568	6,568
Subtotal: Under 1 Year Maturity						6,568	6,568
1-5 Years Maturity
Machine Zone, Inc. (11)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 3.50% or Floor rate of 6.75%, PIK Interest 3.00%	$30,018	29,287	29,287
Rhapsody International, Inc. (10)(11)(13)	Media/Content/Info	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 9.00%, PIK interest 1.50%	$19,392	19,050	19,052
Subtotal: 1-5 Years Maturity						48,337	48,339
Subtotal: Media/Content/Info (7.38%)*						54,905	54,907

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Medical Devices & Equipment
Under 1 Year Maturity
Medrobotics Corporation (12)(13)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%, 3.25% Exit Fee	$1,657	$1,791	$1,791
SonaCare Medical, LLC (p.k.a. US HIFU, LLC) (12)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 6.80% Exit Fee	$729	1,113	1,113
Subtotal: Under 1 Year Maturity						2,904	2,904
1-5 Years Maturity
Amedica Corporation (8)(12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 7.25% Exit Fee	$20,000	20,131	17,015
Aspire Bariatrics, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	April 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%, 8.04% Exit Fee	$4,000	3,675	3,675
Avedro, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%, 3.50% Exit Fee	$12,500	12,190	12,030
Flowonix Medical Incorporated (12)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 5.25% or Floor rate of 10.00%, 5.00% Exit Fee	$15,000	14,865	14,936
Gamma Medica, Inc. (10)(12)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.00% Exit Fee	$4,000	3,942	3,944
InspireMD, Inc. (4)(9)(12)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$6,963	7,205	7,150
nContact Surgical, Inc (12)(13)	Medical Devices & Equipment	Senior Secured	November 2018	Interest rate PRIME + 9.25% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	9,833	9,845
Quanterix Corporation (10)(12)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 4.00% Exit Fee	$10,000	9,903	9,963
SynergEyes, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 4.80% Exit Fee	$5,000	5,143	5,118
Subtotal: 1-5 Years Maturity						86,887	83,676
Subtotal: Medical Devices & Equipment (11.64%)*						89,791	86,580
Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation (12)(13)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%, 6.50% Exit Fee	$5,000	4,929	4,929
Avnera Corporation (10)(12)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%, 3.50% Exit Fee	$7,500	7,442	7,535
Subtotal: 1-5 Years Maturity						12,371	12,464
Subtotal: Semiconductors (1.68%)*						12,371	12,464

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Software
Under 1 Year Maturity
CareCloud Corporation (13)	Software	Senior Secured	July 2015	Interest rate PRIME + 1.40% or Floor rate of 4.65%	$3,000	$3,000	$3,000
Clickfox, Inc. (12)(13)	Software	Senior Secured	August 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%, 5.00% Exit Fee	$3,000	3,108	3,108
	Software	Senior Secured	July 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	2,000	2,000
Total Clickfox, Inc.					$5,000	5,108	5,108
Mobile Posse, Inc.(13)	Software	Senior Secured	June 2016	Interest rate PRIME + 2.00% or Floor rate of 5.25%	$1,000	1,000	1,000
Neos Geosolutions, Inc. (12)(13)	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%, 4.25% Exit Fee	$1,552	1,701	1,701
Subtotal: Under 1 Year Maturity						10,809	10,809
1-5 Years Maturity
CareCloud Corporation (12)(13)	Software	Senior Secured	July 2017	Interest rate PRIME + 5.50% or Floor rate of 8.75%, 12.00% Exit Fee	$3,000	2,966	2,947
	Software	Senior Secured	July 2017	Interest rate PRIME + 5.50% or Floor rate of 8.75%, 2.95% Exit Fee	$10,000	9,934	9,932
	Software	Senior Secured	January 2018	Interest rate PRIME + 1.70% or Floor rate of 4.95%, 2.95% Exit Fee	$3,000	2,971	2,949
	Software	Senior Secured	December 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%, 12.00% Exit Fee	$202	206	204
Total Carecloud Corporation					$16,202	16,077	16,032
Clickfox, Inc. (12)(13)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%, 3.50% Exit Fee	$6,000	5,930	5,724
Druva, Inc. (12)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%, 6.50% Exit Fee	$9,000	8,961	8,961
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.) (7)(11)(12)(13)(16)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%, PIK Interest 6.50%, 5.07% Exit Fee	$12,803	12,903	7,089
Message Systems, Inc. (13)	Software	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$17,500	17,030	17,030
	Software	Senior Secured	February 2017	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$1,618	1,618	1,618
Total Message Systems, Inc.					$19,118	18,648	18,648
Mobile Posse, Inc. (12)(13)	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%, 2.00% Exit Fee	$2,273	2,310	2,333
RedSeal Inc. (12)(13)	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 3.95% Exit Fee	$5,000	4,943	4,943
Soasta, Inc. (12)(13)	Software	Senior Secured	February 2018	Interest rate PRIME + 2.25% or Floor rate of 5.50%, 0.81% Exit Fee	$3,500	3,391	3,391
	Software	Senior Secured	February 2019	Interest rate PRIME + 4.75% or Floor rate of 8.00%, 0.81% Exit Fee	$15,000	14,527	14,527
Total Soasta, Inc.					$18,500	17,918	17,918
Sonian, Inc. (12)(13)	Software	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 2.00% Exit Fee	$4,548	4,551	4,552
StrongView Systems, Inc. (11)(12)	Software	Senior Secured	December 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%, PIK Interest 3.00%, 3.00% Exit Fee	$10,152	9,982	9,982
Touchcommerce, Inc. (12)(13)	Software	Senior Secured	February 2018	Interest rate PRIME + 6.00% or Floor Rate of 10.25%, 3.43% Exit Fee	$7,000	6,793	6,863
	Software	Senior Secured	August 2016	Interest rate PRIME + 2.25% or Floor Rate of 6.50%	$4,811	4,811	4,732
Total Touchcommerce, Inc.					$11,811	11,604	11,595
Subtotal: 1-5 Years Maturity						113,827	107,777
Subtotal: Software (15.95%)*						124,636	118,586

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Specialty Pharmaceuticals
Under 1 Year Maturity
Cranford Pharmaceuticals, LLC (10)(11)(13)	Specialty Pharmaceuticals	Senior Secured	August 2015	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$1,100	$1,100	$1,100
Subtotal: Under 1 Year Maturity						1,100	1,100
1-5 Years Maturity
Alimera Sciences, Inc. (10)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	34,316	33,959
Cranford Pharmaceuticals, LLC (10)(11)(12)(13)	Specialty Pharmaceuticals	Senior Secured	February 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest 1.35%, 1.75% Exit Fee	$12,518	12,609	12,658
Subtotal: 1-5 Years Maturity						46,925	46,617
Subtotal: Specialty Pharmaceuticals (6.42%)*						48,025	47,717
Surgical Devices
Under 1 Year Maturity
Gynesonics, Inc. (13)	Surgical Devices	Convertible Debt	December 2015	Interest rate FIXED 8.00%	$14	14	14
	Surgical Devices	Convertible Debt	December 2015	Interest rate FIXED 8.00%	$51	51	51
Total Gynesonics, Inc.					$65	65	65
Transmedics, Inc.	Surgical Devices	Senior Secured	November 2015	Interest rate FIXED 12.95%	$4,963	4,942	4,942
Subtotal: Under 1 Year Maturity						5,007	5,007
Subtotal: Surgical Devices (0.67%)*						5,007	5,007
Total Debt Investments (152.97%)*						1,170,621	1,137,619

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost(2)	Value(3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (13)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$529
Subtotal: Biotechnology Tools (0.07%)*					500	529
Communications & Networking
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	102	93
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	5,965
Subtotal: Communications & Networking (0.81%)*					1,102	6,058
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	3
	Consumer & Business Products	Equity	Common Stock	480,261	—	230
Total: Market Force Information, Inc.				668,231	500	233
Subtotal: Consumer & Business Products (0.03%)*					500	233
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	209
Subtotal: Diagnostic (0.03%)*					750	209
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Equity	Common Stock	54,240	108	230
Edge Therapeutics, Inc.	Drug Delivery	Equity	Preferred Series C-2	215,053	1,000	1,072
Merrion Pharmaceuticals, Plc (3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc.(13)(17)	Drug Delivery	Equity	Preferred Series C	300,000	1,500	1,902
Subtotal: Drug Delivery (0.43%)*					2,617	3,204
Drug Discovery & Development
Aveo Pharmaceuticals, Inc.(3)(9)(13)	Drug Discovery & Development	Equity	Common Stock	167,864	842	292
Cerecor Inc.	Drug Discovery & Development	Equity	Preferred Series B	3,334,445	1,000	639
Cerulean Pharma Inc. (3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	623
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,993
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	1,143
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	3,068
Inotek Pharmaceuticals Corporation (3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	19
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,728
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	957,224	1,000	1,010
Paratek Pharmaceuticals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Equity	Common Stock	31,580	1,744	813
Subtotal: Drug Discovery & Development (1.52%)*					12,086	11,328
Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	39
Subtotal: Electronics & Computer Hardware (0.01%)*					34	39
Energy Technology
Glori Energy, Inc. (3)	Energy Technology	Equity	Common Stock	18,208	165	26
Modumetal, Inc.	Energy Technology	Equity	Preferred Series C	3,107,520	500	500
SCIEnergy, Inc.	Energy Technology	Equity	Preferred Series 1	385,000	761	21
Subtotal: Energy Technology (0.07%)*					1,426	547
Information Services
Good Technology Corporation (p.k.a. Visto Corporation) (13)	Information Services	Equity	Common Stock	500,000	603	584
Subtotal: Information Services (0.08%)*					603	584
Internet Consumer & Business Services
Blurb, Inc. (13)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	175	283
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	23,003	250	280
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	356
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	251
Total: Oportun (p.k.a. Progress Financial)				306,153	500	607
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	35
Taptera, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	454,545	150	182
Subtotal: Internet Consumer & Business Services (0.19%)*					1,183	1,387

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost(2)	Value(3)
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	$1,500	$2,048
Gelesis, Inc. (5)(13)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	657
	Medical Devices & Equipment	Equity	Preferred Series A-1	674,208	425	736
	Medical Devices & Equipment	Equity	Preferred Series A-2	675,676	500	685
Total: Gelesis, Inc.				1,548,086	925	2,078
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	541
Medrobotics Corporation (13)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	160
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	176
Total: Medrobotics Corporation				210,769	405	336
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp. (5)(13)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	545
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	163
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	5,695
Total: Optiscan Biomedical, Corp.				63,216,799	8,912	6,403
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	375
Subtotal: Medical Devices & Equipment (1.58%)*					13,769	11,781
Software
Atrenta, Inc.	Software	Equity	Preferred Series C	1,196,845	986	1,639
	Software	Equity	Preferred Series D	1,028,183	959	1,550
Total: Atrenta, Inc.				2,225,028	1,945	3,189
Box, Inc. (3)(13)	Software	Equity	Common Stock	1,464,747	5,818	27,303
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	84
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	653
	Software	Equity	Preferred Series E	80,587	131	168
Total: ForeScout Technologies, Inc.				399,686	529	821
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	233
NewVoiceMedia Limited (4)(9)	Software	Equity	Preferred Series E	669,173	963	1,010
WildTangent, Inc.(13)	Software	Equity	Preferred Series 3	100,000	402	238
Subtotal: Software (4.42%)*					10,015	32,878
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total: QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc. (13)	Surgical Devices	Equity	Preferred Series B	219,298	250	105
	Surgical Devices	Equity	Preferred Series C	656,538	282	197
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	1,088
Total: Gynesonics, Inc.				2,866,993	1,244	1,390
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	217
	Surgical Devices	Equity	Preferred Series C	119,999	300	149
	Surgical Devices	Equity	Preferred Series D	260,000	650	661
Total: Transmedics, Inc.	Surgical Devices	Equity	Preferred Series D	468,960	2,050	1,027
Subtotal: Surgical Devices (0.33%)*					3,294	2,417
Total: Equity Investments (9.57%)*					48,629	71,194

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost(2)	Value(3)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (13)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$421
Subtotal: Biotechnology Tools (0.06%)*					323	421
Communications & Networking
Intelepeer, Inc. (13)	Communications & Networking	Warrant	Preferred Series C	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	148	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	81
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	608
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	234
SkyCross, Inc. (13)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	181
Subtotal: Communications & Networking (0.15%)*					1,270	1,104
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation)(13)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	28
Intelligent Beauty, Inc. (13)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	272
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	1,092
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A-1	150,212	25	10
The Neat Company (13)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	280
Subtotal: Consumer & Business Products (0.23%)*					1,924	1,682
Diagnostic
Navidea Biopharmaceuticals, Inc. (p.k.a. Neoprobe) (3)(13)	Diagnostic	Warrant	Common Stock	333,333	244	42
Subtotal: Diagnostic (0.01%)*					244	42
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Warrant	Common Stock	176,730	786	231
Agile Therapeutics, Inc (3)	Drug Delivery	Warrant	Common Stock	180,274	730	607
BIND Therapeutics, Inc. (3)(13)	Drug Delivery	Warrant	Common Stock	152,586	488	77
BioQuiddity Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	—
Celator Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	210,675	138	106
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	68
Dance Biopharm, Inc.(13)	Drug Delivery	Warrant	Preferred Series A	97,701	74	60
Edge Therapeutics, Inc.	Drug Delivery	Warrant	Preferred Series C-1	107,526	390	303
Egalet Corporation (3)	Drug Delivery	Warrant	Common Stock	113,421	130	853
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,313
Neos Therapeutics, Inc.(13)(17)	Drug Delivery	Warrant	Preferred Series C	170,000	285	332
Pulmatrix Inc. (3)	Drug Delivery	Warrant	Common Stock	25,150	116	85
Revance Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	53,511	557	460
ZP Opco, Inc. (p.k.a. Zosano Pharma) (3)	Drug Delivery	Warrant	Common Stock	72,379	265	130
Subtotal: Drug Delivery (0.62%)*					4,982	4,625

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost(2)	Value(3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$239
Anthera Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	4
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	380
Cerecor Inc.	Drug Discovery & Development	Warrant	Preferred Series B	625,208	70	15
Cerulean Pharma Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	137,521	357	203
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	7,813	105	9
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	216
Coronado Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	61
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	292,398	166	163
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	209
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	466
Horizon Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	3,735	52	51
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,151,936	603	362
Nanotherapeutics, Inc.(13)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	2,788
Neothetics, Inc. (p.k.a. Lithera, Inc) (3)(13)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	143
Neuralstem, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	43
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	5,121	87	2
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	447
XOMA Corporation (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	291
Subtotal: Drug Discovery & Development (0.82%)*					6,160	6,092
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	7
Subtotal: Electronics & Computer Hardware (0.00%)*					12	7
Energy Technology
Agrivida, Inc. (13)	Energy Technology	Warrant	Preferred Series D	471,327	120	162
Alphabet Energy, Inc.(13)	Energy Technology	Warrant	Preferred Series A	86,329	82	162
American Superconductor Corporation (3)	Energy Technology	Warrant	Common Stock	58,823	39	51
Brightsource Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series 1	175,000	780	119
Calera, Inc. (13)	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc.(13)	Energy Technology	Warrant	Preferred Series B	437,500	308	154
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series D	61,804	102	28
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	275	102
GreatPoint Energy, Inc.(13)	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (13)	Energy Technology	Warrant	Preferred Series C	311,609	338	509
Proterra, Inc.	Energy Technology	Warrant	Preferred Series 4	318,345	21	140
SCIEnergy, Inc.	Energy Technology	Warrant	Common Stock	530,811	181	—
	Energy Technology	Warrant	Preferred Series 1	145,811	50	—
Total: SCIEnergy, Inc.				676,622	231	—
Scifiniti (p.k.a. Integrated Photovoltaics, Inc.) (13)	Energy Technology	Warrant	Preferred Series A-1	390,000	82	66
Solexel, Inc.(13)	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	517
Stion Corporation (5)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity Development, LLC	Energy Technology	Warrant	Preferred Series C	32,472,222	902	1,012
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Energy Technology	Warrant	Preferred Series 3-A	679,862	111	111
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	160	273	241
Trilliant, Inc.(13)	Energy Technology	Warrant	Preferred Series A	320,000	162	20
Subtotal: Energy Technology (0.46%)*					7,726	3,394
Healthcare Services, Other
Chromadex Corporation (3)(13)	Healthcare Services, Other	Warrant	Common Stock	419,020	157	181
Subtotal: Healthcare Services, Other (0.02%)*					157	181

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost(2)	Value(3)
Information Services
Cha Cha Search, Inc.(13)	Information Services	Warrant	Preferred Series G	48,232	$58	$6
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	46,874	82	24
InXpo, Inc. (13)	Information Services	Warrant	Preferred Series C	648,400	98	10
	Information Services	Warrant	Preferred Series C-1	873,599	64	13
Total: InXpo, Inc.				1,521,999	162	23
RichRelevance, Inc.(13)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.01%)*					400	53
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	119,846	37	36
Blurb, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	188
CashStar, Inc.(13)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	51
Gazelle, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series A-1	991,288	158	94
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,356
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	24,561	20	73
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	97
Prism Education Group, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
ReachLocal (3)	Internet Consumer & Business Services	Warrant	Common Stock	177,304	155	191
ShareThis, Inc.(13)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	266
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	103
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.33%)*					3,273	2,455
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	73,756	918	848
Rhapsody International, Inc.(13)	Media/Content/Info	Warrant	Common Stock	715,755	384	220
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	110
Subtotal: Media/Content/Info (0.16%)*					1,650	1,178
Medical Devices & Equipment
Amedica Corporation (3)(13)	Medical Devices & Equipment	Warrant	Common Stock	516,129	459	—
Aspire Bariatrics, Inc.(13)	Medical Devices & Equipment	Warrant	Preferred Series D	335,000	419	426
Avedro, Inc.(13)	Medical Devices & Equipment	Warrant	Preferred Series D	1,308,451	401	228
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	110,947	203	460
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	357,500	170	183
Gelesis, Inc.(5)(13)	Medical Devices & Equipment	Warrant	Preferred Series A-1	263,688	78	157
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	245
InspireMD, Inc. (3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	2
Medrobotics Corporation(13)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	199
MELA Sciences, Inc. (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	2
nContact Surgical, Inc.(13)	Medical Devices & Equipment	Warrant	Preferred Series D-1	201,439	266	555
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	38
NinePoint Medical, Inc.(13)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	294
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total: Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp. (5)(13)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	215
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	676	87
Total: Oraya Therapeutics, Inc.				1,633,038	742	87
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	115,618	156	107
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
ViewRay, Inc.(13)(17)	Medical Devices & Equipment	Warrant	Preferred Series C	43,103	333	306
Subtotal: Medical Devices & Equipment (0.47%)*					6,794	3,504

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost(2)	Value(3)
Semiconductors
Achronix Semiconductor Corporation (13)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$22
	Semiconductors	Warrant	Preferred Series D-1	500,000	6	6
Total: Achronix Semiconductor Corporation				860,000	166	28
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	8
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	47	34
Subtotal: Semiconductors (0.01%)*					217	70
Software
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (13)	Software	Warrant	Preferred Series B	413,433	258	581
Clickfox, Inc. (13)	Software	Warrant	Preferred Series B	1,038,563	330	648
	Software	Warrant	Preferred Series C	592,019	730	439
	Software	Warrant	Preferred Series C-A	46,109	13	29
Total: Clickfox, Inc.				1,676,691	1,073	1,116
Daegis Inc. (p.k.a. Unify Corporation) (3)(13)	Software	Warrant	Common Stock	718,860	1,434	3
Hillcrest Laboratories, Inc.(13)	Software	Warrant	Preferred Series E	1,865,650	55	135
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.)(13)	Software	Warrant	Preferred Series E	614,333	16	—
Message Systems, Inc. (13)	Software	Warrant	Preferred Series B	408,011	334	386
Mobile Posse, Inc.(13)	Software	Warrant	Preferred Series C	396,430	130	61
Neos Geosolutions, Inc. (13)	Software	Warrant	Preferred Series 3	221,150	22	185
NewVoiceMedia Limited (4)(9)	Software	Warrant	Preferred Series E	225,586	33	46
Poplicus Incorporated (13)	Software	Warrant	Preferred Series C	2,595,230	—	90
Soasta, Inc.(13)	Software	Warrant	Preferred Series E	410,800	691	636
Sonian, Inc.(13)	Software	Warrant	Preferred Series C	185,949	106	45
StrongView Systems, Inc.	Software	Warrant	Preferred Series C	551,470	168	221
Touchcommerce, Inc.(13)	Software	Warrant	Preferred Series E	1,885,930	361	228
Subtotal: Software (0.50%)*					4,869	3,733
Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	285,016	729	423
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.06%)*					1,036	423

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost(2)	Value(3)
Surgical Devices
Gynesonics, Inc.(13)	Surgical Devices	Warrant	Preferred Series C	180,480	$75	$51
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	582
Total: Gynesonics, Inc.				1,756,445	395	633
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	224	4
	Surgical Devices	Warrant	Preferred Series D	175,000	100	241
Total: Transmedics, Inc.				215,436	324	245
Subtotal: Surgical Devices (0.12%)*					719	878
Total: Warrant Investments (4.01%)*					41,756	29,842
Total Investments (166.55%)*					$1,261,006	$1,238,655

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $45.7 million, $68.8 million and $23.1 million respectively. The tax cost of investments is $1.3 billion.

(3)

Except for warrants in 35 publicly traded companies and common stock in 14 publicly traded companies, all investments are restricted at June 30, 2015 and were valued at fair value as determined in good faith by the Audit Committee of the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(6)

Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company or has greater than 50% representation on its board. There were no control investments at June 30, 2015.

(7)	Debt is on non-accrual status at June 30, 2015, and is therefore considered non-income producing.
(8)	Denotes that all or a portion of the debt investment is convertible debt.
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

(15)	Repayment of debt investment is delinquent within 60 days of the contractual maturity date as of June 30, 2015.
(16)	The stated PIK interest rate may be reduced to 1.50% subject to achievement of a milestone by the portfolio company.
(17)

Subsequent to June 30, 2015, this company completed an initial public offering or alternative public offering. Note that the June 30, 2015 fair value does not reflect any potential impact of the conversion of our preferred shares to common shares which may include reverse splits associated with the offering.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth venture capital-backed companies in technology-related industries, including technology, biotechnology, life science, and energy and renewables technology. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, McLean, VA and Radnor, PA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $155.1 million and $323.3 million in assets, respectively, and they accounted for approximately 8.9% and 18.5% of the Company’s total assets, respectively, prior to consolidation at June 30, 2015.

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

As of the date of this report, the VIE consolidated by the Company is its securitization VIE formed in conjunction with the issuance of the Asset-Backed Notes (as defined herein) (See Note 4).

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation.

Valuation of Investments

At June 30, 2015, 88.7% of the Company’s total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

The Company may from time to time engage an independent valuation firm to provide the Company with valuation assistance with respect to certain portfolio investments on a quarterly basis. The Company engages independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, the Company will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. The Company selects these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2015 (unaudited) and as of December 31, 2014. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2015, there were no transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,137,619	$—	$—	$1,137,619
Preferred Stock	32,143	—	—	32,143
Common Stock	39,051	37,371	—	1,680
Warrants	29,842	—	6,438	23,404
Escrow Receivable	2,637	—	—	2,637
Total	$1,241,292	$37,371	$6,438	$1,197,483

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$923,906	$—	$—	$923,906
Preferred Stock	57,548	—	—	57,548
Common Stock	14,185	12,798	—	1,387
Warrants	25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014.

(in thousands)	Balance January 1, 2015	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2015
Senior Debt	$923,906	$(318)	$(4,926)	$372,488	$—	$(153,031)	$—	$(500)	$1,137,619
Preferred Stock	57,548	—	813	4,148	—	—	689	(31,055)	32,143
Common Stock	1,387	—	293	—	—	—	—	—	1,680
Warrants	21,923	(1,360)	(103)	3,285	—	—	—	(341)	23,404
Escrow Receivable	3,598	71	—	—	(1,032)	—	—	—	2,637
Total	$1,008,362	$(1,607)	$(3,923)	$379,921	$(1,032)	$(153,031)	$689	$(31,896)	$1,197,483

(in thousands)	Balance January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the six months ended June 30, 2015 relate to the initial public offerings of Box, Inc. and  ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc). in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the six months ended June 30, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc.

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

For the six months ended June 30, 2015, approximately $813,000 and $293,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $5.1 million and $1.0 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

In accordance with ASU 2011-04, the following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of June 30, 2015 (unaudited) and December 31, 2014. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$57,331	Originated Within 6 Months	Origination Yield	11.73% - 13.16%	12.63%
	349,706	Market Comparable Companies	Hypothetical Market Yield	9.95% - 16.01%	12.47%
			Premium/(Discount)	(0.50%) - 1.00%
Technology	101,308	Originated Within 6 Months	Origination Yield	6.15% - 16.32%	13.18%
	193,158	Market Comparable Companies	Hypothetical Market Yield	6.55% - 18.29%	13.29%
			Premium/(Discount)	0.00% - 0.50%
	57,782	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Medical Devices	3,675	Originated Within 6 Months	Origination Yield	21.03%	21.03%
	66,334	Market Comparable Companies	Hypothetical Market Yield	11.09% - 15.80%	13.47%
			Premium/(Discount)	0.00% - 1.00%
	17,015	Liquidation(c)	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology	32,392	Originated Within 6 Months	Origination Yield	12.64% - 14.16%	13.51%
	67,126	Market Comparable Companies	Hypothetical Market Yield	13.68% - 21.05%	14.60%
			Premium/(Discount)	0.00 - 0.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	19,052	Market Comparable Companies	Hypothetical Market Yield	12.91%	12.91%
			Premium/(Discount)	0.50%
	9,204	Liquidation(c)	Probability weighting of alternative outcomes	40.00% - 60.00%

		Debt Investments Where Fair Value Approximates Cost
	56,965	Imminent Payoffs (d)
	104,971	Debt Investments Maturing in Less than One Year
	$1,137,619	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

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

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,019	Market Comparable Companies	EBITDA Multiple (b)	4.8x - 21.2x	8.5x
			Revenue Multiple (b)	0.9x - 3.5x	2.3x
			Discount for Lack of Marketability (c)	5.13% - 27.47%	16.69%
			Average Industry Volatility (d)	34.79% - 98.98%	59.76%
			Risk-Free Interest Rate	0.24% - 0.87%	0.39%
			Estimated Time to Exit (in months)	10 - 32	16
	21,804	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	30.81% - 106.81%	68.53%
			Risk-Free Interest Rate	0.06% - 1.32%	0.58%
			Estimated Time to Exit (in months)	4 - 42	20
Warrant Investments	9,901	Market Comparable Companies	EBITDA Multiple (b)	6.0x - 79.0x	17.2x
			Revenue Multiple (b)	0.3x - 12.0x	3.9x
			Discount for Lack of Marketability (c)	13.65% - 35.42%	26.45%
			Average Industry Volatility (d)	40.16% - 71.23%	45.40%
			Risk-Free Interest Rate	0.24% - 1.28%	0.57%
			Estimated Time to Exit (in months)	10 - 47	21
	13,503	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	30.81% - 106.81%	66.59%
			Risk-Free Interest Rate	0.06% - 1.71%	0.78%
			Estimated Time to Exit (in months)	4 - 47	26
Total Level Three Warrant and Equity Investments	$57,227

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,249	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 23.4x	8.5x
			Revenue Multiple (b)	0.9x - 3.6x	2.6x
			Discount for Lack of Marketability (c)	5.67% - 35.45%	15.95%
			Average Industry Volatility (d)	48.10% - 95.18%	62.78%
			Risk-Free Interest Rate	0.22% - 0.83%	0.24%
			Estimated Time to Exit (in months)	10 - 28	11
	46,686	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	38.95% - 84.30%	55.04%
			Risk-Free Interest Rate	0.10% - 1.32%	0.24%
			Estimated Time to Exit (in months)	6 - 43	10
Warrant Investments	9,725	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 98.9x	16.6x
			Revenue Multiple (b)	0.3x - 15.7x	4.3x
			Discount for Lack of Marketability (c)	12.12% - 35.50%	22.14%
			Average Industry Volatility (d)	37.70% - 108.86%	67.23%
			Risk-Free Interest Rate	0.22% - 1.34%	0.75%
			Estimated Time to Exit (in months)	10 - 47	27
	12,198	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	32.85% - 99.81%	67.58%
			Risk-Free Interest Rate	0.21% - 2.95%	0.87%
			Estimated Time to Exit (in months)	10 - 48	28
Total Level Three Warrant and Equity Investments	$80,858

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model (“OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

The following table summarizes the Company’s realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and six months ended June 30, 2015 and 2014 (unaudited). The Company did not hold any Control investments at either June 30, 2015 or 2014.

(in thousands)			For the Three Months Ended June 30, 2015				For the Six Months Ended June 30, 2015
Portfolio Company	Type	Fair Value at June 30, 2015	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,235	$—	$(179)	$—	$—	$—	$1,908	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,618	—	(150)	—	—	—	545	—	—
Stion Corporation	Affiliate	1,600	96	408	—	—	196	(61)	—	—
Total		$10,453	$96	$79	$—	$—	$196	$2,392	$—	$—

(in thousands)			For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
Portfolio Company	Type	Fair Value at June 30, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$353	$—	$(144)	$—	$—	$—	$(120)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,740	—	(292)	—	—	—	(44)	—	—
Stion Corporation	Affiliate	2,300	163	(3,016)	—	—	1,639	(3,240)	—	—
Total		$7,393	$163	$(3,452)	$—	$—	$1,639	$(3,404)	$—	$—

A summary of the composition of the Company’s investment portfolio as of June 30, 2015 (unaudited) and December 31, 2014 at fair value is shown as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$967,992	78.1%	$740,659	72.6%
Senior secured debt	199,469	16.1%	208,345	20.4%
Preferred stock	32,143	2.6%	57,548	5.6%
Common stock	39,051	3.2%	14,185	1.4%
Total	$1,238,655	100.0%	$1,020,737	100.0%

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

A summary of the Company’s investment portfolio, at value, by geographic location as of June 30, 2015 (unaudited) and December 31, 2014 is shown as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,174,804	94.9%	$967,803	94.8%
India	29,861	2.4%	24,175	2.4%
Netherlands	20,432	1.6%	19,913	2.0%
Israel	7,152	0.6%	6,498	0.6%
Canada	5,350	0.4%	2,314	0.2%
England	1,056	0.1%	34	—
Total	$1,238,655	100.0%	$1,020,737	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at June 30, 2015 (unaudited) and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$290,015	23.5%	$267,618	26.2%
Drug Delivery	166,127	13.4%	88,491	8.7%
Software	155,197	12.5%	125,412	12.3%
Energy Technology	131,715	10.6%	68,280	6.7%
Internet Consumer & Business Services	128,649	10.4%	69,655	6.8%
Medical Devices & Equipment	101,865	8.2%	138,046	13.5%
Consumer & Business Products	63,300	5.1%	63,225	6.2%
Media/Content/Info	56,085	4.5%	29,219	2.9%
Specialty Pharmaceuticals	48,140	3.9%	51,536	5.0%
Communications & Networking	33,108	2.7%	61,433	6.0%
Information Services	32,242	2.6%	27,016	2.6%
Semiconductors	12,534	1.0%	5,126	0.5%
Healthcare Services, Other	10,129	0.8%	10,527	1.0%
Surgical Devices	8,302	0.7%	9,915	1.0%
Biotechnology Tools	950	0.1%	3,721	0.4%
Diagnostic	251	0.0%	825	0.1%
Electronics & Computer Hardware	46	0.0%	692	0.1%
Total	$1,238,655	100.0%	$1,020,737	100.0%

During the three and six months ended June 30, 2015, the Company funded and or restructured investments in debt securities totaling approximately$160.2 million and $367.2 million, respectively. During the three and six months ended June 30, 2015, the Company funded equity investments totaling approximately $3.8 million and $6.2 million, respectively. During the three and six months ended June 30, 2015, the Company converted approximately $500,000 of debt to equity in one portfolio company. During the six months ended June 30, 2015 the Company converted approximately $330,000 of warrants to equity in two portfolio companies.

During the three and six months ended June 30, 2014, the Company funded investments in debt securities totaling approximately $172.8 million and $283.2 million, respectively. During the three and six months ended June 30, 2014, the Company funded equity investments totaling approximately $132,000 and $1.6 million, respectively. During the three months ended June 30, 2014 the Company converted approximately $500,000 of debt to equity in one portfolio company. During the six months ended June 30, 2014 the Company converted approximately $2.0 million of warrants to equity in four portfolio companies.

No single portfolio investment represents more than 10% of the fair value of the investments as of June 30, 2015 and December 31, 2014.

During the three and six months ended June 30, 2015, the Company recognized net realized losses of approximately $1.3 million and net realized gains of approximately $2.1 million, respectively. During the three months ended June 30, 2015, the Company recorded gross realized gains of approximately $495,000 primarily from subsequent recoveries received on two previously written-off debt investments. These gains were offset by gross realized losses of approximately $1.8 million from the liquidation of the Company’s investments in five portfolio companies. During the six months ended June 30, 2015, the Company recorded gross realized gains of approximately $4.8 million primarily from the sale of investments in four portfolio companies, including Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000). These gains were partially offset by gross realized losses of approximately $2.7 million from the liquidation of the Company’s investments in eight portfolio companies.

During the three and six months ended June 30, 2014, the Company recognized net realized gains of approximately $2.5 million and $7.3 million on the portfolio, respectively. During the three months ended June 30, 2014, the Company recorded gross realized gains of approximately $2.5 million primarily from the sale of investments in two portfolio companies, including Trulia ($1.0 million) and Acceleron Pharmaceuticals ($712,000). During the six months ended June 30, 2014, the Company recorded gross realized gains of approximately $7.9 million primarily from the sale of investments in seven portfolio companies, including Cell Therapeutics ($1.3 million), Neuralstem ($1.2 million), Trulia ($1.0 million), Acceleron Pharmaceuticals ($712,000), Portola Pharmaceuticals ($700,000), AcelRx ($485,000) and Dicerna ($200,000).These gains were partially offset by gross realized losses of approximately $500,000 from the liquidation of the Company’s investments in five portfolio companies.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $6.2 million and $4.5 million of unamortized fees at June 30, 2015 and December 31, 2014, respectively, and approximately $21.9 million and $19.3 million in exit fees receivable at June 30, 2015 and December 31, 2014, respectively.

The Company has debt investments in its portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $973,000 and $872,000 in PIK income during the three months ended June 30, 2015 and 2014, respectively. The Company recorded approximately $1.9 million and $1.7 million in PIK income during the six months ended June 30, 2015 and 2014, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in either the three months or six months ended June 30, 2015 or 2014.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At June 30, 2015, approximately 45.6% of the Company’s portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 51.8% of the Company’s portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge and approximately 2.6% of the Company’s portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property. At June 30, 2015 the Company had no equipment only liens on any of our portfolio companies.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, the April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, the 2021 Asset- Backed Notes, the Wells Facility and the SBA debentures, as each term is defined herein, as sources of liquidity remain a strategic advantage due to their flexible structure, long-term duration, and low fixed interest rates. At June 30, 2015, the April 2019 Notes were trading on the New York Stock Exchange for $25.45 per dollar at par value, the September 2019 Notes were trading on the New York Stock Exchange for $25.33 per dollar at par value and the 2024 Notes were trading on the New York Stock Exchange for $25.25 per dollar at par value. Based on market quotations on or around June 30, 2015, the Convertible Senior Notes were trading for 1.0400 per dollar at par value, and the 2021 Asset-Backed Notes were trading for 1.0019 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $196.7 million, compared to the carrying amount of $190.2 million as of June 30, 2015. The fair value of the Wells Facility at June 30, 2015 is equal to its transaction price as the Company drew on the facility on June 29, 2015.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the level in the fair value hierarchy of the Company’s liabilities at June 30, 2015 (unaudited) and December 31, 2014:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$18,308	$—	$18,308	$—
Wells Facility	49,622	—	—	49,622
2021 Asset-Backed Notes	129,542	—	129,542	—
April 2019 Notes	65,651	—	65,651	—
September 2019 Notes	87,008	—	87,008	—
2024 Notes	104,030	—	104,030	—
SBA Debentures	196,681	—	—	196,681
Total	$650,842	$—	$404,539	$246,303

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$22,799	$—	$22,799	$—
2017 Asset-Backed Notes	22,068	—	—	22,068
2021 Asset-Backed Notes	129,300	—	129,300	—
April 2019 Notes	86,450	—	86,450	—
September 2019 Notes	88,073	—	88,073	—
2024 Notes	104,071	—	104,071	—
SBA Debentures	191,779	—	—	191,779
Total	$644,540	$—	$430,693	$213,847

(1) As of April 16, 2015, the 2017 Asset-Backed Notes were fully repaid.

4. Borrowings Long Term

Outstanding Borrowings

At June 30, 2015 (unaudited) and December 31, 2014, the Company had the following available borrowings and outstanding borrowings:

	June 30, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	150,364	150,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	—	—	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,604	17,399	17,674	17,345
Wells Facility(4)	75,000	49,622	75,000	—
Union Bank Facility(4)	75,000	—	75,000	—
Total	$740,468	$639,885	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both June 30, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the three and six months ended June 30, 2015, holders of approximately $38,000 and $70,000 of the Company’s Convertible Senior Notes have exercised their conversion rights, respectively. The balance at June 30, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $205,000 at June 30, 2015 and $329,000 at December 31, 2014.

(4)	Availability subject to the Company meeting the borrowing base requirements.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $38.0 million in HT II as of June 30, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at June 30, 2015. As of June 30, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2015 the Company held investments in HT II in 37 companies with a fair value of approximately $114.9 million, accounting for approximately 9.3% of the Company’s total portfolio at June 30, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of June 30, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of June 30, 2015. As of June 30, 2015, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2015, the Company held investments in HT III in 42 companies with a fair value of approximately $271.2 million, accounting for approximately 21.9% of the Company’s total portfolio at June 30, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2015 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended June 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.51%. The average amount of debentures outstanding for the six months ended June 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.48%. The average amount of debentures outstanding for the three months ended June 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%. The average amount of debentures outstanding for the three months ended June 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.40%.

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,737	$1,711	$3,456	$3,814
Amortization of debt issuance cost (loan fees)	166	164	331	710
Total interest expense and fees	$1,903	$1,875	$3,787	$4,524
Cash paid for interest expense and fees	$—	$—	$3,442	$4,543

As of June 30, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2015, with the Company’s net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2015, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding as of June 30, 2015 (unaudited) and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

2019 Notes

On March 6, 2012, the Company and U.S. Bank National Association (the “2019 Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, the Company and the 2019 Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to the Company’s issuance, offer and sale of $43.0 million aggregate principal amount of 7.00%  notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

In July 2012, the Company reopened the Company’s April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which included the exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

On September 24, 2012, the Company and the 2019 Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to the Company’s issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% notes due 2019 (the “September 2019 Notes” and, together with the April 2019 Notes, the “2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal outstanding.

In April 2015, the Company redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors.

As of June 30, 2015 (unaudited) and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	June 30, 2015	December 31, 2014
April 2019 Notes	$64,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$150,364	$170,364

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

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$2,748	$2,981	$5,729	$5,963
Amortization of debt issuance cost (loan fees)	711	242	952	482
Total interest expense and fees	$3,459	$3,223	$6,681	$6,445
Cash paid for interest expense and fees	$2,981	$2,981	$5,963	$5,963

As of June 30, 2015, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2015, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At both June 30, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three and six months ended June 30, 2015 and 2014, (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,609	$—	$3,219	$—
Amortization of debt issuance cost (loan fees)	83	—	166	—
Total interest expense and fees	$1,692	$—	$3,385	$—
Cash paid for interest expense and fees	$1,609	$—	$3,219	$—

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

At December 31, 2014, the 2017 Asset-Backed Notes had outstanding principal balance of $16.0 million. In February 2015, changes in the payment schedule of obligors in the 2017 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2017 Asset-Backed Notes. Due to this event, the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015.

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2017 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$11	$446	$141	$1,113
Amortization of debt issuance cost (loan fees)	63	340	506	1,206
Total interest expense	$74	$786	$647	$2,319
Cash paid for interest expense	$—	$—	$—	$—

Under the terms of the 2017 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017 Asset-Backed Notes. The Company segregated these funds and classified them as restricted cash. There was approximately $1.2 million of restricted cash as of December 31, 2014, funded through interest collections. As the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015 there were no funds segregated as restricted cash related to the 2017 Asset-Backed Notes at June 30, 2015.

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

At both June 30, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,139	$—	$2,278	$—
Amortization of debt issuance cost (loan fees)	224	—	446	—
Total interest expense	$1,363	$—	$2,724	$—
Cash paid for interest expense	$1,139	$—	$2,278	$—

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $11.8 million and $11.5 million of restricted cash as of June 30, 2015 and December 31, 2014, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016 (the “Convertible Senior Notes”). During the three and six months ended June 30, 2015, holders of approximately $38,000 and $70,000 of the Company’s Convertible Senior Notes have exercised their conversion rights, respectively. As of June 30, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.4 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of June 30, 2015, the conversion rate was 89.2454 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.21 per share of common stock).

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

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between the Company and U.S. Bank National Association, during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of June 30, 2015, approximately $57.4 million of the Convertible Senior Notes have been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during either the three months ended March 31, 2015 or June 30, 2015, the Convertible Senior Notes are not convertible for the six-month period between April 1, 2015 and September 30, 2015.

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for both the three and six months ended June 30, 2015 was approximately $1,000 and $1.6 million for the year ended December 31, 2014. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

As of June 30, 2015 (unaudited) and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Principal amount of debt	$17,604	$17,674
Original issue discount, net of accretion	(205)	(329)
Carrying value of Convertible Senior Notes	$17,399	$17,345

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$264	$1,125	$479	$2,250
Accretion of original issue discount	62	271	123	541
Amortization of debt issuance cost (loan fees)	33	144	66	289
Total interest expense	$359	$1,540	$668	$3,080
Cash paid for interest expense	$529	$2,250	$529	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and six months ended June 30, 2015 and 2014. Interest expense decreased by approximately $861,000 and $1.8 million during the three and six months ended June 30, 2015 from the three and six months ended June 30, 2014, due to Convertible Senior Notes settled between periods. As of June 30, 2015, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

Wells Facility

On June 29, 2015, the Company, through a special purpose wholly-owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement (the “Wells Facility”) with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time. The Wells Facility amends, restates, and otherwise replaces the Loan and Security Agreement, which was originally entered into on August 25, 2008, with Wells Fargo Capital Finance, LLC, and had been amended from time to time.  The Wells Facility was amended and restated to, among other things, consolidate prior amendments and update certain provisions to reflect current operations and personnel of the Company and Hercules Funding II. Many other terms and provisions of the Wells Facility remain the same or substantially similar to the terms and provisions of the original Wells Facility.

Under the Wells Facility, Wells Fargo Capital Finance, LLC has made commitments of $75.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2015, this non-use fee was approximately $94,000 and $188,000, respectively. For the three and six months ended June 30, 2014, this non-use fee was approximately $95,000 and $189,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of June 30, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Wells Facility matures on August 2, 2018, unless sooner terminated in accordance with its terms.

On June 20, 2011 the Company paid an additional $1.1 million in structuring fees in connection with the original Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, the Company paid an additional $750,000 in structuring fees in connection with the facility, which are being amortized through the end of the term of the Wells Facility.

At June 30, 2015 the Wells Facility had an outstanding principal balance of $49.6 million after the Company drew on the available facility in June 2015.

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and six months ended June 30, 2015, this non-use fee was approximately $95,000 and $189,000, respectively. For the three and six months ended June 30, 2014, this non-use fee was approximately $13,000 and $51,000, respectively. The amount that the Company may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

The Company has various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that the Company maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of June 30, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

At June 30, 2015 there were no borrowings outstanding on this facility.

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

During the six months ended June 30, 2015, the Company recorded an increase in participation liability and a decrease in unrealized appreciation by a net amount of approximately $7,000 primarily due to appreciation of fair value on the pool of warrants collateralized under the warrant participation. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments is approximately $108,000 as of June 30, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.1 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

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

During the three months ended June 30, 2015, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of June 30, 2015, approximately 100% would be from ordinary income and spillover earnings from 2014. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2015 distributions to shareholders will actually be.

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

Taxable income for the six months ended June 30, 2015 was approximately $32.0 million or $0.48 per share. Taxable net realized loss for the same period was $3.0 million or approximately $0.05 per share. Taxable income for the six months ended June 30, 2014 was approximately $27.8 million or $0.45 per share. Taxable net realized gains for the same period were $9.1 million or approximately $0.15 per share.

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

During the year ended December 31, 2014, the Company sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2015, approximately 7.35 million shares remain available for issuance and sale under the equity distribution agreement.

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock.  The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. During the three month period ended June 30, 2015, the Company did not repurchase any common stock.

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

The Company has issued stock options for common stock subject to future issuance, of which 577,951 and 695,672 were outstanding at June 30, 2015 and December 31, 2014, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 7.0 million shares of common stock. On June 1, 2011, stockholders approved an amended and restated plan and provided an increase of 1.0 million shares, authorizing the Company to issue 8.0 million shares of common stock under the 2004 Plan. Stockholders approved further amendments to the 2004 Plan at the 2015 Annual Meeting of the Stockholders. See “Note 12 – Subsequent Events”.

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

The following table summarizes the common stock options activities for the six months ended June 30, 2015 and 2014 (unaudited):

	Six Months Ended June 30,
	2015		2014
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	695,672	$14.58	833,923	$12.53
Granted	78,500	$14.04	—	$—
Exercised	(36,331)	$10.81	(103,374)	$11.53
Forfeited	(155,280)	$14.77	(77,616)	$14.33
Expired	(4,610)	$12.28	—	$—
Outstanding at June 30,	577,951	$14.71	652,933	$12.47
Shares Expected to Vest at June 30,	405,484	$14.71	394,293	$12.47

The following table summarizes common stock options outstanding and exercisable at June 30, 2015 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$9.25 - $14.02	139,867	5.75	$49,453	$12.55	55,196	4.34	$42,349	$10.96
$14.60 - $16.34	438,084	6.02	—	$15.40	117,271	5.27	—	$15.14
$9.25 - $16.34	577,951	5.95	$49,453	$14.71	172,467	4.98	$42,349	$13.80

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At June 30, 2015, options for 172,467 shares were exercisable at a weighted average exercise price of approximately $13.80 per share with a weighted average remaining contractual term of 4.98 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the six months ended June 30, 2015 was approximately $30,000. No options were granted during the six months ended June 30, 2014. During the six months ended June 30, 2015 and 2014, approximately $137,000 and $215,000 of share-based cost due to stock option grants was expensed, respectively. As of June 30, 2015, there was approximately $363,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 1.52 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the six months ended June 30, 2015:

Six Months Ended June 30,
2015
Expected Volatility	18.94%
Expected Dividends	10%
Expected term (in years)	4.5
Risk-free rate	1.08% - 1.64%

During the six months ended June 30, 2015 and 2014 the Company granted 602,916 shares and 981,550 shares, respectively, of restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the six months ended June 30, 2015 and 2014 was approximately $8.4 million and $13.5 million, respectively. During the six months ended June 30, 2015 and 2014, the Company expensed approximately $4.9 million and $3.8 million of compensation expense related to restricted stock, respectively. As of June 30, 2015, there was approximately $12.5 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average remaining vesting period of 1.97 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the six months ended June 30, 2015 and 2014 (unaudited):

	Six Months Ended June 30,
	2015		2014
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	1,302,780	$13.23	1,035,897	$11.94
Granted	602,916	$13.98	981,550	$13.79
Vested	(587,095)	$13.31	(384,636)	$12.09
Forfeited	(267,656)	$13.26	(130,290)	$12.72
Unvested at June 30,	1,050,945	$13.62	1,502,521	$13.04

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

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator
Net increase in net assets resulting from operations	$2,752	$13,191	$24,670	$35,376
Less: Dividends declared-common and restricted shares	(22,501)	(19,389)	(42,766)	(38,555)
Undistributed earnings	(19,749)	(6,198)	(18,096)	(3,179)
Undistributed earnings-common shares	(19,749)	(6,198)	(18,096)	(3,179)
Add: Dividend declared-common shares	22,154	18,901	41,867	37,829
Numerator for basic and diluted change in net assets per common share	2,405	12,703	23,771	34,650

Denominator
Basic weighted average common shares outstanding	71,368	61,089	67,596	60,980
Common shares issuable	225	1,499	305	1,662
Weighted average common shares outstanding assuming dilution	71,593	62,588	67,901	62,642

Change in net assets per common share
Basic	$0.03	$0.21	$0.35	$0.57
Diluted	$0.03	$0.20	$0.35	$0.55

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as participating securities for calculating earnings per share.

For the purpose of calculating diluted earnings per share for three and six months ended June 30, 2015 and 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.21 as of June 30, 2015 and $11.49 as of June 30, 2014) for the Convertible Senior Notes for such periods.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended June 30, 2015 and 2014, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 588,498 shares and 717,424 shares, respectively. For the six months ended June 30, 2015 and 2014, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was 620,124 shares and 757,235 shares, respectively.

Effective as of April 6, 2015, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 100,000,000 to 200,000,000. The Company affected the increase in authorized shares by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland. At June 30, 2015, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Per share data(1):
Net asset value at beginning of period	$10.18	$10.51
Net investment income	0.44	0.60
Net realized gain on investments	0.03	0.12
Net unrealized appreciation (depreciation) on investments	(0.09)	(0.14)
Total from investment operations	0.38	0.58
Net increase (decrease) in net assets from capital share transactions	0.26	(0.11)
Distributions of net investment income	(0.63)	(0.63)
Stock-based compensation expense included in investment income(2)	0.07	0.07
Net asset value at end of period	$10.26	$10.42

Ratios and supplemental data:
Per share market value at end of period	$11.55	$16.16
Total return(3)	(18.82%)	2.69%
Shares outstanding at end of period	72,493	63,251
Weighted average number of common shares outstanding	67,596	60,980
Net assets at end of period	$743,691	$658,909
Ratio of total expense to average net assets(4)	11.46%	10.10%
Ratio of net investment income before investment gains and losses to average net assets(4)	8.36%	11.31%
Portfolio turnover rate (5)	14.42%	23.18%
Average debt outstanding	$611,061	$510,390
Weighted average debt per common share	$9.04	$8.37

(1)	All per share activity is calculated based on the weighted average shares outstanding for the relevant period.
(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the six months ended June 30, 2015 and 2014 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. As such, the total return is not annualized.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the six months ended June 30, 2015 and 2014 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company has updated its current disclosure of unfunded contractual commits to include only those which are available at the request of the portfolio company and unencumbered by milestones.

At June 30, 2015, the Company had approximately $159.1 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, the Company had approximately $254.8 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions.

The Company also had approximately $65.4 million of non-binding term sheets outstanding at June 30, 2015. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

The fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $409,000 and $818,000 during the three and six months ended June 30, 2015, respectively. Total rent expense amounted to approximately $396,000 and $783,000 during the same periods ended June 30, 2014. Future commitments under the credit facility and operating leases were as follows at June 30, 2015:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$639,885	$17,399	$129,300	$221,786	$271,400
Operating Lease Obligations (5)	5,578	1,626	3,091	684	177
Total	$645,463	$19,025	$132,391	$222,470	$271,577

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $150.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes, $49.6 million in borrowings under the Wells Facility and $17.4 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $205,000 at June 30, 2015.

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

12. Subsequent Events

Dividend Declaration

On July 29, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on August 24, 2015 to shareholders of record as of August 17, 2015. This dividend represents the Company’s fortieth consecutive dividend declaration since the Company’s initial public offering, bringing the total cumulative dividend declared to date to $10.92 per share.

Approval to Issue Stock Below NAV

At the 2015 Annual Meeting of Stockholders on July 7, 2015, the Company’s common stockholders approved a proposal to allow the Company to issue common stock at a discount from its then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, the Company will limit the number of shares that it issues at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on the Company’s then outstanding shares will not exceed 20%. The Company’s Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share.

Amendment to 2004 Equity Incentive Plan

At our 2015 Annual Meeting of stockholders, our stockholders voted to approve an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 4.0 million shares.

Portfolio Company Developments

As of August 3, 2015, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Cerecor, Inc., Gelesis, Inc., Good Technology, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely matter or at all. In addition, subsequent to June 30, 2015 the following portfolio companies completed liquidity events:

1.	In July 2015, the Company’s portfolio company Neos Therapeutics, Inc. completed its initial public offering.
2.	In July 2015, the Company’s portfolio company ViewRay, Inc. completed its alternative public offering via a reverse merger with ViewRay Technologies, Inc.
3.	In August 2015, Synopsys, Inc. completed its acquisition of the Company’s portfolio company Atrenta, Inc. The terms of the deal are not being disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $155.1 million and $323.3 million in assets, respectively, and accounted for approximately 8.9% and 18.5% of our total assets, respectively, prior to consolidation at June 30, 2015. As of June 30, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2015, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.2 billion at June 30, 2015, as compared to $1.0 billion at December 31, 2014.

The fair value of our debt investment portfolio at June 30, 2015 was approximately $1.1 billion, compared to a fair value of approximately $923.9 million at December 31, 2014. The fair value of the equity portfolio at June 30, 2015 was approximately $71.2 million, compared to a fair value of approximately $71.7 million at December 31, 2014. The fair value of the warrant portfolio at June 30, 2015 was approximately $29.9 million, compared to a fair value of approximately $25.1 million at December 31, 2014.

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

Our portfolio activity for the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014 was comprised of the following:

(in millions)	June 30, 2015	December 31, 2014
Debt Commitments (1)
New portfolio company	$404.5	$776.9
Existing portfolio company	104.0	118.0
Total	$508.5	$894.9
Funded and Restructured Debt Investments
New portfolio company	$246.1	$434.0
Existing portfolio company	121.1	177.0
Total	$367.2	$611.0
Funded Equity Investments
New portfolio company	$1.0	$7.2
Existing portfolio company	5.2	3.1
Total	$6.2	$10.3
Unfunded Contractual Commitments (2)
Total	$159.1	$147.7
Non-Binding Term Sheets
New portfolio company	$65.0	$104.0
Existing portfolio company	0.4	4.2
Total	$65.4	$108.2

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company and unencumbered by milestones.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the six months ended June 30, 2015, we received approximately $152.7 million in aggregate principal repayments. Of the approximately $152.7 million of aggregate principal repayments, approximately $58.9 million were scheduled principal payments, and approximately $93.8 million were early principal repayments related to 19 portfolio companies. Of the approximately $93.8 million early principal repayments, approximately $2.9 million was an early repayment due to a M&A transaction related to one portfolio company. Although we experienced significant principal repayments during the previous year, portfolio repayments in the current period remain materially lower than historical levels due to the current weighted average life of our portfolio. We anticipate an increase in early repayment activities to occur in late 2015 to early 2016, leading to an expected increase in our effective yields.

Total portfolio investment activity (inclusive of unearned income) for the six months ended June 30, 2015 (unaudited) and for the year ended December 31, 2014 was as follows:

(in millions)	June 30, 2015	December 31, 2014
Beginning portfolio	$1,020.7	$910.3
New fundings and restructures	373.1	621.3
Warrants not related to current period fundings	0.7	0.8
Principal payments received on investments	(58.9)	(135.8)
Early payoffs	(93.8)	(358.3)
Accretion of loan discounts and paid-in-kind principal	14.8	24.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(0.3)	(3.3)
New loan fees	(4.8)	(9.2)
Warrants converted to equity	0.3	2.0
Sale of investments	(2.7)	(9.1)
Loss on investments due to write offs	(2.7)	(3.9)
Net change in unrealized appreciation (depreciation)	(7.7)	(18.6)
Ending portfolio	$1,238.7	$1,020.7

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2015 (unaudited) and December 31, 2014.

	June 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$967,992	78.1%	$740,659	72.6%
Senior secured debt	199,469	16.1%	208,345	20.4%
Preferred stock	32,143	2.6%	57,548	5.6%
Common stock	39,051	3.2%	14,185	1.4%
Total	$1,238,655	100.0%	$1,020,737	100.0%

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

A summary of our investment portfolio at value by geographic location is as follows:

	June 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,174,804	94.9%	$967,803	94.8%
India	29,861	2.4%	24,175	2.4%
Netherlands	20,432	1.6%	19,913	2.0%
Israel	7,152	0.6%	6,498	0.6%
Canada	5,350	0.4%	2,314	0.2%
England	1,056	0.1%	34	—
Total	$1,238,655	100.0%	$1,020,737	100.0%

As of June 30, 2015, the Company held warrants or equity positions in seven companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Cerecor Inc., Gelesis, Inc. Good Technology, Inc., Neos Therapeutics, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, in June 2015 Synopsys, Inc. announced that it had entered into a definitive agreement to acquire our portfolio company Atrenta, Inc.  Financial terms were not disclosed and the transaction is subject to customary closing conditions.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of June 30, 2015, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime, or the London Interbank Offered Rate, or LIBOR, to approximately 14.5%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of- term payments, exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $6.2 million and $4.5 million of unamortized fees at June 30, 2015 and December 31, 2014, respectively, and approximately $21.9 million and $19.3 million in exit fees receivable at June 30, 2015 and December 31, 2014, respectively.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan and recorded as interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $973,000 and $872,000 in PIK income in the three months ended June 30, 2015 and 2014, respectively. We recorded approximately $1.9 million and $1.7 million in PIK income during the six months ended June 30, 2015 and 2014, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At June 30, 2015, approximately 45.6% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 51.8% of our portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, and 2.6% of our portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property. At June 30, 2015 we had no equipment only liens on any of our portfolio companies.

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

The core yield on our debt investments, which excludes any benefits from the accretion of fees and income related to early loan repayments attributed to the acceleration of unamortized fees and income as well as prepayment of fees, was 13.2% and 13.9%, during the three months ended June 30, 2015 and 2014, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time event fees, was 13.8% and 16.9% for the three months ended June 30, 2015 and 2014, respectively. This decrease in effective yield between periods is primarily due to decreased one-time fee accelerations and payoffs during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately -18.82% and 2.69% during the six months ended June 30, 2015 and 2014, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, drug delivery, software, energy technology, internet consumer and business services, medical devices and equipment, consumer and business products, media/content/info, specialty pharmaceuticals, communications and networking, information services, semiconductors, healthcare services, surgical devices, biotechnology tools, diagnostic and electronics and computer hardware industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of June 30, 2015, approximately 70.4% of the fair value of our portfolio was composed of investments in five industries: 23.3% was composed of investments in the drug discovery and development industry, 13.4% was comprised of investments in the drug delivery industry, 12.5% was composed of investments in the software industry, 10.6% was composed of investments in the energy technology industry and 10.4 % was composed of investments in the internet consumer and business services industry.

The following table shows the fair value of our portfolio by industry sector at June 30, 2015 (unaudited) and December 31, 2014:

	June 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$290,015	23.5%	$267,618	26.2%
Drug Delivery	166,127	13.4%	88,491	8.7%
Software	155,197	12.5%	125,412	12.3%
Energy Technology	131,715	10.6%	68,280	6.7%
Internet Consumer & Business Services	128,649	10.4%	69,655	6.8%
Medical Devices & Equipment	101,865	8.2%	138,046	13.5%
Consumer & Business Products	63,300	5.1%	63,225	6.2%
Media/Content/Info	56,085	4.5%	29,219	2.9%
Specialty Pharmaceuticals	48,140	3.9%	51,536	5.0%
Communications & Networking	33,108	2.7%	61,433	6.0%
Information Services	32,242	2.6%	27,016	2.6%
Semiconductors	12,534	1.0%	5,126	0.5%
Healthcare Services, Other	10,129	0.8%	10,527	1.0%
Surgical Devices	8,302	0.7%	9,915	1.0%
Biotechnology Tools	950	0.1%	3,721	0.4%
Diagnostic	251	0.0%	825	0.1%
Electronics & Computer Hardware	46	0.0%	692	0.1%
Total	$1,238,655	100.0%	$1,020,737	100.0%

 Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the six months ended June 30, 2015 and the year ended December 31, 2014, our ten largest portfolio companies represented approximately 26.3% and 28.6% of the total fair value of our investments in portfolio companies, respectively. At both June 30, 2015 and December 31, 2014, we had three investments that represented 5% or more of our net assets. At June 30, 2015, we had three equity investments representing approximately 55.7% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2014, we had three equity investments which represented approximately 61.5% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of June 30, 2015, 97.4% of our debt investments were in a senior secured first lien position, and approximately 96.7% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates rise in the near future.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of June 30, 2015, we held warrants in 131 portfolio companies, with a fair value of approximately $29.9 million. The fair value of our warrant portfolio increased by approximately $4.8 million, as compared to a fair value of $25.1 million at December 31, 2014 primarily related to the addition of warrants in 16 new and 12 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $95.8 million to exercise such warrants as of June 30, 2015. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.02x to 14.93x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and six months ended June 30, 2015 and 2014 (unaudited). We did not hold any Control investments at either June 30, 2015 or 2014.

(in thousands)			For the Three Months Ended June 30, 2015				For the Six Months Ended June 30, 2015
Portfolio Company	Type	Fair Value at June 30, 2015	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$2,235	$—	$(179)	$—	$—	$—	$1,908	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,618	—	(150)	—	—	—	545	—	—
Stion Corporation	Affiliate	1,600	96	408	—	—	196	(61)	—	—
Total		$10,453	$96	$79	$—	$—	$196	$2,392	$—	$—

(in thousands)			For the Three Months Ended June 30, 2014				For the Six Months Ended June 30, 2014
Portfolio Company	Type	Fair Value at June 30, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$353	$—	$(144)	$—	$—	$—	$(120)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	4,740	—	(292)	—	—	—	(44)	—	—
Stion Corporation	Affiliate	2,300	163	(3,016)	—	—	1,639	(3,240)	—	—
Total		$7,393	$163	$(3,452)	$—	$—	$1,639	$(3,404)	$—	$—

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of June 30, 2015 (unaudited) and December 31, 2014, respectively:

(in thousands)	June 30, 2015			December 31, 2014
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	20	$233,754	20.5%	19	$195,819	21.2%
2	49	645,723	56.8%	45	479,037	51.8%
3	12	140,181	12.3%	16	183,522	19.9%
4	6	70,033	6.2%	6	39,852	4.3%
5	9	47,928	4.2%	8	25,676	2.8%
	96	$1,137,619	100.0%	94	$923,906	100.0%

As of June 30, 2015, our debt investments had a weighted average investment grading of 2.25, as compared to 2.24 at December 31, 2014. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The increase in weighted average investment grading at June 30, 2015 and the approximately 50% increase in percentage of total portfolio rated 5 at June 30, 2015 from December 31, 2014 is primarily due to the downgrade of four new portfolio companies from a 4 to a 5 during the six months ended June 30, 2015. This increase is partially offset by the upgrade of three other portfolio companies from a 5 during the six months ended June 30, 2015.

At June 30, 2015, we had five debt investments on non-accrual with a cumulative cost and fair value of approximately $46.1 million and $23.0 million, respectively. At December 31, 2014 we had four debt investments on non-accrual with a cumulative cost and fair value of approximately $28.9 million and $10.6 million, respectively.

Results of Operations

Comparison of the three and six month periods ended June 30, 2015 and 2014

Investment Income

Total investment income for the three months ended June 30, 2015 was approximately $38.1 million as compared to approximately $34.0 million for the three months ended June 30, 2014. Total investment income for the six months ended June 30, 2015 was approximately $70.6 million as compared to approximately $69.8 million for the six months ended June 30, 2014.

Interest income for the three months ended June 30, 2015 totaled approximately $35.2 million as compared to approximately $30.5 million for the three months ended June 30, 2014. Interest income for the six months ended June 30, 2015 totaled approximately $65.8 million as compared to approximately $61.4 million for the six months ended June 30, 2014. The increase in interest income for the three and six months ended June 30, 2015 as compared to the same period ended June 30, 2014 is primarily attributable to loan portfolio growth, specifically a greater weighted average principal outstanding of the Company's debt investment portfolio during the periods, offset by a reduction in the acceleration of original issue discounts related to early loan pay-offs and restructures.

Income from commitment, facility and loan related fees for the three months ended June 30, 2015 totaled approximately $2.9 million as compared to approximately $3.5 million for the three months ended June 30, 2014. Income from commitment, facility and loan related fees for the six months ended June 30, 2015 totaled approximately $4.8 million as compared to approximately $8.4 million for the six months ended June 30, 2014.  The decrease in fee income for the three and six months ended June 30, 2015 is primarily attributable to a decrease in fee accelerations and one time fees due to early pay-offs and restructurings during the period, slightly offset by increased amortization of normal fee income attributable to loan portfolio growth.

Of the $2.9 million and $4.8 million in income from commitment, facility and loan related fees for the three and six months ended June 30, 2015, approximately $1.6 million and $2.7 million represents income from recurring fee amortization for the three and six month periods, respectively, and approximately $1.3 million and $2.1 million represents income related to the acceleration of unamortized fees due to early loan repayments for the three and six month periods, respectively.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.1 million and $2.4 million, respectively, of the $3.5 million income from commitment, facility and loan related fees for the three months ended June 30, 2014 and $2.6 million and $5.8 million, respectively, of the $8.4 million income for the six months ended June 30, 2014.

The following table shows the PIK-related activity for the six months ended June 30, 2015 and 2014, at cost (unaudited):

	Six Months Ended June 30,
(in thousands)	2015	2014
Beginning PIK loan balance	$6,250	$5,603
PIK interest capitalized during the period	1,880	1,724
Payments received from PIK loans	(2,012)	(1,365)
Realized Loss	(223)	—
Ending PIK loan balance	$5,895	$5,962

The increase in payments received from PIK loans and PIK interest capitalized during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is due to the relative principal balances outstanding on PIK loans and timing of payment and funding activities between the comparable periods.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in either the three or six months ended June 30, 2015 or 2014.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $21.3 million and $15.5 million during the three months ended June 30, 2015 and 2014, receptively. Our operating expenses totaled approximately $40.8 million and $32.9 million during the six months ended June 30, 2015 and 2014, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $9.2 million and $7.6 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $18.5 million and $16.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in the three and six month periods was primarily attributable to the acceleration of unamortized debt issuance costs related to principal paydowns on our 2017 Asset-Backed Notes and 2019 Notes along with higher weighted average debt balances outstanding due to the issuance of our 2024 Notes and 2021 Asset-Backed Notes in the second half of  2014, slightly offset by a reduction in the principal outstanding on our SBA obligations, Convertible Senior Notes, and 2017 Asset-Backed Notes compared to the same period in the prior year.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 6.1% and 6.3% for the three months ended June 30, 2015 and 2014, respectively, and a weighted average cost of debt of approximately 6.1% and 6.6% for the six months ended June 30, 2015 and 2014, respectively. The decrease between comparative periods was primarily driven by the issuance or substitution of lower cost debt positions between periods.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $4.1 million from $2.1 million for the three months ended June 30, 2015 and 2014, respectively. Our general and administrative expenses increased to $7.7 million from $4.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase for the three and six month period ended June 30, 2015 was primarily due to increased recruiting costs associated with strategic board recruitment and operational hiring objectives as well as an increase in corporate legal expenses and outside consulting services.

Employee Compensation

Employee compensation and benefits totaled approximately $5.9 million for the three months ended June 30, 2015 as compared to approximately $3.2 million for the three months ended June 30, 2014 and approximately $9.7 million for the six months ended June 30, 2015 as compared to approximately $7.5 million for the six months ended June 30, 2014. The increase for both comparative periods was primarily due to changes in variable compensation expense.

Stock-based compensation totaled approximately $2.3 million for the three months ended June 30, 2015 as compared to approximately $2.5 million for the three months ended June 30, 2014 and approximately $5.0 million for the six months ended June 30, 2015 as compared to approximately $4.0 million for the six months ended June 30, 2014. The decrease for the three months ended comparative periods was primarily due to employee forfeitures related to departures during the period. The increase for the six month comparative periods was primarily attributable to additional stock based compensation awards granted during the period.

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of June 30, 2015, holders of approximately $57.4 million of our Convertible Senior Notes have exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the three months and six months ended June 30, 2015 was approximately $1,000 in both periods and was classified as a component of net investment income in our Consolidated Statement of Operations.

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

A summary of realized gains and losses for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Realized gains	495	$2,490	4,824	$7,873
Realized losses	(1,749)	(20)	(2,766)	(530)
Net realized gains	$(1,254)	$2,470	$2,058	$7,343

During the three months ended June 30, 2015 and 2014, we recognized net realized losses of approximately $1.3 million and net realized gains of $2.5 million, respectively. During the three months ended June 30, 2015, we recorded gross realized gains of approximately $495,000 primarily from subsequent recoveries received on two previously written-off debt investments. These gains were offset by gross realized losses of approximately $1.8 million from the liquidation of our warrant and equity investments in five portfolio companies.

During the three months ended June 30, 2014, we recorded gross realized gains of approximately $2.5 million primarily from the sale of our investments in two portfolio companies, including Trulia ($1.0 million) and Acceleron Pharmaceuticals ($712,000).

During the six months ended June 30, 2015 and 2014, we recognized net realized gains of approximately $2.1 million and $7.3 million, respectively. During the six months ended June 30, 2015 we recorded gross realized gains of approximately $4.8 million primarily from the sale of investments in four portfolio companies, including Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000). These gains were partially offset by gross realized losses of approximately $2.7 million from the liquidation of our warrant and equity investments in eight portfolio companies.

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation/depreciation of investments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gross unrealized appreciation on portfolio investments	$14,700	$10,324	$35,854	$35,574
Gross unrealized depreciation on portfolio investments	(28,875)	(16,648)	(42,114)	(41,945)
Reversal of prior period net unrealized appreciation upon a realization event	—	(942)	(3,708)	(2,598)
Reversal of prior period net unrealized depreciation upon a realization event	1,210	—	2,215	739
Net unrealized appreciation (depreciation) on taxes payable	156	(320)	598	(393)
Net unrealized appreciation (depreciation) on escrow receivables	—	(155)	—	(155)
Citigroup warrant participation	34	(89)	(7)	(44)
Net unrealized appreciation (depreciation) on portfolio investments	$(12,775)	$(7,830)	$(7,162)	$(8,822)

During the three months ended June 30, 2015, we recorded approximately $12.8 million of net unrealized depreciation, of which $12.9 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $6.0 million is attributed to net unrealized depreciation on our debt investments which primarily relates to $7.4 million unrealized depreciation for collateral based impairments on eleven portfolio companies. Approximately $5.7 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $3.6 million unrealized depreciation on our public equity portfolio related to portfolio company performance and $2.1 million unrealized depreciation on our private portfolio companies. Finally, approximately $1.2 million is attributed to net unrealized depreciation on our warrant investments which primarily related to approximately $1.8 million of unrealized depreciation on five portfolio companies related to portfolio company performance partially offset by the reversal of $900,000 of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in six portfolio companies.

Net unrealized depreciation was offset by approximately $156,000 as a result of decreased estimated taxes payable for the three months ended June 30, 2015.

Net unrealized depreciation was further offset by approximately $34,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation and as a result a decrease to the estimated liability for the three months ended June 30, 2015.

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

Net unrealized depreciation further increased by approximately $155,000 as a result of reductions in escrow receivables for the three months ended June 30, 2014 related to merger and acquisition transactions closed on former portfolio companies.

Net unrealized depreciation also increased by approximately $89,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement during the three months ended June 30, 2014.

The following table summarizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the three months ended June 30, 2015 and 2014 (unaudited):

	Three Months Ended June 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(7.4)	$—	$—	$(7.4)
Reversals of Prior Period Collateral based impairments	—	—	0.2	0.2
Reversals due to Debt Payoffs & Warrant/Equity sales	(0.1)	—	0.9	0.8
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(3.6)	(0.3)	(3.9)
Level 3 Assets	1.5	(2.1)	(2.0)	(2.6)
Total Fair Value Market/Yield Adjustments	1.5	(5.7)	(2.3)	(6.5)
Total Unrealized Appreciation/(Depreciation)	$(6.0)	$(5.7)	$(1.2)	$(12.9)

	Three Months Ended June 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(3.3)	$(1.1)	$(2.3)	$(6.7)
Reversals of Prior Period Collateral based impairments	—	0.6	—	0.6
Reversals due to Debt Payoffs & Warrant/Equity sales	0.1	(1.0)	0.1	(0.8)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	1.4	(0.4)	1.0
Level 3 Assets	(0.8)	1.1	(1.7)	(1.4)
Total Fair Value Market/Yield Adjustments	(0.8)	2.5	(2.1)	(0.4)
Total Unrealized Appreciation/(Depreciation)	$(4.0)	$1.0	$(4.3)	$(7.3)

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

 During the six months ended June 30, 2015, we recorded approximately $7.2 million of net unrealized depreciation, of which $7.7 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $4.9 million is attributed to net unrealized depreciation on our debt investments which is primarily related to $9.2 million unrealized depreciation for collateral based impairments on eleven portfolio companies offset by the reversal of $2.4 million unrealized depreciation for prior period collateral based impairments on two portfolio companies. Approximately $4.7 million is attributed to net unrealized depreciation on our equity investments which primarily related to the reversal of $3.7 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Cempra, Inc. Celladon Corporation, Everyday Health, and Identiv, Inc. as discussed above.

This unrealized depreciation was offset by approximately $1.9 million of net unrealized appreciation on our warrant investments which primarily related to the reversal of approximately $1.9 million of unrealized depreciation upon being realized as a loss due to the liquidation of our warrant investments in nine portfolio companies.

Net unrealized depreciation was offset by approximately $598,000 as a result of decreased estimated taxes payable for the six months ended June 30, 2015.

Net unrealized depreciation increased by approximately $7,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement during the six months ended June 30, 2015.

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

Net unrealized depreciation also increased by approximately $44,000 as a result of net appreciation of fair value on the pool of warrants collateralized under the warrant participation agreement during the six months ended June 30, 2014.

The following table summarizes the change in net unrealized appreciation/(depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the six months ended June 30, 2015 and 2014 (unaudited).

	Six Months Ended June 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(9.2)	$—	$—	$(9.2)
Reversals of Prior Period Collateral based impairments	2.4	—	0.4	2.8
Reversals due to Debt Payoffs & Warrant/Equity sales	0.3	(3.7)	1.9	(1.5)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(2.1)	0.9	(1.2)
Level 3 Assets	1.6	1.1	(1.3)	1.4
Total Fair Value Market/Yield Adjustments	1.6	(1.0)	(0.4)	0.2
Total Unrealized Appreciation/(Depreciation)	$(4.9)	$(4.7)	$1.9	$(7.7)

	Six Months Ended June 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(10.5)	$(1.1)	$(2.5)	$(14.1)
Reversals of Prior Period Collateral based impairments	—	0.6	—	0.6
Reversals due to Debt Payoffs & Warrant/Equity sales	(0.2)	(0.8)	(9.5)	(10.5)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	4.9	(0.3)	4.6
Level 3 Assets	4.0	9.4	(2.3)	11.1
Total Fair Value Market/Yield Adjustments	4.0	14.3	(2.6)	15.7
Total Unrealized Appreciation/(Depreciation)	$(6.7)	$13.0	$(14.6)	$(8.3)

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

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended June 30, 2015 and 2014, the net increase in net assets resulting from operations totaled approximately $2.8 million and $13.2 million, respectively. For the six months ended June 30, 2015 and 2014, the net increase in net assets resulting from operations totaled approximately $24.7 million and $35.4 million, respectively. These changes are made up of the items previously described.

Both the basic and fully diluted net change in net assets per common share were $0.03 for the three months ended June 30, 2015, whereas the basic and fully diluted net change in net assets per common share for the three months ended June 30, 2014 were $0.21 and $0.20,  respectively. Both the basic and fully diluted net change in net assets per common share were $0.35 for the six months ended June 30, 2015, whereas the basic and fully diluted net change in net assets per common share for the six months ended June 30, 2014 was $0.57 and $0.55, respectively.

For the purpose of calculating diluted earnings per share for three months ended June 30, 2015 and 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price in effect ($11.21 as of June 30, 2015 and $11.49 as of June 30, 2014) for the Convertible Senior Notes for such periods.

Financial Condition, Liquidity, and Capital Resources

Our liquidity and capital resources are derived from our Wells Facility, Union Bank Facility (together the “Credit Facilities”), SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes (as each is defined herein) and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover of our portfolio and from public and private offerings of securities to finance our investment objectives. We may raise additional equity or debt capital through both registered offerings off a shelf registration, “At-The-Market”, or ATM, and private offerings of securities, by securitizing a portion of our investments or borrowing, including from the SBA through our SBIC subsidiaries.

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

During the year ended December 31, 2014, we sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. We generally use the net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of June 30, 2015, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

As of June 30, 2015, approximately $57.4 million of our Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended June 30, 2015, the Convertible Senior Notes will not be convertible during the three-month period ending September 30, 2015.

At June 30, 2015, we had $17.6 million of Convertible Senior Notes, $49.6 million under the Wells Facility, $150.4 million of 2019 Notes, $103.0 million of 2024 Notes, $129.3 million of 2021 Asset-Backed Notes and $190.2 million of SBA debentures payable. We had no borrowings outstanding under the Union Bank Facility.

At June 30, 2015, we had $216.4 million in available liquidity, including $116.0 million in cash and cash equivalents. We had available borrowing capacity of approximately $25.4 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory and covenant requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At June 30, 2015, we had $112.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At June 30, 2015, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At June 30, 2015, we had approximately $11.8 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the six months ended June 30, 2015, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the six months ended June 30, 2015, our operating activities used $180.4 million of cash and cash equivalents, compared to $47.1 million used during the six months ended June 30, 2014. This $133.3 million increase in cash used by operating activities resulted primarily from the increase in investment purchases of approximately $86.6 million and the decrease of proceeds received from investment payoffs of approximately $50.8 million.

During the six months ended June 30, 2015, our investing activities provided approximately $770,000 of cash, compared to approximately $2.7 million provided during the six months ended June 30, 2014. This $1.9 million decrease in cash provided by investing activities was primarily due to a decrease of approximately $1.9 million in cash, classified as restricted cash, on assets that are securitized.

During the six months ended June 30, 2015, our financing activities provided $68.5 million of cash, compared to $108.0 million used during the six months ended June 30, 2014. This $176.5 million increase in cash provided by financing activities was primarily due to increases in proceeds from issuance of common stock of $90.2 million as a result of a public offering of 7,590,000 shares on March 27, 2015, $49.6 million increases in borrowings on the Wells Facility and decreases in repayments of 2017 Asset-Backed Notes and SBA debentures of $27.0 million and $34.8 million, respectively These increases were partially offset by $20.0 million increases in repayments of 2019 Notes.

As of June 30, 2015, net assets totaled $743.7 million, with a net asset value per share of $10.26. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of June 30, 2015 our asset coverage ratio under our regulatory requirements as a business development company was 265.4% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 216.2% at June 30, 2015.

Outstanding Borrowings

At June 30, 2015 (unaudited) and December 31, 2014, we had the following available borrowings and outstanding amounts:

	June 30, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	150,364	150,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	—	—	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,604	17,399	17,674	17,345
Wells Facility(4)	75,000	49,622	75,000	—
Union Bank Facility(4)	75,000	—	75,000	—
Total	$740,468	$639,885	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both June 30, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the three and six months ended June 30, 2015, holders of approximately $38,000 and $70,000, respectively, of our Convertible Senior Notes have exercised their conversion rights. The balance at June 30, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $205,000 at June 30, 2015 and $329,000 at December 31, 2014.

(4)	Availability subject to us meeting the borrowing base requirements.

Our net asset value may decline as a result of economic conditions in the United States. Our continued compliance with the covenants under our Credit Facilities, Convertible Senior Notes, 2019 Notes, 2024 Notes, 2021 Asset-Backed Notes and SBA debentures depend on many factors, some of which are beyond our control. Material net asset devaluation could have a material adverse effect on our operations and could require us to reduce our borrowings in order to comply with certain covenants, including the ratio of total assets to total indebtedness. We believe that our current cash and cash equivalents, cash generated from operations, and funds available from our Credit Facilities will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months.

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the Consolidated Statement of Operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of June 30, 2015 (unaudited) and December 31, 2014 were as follows:

(in thousands)	June 30, 2015	December 31, 2014
SBA Debentures	$3,707	$4,038
2019 Notes	3,400	4,352
2024 Notes	3,038	3,205
2017 Asset-Backed Notes	—	506
2021 Asset-Backed Notes	2,761	3,207
Convertible Senior Notes	109	175
Wells Facility	622	794
Union Bank Facility	126	156
Total	$13,763	$16,433

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. As such, we have updated our current disclosure of unfunded contractual commits to include only those which are available at the request of the portfolio company and unencumbered by milestones.

At June 30, 2015, we had approximately $159.1 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, we had approximately $254.8 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $65.4 million of non-binding term sheets outstanding to five new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of June 30, 2015, our unfunded contractual commitments available at the request of the portfolio company and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Total Unfunded Commitments
Machine Zone, Inc.	$45,000
NewVoiceMedia Limited	25,000
Just Fabulous, Inc.	20,000
Aquantia Corp.	11,500
INMOBI Inc.	10,401
Lightspeed POS, Inc.	10,000
Message Systems, Inc.	5,882
Tendril Networks	5,000
Antenna79 (p.k.a. Pong Research Corporation)	3,967
Druva, Inc.	3,000
RedSeal Inc.	3,000
Sungevity Development, LLC	2,786
Gazelle, Inc.	2,563
Avnera Corporation	2,500
StrongView Systems Inc.	2,500
Flowonix Medical	2,000
Cranford Pharmaceuticals, LLC	1,900
Melinta Therapeutics	1,000
Zoom Media Group, Inc.	940
Touchcommerce, Inc.	189
Total	$159,128

Contractual Obligations

The following table shows our contractual obligations as of June 30, 2015 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$639,885	$17,399	$129,300	$221,786	$271,400
Operating Lease Obligations (5)	5,578	1,626	3,091	684	177
Total	$645,463	$19,025	$132,391	$222,470	$271,577

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $150.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes, $49.6 million in borrowings under the Wells Facility and $17.4 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $205,000 at June 30, 2015.

(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $409,000 and $818,000 during the three and six months ended June 30, 2015, respectively. Total rent expense amounted to approximately $396,000 and $783,000 during the same periods ended June 30, 2014.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of June 30, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at June 30, 2015. As of June 30, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2015 we held investments in HT II in 37 companies with a fair value of approximately $114.9 million, accounting for approximately 9.3% of our total portfolio at June 30, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of June 30, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of June 30, 2015. As of June 30, 2015, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of June 30, 2015, we held investments in HT III in 42 companies with a fair value of approximately $271.2 million accounting for approximately 21.9% of our total portfolio at June 30, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of June 30, 2015 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended June 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.51%. The average amount of debentures outstanding for the six months ended June 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.48%. The average amount of debentures outstanding for the three months ended June 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%. The average amount of debentures outstanding for the six months ended June 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.40%.

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,737	$1,711	$3,456	$3,814
Amortization of debt issuance cost (loan fees)	166	164	331	710
Total interest expense and fees	$1,903	$1,875	$3,787	$4,524
Cash paid for interest expense and fees	$—	$—	$3,442	$4,543

As of June 30, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at June 30, 2015, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At June 30, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

We reported the following SBA debentures outstanding as of June 30, 2015 (unaudited) and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	June 30, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

In June 2015, the House Small Business Committee passed H.R. 1023, the Small Business Investment Company Capital Act of 2015, and the legislation was subsequently unanimously passed by the House of Representatives on July 13, 2015. The legislation, if passed by the Senate, would increase the SBIC family of funds limit from $225 to $350 million. Pending the Senate passage of the legislation, we are considering filing an application for our third SBIC license, to gain access to additional capital under the SBIC debenture program. However, there can be no assurances that the Senate will pass the Small Business Investment Company Act of 2015.

2019 Notes

On March 6, 2012, we and U.S. Bank National Association (the “2019 Trustee”) entered into an indenture (the “Base Indenture”). On April 17, 2012, we and the 2019 Trustee entered into the First Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture”), dated April 17, 2012, relating to our issuance, offer and sale of $43.0 million aggregate principal amount of 7.00% notes due 2019 (the “April 2019 Notes”). The sale of the April 2019 Notes generated net proceeds, before expenses, of approximately $41.7 million.

In July 2012, we reopened our April 2019 Notes and issued an additional $41.5 million in aggregate principal amount of April 2019 Notes, which included the exercise of an over-allotment option, bringing the total amount of the April 2019 Notes issued to approximately $84.5 million in aggregate principal amount.

On September 24, 2012, we and the 2019 Trustee, entered into the Second Supplemental Indenture to the Base Indenture (the “Second Supplemental Indenture”), dated as of September 24, 2012, relating to our issuance, offer and sale of $75.0 million aggregate principal amount of 7.00% notes due 2019 (the “September 2019 Notes” and, together with the April 2019 Notes, the “2019 Notes”). The sale of the September 2019 Notes generated net proceeds, before expenses, of approximately $72.75 million.

In October 2012, the underwriters exercised their over-allotment option for an additional $10.9 million of the September 2019 Notes, bringing the total amount of the September 2019 Notes issued to approximately $85.9 million in aggregate principal outstanding.

In April 2015 we redeemed $20.0 million of the $84.5 million issued and outstanding aggregate principal amount of April 2019 Notes, as previously approved by the Board of Directors. We currently intend to make additional redemptions on the April 2019 Notes throughout the 2015 calendar year, depending on our anticipated cash needs. We will provide notice for and complete all redemptions in compliance with the terms of the Base Indenture, as supplemented by the First Supplemental Indenture.

As of June 30, 2015 (unaudited) and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	June 30, 2015	December 31, 2014
April 2019 Notes	$64,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$150,364	$170,364

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

In April 2015, we redeemed $20.0 million of the $84.5 million in issued and outstanding aggregate principal amount of our April 2019 7.00% Senior Notes, as previously approved by the Board of Directors. We currently intend to make additional redemptions on the April 2019 Notes throughout the 2015 calendar year, depending on our anticipated cash needs.

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

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$2,748	$2,981	$5,729	$5,963
Amortization of debt issuance cost (loan fees)	711	242	952	482
Total interest expense and fees	$3,459	$3,223	$6,681	$6,445
Cash paid for interest expense and fees	$2,981	$2,981	$5,963	$5,963

As of June 30, 2015, we are in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

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

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the 2024 Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2015, we were in compliance with the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture.

At both June 30, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,609	$—	$3,219	$—
Amortization of debt issuance cost (loan fees)	83	—	166	—
Total interest expense and fees	$1,692	$—	$3,385	$—
Cash paid for interest expense and fees	$1,609	$—	$3,219	$—

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

At December 31, 2014, the 2017 Asset-Backed Notes had an outstanding principal balance of 16.0 million. In February 2015, changes in the payment schedule of obligors in the 2017 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2017 Asset-Backed Notes. Due to this event, the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015.

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2017 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$11	$446	$141	$1,113
Amortization of debt issuance cost (loan fees)	63	340	506	1,206
Total interest expense	$74	$786	$647	$2,319
Cash paid for interest expense	$—	$—	$—	$—

Under the terms of the 2017 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $1.2 million of restricted cash as of December 31, 2014, funded through interest collections. As the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015 there were no funds segregated as restricted cash related to the 2017 Asset-Backed Notes at June 30, 2015.

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

At both June 30, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,139	$—	$2,278	$—
Amortization of debt issuance cost (loan fees)	224	—	446	—
Total interest expense	$1,363	$—	$2,724	$—
Cash paid for interest expense	$1,139	$—	$2,278	$—

Under the terms of the 2021 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $11.8 million and $11.5 million of restricted cash as of June 30, 2015 and December 31, 2014, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. During the three months ended June 30, 2015, holders of approximately $38,000 of our Convertible Senior Notes have exercised their conversion rights. As of June 30, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.4 million

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of June 30, 2015, the conversion rate was 89.2454 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.21 per share of common stock).

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

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of June 30, 2015, approximately $57.4 million of the Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during either the three months ended March 31, 2015 or June 30, 2015, the Convertible Senior Notes are not convertible for the six-month period between April 1, 2015 and September 30, 2015.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for both the three and six months ended June 30, 2015 was approximately $1,000 and $1.6 million for the year ended December 31, 2014. The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statement of Operations.

As of June 30, 2015 (unaudited) and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Principal amount of debt	$17,604	$17,674
Original issue discount, net of accretion	(205)	(329)
Carrying value of Convertible Senior Notes	$17,399	$17,345

For the three and six months ended June 30, 2015 and 2014 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$264	$1,125	$479	$2,250
Accretion of original issue discount	62	271	123	541
Amortization of debt issuance cost (loan fees)	33	144	66	289
Total interest expense	$359	$1,540	$668	$3,080
Cash paid for interest expense	$529	$2,250	$529	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and six months ended June 30, 2015 and 2014. Interest expense decreased by approximately $861,000 and $1.8 million during the three and six months ended June 30, 2015 from the three and six months ended June 30, 2014, due to Convertible Senior Notes settled between periods. As of June 30, 2015, we were in compliance with the terms of the indentures governing the Convertible Senior Notes.

Wells Facility

On June 29, 2015, we, through a special purpose wholly-owned subsidiary, Hercules Funding II LLC (“Hercules Funding II”), entered into an Amended and Restated Loan and Security Agreement (the “Wells Facility”) with Wells Fargo Capital Finance, LLC, as a lender and as the arranger and the administrative agent, and the lenders party thereto from time to time. The Wells Facility amends, restates, and otherwise replaces the Loan and Security Agreement, which was originally entered into on August 25, 2008, with Wells Fargo Capital Finance, LLC, and had been amended from time to time.  The Wells Facility was amended and restated to, among other things, consolidate prior amendments and update certain provisions to reflect our current operations and personnel and those of Hercules Funding II. Many other terms and provisions of the Wells Facility remain the same or substantially similar to the terms and provisions of the original Wells Facility.

Under the Wells Facility, Wells Fargo Capital Finance, LLC has made commitments of $75.0 million. The Wells Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and six months ended June 30, 2015, this non-use fee was approximately $94,000 and $188,000, respectively. For the three and six months ended June 30, 2014, this non-use fee was approximately $95,000 and $189,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require us to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of June 30, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Wells Facility matures on August 2, 2018, unless sooner terminated in accordance with its terms.

On June 20, 2011 we paid an additional $1.1 million in structuring fees in connection with the original Wells Facility which are being amortized through the end of the term of the Wells Facility. In connection with an amendment to the original Wells Facility in August 2014, we paid an additional $750,000 in structuring fees in connection with the facility, which are being amortized through the end of the term of the Wells Facility.

At June 30, 2015 the Wells Facility had an outstanding principal balance of $49.6 million after we drew on the available facility in June 2015. See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and six months ended June 30, 2015, this non-use fee was approximately $95,000 and $189,000, respectively. For the three and six months ended June 30, 2014, this non-use fee was approximately $13,000 and $51,000, respectively. The amount that we may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

We have various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that we maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of June 30, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

At June 30, 2015 there were no borrowings outstanding on this facility. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility.

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

During the six months ended June 30, 2015, we recorded an increase in participation liability and a decrease in unrealized appreciation by a net amount of approximately $7,000 primarily due to appreciation of fair value on the pool of warrants collateralized under the warrant participation. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments was approximately $108,000 as of June 30, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $2.1 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
			$10.92

*	Dividend paid in cash and stock.

On July 29, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on August 24, 2015 to shareholders of record as of August 17, 2015. This dividend represents our fortieth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date $10.92 per share.

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

At June 30, 2015, approximately 88.7% of our total assets represented investments in portfolio companies that are valued at fair value by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology at all stages of development. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

We may from time to time engage an independent valuation firm to provide us with valuation assistance with respect to certain of our portfolio investments on a quarterly basis. We engage independent valuation firms on a discretionary basis. Specifically, on a quarterly basis, we will identify portfolio investments with respect to which an independent valuation firm will assist in valuing. We select these portfolio investments based on a number of factors, including, but not limited to, the potential for material fluctuations in valuation results, credit quality and the time lapse since the last valuation of the portfolio investment by an independent valuation firm.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of June 30, 2015 (unaudited) and as of December 31, 2014. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended June 30, 2015, there were no transfers between Levels 1 or 2.

(in thousands)	Balance June 30,	Quoted Prices In Active Market For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,137,619	$—	$—	$1,137,619
Preferred Stock	32,143	—	—	32,143
Common Stock	39,051	37,371	—	1,680
Warrants	29,842	—	6,438	23,404
Escrow Receivable	2,637	—	—	2,637
Total	$1,241,292	$37,371	$6,438	$1,197,483

(in thousands)	Balance December 31,	Quoted Prices In Active Market For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$923,906	$—	$—	$923,906
Preferred Stock	57,548	—	—	57,548
Common Stock	14,185	12,798	—	1,387
Warrants	25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 (unaudited) and the year ended December 31, 2014.

(in thousands)	Balance January 1, 2015	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance June 30, 2015
Senior Debt	$923,906	$(318)	$(4,926)	$372,488	$—	$(153,031)	$—	$(500)	$1,137,619
Preferred Stock	57,548	—	813	4,148	—	—	689	(31,055)	32,143
Common Stock	1,387	—	293	—	—	—	—	—	1,680
Warrants	21,923	(1,360)	(103)	3,285	—	—	—	(341)	23,404
Escrow Receivable	3,598	71	—	—	(1,032)	—	—	—	2,637
Total	$1,008,362	$(1,607)	$(3,923)	$379,921	$(1,032)	$(153,031)	$689	$(31,896)	$1,197,483

(in thousands)	Balance January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the six months ended June 30, 2015 relate to the initial public offerings of Box, Inc. and ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc). in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the six months ended June 30, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc.

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

For the six months ended June 30, 2015, approximately $813,000 and $293,000 in net unrealized appreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $5.1 million and $1.0 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at June 30, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$57,331	Originated Within 6 Months	Origination Yield	11.73% - 13.16%	12.63%
	349,706	Market Comparable Companies	Hypothetical Market Yield	9.95% - 16.01%	12.47%
			Premium/(Discount)	(0.50%) - 1.00%
Technology	101,308	Originated Within 6 Months	Origination Yield	6.15% - 16.32%	13.18%
	193,158	Market Comparable Companies	Hypothetical Market Yield	6.55% - 18.29%	13.29%
			Premium/(Discount)	0.00% - 0.50%
	57,782	Liquidation(c)	Probability weighting of alternative outcomes	20.00% - 100.00%
Medical Devices	3,675	Originated Within 6 Months	Origination Yield	21.03%	21.03%
	66,334	Market Comparable Companies	Hypothetical Market Yield	11.09% - 15.80%	13.47%
			Premium/(Discount)	0.00% - 1.00%
	17,015	Liquidation(c)	Probability weighting of alternative outcomes	30.00% - 70.00%
Energy Technology	32,392	Originated Within 6 Months	Origination Yield	12.64% - 14.16%	13.51%
	67,126	Market Comparable Companies	Hypothetical Market Yield	13.68% - 21.05%	14.60%
			Premium/(Discount)	0.00 - 0.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	19,052	Market Comparable Companies	Hypothetical Market Yield	12.91%	12.91%
			Premium/(Discount)	0.50%
	9,204	Liquidation(c)	Probability weighting of alternative outcomes	40.00% - 60.00%

		Debt Investments Where Fair Value Approximates Cost
	56,965	Imminent Payoffs (d)
	104,971	Debt Investments Maturing in Less than One Year
	$1,137,619	Total Level Three Debt Investments

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s debt securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

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

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s securities are hypothetical market yields and premiums/(discounts). The hypothetical market yield is defined as the exit price of an investment in a hypothetical market to hypothetical market participants where buyers and sellers are willing participants. The premiums (discounts) relate to company specific characteristics such as underlying investment performance, security liens, and other characteristics of the investment. Significant increases (decreases) in the inputs in isolation may result in a significantly lower (higher) fair value measurement, depending on the materiality of the investment. Debt investments in the industries noted in the Company’s Consolidated Schedule of Investments are included in the industries note above as follows:

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at June 30, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,019	Market Comparable Companies	EBITDA Multiple (b)	4.8x - 21.2x	8.5x
			Revenue Multiple (b)	0.9x - 3.5x	2.3x
			Discount for Lack of Marketability (c)	5.13% - 27.47%	16.69%
			Average Industry Volatility (d)	34.79% - 98.98%	59.76%
			Risk-Free Interest Rate	0.24% - 0.87%	0.39%
			Estimated Time to Exit (in months)	10 - 32	16
	21,804	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	30.81% - 106.81%	68.53%
			Risk-Free Interest Rate	0.06% - 1.32%	0.58%
			Estimated Time to Exit (in months)	4 - 42	20
Warrant Investments	9,901	Market Comparable Companies	EBITDA Multiple (b)	6.0x - 79.0x	17.2x
			Revenue Multiple (b)	0.3x - 12.0x	3.9x
			Discount for Lack of Marketability (c)	13.65% - 35.42%	26.45%
			Average Industry Volatility (d)	40.16% - 71.23%	45.40%
			Risk-Free Interest Rate	0.24% - 1.28%	0.57%
			Estimated Time to Exit (in months)	10 - 47	21
	13,503	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	30.81% - 106.81%	66.59%
			Risk-Free Interest Rate	0.06% - 1.71%	0.78%
			Estimated Time to Exit (in months)	4 - 47	26
Total Level Three Warrant and Equity Investments	$57,227

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model ("OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

(b)	Represents amounts used when the Company has determined that market participants would use such multiples when pricing the investments.
(c)	Represents amounts used when the Company has determined market participants would take into account these discounts when pricing the investments.
(d)	Represents the range of industry volatility used by market participants when pricing the investment.
(e)	Weighted averages are calculated based on the fair market value of each investment.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at December 31, 2014 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$12,249	Market Comparable Companies	EBITDA Multiple (b)	5.2x - 23.4x	8.5x
			Revenue Multiple (b)	0.9x - 3.6x	2.6x
			Discount for Lack of Marketability (c)	5.67% - 35.45%	15.95%
			Average Industry Volatility (d)	48.10% - 95.18%	62.78%
			Risk-Free Interest Rate	0.22% - 0.83%	0.24%
			Estimated Time to Exit (in months)	10 - 28	11
	46,686	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	38.95% - 84.30%	55.04%
			Risk-Free Interest Rate	0.10% - 1.32%	0.24%
			Estimated Time to Exit (in months)	6 - 43	10
Warrant Investments	9,725	Market Comparable Companies	EBITDA Multiple (b)	0.0x - 98.9x	16.6x
			Revenue Multiple (b)	0.3x - 15.7x	4.3x
			Discount for Lack of Marketability (c)	12.12% - 35.50%	22.14%
			Average Industry Volatility (d)	37.70% - 108.86%	67.23%
			Risk-Free Interest Rate	0.22% - 1.34%	0.75%
			Estimated Time to Exit (in months)	10 - 47	27
	12,198	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	32.85% - 99.81%	67.58%
			Risk-Free Interest Rate	0.21% - 2.95%	0.87%
			Estimated Time to Exit (in months)	10 - 48	28
Total Level Three Warrant and Equity Investments	$80,858

(a)

The significant unobservable inputs used in the fair value measurement of the Company’s warrant and equity-related securities are revenue and/or EBITDA multiples and discounts for lack of marketability. Additional inputs used in the Black Scholes Option Pricing Model ("OPM”) include industry volatility, risk free interest rate and estimated time to exit. Significant increases (decreases) in the inputs in isolation may result in a significantly higher (lower) fair value measurement, depending on the materiality of the investment. For some investments, additional consideration may be given to data from the last round of financing or merger/acquisition events near the measurement date.

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

Cash and Cash Equivalents

Cash and cash equivalents consists solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Other Assets

Other Assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of June 30, 2015 was approximately $2.6 million and was fair valued and held in accordance with ASC 820.

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At June 30, 2015, we had five debt investments on non-accrual with a cumulative cost and approximate fair value of $46.1 million and $23.0 million, respectively, compared to four debt investments on non-accrual at December 31, 2014 a cumulative cost and approximate fair market value of $28.9 million and $10.6 million, respectively.

Paid-In-Kind and End of Term Income

Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $973,000 and $872,000 in PIK income during the three months ended June 30, 2015 and 2014, respectively. We recorded approximately $1.9 million and $1.7 million in PIK income during the six months ended June 30, 2015 and 2014, respectively.

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

Subsequent Events

Dividend Declaration

On July 29, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on August 24, 2015 to shareholders of record as of August 17, 2015. This dividend represents our fortieth consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $10.92 per share.

Approval to Issue Stock Below NAV

At our 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from our then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of our stockholders. In connection with the receipt of such stockholder approval, we will limit the number of shares that we issue at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share.

Amendment to 2004 Equity Incentive Plan

At our 2015 Annual Meeting of stockholders, our stockholders voted to approve an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 4.0 million shares.

Closed and Pending Commitments

As of August 3, 2015, Hercules has:

a.	Closed debt and equity commitments of approximately $40.4 million to new and existing portfolio companies.
b.	Pending commitments (signed non-binding term sheets) of approximately $65.4 million. The table below summarizes our year-to-date closed and pending commitments as follows:
Closed Commitments and Pending Commitments (in millions)
January 1 - June 30, 2015 Closed Commitments	$515.6
Q3-15 Closed Commitments (as of August 3, 2015)	40.4
Total Year-to-date 2015 Closed Commitments (a)	556.0
Pending Commitments (as of August 3, 2015)(b)	65.4
Year to date 2015 Closed and Pending Commitments	$621.4

 Notes:

a.

Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of August 3, 2015, we held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Cerecor Inc., Gelesis, Inc. Good Technology, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to June 30, 2015 the following portfolio companies completed liquidity events:

1.	In July 2015, our portfolio company Neos Therapeutics, Inc. completed its initial public offering.
2.	In July 2015, our portfolio company ViewRay, Inc. completed its alternative public offering via a reverse merger with ViewRay Technologies, Inc.
3.	In August 2015, Synopsys, Inc. completed its acquisition of our portfolio company Atrenta, Inc. The terms of the deal are not being disclosed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of June 30, 2015, approximately 96.7% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Increase(1)	Income	Expense	Income
100	$9,095	$—	$9,095
200	$18,833	$—	$18,833
300	$29,623	$—	$29,623
400	$40,640	$—	$40,640
500	$51,668	$—	$51,668

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the six months ended June 30, 2015 we did not engage in interest rate hedging activities.

Although we believe that the foregoing analysis is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in the credit market, credit quality, size and composition of the assets in our portfolio. It does not adjust for other business developments, including borrowings under our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes and 2021 Asset-Backed Notes that could affect the net increase in net assets resulting from operations, or net income. It also does not assume any repayments from borrowers. Accordingly, no assurances can be given that actual results would not differ materially from the statement above.

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

For additional information regarding the interest rate associated with each of our Credit Facilities, SBA debentures, Convertible Senior Notes, 2019 Notes, 2024 Notes and 2021 Asset-Backed Notes, please refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Outstanding Borrowings” in this quarterly report on Form 10-Q.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at June 30, 2015 that represent greater than 5% of our net assets:

	June 30, 2015
(in thousands)	Fair Value	Percentage of Net Assets
Sungevity Development, LLC.	$43,046	5.8%
Merrimack Pharmaceuticals, Inc.	$40,569	5.5%
IronPlanet, Inc.	$38,398	5.2%

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

IronPlanet, Inc. is an online marketplace for used heavy equipment that matches supply and demand globally for used heavy equipment to bring reach, price performance, and efficiency to the market.

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

Our secured credit facilities with Wells Fargo Capital Finance LLC (the “Wells Facility”) and MUFG Union Bank, N.A. (the “Union Bank Facility,”), our Convertible Senior Notes, our 2019 Notes, our 2024 Notes, and our 2021 Asset-Backed Notes (as each term is defined below) contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As of June 30, 2015, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries, approximately $49.6 million in aggregate principal amount of our Wells Facility, approximately $17.6 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”), approximately $150.4 million in aggregate principal amount of 7.00% notes due 2019 (the “2019 Notes”), approximately $103.0 million in aggregate principal amount of 6.25% notes due 2024 (the “2024 Notes”), and approximately $129.3 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2014 (the “2021 Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization”). As of June 30, 2015, we did not have any outstanding borrowings under our Union Bank Facility.

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

During the six months ended June 30, 2015, we issued approximately 89,985 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.2 million.

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

Schedule 12 – 14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the six months ended June 30, 2015

(in thousands)

		Amount of	As of			As of
		Interest	December 31,			June 30,
		Credited to	2014	Gross	Gross	2015
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	Fair Value
Affiliate Investments
Gelesis, Inc.	Preferred Stock	$—	$326	$1,752	$—	$2,078
	Preferred Warrants	—	1	156	—	157
Optiscan BioMedical, Corp.	Preferred Stock	—	5,853	550	—	6,403
	Preferred Warrants	—	219	—	(4)	215
Stion Corporation	Senior Debt	195	1,600	—	—	1,600
	Preferred Warrants	—	—	—	—	—
Total Control and Affiliate Investments		$195	$7,999	$2,458	$(4)	$10,453

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of June 30, 2015.
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: August 6, 2015	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: August 6, 2015	/S/ MARK HARRIS
Mark Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.