Form 10-Q
period 2015-09-30
HERCULES TECHNOLOGY GROWTH CAPITAL INC
filed 2015-11-05
CIK 1280784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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

On November 2, 2015, there were 72,072,409 shares outstanding of the Registrant’s common stock, $0.001 par value.

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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES

(unaudited)

(dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
Assets
Investments:
Non-control/Non-affiliate investments (cost of $1,184,913 and $1,019,799, respectively)	$1,142,544	$1,012,738
Affiliate investments (cost of $15,179 and $15,538, respectively)	9,184	7,999
Total investments, at value (cost of $1,200,092 and $1,035,337, respectively)	1,151,728	1,020,737
Cash and cash equivalents	147,304	227,116
Restricted cash	5,358	12,660
Interest receivable	8,528	9,453
Other assets	19,813	29,257
Total assets	$1,332,731	$1,299,223

Liabilities
Accounts payable and accrued liabilities	$19,613	$14,101
Long-term Liabilities (Convertible Senior Notes)	17,461	17,345
2017 Asset-Backed Notes	—	16,049
2021 Asset-Backed Notes	129,300	129,300
2019 Notes	150,364	170,364
2024 Notes	103,000	103,000
Long-term SBA Debentures	190,200	190,200
Total liabilities	$609,938	$640,359

Net assets consist of:
Common stock, par value	73	65
Capital in excess of par value	757,646	657,233
Unrealized depreciation on investments(1)	(50,118)	(17,076)
Accumulated realized gains on investments	22,503	14,079
Undistributed net investment income (Distributions in excess of net investment income)	(7,311)	4,563
Total net assets	$722,793	$658,864
Total liabilities and net assets	$1,332,731	$1,299,223

Shares of common stock outstanding ($0.001 par value, 200,000,000 and 100,000,000 authorized, respectively)	72,109	64,715
Net asset value per share	$10.02	$10.18

(1)

Amounts includes $1.8 million in net unrealized depreciation on other assets and accrued liabilities, including escrow receivables, estimated taxes payable and Citigroup warrant participation agreement liabilities.

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

(Dollars in thousands)	September 30, 2015	December 31, 2014
Assets
Restricted Cash	$5,358	$12,660
Total investments, at value (cost of $254,165 and $296,314, respectively)	254,564	291,464
Total assets	$259,922	$304,124

Liabilities
Asset-Backed Notes	$129,300	$145,349
Total liabilities	$129,300	$145,349

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income
Non-Control/Non-Affiliate investments	$40,256	$33,210	$105,861	$92,975
Affiliate investments	83	130	278	1,747
Total interest income	40,339	33,340	106,139	94,722
Fees
Non-Control/Non-Affiliate investments	6,793	3,671	11,611	12,037
Affiliate investments	—	8	1	30
Total fees	6,793	3,679	11,612	12,067
Total investment income	47,132	37,019	117,751	106,789
Operating expenses:
Interest	7,818	6,495	23,243	20,177
Loan fees	1,072	1,364	4,166	4,531
General and administrative	4,504	2,397	12,190	6,984
Employee Compensation:
Compensation and benefits	7,969	3,922	17,621	11,375
Stock-based compensation	2,179	2,823	7,166	6,849
Total employee compensation	10,148	6,745	24,787	18,224
Total operating expenses	23,542	17,001	64,386	49,916
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	—	(1,023)	(1)	(1,023)
Net investment income	23,590	18,995	53,364	55,850
Net realized gain on investments
Non-Control/Non-Affiliate investments	6,366	5,664	8,424	13,007
Total net realized gain on investments	6,366	5,664	8,424	13,007
Net increase in unrealized appreciation (depreciation) on investments
Non-Control/Non-Affiliate investments	(25,032)	(10,029)	(34,585)	(15,447)
Affiliate investments	(849)	547	1,543	(2,857)
Total net unrealized depreciation on investments	(25,881)	(9,482)	(33,042)	(18,304)

Total net realized and unrealized loss	(19,515)	(3,818)	(24,618)	(5,297)
Net increase in net assets resulting from operations	$4,075	$15,177	$28,746	$50,553

Net investment income before investment gains and losses per common share:
Basic	$0.33	$0.30	$0.76	$0.89
Change in net assets per common share:
Basic	$0.05	$0.24	$0.40	$0.80
Diluted	$0.05	$0.23	$0.40	$0.78
Weighted average shares outstanding
Basic	71,462	62,356	68,897	61,444
Diluted	71,496	63,779	69,123	63,554
Dividends declared per common share:
Basic	$0.31	$0.31	$0.93	$0.93

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS

(unaudited)

(dollars and shares in thousands)

						Undistributed
						net investment
						income/
				Unrealized	Accumulated	(Distributions	Provision for
			Capital in	Appreciation	Realized	in excess of	Income Taxes
	Common Stock		excess	(Depreciation)	Gains (Losses)	investment	on Investment	Net
	Shares	Par Value	of par value	on Investments	on Investments	income)	Gains	Assets
Balance at December 31, 2013	61,837	$62	$656,594	$3,598	$(15,240)	$5,335	$(342)	$650,007
Net increase (decrease) in net assets resulting from operations	—	—	—	(18,304)	13,007	55,850	—	50,553
Public offering, net of offering expenses	1,574	2	9,180	—	—	—	—	9,182
Issuance of common stock due to stock option exercises	256	—	2,873	—	—	—	—	2,873
Retired shares from net issuance	(193)	—	(2,980)	—	—	—	—	(2,980)
Issuance of common stock under restricted stock plan	982	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(350)	—	(3,012)	—	—	—	—	(3,012)
Issuance of common stock as stock dividend	76	—	1,152	—	—	—	—	1,152
Dividends distributed	—	—	—	—	—	(58,482)	—	(58,482)
Stock-based compensation	—	—	6,905	—	—	—	—	6,905
Balance at September 30, 2014	64,182	$65	$670,711	$(14,706)	$(2,233)	$2,703	$(342)	$656,198

Balance at December 31, 2014	64,715	$65	$657,233	$(17,076)	$14,079	$4,905	$(342)	$658,864
Net increase (decrease) in net assets resulting from operations	—	—	—	(33,042)	8,424	53,364	—	28,746
Public offering, net of offering expenses	7,591	8	100,084	—	—	—	—	100,092
Acquisition of common stock under repurchase plan	(423)	—	(4,498)	—	—	—	—	(4,498)
Issuance of common stock due to stock option exercises	51	—	428	—	—	—	—	428
Retired shares from net issuance	(29)	—	(423)	—	—	—	—	(423)
Issuance of common stock under restricted stock plan	676	1	(1)	—	—	—	—	—
Retired shares for restricted stock vesting	(595)	(1)	(3,997)	—	—	—	—	(3,998)
Issuance of common stock as stock dividend	123	—	1,589	—	—	—	—	1,589
Dividends distributed	—	—	—	—	—	(65,238)	—	(65,238)
Stock-based compensation	—	—	7,231	—	—	—	—	7,231
Balance at September 30, 2015	72,109	$73	$757,646	$(50,118)	$22,503	$(6,969)	$(342)	$722,793

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(dollars in thousands)

	For the Nine Months Ended September 30,
Cash flows from operating activities:	2015	2014
Net increase in net assets resulting from operations	$28,746	$50,553
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(532,048)	(415,399)
Principal and fee payments received on investments	379,247	322,820
Proceeds from the sale of investments	16,523	17,977
Net unrealized depreciation on investments	33,042	18,304
Net realized gain on investments	(8,424)	(13,007)
Accretion of paid-in-kind principal	(2,796)	(1,990)
Accretion of loan discounts	(6,369)	(7,690)
Accretion of loan discount on Convertible Senior Notes	185	738
Loss on debt extinguishment (Long-term Liabilities - Convertible Senior Notes)	1	1,023
Payment of loan discount on Convertible Senior Notes	(5)	(2,500)
Accretion of loan exit fees	(10,493)	(9,457)
Change in deferred loan origination revenue	1,275	(616)
Unearned fees related to unfunded commitments	(271)	(862)
Amortization of debt fees and issuance costs	3,498	4,131
Depreciation	152	161
Stock-based compensation and amortization of restricted stock grants	7,231	6,905
Change in operating assets and liabilities:
Interest and fees receivable	925	(184)
Prepaid expenses and other assets	4,833	(1,942)
Accounts payable	171	1,126
Accrued liabilities	6,065	(4,203)
Net cash used in operating activities	(78,512)	(34,112)

Cash flows from investing activities:
Purchases of capital equipment	(158)	(94)
Reduction of restricted cash	7,302	4,175
Net cash provided by investing activities	7,144	4,081

Cash flows from financing activities:
Issuance of common stock, net	100,092	9,853
Repurchase of common stock, net	(4,498)	—
Retirement of employee shares	(3,993)	(3,119)
Dividends paid	(63,649)	(57,330)
Issuance of 2024 Notes Payable	—	99,655
Repayments of 2019 Notes Payable	(20,000)	—
Repayments of 2017 Asset-Backed Notes	(16,049)	(61,606)
Repayments of Long-Term SBA Debentures	—	(34,800)
Borrowings on credit facilities	53,365	—
Repayments of credit facilities	(53,365)	—
Cash Paid for redemption of Convertible Senior Notes	(65)	(31,577)
Fees paid for credit facilities and debentures	(282)	(786)
Net cash used in financing activities	(8,444)	(79,710)
Net decrease in cash and cash equivalents	(79,812)	(109,741)
Cash and cash equivalents at beginning of period	227,116	268,368
Cash and cash equivalents at end of period	$147,304	$158,627

Supplemental non-cash investing and financing activities:
Dividends Reinvested	$1,589	$1,152

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Debt Investments
Communications & Networking
1-5 Years Maturity
OpenPeak, Inc. (7)	Communications & Networking	Senior Secured	April 2017	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$13,468	$10,232	$2,463
SkyCross, Inc. (11)(12)(13)	Communications & Networking	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, PIK Interest 5.00%, 6.60% Exit Fee	$22,282	22,317	22,317
Subtotal: 1-5 Years Maturity						32,549	24,780
Subtotal: Communications & Networking (3.43%)*						32,549	24,780
Consumer & Business Products
1-5 Years Maturity
Antenna79 (p.k.a. Pong Research Corporation) (11)(12)(13)(16)	Consumer & Business Products	Senior Secured	December 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, PIK Interest 2.50%, 5.65% Exit Fee	$4,924	4,952	4,948
Fluc, Inc. (8)	Consumer & Business Products	Convertible Debt	March 2017	Interest rate FIXED 4.00%	$100	100	—
The Neat Company (11)(12)(13)	Consumer & Business Products	Senior Secured	September 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, PIK Interest 1.00%, 3.00% Exit Fee	$16,664	16,488	15,566
Subtotal: 1-5 Years Maturity						21,540	20,514
Under 1 Year Maturity
Antenna79 (p.k.a. Pong Research Corporation) (13)	Consumer & Business Products	Senior Secured	June 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%	$821	821	821
Subtotal: Under 1 Year Maturity						821	821
Subtotal: Consumer & Business Products (2.95%)*						22,361	21,335
Drug Delivery
1-5 Years Maturity
AcelRx Pharmaceuticals, Inc. (9)(10)(12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.85% or Floor rate of 9.10%, 4.25% Exit Fee	$20,466	20,634	20,696
Agile Therapeutics, Inc. (10)(12)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 3.70% Exit Fee	$16,500	16,118	16,059
BIND Therapeutics, Inc. (12)(13)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 5.10% or Floor rate of 8.35%, 6.11% Exit Fee	$15,000	15,004	15,010
BioQuiddity Incorporated (10)(12)	Drug Delivery	Senior Secured	May 2018	Interest rate PRIME + 8.00% or Floor rate of 11.25%, 6.00% Exit Fee	$10,000	10,103	10,122
Celator Pharmaceuticals, Inc. (10)(12)	Drug Delivery	Senior Secured	June 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 3.95% Exit Fee	$15,000	14,965	14,975
Celsion Corporation (10)(12)	Drug Delivery	Senior Secured	June 2017	Interest rate PRIME + 8.00% or Floor rate of 11.25%, 3.50% Exit Fee	$7,299	7,389	7,474
Dance Biopharm, Inc. (12)(13)	Drug Delivery	Senior Secured	November 2017	Interest rate PRIME + 7.40% or Floor rate of 10.65%, 4.00% Exit Fee	$3,017	3,064	3,071
Edge Therapeutics, Inc. (10)(12)	Drug Delivery	Senior Secured	March 2018	Interest rate PRIME + 5.95% or Floor rate of 9.95%, 1.50% Exit Fee	$6,000	5,939	5,998
Egalet Corporation (12)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%, 3.85% Exit Fee	$15,000	14,947	15,051
Neos Therapeutics, Inc. (10)(12)(13)	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 4.25% Exit Fee	$5,000	4,937	4,962
	Drug Delivery	Senior Secured	October 2017	Interest rate FIXED 9.00%, 2.13% Exit Fee	$10,000	10,000	10,066
	Drug Delivery	Senior Secured	October 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 4.25% Exit Fee	$10,000	9,979	10,024
Total Neos Therapeutics, Inc.					$25,000	24,916	25,052
Pulmatrix Inc. (8)(10)(12)	Drug Delivery	Senior Secured	July 2018	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 3.50% Exit Fee	$7,000	6,831	6,831
ZP Opco, Inc (p.k.a. Zosano Pharma) (10)(12)	Drug Delivery	Senior Secured	December 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.01% Exit Fee	$15,000	14,856	14,765
Subtotal: 1-5 Years Maturity						154,766	155,104
Subtotal: Drug Delivery (21.46%)*						154,766	155,104

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Drug Discovery & Development
1-5 Years Maturity
Aveo Pharmaceuticals, Inc. (9)(12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 6.65% or Floor rate of 11.90%, 5.40% Exit Fee	$10,000	$10,005	$9,924
Cerecor Inc. (12)	Drug Discovery & Development	Senior Secured	August 2017	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 2.50% Exit Fee	$6,476	6,461	6,446
Cerulean Pharma Inc. (12)	Drug Discovery & Development	Senior Secured	July 2018	Interest rate PRIME + 4.05% or Floor rate of 7.30%, 6.70% Exit Fee	$15,000	15,010	14,992
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (10)(12)	Drug Discovery & Development	Senior Secured	December 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 8.50% Exit Fee	$20,000	20,665	20,623
Epirus Biopharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	April 2018	Interest rate PRIME + 4.70% or Floor rate of 7.95%, 3.00% Exit Fee	$15,000	14,760	14,900
Genocea Biosciences, Inc. (10)(12)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 4.00% or Floor rate of 7.25%, 4.95% Exit Fee	$12,000	12,033	12,004
Immune Pharmaceuticals (10)(12)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 5.25% Exit Fee	$4,500	4,321	4,321
Mast Therapeutics, Inc. (12)(13)	Drug Discovery & Development	Senior Secured	January 2019	Interest rate PRIME + 5.70% or Floor rate of 8.95%, 4.75% Exit Fee	$15,000	14,692	14,692
Melinta Therapeutics (12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 8.25%, 3.50% Exit Fee	$20,000	19,763	19,805
Merrimack Pharmaceuticals, Inc. (12)	Drug Discovery & Development	Senior Secured	November 2018	Interest rate PRIME + 7.30% or Floor rate of 10.55%, 3.00% Exit Fee	$40,000	40,633	40,633
Neothetics, Inc. (p.k.a. Lithera, Inc) (12)(13)	Drug Discovery & Development	Senior Secured	January 2018	Interest rate PRIME + 5.75% or Floor rate of 9.00%, 3.00% Exit Fee	$10,000	9,911	9,882
Neuralstem, Inc. (12)(13)	Drug Discovery & Development	Senior Secured	April 2017	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 6.00% Exit Fee	$9,489	9,318	9,555
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (12)(13)	Drug Discovery & Development	Senior Secured	September 2020	Interest rate PRIME + 5.25% or Floor rate of 8.50%, 4.50% Exit Fee	$20,000	19,764	19,764
uniQure B.V. (4)(9)(10)(12)	Drug Discovery & Development	Senior Secured	June 2018	Interest rate PRIME + 5.00% or Floor rate of 10.25%, 2.98% Exit Fee	$20,000	19,933	20,126
XOMA Corporation (9)(12)(13)	Drug Discovery & Development	Senior Secured	September 2018	Interest rate PRIME + 6.15% or Floor rate of 9.40%, 5.75% Exit Fee	$20,000	19,823	19,745
Subtotal: 1-5 Years Maturity						237,092	237,412
Under 1 Year Maturity
Aveo Pharmaceuticals, Inc. (9)(13)	Drug Discovery & Development	Senior Secured	December 2015	Interest rate PRIME + 7.15% or Floor rate of 11.90%	$1,468	1,468	1,468
	Drug Discovery & Development	Senior Secured	December 2015	Interest rate PRIME + 8.65% or Floor rate of 11.90%	$1,626	1,626	1,626
Total Aveo Pharmaceuticals, Inc.					$3,094	3,094	3,094
Concert Pharmaceuticals, Inc. (10)	Drug Discovery & Development	Senior Secured	October 2015	Interest rate PRIME + 3.25% or Floor rate of 8.50%	$775	775	775
Insmed, Incorporated (10)(12)	Drug Discovery & Development	Senior Secured	January 2016	Interest rate PRIME + 4.75% or Floor rate of 9.25% , 1.95% Exit Fee	$25,000	25,241	25,241
Subtotal: Under 1 Year Maturity						29,110	29,110
Subtotal: Drug Discovery & Development (36.87%)*						266,202	266,522
Electronics & Computer Hardware
1-5 Years Maturity
Plures Technologies, Inc. (7)(11)	Electronics & Computer Hardware	Senior Secured	October 2016	Interest rate LIBOR + 8.75% or Floor rate of 12.00%, PIK Interest 4.00%	$267	180	—
Subtotal: 1-5 Years Maturity						180	—
Subtotal: Electronics & Computer Hardware (0.00%)*						180	—

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Energy Technology
1-5 Years Maturity
Agrivida, Inc. (12)(13)	Energy Technology	Senior Secured	December 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 5.00% Exit Fee	$4,362	$4,567	$4,480
American Superconductor Corporation (10)(12)	Energy Technology	Senior Secured	June 2017	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 5.00% Exit Fee	$1,500	1,484	1,475
	Energy Technology	Senior Secured	November 2016	Interest rate PRIME + 7.25% or Floor rate of 11.00%, 5.00% Exit Fee	$4,667	5,067	5,002
Total American Superconductor Corporation					$6,167	6,551	6,477
Amyris, Inc. (9)(12)	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 6.25% or Floor rate of 9.50%, 10.00% Exit Fee	$19,711	19,711	19,908
	Energy Technology	Senior Secured	February 2017	Interest rate PRIME + 5.25% or Floor rate of 8.50%, 10.00% Exit Fee	$3,934	3,934	3,973
Total Amyris, Inc.					$23,645	23,645	23,881
Modumetal, Inc. (12)	Energy Technology	Senior Secured	March 2017	Interest rate PRIME + 8.70% or Floor Rate of 11.95%, 8.83% Exit Fee	$2,105	2,319	2,309
	Energy Technology	Senior Secured	October 2017	Interest rate PRIME + 6.00% or Floor rate of 9.25%, 5.55% Exit Fee	$8,000	7,832	7,825
Total Modumetal, Inc.					$10,105	10,151	10,134
Polyera Corporation (12)(13)	Energy Technology	Senior Secured	April 2018	Interest rate PRIME + 6.70% or Floor rate of 9.95%, 3.45% Exit Fee	$3,000	2,977	2,968
Proterra, Inc. (10)(12)	Energy Technology	Senior Secured	June 2018	Interest rate PRIME + 6.95% or Floor rate of 10.20%, 5.95% Exit Fee	$20,000	19,926	19,926
Sungevity Development, LLC (12)	Energy Technology	Senior Secured	October 2017	Interest rate PRIME + 3.70% or Floor rate 6.95%, 9.95% Exit Fee	$35,000	34,476	35,015
Tendril Networks (12)	Energy Technology	Senior Secured	June 2019	Interest rate FIXED 7.25%, 10.45% Exit Fee	$10,000	9,790	9,790
Subtotal: 1-5 Years Maturity						112,083	112,671
Under 1 Year Maturity
Fluidic, Inc. (10)(12)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.00% or Floor rate of 11.25%, 3.00% Exit Fee	$1,538	1,676	1,676
Polyera Corporation (12)(13)	Energy Technology	Senior Secured	June 2016	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 4.25% Exit Fee	$1,889	2,122	2,122
Stion Corporation (5)(12)	Energy Technology	Senior Secured	March 2016	Interest rate PRIME + 8.75% or Floor rate of 12.00%	$2,635	2,635	1,600
Sungevity Development, LLC	Energy Technology	Senior Secured	April 2016	Interest rate PRIME + 3.70% or Floor rate 6.95%	$20,000	20,000	20,000
Subtotal: Under 1 Year Maturity						26,433	25,398
Subtotal: Energy Technology (19.10%)*						138,516	138,069
Healthcare Services, Other
1-5 Years Maturity
Chromadex Corporation (12)(13)	Healthcare Services, Other	Senior Secured	April 2018	Interest rate PRIME + 6.10% or Floor rate of 9.35%, 3.75% Exit Fee	$5,000	4,863	4,894
InstaMed Communications, LLC (12)(13)	Healthcare Services, Other	Senior Secured	March 2018	Interest rate PRIME + 6.75% or Floor rate of 10.00%, 7.62% Exit Fee	$5,000	5,101	5,104
Subtotal: 1-5 Years Maturity						9,964	9,998
Subtotal: Healthcare Services, Other (1.38%)*						9,964	9,998

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Information Services
1-5 Years Maturity
InXpo, Inc. (12)(13)	Information Services	Senior Secured	October 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%, 3.00% Exit Fee	$1,713	$1,743	$1,743
Subtotal: 1-5 Years Maturity						1,743	1,743
Under 1 Year Maturity
Eccentex Corporation (12)(15)	Information Services	Senior Secured	May 2015	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 1.50% Exit Fee	$13	28	28
Subtotal: Under 1 Year Maturity						28	28
Subtotal: Information Services (0.25%)*						1,771	1,771
Internet Consumer & Business Services
1-5 Years Maturity
Aria Systems, Inc. (10)(11)	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 3.20% or Floor rate of 6.95%, PIK Interest 1.95%	$2,011	1,983	1,983
	Internet Consumer & Business Services	Senior Secured	June 2019	Interest rate PRIME + 5.20% or Floor rate of 8.95%, PIK Interest 1.95%	$8,044	7,931	7,931
Total Aria Systems, Inc.					$10,055	9,914	9,914
Gazelle, Inc. (11)(13)	Internet Consumer & Business Services	Senior Secured	July 2017	Interest rate PRIME + 7.00% or Floor rate of 10.25%, PIK Interest 4.25%	$13,532	13,293	7,861
ReachLocal (12)	Internet Consumer & Business Services	Senior Secured	April 2018	Interest rate PRIME + 8.50% or Floor rate of 11.75%, 5.90% Exit Fee	$25,000	24,836	24,836
Reply! Inc. (7)(11)(12)	Internet Consumer & Business Services	Senior Secured	March 2019	PIK Interest 2.00%	$4,859	4,859	193
	Internet Consumer & Business Services	Senior Secured	March 2019	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$6,158	5,790	5,790
Total Reply! Inc.					$11,017	10,649	5,983
Tapjoy, Inc. (12)	Internet Consumer & Business Services	Senior Secured	July 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 0.75% Exit Fee	$20,000	19,602	19,581
WaveMarket, Inc. (12)	Internet Consumer & Business Services	Senior Secured	March 2017	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 1.00% Exit Fee	$203	206	208
Subtotal: 1-5 Years Maturity						78,500	68,383
Under 1 Year Maturity
Education Dynamics, LLC (11)(13)	Internet Consumer & Business Services	Senior Secured	March 2016	Interest rate LIBOR + 12.50% or Floor rate of 12.50%, PIK Interest 1.50%	$20,798	20,792	20,792
Gazelle, Inc. (13)	Internet Consumer & Business Services	Senior Secured	April 2016	Interest rate PRIME + 6.50% or Floor rate of 9.75%	$339	339	201
NetPlenish (7)(8)(13)	Internet Consumer & Business Services	Convertible Debt	April 2016	Interest rate FIXED 10.00%	$47	47	—
	Internet Consumer & Business Services	Convertible Debt	September 2016	Interest rate FIXED 10.00%	$381	373	—
Total NetPlenish					$428	420	—
Tectura Corporation (7)(11)(14)	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$5,000	5,000	3,250
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 8.00% or Floor rate of 11.00%, PIK Interest 1.00%	$8,370	8,370	5,441
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$563	563	366
	Internet Consumer & Business Services	Senior Secured	May 2014	Interest rate LIBOR + 10.00% or Floor rate of 13.00%	$6,468	6,468	4,204
Total Tectura Corporation					$20,401	20,401	13,261
Subtotal: Under 1 Year Maturity						41,952	34,254
Subtotal: Internet Consumer & Business Services (14.20%)*						120,452	102,637

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Media/Content/Info
1-5 Years Maturity
Machine Zone, Inc. (11)	Media/Content/Info	Senior Secured	May 2018	Interest rate PRIME + 3.50% or Floor rate of 6.75%, PIK Interest 3.00%	$60,251	$58,903	$58,903
Subtotal: 1-5 Years Maturity						58,903	58,903
Under 1 Year Maturity
Zoom Media Group, Inc. (10)(11)	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 5.25% or Floor rate of 8.50%	$5,060	5,060	5,060
	Media/Content/Info	Senior Secured	December 2015	Interest rate PRIME + 7.25% or Floor rate of 10.50%, PIK Interest 3.75%	$999	996	996
Total Zoom Media Group, Inc.					$6,059	6,056	6,056
Subtotal: Under 1 Year Maturity						6,056	6,056
Subtotal: Media/Content/Info (8.99%)*						64,959	64,959
Medical Devices & Equipment
1-5 Years Maturity
Amedica Corporation (8)(12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.70% or Floor rate of 10.95%, 8.25% Exit Fee	$18,842	19,201	19,129
Aspire Bariatrics, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	October 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%, 4.00% Exit Fee	$7,000	6,688	6,708
Avedro, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	June 2018	Interest rate PRIME + 6.00% or Floor rate of 9.25%, 3.50% Exit Fee	$12,500	12,289	12,020
Flowonix Medical Incorporated (12)	Medical Devices & Equipment	Senior Secured	May 2018	Interest rate PRIME + 5.25% or Floor rate of 10.00%, 5.00% Exit Fee	$15,000	14,966	14,953
Gamma Medica, Inc. (10)(12)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 6.50% or Floor rate of 9.75%, 6.00% Exit Fee	$4,000	3,975	3,965
InspireMD, Inc. (4)(9)(12)	Medical Devices & Equipment	Senior Secured	February 2017	Interest rate PRIME + 7.25% or Floor rate of 10.50%, 5.00% Exit Fee	$6,000	6,311	5,045
nContact Surgical, Inc (12)(13)	Medical Devices & Equipment	Senior Secured	November 2018	Interest rate PRIME + 9.25% or Floor rate of 9.25%, 3.95% Exit Fee	$10,000	9,885	9,885
Quanterix Corporation (10)(12)	Medical Devices & Equipment	Senior Secured	February 2018	Interest rate PRIME + 2.75% or Floor rate of 8.00%, 4.00% Exit Fee	$10,000	9,979	9,988
SynergEyes, Inc. (12)(13)	Medical Devices & Equipment	Senior Secured	January 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 6.00% Exit Fee	$4,711	4,910	4,862
Subtotal: 1-5 Years Maturity						88,204	86,555
Under 1 Year Maturity
Medrobotics Corporation (12)(13)	Medical Devices & Equipment	Senior Secured	March 2016	Interest rate PRIME + 7.85% or Floor rate of 11.10%, 3.25% Exit Fee	$1,124	1,274	1,274
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)(12)	Medical Devices & Equipment	Senior Secured	April 2016	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 6.80% Exit Fee	$510	913	913
Subtotal: Under 1 Year Maturity						2,187	2,187
Subtotal: Medical Devices & Equipment (12.28%)*						90,391	88,742
Semiconductors
1-5 Years Maturity
Achronix Semiconductor Corporation (12)(13)	Semiconductors	Senior Secured	July 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%, 6.50% Exit Fee	$5,000	4,977	4,977
Avnera Corporation (10)(12)	Semiconductors	Senior Secured	April 2018	Interest rate PRIME + 5.25% or Floor rate of 8.50%, 3.50% Exit Fee	$7,500	7,469	7,546
Subtotal: 1-5 Years Maturity						12,446	12,523
Under 1 Year Maturity
Achronix Semiconductor Corporation (13)	Semiconductors	Senior Secured	July 2016	Interest rate PRIME + 4.25% or Floor rate of 7.50%	$1,440	1,440	1,440
Subtotal: Under 1 Year Maturity						1,440	1,440
Subtotal: Semiconductors (1.93%)*						13,886	13,963

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Software
1-5 Years Maturity
Actifio, Inc. (11)	Software	Senior Secured	January 2019	Interest rate PRIME + 5.00% or Floor rate of 8.25%, PIK Interest 2.25%	$30,092	$29,821	$29,821
Clickfox, Inc. (12)(13)	Software	Senior Secured	March 2018	Interest rate PRIME + 8.25% or Floor rate of 11.50%, 3.50% Exit Fee	$6,000	5,973	5,988
Druva, Inc. (10)(12)	Software	Senior Secured	March 2018	Interest rate PRIME + 4.60% or Floor rate of 7.85%, 6.50% Exit Fee	$9,000	9,030	9,055
JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.) (7)(11)(12)(13)	Software	Senior Secured	March 2018	Interest rate PRIME + 2.50% or Floor rate of 5.75%, PIK Interest 10.75%, 4.48% Exit Fee	$11,254	11,346	8,402
	Software	Senior Secured	October 2016	Interest rate PRIME + 2.50% or Floor rate of 5.75%, PIK Interest 10.75%, 10.17% Exit Fee	$1,356	1,371	1,015
Total JumpStart Games, Inc. (p.k.a. Knowledge Adventure, Inc.)					$12,610	12,717	9,417
Message Systems, Inc. (13)	Software	Senior Secured	February 2017	Interest rate PRIME + 2.75% or Floor rate of 6.00%	$1,618	1,618	1,618
	Software	Senior Secured	February 2019	Interest rate PRIME + 7.25% or Floor rate of 10.50%	$17,500	17,066	17,069
Total Message Systems, Inc.					$19,118	18,684	18,687
Mobile Posse, Inc. (12)(13)	Software	Senior Secured	December 2016	Interest rate PRIME + 7.50% or Floor rate of 10.75%, 2.00% Exit Fee	$1,921	1,977	1,995
RedSeal Inc. (12)(13)	Software	Senior Secured	June 2018	Interest rate PRIME + 7.75% or Floor rate of 11.00%, 3.95% Exit Fee	$5,000	4,974	4,974
	Software	Senior Secured	June 2017	Interest rate PRIME + 3.25% or Floor rate of 6.50%	$3,000	3,000	3,000
Total RedSeal Inc.					$8,000	7,974	7,974
Soasta, Inc. (12)(13)	Software	Senior Secured	February 2018	Interest rate PRIME + 4.75% or Floor rate of 8.00%, 0.81% Exit Fee	$15,000	14,612	14,572
	Software	Senior Secured	February 2018	Interest rate PRIME + 2.25% or Floor rate of 5.50%, 0.81% Exit Fee	$3,500	3,411	3,402
Total Soasta, Inc.					$18,500	18,023	17,974
Touchcommerce, Inc. (12)(13)	Software	Senior Secured	February 2018	Interest rate PRIME + 7.00% or Floor rate of 10.25%, 3.67% Exit Fee	$12,000	11,737	11,665
Subtotal: 1-5 Years Maturity						115,936	112,576
Under 1 Year Maturity
Clickfox, Inc. (12)(13)	Software	Senior Secured	December 2015	Interest rate PRIME + 6.75% or Floor rate of 10.00%	$2,000	2,000	2,000
	Software	Senior Secured	December 2015	Interest rate PRIME + 8.75% or Floor rate of 12.00%, 6.00% Exit Fee	$3,300	3,260	3,260
Total Clickfox, Inc.					$5,300	5,260	5,260
Druva, Inc. (10)	Software	Senior Secured	April 2016	Interest rate PRIME + 2.70% or Floor rate of 5.95%	$3,000	3,000	3,000
Mobile Posse, Inc. (13)	Software	Senior Secured	June 2016	Interest rate PRIME + 2.00% or Floor rate of 5.25%	$1,000	1,000	1,000
Neos, Inc. (12)(13)	Software	Senior Secured	May 2016	Interest rate PRIME + 5.75% or Floor rate of 10.50%, 4.25% Exit Fee	$1,146	1,305	1,305
Touchcommerce, Inc. (13)	Software	Senior Secured	August 2016	Interest rate PRIME + 2.25% or Floor Rate of 6.50%	$5,511	5,512	5,512
Subtotal: Under 1 Year Maturity						16,077	16,077
Subtotal: Software (17.80%)*						132,013	128,653

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Maturity Date	Interest Rate and Floor	Principal Amount	Cost (2)	Value (3)
Specialty Pharmaceuticals
1-5 Years Maturity
Alimera Sciences, Inc. (10)	Specialty Pharmaceuticals	Senior Secured	May 2018	Interest rate PRIME + 7.65% or Floor rate of 10.90%	$35,000	$34,411	$34,209
Cranford Pharmaceuticals, LLC (10)(11)(12)(13)	Specialty Pharmaceuticals	Senior Secured	August 2017	Interest rate LIBOR + 9.55% or Floor rate of 10.80%, PIK Interest 1.35%, 2.40% Exit Fee	$11,204	11,288	11,401
Jaguar Animal Health, Inc. (10)(12)	Specialty Pharmaceuticals	Senior Secured	August 2018	Interest rate PRIME + 6.65% or Floor rate of 9.90%, 7.00% Exit Fee	$6,000	5,944	5,944
Subtotal: 1-5 Years Maturity						51,643	51,554
Under 1 Year Maturity
Cranford Pharmaceuticals, LLC (10)(12)(13)	Specialty Pharmaceuticals	Senior Secured	August 2016	Interest rate LIBOR + 8.25% or Floor rate of 9.50%	$1,100	1,100	1,100
Subtotal: Under 1 Year Maturity						1,100	1,100
Subtotal: Specialty Pharmaceuticals (7.28%)*						52,743	52,654
Surgical Devices
1-5 Years Maturity
Transmedics, Inc. (12)	Surgical Devices	Senior Secured	March 2019	Interest rate PRIME + 6.30% or Floor rate of 9.55%, 1.75% Exit Fee	$8,500	8,451	8,419
Subtotal: 1-5 Years Maturity						8,451	8,419
Subtotal: Surgical Devices (1.16%)*						8,451	8,419
Total Debt Investments (149.09%)*						1,109,204	1,077,606

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Equity Investments
Biotechnology Tools
NuGEN Technologies, Inc. (13)	Biotechnology Tools	Equity	Preferred Series C	189,394	$500	$492
Subtotal: Biotechnology Tools (0.07%)*					500	492
Communications & Networking
GlowPoint, Inc. (3)	Communications & Networking	Equity	Common Stock	114,192	102	66
Peerless Network, Inc.	Communications & Networking	Equity	Preferred Series A	1,000,000	1,000	5,857
Subtotal: Communications & Networking (0.82%)*					1,102	5,923
Consumer & Business Products
Market Force Information, Inc.	Consumer & Business Products	Equity	Preferred Series B-1	187,970	500	3
	Consumer & Business Products	Equity	Common Stock	480,261	—	205
Total: Market Force Information, Inc.				668,231	500	208
Subtotal: Consumer & Business Products (0.03%)*					500	208
Diagnostic
Singulex, Inc.	Diagnostic	Equity	Common Stock	937,998	750	138
Subtotal: Diagnostic (0.02%)*					750	138
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Equity	Common Stock	54,240	108	165
Edge Therapeutics, Inc.	Drug Delivery	Equity	Common Stock	157,190	1,000	1,957
Merrion Pharmaceuticals, Plc (3)(4)(9)	Drug Delivery	Equity	Common Stock	20,000	9	—
Neos Therapeutics, Inc. (3)(13)	Drug Delivery	Equity	Common Stock	125,000	1,500	2,626
Subtotal: Drug Delivery (0.66%)*					2,617	4,748
Drug Discovery & Development
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Equity	Common Stock	167,864	842	204
Cerecor, Inc. (17)	Drug Discovery & Development	Equity	Preferred Series B-1	119,087	1,000	553
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	135,501	1,000	496
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Equity	Common Stock	142,858	1,000	1,173
Dynavax Technologies (3)(9)	Drug Discovery & Development	Equity	Common Stock	20,000	550	491
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	200,000	1,000	884
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Equity	Common Stock	223,463	2,000	1,531
Inotek Pharmaceuticals Corporation (3)	Drug Discovery & Development	Equity	Common Stock	3,778	1,500	36
Insmed, Incorporated (3)	Drug Discovery & Development	Equity	Common Stock	70,771	1,000	1,314
Melinta Therapeutics	Drug Discovery & Development	Equity	Preferred Series 4	957,224	1,000	908
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)(13)	Drug Discovery & Development	Equity	Common Stock	31,580	1,743	598
Subtotal: Drug Discovery & Development (1.13%)*					12,635	8,188
Electronics & Computer Hardware
Identiv, Inc. (3)	Electronics & Computer Hardware	Equity	Common Stock	6,700	34	24
Subtotal: Electronics & Computer Hardware (0.00%)*					34	24
Energy Technology
Glori Energy, Inc. (3)	Energy Technology	Equity	Common Stock	18,208	165	13
Modumetal, Inc.	Energy Technology	Equity	Preferred Series C	3,107,520	500	415
SCIEnergy, Inc.	Energy Technology	Equity	Preferred Series 1	385,000	761	15
Subtotal: Energy Technology (0.06%)*					1,426	443
Information Services
Good Technology Corporation (p.k.a. Visto Corporation) (13)(17)	Information Services	Equity	Common Stock	500,000	603	285
Subtotal: Information Services (0.04%)*					603	285

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Internet Consumer & Business Services
Blurb, Inc. (13)	Internet Consumer & Business Services	Equity	Preferred Series B	220,653	$175	$229
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Equity	Preferred Series C	230,030	250	253
	Internet Consumer & Business Services	Equity	Preferred Series D	198,677	250	240
Total: Lightspeed POS, Inc.				428,707	500	493
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Equity	Preferred Series G	218,351	250	292
	Internet Consumer & Business Services	Equity	Preferred Series H	87,802	250	250
Total: Oportun (p.k.a. Progress Financial)				306,153	500	542
Philotic, Inc.	Internet Consumer & Business Services	Equity	Common Stock	9,023	93	—
RazorGator Interactive Group, Inc.	Internet Consumer & Business Services	Equity	Preferred Series AA	34,783	15	30
Taptera, Inc.	Internet Consumer & Business Services	Equity	Preferred Series B	454,545	150	130
Subtotal: Internet Consumer & Business Services (0.20%)*					1,433	1,424
Medical Devices & Equipment
Flowonix Medical Incorporated	Medical Devices & Equipment	Equity	Preferred Series E	221,893	1,500	1,823
Gelesis, Inc. (5)(13)	Medical Devices & Equipment	Equity	Common Stock	198,202	—	388
	Medical Devices & Equipment	Equity	Preferred Series A-1	674,208	425	504
	Medical Devices & Equipment	Equity	Preferred Series A-2	675,676	500	438
Total: Gelesis, Inc.				1,548,086	925	1,330
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Equity	Preferred Series B	232,061	527	493
Medrobotics Corporation (13)	Medical Devices & Equipment	Equity	Preferred Series E	136,798	250	154
	Medical Devices & Equipment	Equity	Preferred Series F	73,971	155	192
Total: Medrobotics Corporation				210,769	405	346
Novasys Medical, Inc.	Medical Devices & Equipment	Equity	Preferred Series D-1	4,118,444	1,000	—
Optiscan Biomedical, Corp. (5)(13)	Medical Devices & Equipment	Equity	Preferred Series B	6,185,567	3,000	473
	Medical Devices & Equipment	Equity	Preferred Series C	1,927,309	655	142
	Medical Devices & Equipment	Equity	Preferred Series D	55,103,923	5,257	5,331
Total: Optiscan Biomedical, Corp.				63,216,799	8,912	5,946
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Equity	Preferred Series 1	1,086,969	500	126
Subtotal: Medical Devices & Equipment (1.39%)*					13,769	10,064
Software
Box, Inc. (3)(13)	Software	Equity	Common Stock	1,287,347	5,653	16,195
CapLinked, Inc.	Software	Equity	Preferred Series A-3	53,614	51	74
ForeScout Technologies, Inc.	Software	Equity	Preferred Series D	319,099	398	662
	Software	Equity	Preferred Series E	80,587	131	170
Total: ForeScout Technologies, Inc.				399,686	529	832
HighRoads, Inc.	Software	Equity	Preferred Series B	190,170	307	208
NewVoiceMedia Limited (4)(9)	Software	Equity	Preferred Series E	669,173	963	975
WildTangent, Inc. (13)	Software	Equity	Preferred Series 3	100,000	402	202
Subtotal: Software (2.56%)*					7,905	18,486
Specialty Pharmaceuticals
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Equity	Preferred Series E	241,829	750	—
	Specialty Pharmaceuticals	Equity	Preferred Series E-1	26,955	—	—
	Specialty Pharmaceuticals	Equity	Preferred Series G	4,667,636	—	—
Total: QuatRx Pharmaceuticals Company				4,936,420	750	—
Subtotal: Specialty Pharmaceuticals (0.00%)*					750	—
Surgical Devices
Gynesonics, Inc. (13)	Surgical Devices	Equity	Preferred Series B	219,298	250	30
	Surgical Devices	Equity	Preferred Series C	656,538	282	45
	Surgical Devices	Equity	Preferred Series D	1,991,157	712	579
	Surgical Devices	Equity	Preferred Series E	2,785,402	429	388
Total: Gynesonics, Inc.				5,652,395	1,673	1,042
Transmedics, Inc.	Surgical Devices	Equity	Preferred Series B	88,961	1,100	162
	Surgical Devices	Equity	Preferred Series C	119,999	300	93
	Surgical Devices	Equity	Preferred Series D	260,000	650	585
	Surgical Devices	Equity	Preferred Series F	100,200	500	496
Total: Transmedics, Inc.				569,160	2,550	1,336
Subtotal: Surgical Devices (0.33%)*					4,223	2,378
Total: Equity Investments (7.31%)*					48,247	52,801

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Warrant Investments
Biotechnology Tools
Labcyte, Inc. (13)	Biotechnology Tools	Warrant	Preferred Series C	1,127,624	$323	$178
Subtotal: Biotechnology Tools (0.02%)*					323	178
Communications & Networking
Intelepeer, Inc. (13)	Communications & Networking	Warrant	Preferred Series C	117,958	102	—
OpenPeak, Inc.	Communications & Networking	Warrant	Common Stock	108,982	149	—
PeerApp, Inc.	Communications & Networking	Warrant	Preferred Series B	298,779	61	64
Peerless Network, Inc.	Communications & Networking	Warrant	Preferred Series A	135,000	95	559
Ping Identity Corporation	Communications & Networking	Warrant	Preferred Series B	1,136,277	52	186
SkyCross, Inc. (13)	Communications & Networking	Warrant	Preferred Series F	9,762,777	394	—
Spring Mobile Solutions, Inc.	Communications & Networking	Warrant	Preferred Series D	2,834,375	418	62
Subtotal: Communications & Networking (0.12%)*					1,271	871
Consumer & Business Products
Antenna79 (p.k.a. Pong Research Corporation) (13)	Consumer & Business Products	Warrant	Preferred Series A	1,662,441	228	12
Intelligent Beauty, Inc. (13)	Consumer & Business Products	Warrant	Preferred Series B	190,234	230	188
IronPlanet, Inc.	Consumer & Business Products	Warrant	Preferred Series D	1,155,821	1,076	682
Market Force Information, Inc.	Consumer & Business Products	Warrant	Preferred Series A-1	150,212	25	9
The Neat Company (13)	Consumer & Business Products	Warrant	Preferred Series C-1	540,540	365	—
Subtotal: Consumer & Business Products (0.12%)*					1,924	891
Diagnostic
Navidea Biopharmaceuticals, Inc. (p.k.a. Neoprobe) (3)(13)	Diagnostic	Warrant	Common Stock	333,333	244	134
Subtotal: Diagnostic (0.02%)*					244	134
Drug Delivery
AcelRx Pharmaceuticals, Inc. (3)(9)(13)	Drug Delivery	Warrant	Common Stock	176,730	786	176
Agile Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	180,274	730	326
BIND Therapeutics, Inc. (3)(13)	Drug Delivery	Warrant	Common Stock	152,586	488	59
BioQuiddity Incorporated	Drug Delivery	Warrant	Common Stock	459,183	1	19
Celator Pharmaceuticals, Inc. (3)	Drug Delivery	Warrant	Common Stock	210,675	138	71
Celsion Corporation (3)	Drug Delivery	Warrant	Common Stock	194,986	428	16
Dance Biopharm, Inc. (13)	Drug Delivery	Warrant	Preferred Series A	97,701	74	17
Edge Therapeutics, Inc.	Drug Delivery	Warrant	Common Stock	78,595	390	410
Kaleo, Inc. (p.k.a. Intelliject, Inc.)	Drug Delivery	Warrant	Preferred Series B	82,500	594	1,400
Neos Therapeutics, Inc. (3)(13)	Drug Delivery	Warrant	Common Stock	70,833	285	564
Pulmatrix Inc. (3)	Drug Delivery	Warrant	Common Stock	25,150	116	14
Revance Therapeutics, Inc. (3)	Drug Delivery	Warrant	Common Stock	53,511	557	376
ZP Opco, Inc (p.k.a. Zosano Pharma) (3)	Drug Delivery	Warrant	Common Stock	72,379	265	23
Subtotal: Drug Delivery (0.48%)*					4,852	3,471

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Drug Discovery & Development
ADMA Biologics, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	89,750	$295	$175
Anthera Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	40,178	984	2
Aveo Pharmaceuticals, Inc. (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	608,696	194	201
Cerecor, Inc. (17)	Drug Discovery & Development	Warrant	Preferred Series B	22,328	70	10
Cerulean Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	137,521	357	125
Chroma Therapeutics, Ltd. (4)(9)	Drug Discovery & Development	Warrant	Preferred Series D	325,261	490	—
Cleveland BioLabs, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	7,812	105	8
Concert Pharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	70,796	367	358
CTI BioPharma Corp. (p.k.a. Cell Therapeutics, Inc.) (3)	Drug Discovery & Development	Warrant	Common Stock	292,398	165	88
Dicerna Pharmaceuticals, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	200	28	—
Epirus Biopharmaceuticals, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	64,194	276	149
Fortress Biotech, Inc. (p.k.a. Coronado Biosciences, Inc.)(3)	Drug Discovery & Development	Warrant	Common Stock	73,009	142	30
Genocea Biosciences, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	73,725	266	147
Horizon Pharma, Inc. (3)	Drug Discovery & Development	Warrant	Common Stock	3,735	52	15
Immune Pharmaceuticals (3)	Drug Discovery & Development	Warrant	Common Stock	214,853	164	93
Mast Therapeutics, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	1,524,389	203	359
Melinta Therapeutics	Drug Discovery & Development	Warrant	Preferred Series 3	1,151,936	603	260
Nanotherapeutics, Inc. (13)	Drug Discovery & Development	Warrant	Common Stock	171,389	838	1,510
Neothetics, Inc. (p.k.a. Lithera, Inc) (3)(13)	Drug Discovery & Development	Warrant	Common Stock	46,838	266	108
Neuralstem, Inc. (3)(13)	Drug Discovery & Development	Warrant	Common Stock	75,187	77	16
Paratek Pharmaceutcals, Inc. (p.k.a. Transcept Pharmaceuticals, Inc.) (3)(13)	Drug Discovery & Development	Warrant	Common Stock	21,467	129	36
uniQure B.V. (3)(4)(9)	Drug Discovery & Development	Warrant	Common Stock	37,174	218	276
XOMA Corporation (3)(9)(13)	Drug Discovery & Development	Warrant	Common Stock	181,268	279	60
Subtotal: Drug Discovery & Development (0.56%)*					6,568	4,026
Electronics & Computer Hardware
Clustrix, Inc.	Electronics & Computer Hardware	Warrant	Common Stock	50,000	12	4
Subtotal: Electronics & Computer Hardware (0.00%)*					12	4
Energy Technology
Agrivida, Inc. (13)	Energy Technology	Warrant	Preferred Series D	471,327	120	108
Alphabet Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series A	86,328	82	135
American Superconductor Corporation (3)	Energy Technology	Warrant	Common Stock	58,823	39	36
Brightsource Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series 1	175,000	780	56
Calera, Inc. (13)	Energy Technology	Warrant	Preferred Series C	44,529	513	—
EcoMotors, Inc. (13)	Energy Technology	Warrant	Preferred Series B	437,500	308	60
Fluidic, Inc.	Energy Technology	Warrant	Preferred Series D	61,804	102	22
Fulcrum Bioenergy, Inc.	Energy Technology	Warrant	Preferred Series C-1	280,897	275	108
GreatPoint Energy, Inc. (13)	Energy Technology	Warrant	Preferred Series D-1	393,212	548	—
Polyera Corporation (13)	Energy Technology	Warrant	Preferred Series C	311,609	338	426
Proterra, Inc.	Energy Technology	Warrant	Preferred Series 4	318,345	21	65
SCIEnergy, Inc.	Energy Technology	Warrant	Common Stock	530,811	181	—
	Energy Technology	Warrant	Preferred Series 1	145,811	50	—
Total: SCIEnergy, Inc.				676,622	231	—
Scifiniti (p.k.a. Integrated Photovoltaics, Inc.) (13)	Energy Technology	Warrant	Preferred Series A-1	390,000	82	38
Solexel, Inc. (13)	Energy Technology	Warrant	Preferred Series C	1,171,625	1,162	318
Stion Corporation (5)	Energy Technology	Warrant	Preferred Series Seed	2,154	1,378	—
Sungevity Development, LLC	Energy Technology	Warrant	Preferred Series C	32,472,222	902	495
TAS Energy, Inc.	Energy Technology	Warrant	Preferred Series AA	428,571	299	—
Tendril Networks	Energy Technology	Warrant	Preferred Series 3-A	679,862	111	125
TPI Composites, Inc.	Energy Technology	Warrant	Preferred Series B	160	273	100
Trilliant, Inc. (13)	Energy Technology	Warrant	Preferred Series A	320,000	162	16
Subtotal: Energy Technology (0.29%)*					7,726	2,108
Healthcare Services, Other
Chromadex Corporation (3)(13)	Healthcare Services, Other	Warrant	Common Stock	419,020	157	149
Subtotal: Healthcare Services, Other (0.02%)*					157	149

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Information Services
Cha Cha Search, Inc. (13)	Information Services	Warrant	Preferred Series G	48,232	$58	$—
INMOBI Inc. (4)(9)	Information Services	Warrant	Common Stock	46,874	82	4
InXpo, Inc. (13)	Information Services	Warrant	Preferred Series C	648,400	98	2
	Information Services	Warrant	Preferred Series C-1	1,032,416	74	2
Total: InXpo, Inc.				1,680,816	172	4
RichRelevance, Inc. (13)	Information Services	Warrant	Preferred Series E	112,612	98	—
Subtotal: Information Services (0.00%)*					410	8
Internet Consumer & Business Services
Aria Systems, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series E	119,846	37	32
Blurb, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C	234,280	636	134
CashStar, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C-2	727,272	130	38
Gazelle, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series A-1	991,288	158	—
Just Fabulous, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series B	206,184	1,102	1,197
Lightspeed POS, Inc. (4)(9)	Internet Consumer & Business Services	Warrant	Preferred Series C	245,610	20	70
Oportun (p.k.a. Progress Financial)	Internet Consumer & Business Services	Warrant	Preferred Series G	174,562	78	45
Prism Education Group, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series B	200,000	43	—
ReachLocal (3)	Internet Consumer & Business Services	Warrant	Common Stock	177,304	155	90
ShareThis, Inc. (13)	Internet Consumer & Business Services	Warrant	Preferred Series C	493,502	547	115
Tapjoy, Inc.	Internet Consumer & Business Services	Warrant	Preferred Series D	748,670	316	16
Tectura Corporation	Internet Consumer & Business Services	Warrant	Preferred Series B-1	253,378	51	—
Subtotal: Internet Consumer & Business Services (0.24%)*					3,273	1,737
Media/Content/Info
Machine Zone, Inc.	Media/Content/Info	Warrant	Common Stock	108,691	1,309	1,051
Rhapsody International, Inc. (13)	Media/Content/Info	Warrant	Common Stock	715,755	384	244
Zoom Media Group, Inc.	Media/Content/Info	Warrant	Preferred Series A	1,204	348	55
Subtotal: Media/Content/Info (0.19%)*					2,041	1,350
Medical Devices & Equipment
Amedica Corporation (3)(13)	Medical Devices & Equipment	Warrant	Common Stock	1,548,387	459	2
Aspire Bariatrics, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series D	395,000	455	217
Avedro, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series D	1,308,451	401	65
Flowonix Medical Incorporated	Medical Devices & Equipment	Warrant	Preferred Series E	110,947	203	410
Gamma Medica, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	357,500	170	135
Gelesis, Inc. (5)(13)	Medical Devices & Equipment	Warrant	Preferred Series A-1	263,688	78	69
Home Dialysis Plus, Inc.	Medical Devices & Equipment	Warrant	Preferred Series A	500,000	402	265
InspireMD, Inc. (3)(4)(9)	Medical Devices & Equipment	Warrant	Common Stock	168,351	242	—
Medrobotics Corporation (13)	Medical Devices & Equipment	Warrant	Preferred Series E	455,539	370	145
MELA Sciences, Inc. (3)	Medical Devices & Equipment	Warrant	Common Stock	69,320	402	1
nContact Surgical, Inc. (13)(17)	Medical Devices & Equipment	Warrant	Preferred Series D-1	201,439	266	476
NetBio, Inc.	Medical Devices & Equipment	Warrant	Common Stock	2,568	408	20
NinePoint Medical, Inc. (13)	Medical Devices & Equipment	Warrant	Preferred Series A-1	587,840	170	204
Novasys Medical, Inc.	Medical Devices & Equipment	Warrant	Common Stock	109,449	2	—
	Medical Devices & Equipment	Warrant	Preferred Series D	526,840	125	—
	Medical Devices & Equipment	Warrant	Preferred Series D-1	53,607	6	—
Total: Novasys Medical, Inc.				689,896	133	—
Optiscan Biomedical, Corp. (5)(13)	Medical Devices & Equipment	Warrant	Preferred Series D	10,535,275	1,252	240
Oraya Therapeutics, Inc.	Medical Devices & Equipment	Warrant	Common Stock	954	66	—
	Medical Devices & Equipment	Warrant	Preferred Series 1	1,632,084	676	13
Total: Oraya Therapeutics, Inc.				1,633,038	742	13
Quanterix Corporation	Medical Devices & Equipment	Warrant	Preferred Series C	115,618	156	59
SonaCare Medical, LLC (p.k.a. US HIFU, LLC)	Medical Devices & Equipment	Warrant	Preferred Series A	6,464	188	—
ViewRay, Inc. (3)(13)	Medical Devices & Equipment	Warrant	Common Stock	128,231	333	—
Subtotal: Medical Devices & Equipment (0.32%)*					6,830	2,321

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Semiconductors
Achronix Semiconductor Corporation (13)	Semiconductors	Warrant	Preferred Series C	360,000	$160	$13
	Semiconductors	Warrant	Preferred Series D-1	500,000	6	2
Total: Achronix Semiconductor Corporation				860,000	166	15
Aquantia Corp.	Semiconductors	Warrant	Preferred Series G	196,831	4	9
Avnera Corporation	Semiconductors	Warrant	Preferred Series E	141,567	47	29
Subtotal: Semiconductors (0.01%)*					217	53
Software
Actifio, Inc.	Software	Warrant	Common Stock	73,584	249	226
Braxton Technologies, LLC	Software	Warrant	Preferred Series A	168,750	188	—
CareCloud Corporation (13)	Software	Warrant	Preferred Series B	413,433	258	622
Clickfox, Inc. (13)	Software	Warrant	Preferred Series B	1,038,563	330	422
	Software	Warrant	Preferred Series C	592,019	730	316
	Software	Warrant	Preferred Series C-A	46,109	13	19
Total: Clickfox, Inc.				1,676,691	1,073	757
Daegis Inc. (p.k.a. Unify Corporation) (3)(13)	Software	Warrant	Common Stock	718,860	1,434	29
Hillcrest Laboratories, Inc. (13)	Software	Warrant	Preferred Series E	1,865,650	55	131
JumpStart Games, Inc. (p.k.a Knowledge Holdings, Inc.) (13)	Software	Warrant	Preferred Series E	614,333	16	—
Message Systems, Inc. (13)	Software	Warrant	Preferred Series B	408,011	334	428
Mobile Posse, Inc. (13)	Software	Warrant	Preferred Series C	396,430	130	42
Neos, Inc. (13)	Software	Warrant	Common Stock	221,150	22	108
NewVoiceMedia Limited (4)(9)	Software	Warrant	Preferred Series E	225,586	33	52
Poplicus Incorporated (13)	Software	Warrant	Preferred Series C	2,595,230	—	96
Soasta, Inc. (13)	Software	Warrant	Preferred Series E	410,800	691	547
Sonian, Inc. (13)	Software	Warrant	Preferred Series C	185,949	106	22
Touchcommerce, Inc. (13)	Software	Warrant	Preferred Series E	2,282,968	446	442
Subtotal: Software (0.48%)*					5,035	3,502
Specialty Pharmaceuticals
Alimera Sciences, Inc. (3)	Specialty Pharmaceuticals	Warrant	Common Stock	285,016	729	118
QuatRx Pharmaceuticals Company	Specialty Pharmaceuticals	Warrant	Preferred Series E	155,324	307	—
Subtotal: Specialty Pharmaceuticals (0.02%)*					1,036	118

See notes to consolidated financial statements.

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2015

(unaudited)

(dollars in thousands)

Portfolio Company	Sub-Industry	Type of Investment (1)	Series	Shares	Cost (2)	Value (3)
Surgical Devices
Gynesonics, Inc. (13)	Surgical Devices	Warrant	Preferred Series C	180,480	$75	$13
	Surgical Devices	Warrant	Preferred Series D	1,575,965	320	206
Total: Gynesonics, Inc.				1,756,445	395	219
Transmedics, Inc.	Surgical Devices	Warrant	Preferred Series B	40,436	224	—
	Surgical Devices	Warrant	Preferred Series D	175,000	100	179
	Surgical Devices	Warrant	Preferred Series F	16,476	3	2
Total: Transmedics, Inc.				231,912	327	181
Subtotal: Surgical Devices (0.06%)*					722	400
Total: Warrant Investments (2.95%)*					42,641	21,321
Total Investments (159.34%)*					$1,200,092	$1,151,728

*	Value as a percent of net assets
(1)	Preferred and common stock, warrants, and equity interests are generally non-income producing.
(2)

Gross unrealized appreciation, gross unrealized depreciation, and net depreciation for federal income tax purposes totaled $25.2 million, $75.2 million and $50.1 million respectively. The tax cost of investments is $1.2 billion.

(3)

Except for warrants in 38 publicly traded companies and common stock in 16 publicly traded companies, all investments are restricted at September 30, 2015 and were valued at fair value as determined in good faith by the Board of Directors. No unrestricted securities of the same issuer are outstanding. The Company uses the Standard Industrial Code for classifying the industry grouping of its portfolio companies.

(4)	Non-U.S. company or the company’s principal place of business is outside the United States.
(5)	Affiliate investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 5% but not more than 25% of the voting securities of the company.
(6)

Control investment that is defined under the Investment Company Act of 1940 as companies in which HTGC owns at least 25% of the voting securities of the company or has greater than 50% representation on its board. There were no control investments at September 30, 2015.

(7)	Debt is on non-accrual status at September 30, 2015, and is therefore considered non-income producing.
(8)	Denotes that all or a portion of the debt investment is convertible debt.
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

(15)	Repayment of debt investment is delinquent of the contractual maturity date as of September 30, 2015.
(16)	The stated PIK interest rate may be reduced to 1.50% subject to achievement of a milestone by the portfolio company.
(17)

Subsequent to September 30, 2015, this company completed an initial public offering or was acquired. Note that the September 30, 2015 fair value does not reflect any potential impact of the conversion of our preferred shares to common shares associated with the offering or transaction, which may include stock splits or reverse splits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Hercules Technology Growth Capital, Inc. (the “Company”) is a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in technology-related industries, including technology, biotechnology, life sciences, healthcare, and energy and renewables technology. The Company sources its investments through its principal office located in Palo Alto, CA, as well as through its additional offices in Boston, MA, New York, NY, McLean, VA, Radnor, PA, and Santa Monica, CA. The Company was incorporated under the General Corporation Law of the State of Maryland in December 2003.

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

HT II and HT III hold approximately $131.3 million and $302.5 million in assets, respectively, and they accounted for approximately 7.8% and 18.0% of the Company’s total assets, respectively, prior to consolidation at September 30, 2015.

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

The consolidated financial statements include the accounts of the Company, its subsidiaries and its consolidated securitization variable interest entities (“VIEs”). All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments. The accompanying consolidated interim financial statements are presented in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Act of 1933 and the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments consisting solely of normal recurring accruals considered necessary for the fair statement of consolidated financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Therefore, the interim unaudited consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes thereto for the period ended December 31, 2014. The year-end Consolidated Statement of Assets and Liabilities data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Financial statements prepared on a U.S. GAAP basis require management to make estimates and assumptions that affect the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

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

The Company performs periodic reassessments, usually quarterly, of whether it is the primary beneficiary of a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The Company also reconsiders whether entities previously determined not to be VIEs have become VIEs, based on certain events, and therefore are subject to the VIE consolidation framework.

As of the date of this report, the VIE consolidated by the Company is its securitization VIE formed in conjunction with the issuance of the Asset-Backed Notes (as defined herein) (See Note 4).

Reclassification

Certain balances from prior years have been reclassified in order to conform to the current year presentation.

Valuation of Investments

At September 30, 2015, 86.4% of the Company’s total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. The Company’s investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). The Company’s debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology at all stages of development. Given the nature of lending to these types of businesses, substantially all of the Company’s investments in these portfolio companies are considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, the Company values substantially all of its investments at fair value as determined in good faith pursuant to a consistent valuation policy by the Company’s Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by its Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

The Company intends to continue to engage an independent valuation firm to provide management with assistance regarding the Company’s determination of the fair value of selected portfolio investments each quarter unless directed by the Board of Directors to cancel such valuation services. The scope of services rendered by an independent valuation firm is at the discretion of the Board of Directors. The Company’s Board of Directors is ultimately, and solely, responsible for determining the fair value of the Company’s investments in good faith.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2015 (unaudited) and as of December 31, 2014. The Company transfers investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2015, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,077,606	$—	$—	$1,077,606
Preferred Stock	24,012	—	—	24,012
Common Stock	28,789	27,773	—	1,016
Warrants	21,321	—	4,841	16,480
Escrow Receivable	3,148	—	—	3,148
Total	$1,154,876	$27,773	$4,841	$1,122,262

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$923,906	$—	$—	$923,906
Preferred Stock	57,548	—	—	57,548
Common Stock	14,185	12,798	—	1,387
Warrants	25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014.

(in thousands)	Balance January 1, 2015	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2015
Senior Debt	$923,906	$(573)	$(3,522)	$533,722	$—	$(375,361)	$—	$(566)	$1,077,606
Preferred Stock	57,548	2,598	(3,575)	5,326	(4,542)	—	685	(34,028)	24,012
Common Stock	1,387	—	(371)	—	—	—	—	—	1,016
Warrants	21,923	(1,529)	(6,693)	4,061	—	—	—	(1,282)	16,480
Escrow Receivable	3,598	71	—	511	(1,032)	—	—	—	3,148
Total	$1,008,362	$567	$(14,161)	$543,620	$(5,574)	$(375,361)	$685	$(35,876)	$1,122,262

(in thousands)	Balance January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the nine months ended September 30, 2015 relate to the initial public offerings of Box, Inc,  ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc), Neos Therapeutics, Edge Therapeutics Inc., and ViewRay, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the nine months ended September 30, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

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

For the nine months ended September 30, 2015, approximately $2.2 million and $371,000 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $3.2 million and $7.5 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

In accordance with ASU 2011-04, the following tables provide quantitative information about the Company’s Level 3 fair value measurements of the Company’s investments as of September 30, 2015 (unaudited) and December 31, 2014. In addition to the techniques and inputs noted in the tables below, according to the Company’s valuation policy, the Company may also use other valuation techniques and methodologies when determining the Company’s fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to the Company’s fair value measurements.

The significant unobservable input used in the fair value measurement of the Company’s escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$51,551	Originated Within 6 Months	Origination Yield	10.35% - 16.16%	12.42%
	394,341	Market Comparable Companies	Hypothetical Market Yield	9.73% - 16.26%	12.59%
			Premium/(Discount)	(0.75%) - 1.00%
Technology	136,425	Originated Within 6 Months	Origination Yield	6.68% - 16.32%	12.53%
	104,495	Market Comparable Companies	Hypothetical Market Yield	5.97% - 17.42%	12.78%
			Premium/(Discount)	0.00% - 0.50%
	63,807	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Medical Devices	83,116	Market Comparable Companies	Hypothetical Market Yield	11.32% - 16.72%	14.36%
			Premium/(Discount)	0.00% - 0.75%
	5,045	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Energy Technology	29,717	Originated Within 6 Months	Origination Yield	12.64% - 13.83%	13.44%
	82,954	Market Comparable Companies	Hypothetical Market Yield	13.68% - 27.18%	15.39%
			Premium/(Discount)	0.00 - 0.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	13,261	Liquidation(c)	Probability weighting of alternative outcomes	35.00% - 65.00%

		Debt Investments Where Fair Value Approximates Cost
	30,677	Imminent Payoffs (d)
	80,617	Debt Investments Maturing in Less than One Year
	$1,077,606	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that the Company expects to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$7,664	Market Comparable Companies	EBITDA Multiple (b)	2.6x - 16.5x	7.1x
			Revenue Multiple (b)	0.8x - 3.2x	1.9x
			Discount for Lack of Marketability (c)	13.35% - 25.05%	16.33%
			Average Industry Volatility (d)	46.52% - 98.20%	54.76%
			Risk-Free Interest Rate	0.27% - 0.75%	0.43%
			Estimated Time to Exit (in months)	10 - 29	16
	17,364	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.84% - 86.69%	68.92%
			Risk-Free Interest Rate	0.20% - 1.32%	0.59%
			Estimated Time to Exit (in months)	2 - 44	18
Warrant Investments	6,573	Market Comparable Companies	EBITDA Multiple (b)	4.9x - 94.0x	21.7x
			Revenue Multiple (b)	0.4x - 11.9x	3.4x
			Discount for Lack of Marketability (c)	11.33% - 33.45%	23.20%
			Average Industry Volatility (d)	34.14% - 74.32%	43.31%
			Risk-Free Interest Rate	0.14% - 1.06%	0.50%
			Estimated Time to Exit (in months)	7 - 44	20
	9,907	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.84% - 107.88%	50.46%
			Risk-Free Interest Rate	0.20% - 1.59%	0.67%
			Estimated Time to Exit (in months)	2 - 47	22
Total Level Three Warrant and Equity Investments	$41,508

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

The Company estimates the fair value of warrants using a Black Scholes option pricing model. At each reporting date, privately held warrant and equity-related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate the Company’s valuation of the warrant and equity-related securities. The Company periodically reviews the valuation of its portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Portfolio Composition

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

The following table summarizes the Company’s realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and nine months ended September 30, 2015 and 2014 (unaudited). The Company did not hold any Control investments at either September 30, 2015 or 2014.

(in thousands)			For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
Portfolio Company	Type	Fair Value at September 30, 2015	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$1,398	$—	$(837)	$—	$—	$—	$1,071	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,186	—	(432)	—	—	—	113	—	—
Stion Corporation	Affiliate	1,600	83	420	—	—	279	359	—	—
Total		$9,184	$83	$(849)	$—	$—	$279	$1,543	$—	$—

(in thousands)			For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
Portfolio Company	Type	Fair Value at September 30, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$316	$—	$(36)	$—	$—	$—	$(156)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,029	—	(23)	—	—	—	(67)	—	—
Stion Corporation	Affiliate	2,500	138	606	—	—	1,777	(2,634)	—	—
Total		$8,845	$138	$547	$—	$—	$1,777	$(2,857)	$—	$—

A summary of the composition of the Company’s investment portfolio as of September 30, 2015 (unaudited) and December 31, 2014 at fair value is shown as follows:

	September 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$908,536	78.9%	$740,659	72.6%
Senior secured debt	190,391	16.5%	208,345	20.4%
Preferred stock	24,012	2.1%	57,548	5.6%
Common stock	28,789	2.5%	14,185	1.4%
Total	$1,151,728	100.0%	$1,020,737	100.0%

The increase in common stock and the decrease in preferred stock is primarily due to the initial public offering of Box, Inc. on January 23, 2015 in which all of our preferred shares were converted to common stock in the public portfolio company. The Company’s potential gain is subject to the price of the shares when the Company exits the investment.

A summary of the Company’s investment portfolio, at value, by geographic location as of September 30, 2015 (unaudited) and December 31, 2014 is shown as follows:

	September 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,124,687	97.7%	$967,803	94.8%
Netherlands	20,402	1.8%	19,913	2.0%
Israel	5,045	0.4%	6,498	0.6%
England	1,027	0.1%	34	—
Canada	563	—	2,314	0.2%
India	4	—	24,175	2.4%
Total	$1,151,728	100.0%	$1,020,737	100.0%

The following table shows the fair value of the Company’s portfolio by industry sector at September 30, 2015 (unaudited) and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$278,736	24.2%	$267,618	26.2%
Drug Delivery	163,323	14.2%	88,491	8.7%
Software	150,641	13.1%	125,412	12.3%
Energy Technology	140,620	12.2%	68,280	6.7%
Internet Consumer & Business Services	105,798	9.2%	69,655	6.8%
Medical Devices & Equipment	101,127	8.8%	138,046	13.5%
Media/Content/Info	66,309	5.7%	29,219	2.9%
Specialty Pharmaceuticals	52,772	4.6%	51,536	5.0%
Communications & Networking	31,574	2.7%	61,433	6.0%
Consumer & Business Products	22,434	1.9%	63,225	6.2%
Semiconductors	14,016	1.2%	5,126	0.5%
Surgical Devices	11,197	1.0%	9,915	1.0%
Healthcare Services, Other	10,147	0.9%	10,527	1.0%
Information Services	2,064	0.2%	27,016	2.6%
Biotechnology Tools	670	0.1%	3,721	0.4%
Diagnostic	272	0.0%	825	0.1%
Electronics & Computer Hardware	28	0.0%	692	0.1%
Total	$1,151,728	100.0%	$1,020,737	100.0%

No single portfolio investment represents more than 10% of the fair value of the investments as of September 30, 2015 and December 31, 2014.

Portfolio Activity

During the three and nine months ended September 30, 2015, the Company funded and or restructured investments in debt securities totaling approximately $157.0 million and $524.2 million, respectively. During the three and nine months ended September 30, 2015, the Company funded equity investments totaling approximately $1.7 million and $7.8 million, respectively. During the nine months ended September 30, 2015, the Company converted approximately $566,000 of debt to equity in two portfolio companies. During the nine months ended September 30, 2015, the Company converted approximately $330,000 of warrants to equity in three portfolio companies.

During the three and nine months ended September 30, 2014, the Company funded investments in debt securities totaling approximately $125.1 million and $408.3 million, respectively. During the three and nine months ended September 30, 2014, the Company funded equity investments totaling approximately $3.5 million and $5.1 million, respectively. During the three months ended September 30, 2014, the Company converted approximately $250,000 of debt to equity in one portfolio company and during the nine months ended September 30, 2014 the Company converted $1.5 million of debt to equity in four portfolio companies.

During the three and nine months ended September 30, 2015, the Company recognized net realized gains of approximately $6.4 million and $8.4 million, respectively. During the three months ended September 30, 2015, the Company recorded gross realized gains of approximately $6.8 million primarily from the sale of investments in three portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), and Egalet Corporation ($652,000), and approximately $871,000 from subsequent recoveries received on two previously written-off debt investments. These gains were offset by gross realized losses of approximately $424,000 primarily from the liquidation of the Company’s warrant investment in one portfolio company. During the nine months ended September 30, 2015, the Company recorded gross realized gains of approximately $11.6 million primarily from the sale of investments in seven portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000), and $1.4 million from subsequent recoveries received on two previously written-off debt investments. These gains were partially offset by gross realized losses of approximately $3.2 million from the liquidation of the Company’s investments in nine portfolio companies.

During the three and nine months ended September 30, 2014, the Company recognized net realized gains of approximately $5.7 million and $13.0 million on the portfolio, respectively. During the three months ended September 30, 2014, the Company recorded gross realized gains of approximately $5.9 million primarily from the sale of investments in two portfolio companies, including Acceleron Pharma ($3.1 million) and IPA Holdings ($1.5 million). These gains were partially offset by gross realized losses of approximately $218,000 from the liquidation of the Company’s investments in two portfolio companies. During the nine months ended September 30, 2014, the Company recorded gross realized gains of approximately $13.8 million primarily from the sale of investments in six portfolio companies, including Acceleron Pharma ($4.0 million), Neuralstem ($1.7 million), IPA Holdings ($1.5 million), Cell Therapeutics ($1.3 million), Trulia ($1.0 million), and Portola Pharmaceuticals ($700,000).These gains were partially offset by gross realized losses of approximately $748,000 from the liquidation of the Company’s investments in eight portfolio companies.

Changes in Portfolio

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. The Company had approximately $4.4 million and $4.5 million of unamortized fees at September 30, 2015 and December 31, 2014, respectively, and approximately $19.1 million and $19.3 million in exit fees receivable at September 30, 2015 and December 31, 2014, respectively.

The Company has debt investments in its portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. The Company recorded approximately $1.5 million and $851,000 in PIK income during the three months ended September 30, 2015 and 2014, respectively. The Company recorded approximately $3.3 million and $2.6 million in PIK income during the nine months ended September 30, 2015 and 2014, respectively.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment transaction closes. The Company had no income from advisory services in the three and nine months ended September 30, 2015 and 2014.

In the majority of cases, the Company collateralizes its investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, the Company may obtain a negative pledge covering a company’s intellectual property. At September 30, 2015, approximately 41.3% of the Company’s portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 50.4% of the Company’s portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 5.5% of the Company’s portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property and 2.8% of our portfolio company debt investments were subordinated secured by all of the portfolio company’s assets, including intellectual property.  At September 30, 2015 the Company had no equipment only liens on any of our portfolio companies.

3. Fair Value of Financial Instruments

Fair value estimates are made at discrete points in time based on relevant information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The Company believes that the carrying amounts of its financial instruments, consisting of cash and cash equivalents, receivables including escrow receivables, accounts payable and accrued liabilities, approximate the fair values of such items due to the short maturity of such instruments. The Convertible Senior Notes, the April 2019 Notes, the September 2019 Notes (together with the April 2019 Notes, the “2019 Notes”), the 2024 Notes, the 2021 Asset- Backed Notes, and the SBA debentures, as each term is defined herein, provide a strategic advantage as sources of liquidity due to their flexible structure, long-term duration, and low fixed interest rates. At September 30, 2015, the April 2019 Notes were trading on the New York Stock Exchange for $25.38 per share at par value, the September 2019 Notes were trading on the New York Stock Exchange for $25.21 per share at par value and the 2024 Notes were trading on the New York Stock Exchange for $25.10 per share at par value. The par value at underwriting for each of these notes was $25.00 per share. Based on market quotations on or around September 30, 2015, the Convertible Senior Notes were quoted for $1.0150 per dollar at par value and the 2021 Asset-Backed Notes were quoted for $1.0034 per dollar at par value. Calculated based on the net present value of payments over the term of the notes using estimated market rates for similar notes and remaining terms, the fair value of the SBA debentures would be approximately $193.5 million, compared to the carrying amount of $190.2 million as of September 30, 2015.

See the accompanying Consolidated Schedule of Investments for the fair value of the Company’s investments. The methodology for the determination of the fair value of the Company’s investments is discussed in Note 2.

The liabilities of the Company are recorded at amortized cost and not at fair value on the Consolidated Statement of Assets and Liabilities. The following table provides additional information about the fair value and level in the fair value hierarchy of the Company’s liabilities at September 30, 2015 (unaudited) and December 31, 2014:

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description (1)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$17,868	$—	$17,868	$—
2021 Asset-Backed Notes	129,744	—	129,744	—
April 2019 Notes	65,470	—	65,470	—
September 2019 Notes	86,596	—	86,596	—
2024 Notes	103,412	—	103,412	—
SBA Debentures	193,485	—	—	193,485
Total	$596,575	$—	$403,090	$193,485

(in thousands)		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Convertible Senior Notes	$22,799	$—	$22,799	$—
2017 Asset-Backed Notes	22,068	—	—	22,068
2021 Asset-Backed Notes	129,300	—	129,300	—
April 2019 Notes	86,450	—	86,450	—
September 2019 Notes	88,073	—	88,073	—
2024 Notes	104,071	—	104,071	—
SBA Debentures	191,779	—	—	191,779
Total	$644,540	$—	$430,693	$213,847

(1) As of April 16, 2015, the 2017 Asset-Backed Notes were fully repaid.

4. Borrowings Long Term

Outstanding Borrowings

At September 30, 2015 (unaudited) and December 31, 2014, the Company had the following available borrowings and outstanding borrowings:

	September 30, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	150,364	150,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	—	—	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,604	17,461	17,674	17,345
Wells Facility(4)	75,000	—	75,000	—
Union Bank Facility(4)	75,000	—	75,000	—
Total	$740,468	$590,325	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both September 30, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the nine months ended September 30, 2015, holders of approximately $70,000 of the Company’s Convertible Senior Notes have exercised their conversion rights. The balance at September 30, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $143,000 at September 30, 2015 and $329,000 at December 31, 2014.

(4)	Availability subject to the Company meeting the borrowing base requirements.

Long-Term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With the Company’s net investment of $38.0 million in HT II as of September 30, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at September 30, 2015. As of September 30, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2015 the Company held investments in HT II in 37 companies with a fair value of approximately $98.0 million, accounting for approximately 8.5% of the Company’s total portfolio at September 30, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With the Company’s net investment of $74.5 million in HT III as of September 30, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of September 30, 2015. As of September 30, 2015, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2015, the Company held investments in HT III in 43 companies with a fair value of approximately $271.2 million, accounting for approximately 23.5% of the Company’s total portfolio at September 30, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to the Company if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect the Company because HT II and HT III are the Company’s wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2015 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended September 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.56%. The average amount of debentures outstanding for the nine months ended September 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.51%. The average amount of debentures outstanding for the three months ended September 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46%. The average amount of debentures outstanding for the nine months ended September 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%.

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,757	$1,757	$5,212	$5,571
Amortization of debt issuance cost (loan fees)	168	162	499	872
Total interest expense and fees	$1,925	$1,919	$5,711	$6,443
Cash paid for interest expense and fees	$3,499	$3,499	$6,942	$8,042

As of September 30, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2015, with the Company’s net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At September 30, 2015, the Company has issued $190.2 million in SBA-guaranteed debentures in the Company’s SBIC subsidiaries.

The Company reported the following SBA debentures outstanding as of September 30, 2015 (unaudited) and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

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

As of September 30, 2015 (unaudited) and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	September 30, 2015	December 31, 2014
April 2019 Notes	$64,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$150,364	$170,364

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

September 2019 Notes

The September 2019 Notes will mature on September 30, 2019 and may be redeemed in whole or in part at the Company’s option at any time or from time to time on or after September 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The September 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGY.” See “Note 12 —Subsequent Events.”

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

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$2,631	$2,981	$8,361	$8,944
Amortization of debt issuance cost (loan fees)	211	243	1,163	725
Total interest expense and fees	$2,842	$3,224	$9,524	$9,669
Cash paid for interest expense and fees	$2,631	$2,981	$8,594	$8,944

As of September 30, 2015, the Company was in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes.

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

The 2024 Notes are the Company’s direct unsecured obligations and rank: (i) pari passu with the Company’s other outstanding and future senior unsecured indebtedness; (ii) senior to any of the Company’s future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all the Company’s existing and future secured indebtedness (including indebtedness that is initially unsecured to which the Company subsequently grants security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of the Company’s subsidiaries.

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring the Company to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that the Company provide financial information to the holders of the 2024 Notes and the 2024 Trustee if the Company should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2015, the Company was in compliance with the terms of the Base Indenture as supplemented by the Third Supplemental Indenture.

At both September 30, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three and nine months ended September 30, 2015 and 2014, (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,609	$1,068	$4,828	$1,068
Amortization of debt issuance cost (loan fees)	83	69	250	69
Total interest expense and fees	$1,692	$1,137	$5,078	$1,137
Cash paid for interest expense and fees	$1,609	$278	$4,828	$278

2017 Asset-Backed Notes

On December 19, 2012, the Company completed a $230.7 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “2017 Asset-Backed Notes”), which 2017 Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The 2017 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among the Company, Hercules Capital Funding 2012-1, LLC as trust depositor (the “2012 Trust Depositor”), Hercules Capital Funding Trust 2012-1 as issuer (the “2012 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and were backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and serviced by the Company.

As part of this transaction, the Company entered into a sale and contribution agreement with the 2012 Trust Depositor under which the Company has agreed to sell or have contributed to the 2012 Trust Depositor certain senior loans made to certain of the Company’s portfolio companies (the “2012 Loans”). The Company made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2012 Loans as of the date of their transfer to the 2012 Trust Depositor.

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

Interest on the 2017 Asset- Backed Notes was paid, to the extent of funds available, at a fixed rate of 3.32% per annum. For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2017 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$—	$308	$141	$1,421
Amortization of debt issuance cost (loan fees)	—	597	506	1,803
Total interest expense	$—	$905	$647	$3,224
Cash paid for interest expense	$—	$—	$—	$—

Under the terms of the 2017 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017 Asset-Backed Notes. The Company segregated these funds and classified them as restricted cash. There was approximately $1.2 million of restricted cash as of December 31, 2014, funded through interest collections. As the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015 there were no funds segregated as restricted cash related to the 2017 Asset-Backed Notes at September 30, 2015.

2021 Asset-Backed Notes

On November 13, 2014, the Company completed a $237.4 million term debt securitization in connection with which an affiliate of the Company made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “2021 Asset-Backed Notes”), which 2021 Asset-Backed Notes were rated A(sf) by Kroll Bond Rating Agency, Inc. (“KBRA”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among the Company, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of the Company’s portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by the Company. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

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

At both September 30, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,139	$—	$3,417	$—
Amortization of debt issuance cost (loan fees)	227	—	673	—
Total interest expense	$1,366	$—	$4,090	$—
Cash paid for interest expense	$1,139	$—	$3,417	$—

Under the terms of the 2021 Asset-Backed Notes, the Company is required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. The Company has segregated these funds and classified them as restricted cash. There was approximately $5.4 million and $11.5 million of restricted cash as of September 30, 2015 and December 31, 2014, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, the Company issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes due 2016 (the “Convertible Senior Notes”). During the nine months ended September 30, 2015, holders of approximately $70,000 of the Company’s Convertible Senior Notes have exercised their conversion rights, respectively. As of September 30, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.5 million.

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

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, the Company will pay or deliver, as the case may be, at the Company’s election, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of September 30, 2015, the conversion rate was 89.9249 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.12 per share of common stock).

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

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between the Company and U.S. Bank National Association, during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of September 30, 2015, approximately $57.4 million of the Convertible Senior Notes have been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes are not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time.

The Company recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt the Company recorded for the nine months ended September 30, 2015 was approximately $1,000 and $1.6 million for the year ended December 31, 2014. The Company did not record a loss on extinguishment of debt in the three months ended September 30, 2015. The loss on extinguishment of debt was classified as a component of net investment income in the Company’s Consolidated Statement of Operations.

As of September 30, 2015 (unaudited) and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	September 30, 2015	December 31, 2014
Principal amount of debt	$17,604	$17,674
Original issue discount, net of accretion	(143)	(329)
Carrying value of Convertible Senior Notes	$17,461	$17,345

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$264	$184	$743	$2,434
Accretion of original issue discount	61	197	185	738
Amortization of debt issuance cost (loan fees)	33	105	98	394
Total interest expense	$358	$486	$1,026	$3,566
Cash paid for interest expense	$—	$—	$529	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and nine months ended September 30, 2015 and 2014. Interest expense decreased by approximately $1.7 million during the nine months ended September 30, 2015 from the nine months ended September 30, 2014, due to Convertible Senior Notes settled between periods. As of September 30, 2015, the Company is in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC has made commitments of $75.0 million. The Wells Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. The Company expects to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and nine months ended September 30, 2015, this non-use fee was approximately $41,000 and $229,000, respectively. For the three and nine months ended September 30, 2014, this non-use fee was approximately $96,000 and $284,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to the Company and the Company’s subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require the Company to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of September 30, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Wells Facility matures on August 2, 2018, unless terminated sooner in accordance with its terms.

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

The Company had aggregate draws of $53.4 million on the available facility during the nine months ended September 30, 2015 and then repaid the entire outstanding amount during the three months ended September 30, 2015 due to the payoff of the underlying debt investments funded through the facility. At September 30, 2015 there were no borrowings outstanding on this facility.

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the Wells Facility are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$356	$—	$356	$—
Amortization of debt issuance cost (loan fees)	92	$65	$264	$112
Total interest expense	$448	$65	$620	$112
Cash paid for interest expense	$289	$—	$289	$—

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and nine months ended September 30, 2015, this non-use fee was approximately $96,000 and $284,000, respectively. For the three and nine months ended September 30, 2014, this non-use fee was approximately $50,000 and $100,000, respectively. The amount that the Company may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in the Company’s portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

The Company has various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that the Company maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of September 30, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

At September 30, 2015 there were no borrowings outstanding on this facility.

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

During the nine months ended September 30, 2015, the Company reduced its realized gain by approximately $143,000 for Citigroup’s participation in the realized gain from the acquisition proceeds the Company received on equity exercised from warrants that were included in the collateral pool. The Company recorded a decrease in participation liability and an increase in unrealized appreciation by a net amount of approximately $62,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation as a result of the acquisition proceeds the Company received on its Atrenta, Inc. equity investment. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments is approximately $39,000 as of September 30, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, the Company has paid Citigroup approximately $2.2 million under the warrant participation agreement thereby reducing realized gains by this amount. The Company will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

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

During the three months ended September 30, 2015, the Company declared a distribution of $0.31 per share. The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of our distributions year-to-date as of September 30, 2015, approximately 100% would be from ordinary income and spillover earnings from 2014. However there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2015 distributions to shareholders will actually be.

As a RIC, the Company will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of its capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). The Company will not be subject to excise taxes on amounts on which the Company is required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, the Company may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent the Company chooses to carry over taxable income into the next tax year, dividends declared and paid by the Company in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

Taxable income for the nine months ended September 30, 2015 was approximately $49.6 million or $0.72 per share. Taxable net realized gain for the same period was $9.1 million or approximately $0.13 per share. Taxable income for the nine months ended September 30, 2014 was approximately $44.0 million or $0.71 per share. Taxable net realized gains for the same period were $18.7 million or approximately $0.30 per share.

The Company intends to distribute 100% of its spillover from long term earnings from the year ended December 31, 2014 to the Company’s shareholders in 2015.

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

During the year ended December 31, 2014, the Company sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. The Company generally uses net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2015, approximately 7.35 million shares remain available for issuance and sale under the equity distribution agreement.

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The Company expects that the share repurchase program will be in effect until February 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the three and nine months ended September 30, 2015, the Company repurchased 423,451 shares of its common stock at an average price per share of $10.68 per share and a total cost of approximately $4.5 million. As of September 30, 2015, approximately $45.5 million of common stock remains eligible for repurchase under the stock repurchase plan.

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

At the 2015 Annual Meeting of Stockholders on July 7, 2015, the Company’s common stockholders approved a proposal to allow the Company to issue common stock at a discount from its then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, the Company will limit the number of shares that it issues at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on the Company’s then outstanding shares will not exceed 20%. The Company’s Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. During the three and nine months ended September 30, 2015, the Company has not issued common stock at a discount to NAV.

The Company has issued stock options for common stock subject to future issuance, of which 634,505 and 695,672 were outstanding at September 30, 2015 and December 31, 2014, respectively.

7. Equity Incentive Plan

The Company and its stockholders have authorized and adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for purposes of attracting and retaining the services of its executive officers and key employees. Under the 2004 Plan, the Company is authorized to issue 7.0 million shares of common stock. On June 1, 2011, stockholders approved an amended and restated plan and provided an increase of 1.0 million shares, authorizing the Company to issue 8.0 million shares of common stock under the 2004 Plan. At the Company’s 2015 Annual Meeting of stockholders on July 7, 2015, the Company’s stockholders voted to approve an amendment to the 2004 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 4.0 million shares.

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

The following table summarizes the common stock options activities for the nine months ended September 30, 2015 and 2014 (unaudited):

	Nine Months Ended September 30,
	2015		2014
	Common Stock Options	Weighted Average Exercise Price	Common Stock Options	Weighted Average Exercise Price
Outstanding at December 31,	695,672	$14.58	833,923	$12.53
Granted	163,500	$12.68	245,000	$16.06
Exercised	(36,331)	$10.81	(248,206)	$10.97
Forfeited	(183,726)	$14.78	(143,729)	$15.12
Expired	(4,610)	$12.28	—	$—
Outstanding at September 30,	634,505	$14.27	686,988	$13.80
Shares Expected to Vest at September 30,	390,283	$14.27	487,686	$13.80

The following table summarizes common stock options outstanding and exercisable at September 30, 2015 (unaudited):

(Dollars in thousands, except exercise price)	Options outstanding				Options exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price	Number of shares	Weighted average remaining contractual life	Aggregate intrinsic value	Weighted average exercise price
$9.25 - $14.02	218,421	6.47	$4,300	$12.09	60,252	3.73	$4,300	$10.97
$14.60 - $16.34	416,084	5.75	—	$15.41	183,970	5.40	—	$15.39
$9.25 - $16.34	634,505	6.00	$4,300	$14.27	244,222	4.99	$4,300	$14.30

Options generally vest 33% one year after the date of grant and ratably over the succeeding 24 months.

All options may be exercised for a period ending seven years after the date of grant. At September 30, 2015, options for 244,222 shares were exercisable at a weighted average exercise price of approximately $14.30 per share with a weighted average remaining contractual term of 4.99 years.

The Company determined that the fair value of options granted under the 2006 and 2004 Plans during the nine months ended September 30, 2015 and 2014 was approximately $57,000 and $126,000, respectively. During the nine months ended September 30, 2015 and 2014, approximately $201,000 and $313,000 of share-based cost due to stock option grants was expensed, respectively. As of September 30, 2015, there was approximately $300,000 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average remaining vesting period of 1.43 years.

The fair value of options granted is based upon a Black Scholes option pricing model using the assumptions in the following table for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Expected Volatility	18.94%	19.90%
Expected Dividends	10%	10%
Expected term (in years)	4.5	4.5
Risk-free rate	1.08% - 1.64%	1.24% - 1.66%

During the nine months ended September 30, 2015 and 2014 the Company granted 676,340 shares and 989,883 shares, respectively, of restricted stock pursuant to the Plans. The Company determined that the fair value of restricted stock granted under the 2006 and 2004 Plans during the nine months ended September 30, 2015 and 2014 was approximately $9.2 million and $13.7 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company expensed approximately $7.0 million and $6.6 million of compensation expense related to restricted stock, respectively. As of September 30, 2015, there was approximately $10.7 million of total unrecognized compensation costs related to restricted stock. These costs are expected to be recognized over a weighted average remaining vesting period of 1.87 years.

The following table summarizes the activities for the Company’s unvested restricted stock for the nine months ended September 30, 2015 and 2014 (unaudited):

	Nine Months Ended September 30,
	2015		2014
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31,	1,302,780	$13.23	1,035,897	$11.94
Granted	676,340	$13.67	989,883	$13.82
Vested	(703,703)	$13.28	(478,161)	$12.04
Forfeited	(297,468)	$13.25	(144,277)	$12.76
Unvested at September 30,	977,949	$13.49	1,403,342	$13.14

The SEC, through an exemptive order granted on June 22, 2010, approved amendments to the Plans which allow participants to elect to have the Company withhold shares of the Company’s common stock to pay for the exercise price and applicable taxes with respect to an option exercise (“net issuance exercise”). The exemptive order also permits the holders of restricted stock to elect to have the Company withhold shares of the Company’s stock to pay the applicable taxes due on restricted stock at the time of vesting. Each individual can make a cash payment at the time of option exercise or to pay taxes on restricted stock.

8. Earnings Per Share

Shares used in the computation of the Company’s basic and diluted earnings per share are as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator
Net increase in net assets resulting from operations	$4,075	$15,177	$28,746	$50,553
Less: Dividends declared-common and restricted shares	(22,472)	(19,927)	(65,238)	(58,482)
Undistributed earnings	(18,397)	(4,750)	(36,494)	(7,929)
Undistributed earnings-common shares	(18,397)	(4,750)	(36,492)	(7,929)
Add: Dividend declared-common shares	22,164	19,469	64,031	57,298
Numerator for basic and diluted change in net assets per common share	3,767	14,719	27,539	49,369

Denominator
Basic weighted average common shares outstanding	71,462	62,356	68,897	61,444
Common shares issuable	34	1,423	226	2,110
Weighted average common shares outstanding assuming dilution	71,496	63,779	69,123	63,554

Change in net assets per common share
Basic	$0.05	$0.24	$0.40	$0.80
Diluted	$0.05	$0.23	$0.40	$0.78

In the table above, unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents are treated as participating securities for calculating earnings per share.

For the purpose of calculating diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation because the Company’s share price was greater than the conversion price in effect ($11.12 as of September 30, 2015 and $11.42 as of September 30, 2014) for the Convertible Senior Notes for such periods.

The calculation of change in net assets resulting from operations per common share—assuming dilution, excludes all anti-dilutive shares. For the three months ended September 30, 2015 and 2014, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was approximately 642,088 shares and 742,043 shares, respectively. For the nine months ended September 30, 2015 and 2014, the number of anti-dilutive shares, as calculated based on the weighted average closing price of the Company’s common stock for the periods, was 627,526 shares and 752,116 shares, respectively.

Effective as of April 6, 2015, the Company amended its charter to increase the number of shares of common stock it is authorized to issue from 100,000,000 to 200,000,000. The Company affected the increase in authorized shares by filing Articles of Amendment with the State Department of Assessments and Taxation of Maryland. At September 30, 2015, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.001. Each share of common stock entitles the holder to one vote.

9. Financial Highlights

Following is a schedule of financial highlights for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Per share data(1):
Net asset value at beginning of period	$10.18	$10.51
Net investment income	0.78	0.91
Net realized gain on investments	0.12	0.21
Net unrealized depreciation on investments	(0.48)	(0.30)
Total from investment operations	0.42	0.82
Net increase (decrease) in net assets from capital share transactions(1)	0.26	(0.27)
Distributions of net investment income	(0.95)	(0.95)
Stock-based compensation expense included in investment income(2)	0.11	0.11
Net asset value at end of period	$10.02	$10.22

Ratios and supplemental data:
Per share market value at end of period	$10.11	$14.46
Total return(3)	(27.25%)	(6.28%)
Shares outstanding at end of period	72,109	64,182
Weighted average number of common shares outstanding	68,897	61,444
Net assets at end of period	$722,793	$645,198
Ratio of total expense to average net assets(4)	11.87%	10.17%
Ratio of net investment income before investment gains and losses to average net assets(4)	9.84%	11.38%
Portfolio turnover rate (5)	34.90%	36.04%
Average debt outstanding	$617,503	$519,025
Weighted average debt per common share	$8.96	$8.44

(1)

All per share activity is calculated based on the weighted average shares outstanding for the relevant period, except net increase (decrease) in net assets from capital share transactions, which is based on the common shares outstanding as of the relevant balance sheet date.

(2)

Stock option expense is a non-cash expense that has no effect on net asset value. Pursuant to ASC 718, net investment income includes the expense associated with the granting of stock options which is offset by a corresponding increase in paid-in capital.

(3)

The total return for the nine months ended September 30, 2015 and 2014 equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. As such, the total return is not annualized.

(4)	All ratios are calculated based on weighted average net assets for the relevant period and are annualized.
(5)

The portfolio turnover rate for the nine months ended September 30, 2015 and 2014 equals the lesser of investment portfolio purchases or sales during the period, divided by the average investment portfolio value during the period. As such, portfolio turnover rate is not annualized.

10. Commitments and Contingencies

The Company’s commitments and contingencies consist primarily of unused commitments to extend credit in the form of loans to the Company’s portfolio companies. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the Company. Since a portion of these commitments may expire without being drawn, unfunded contractual commitments do not necessarily represent future cash requirements. As such, the Company’s disclosure of unfunded contractual commits includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At September 30, 2015, the Company had approximately $109.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, the Company had approximately $130.3 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions.

The Company also had approximately $37.0 million of non-binding term sheets outstanding at September 30, 2015. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. These non-binding term sheets generally convert to contractual commitments in approximately 90 days from signing. Not all non-binding term sheets are expected to close and do not necessarily represent the Company’s future cash requirements.

The fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $414,000 and $1.2 million during the three and nine months ended September 30, 2015, respectively. Total rent expense amounted to approximately $397,000 and $1.2 million during the same periods ended September 30, 2014. Future commitments under the credit facility and operating leases were as follows at September 30, 2015:

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$590,325	$17,461	$129,300	$201,564	$242,000
Operating Lease Obligations (5)	5,196	1,620	3,110	466	—
Total	$595,521	$19,081	$132,410	$202,030	$242,000

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	The Company also has a warrant participation agreement with Citigroup. See Note 4 to the Company’s consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $150.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes and $17.5 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $143,000 at September 30, 2015.

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

11. Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The Company is currently assessing the additional disclosure requirements. ASU 2015-02 is effective for public business entities for annual reporting periods beginning after December 15, 2015.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”,  which clarifies the application of ASU 2015-03 to debt issuance costs associated with line-of-credit arrangements. The Company is currently assessing the additional disclosure requirements. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.

12. Subsequent Events

Dividend Declaration

On October 28, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on November 23, 2015 to shareholders of record as of November 16, 2015. This dividend represents the Company’s forty-first consecutive dividend declaration since the Company’s initial public offering, bringing the total cumulative dividend declared to date to $11.23 per share.

September 2019 Notes – Redemption

On November 4, 2015, in accordance with the Base Indenture, as supplemented by the First Supplemental Indenture, the Company provided notice to U.S. Bank National Association (“U.S. Bank”) of its election to exercise our potion to redeem $40.0 million of the $85.9 million in issued and outstanding September 2019 Notes and instructed U.S. Bank to deliver, on its behalf, notice to the holders of the September 2019 Notes.

Portfolio Company Developments

As of November 2, 2015, the Company held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Gelesis, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely matter or at all. In addition, subsequent to September 30, 2015 the following portfolio companies completed or announced liquidity events:

1.	In October 2015, the Company’s portfolio company Edge Therapeutics, Inc. completed its initial public offering of 7,315,151 shares of common stock at a public offering price of $11.00 per share.
2.	In October 2015, the Company’s portfolio company Cerecor, Inc. completed its initial public offering of 4.0 million shares of common stock at a public offering price of $6.50 per share.
3.

In October 2015, AtriCure, Inc. announced and completed its acquisition of the Company’s portfolio company nContact Surgical, Inc. for an upfront payment of approximately 3.7 million shares of AtriCure common stock, valued at $24.60 per share and approximately $8 million in cash.

4.	In October 2015, Outerwall Inc. announced that it had entered into a definitive agreement to acquire the Company’s portfolio company Gazelle, Inc. for $18 million in cash.
5.	In November 2015, BlackBerry completed its acquisition of the Company’s portfolio company Good Technology Corporation for $425 million in cash.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty finance company focused on providing senior secured loans to high-growth, innovative venture capital-backed companies in technology-related industries, including technology, biotechnology, life sciences, healthcare, and energy and renewables technology at all stages of development. We source our investments through our principal office located in Palo Alto, CA, as well as through our additional offices in Boston, MA, New York, NY, McLean, VA, Radnor, PA, and Santa Monica, CA.

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

We also make investments in qualifying small businesses through our two wholly-owned SBICs. Our SBIC subsidiaries, HT II and HT III, hold approximately $131.3 million and $302.5 million in assets, respectively, and accounted for approximately 7.8% and 18.0% of our total assets, respectively, prior to consolidation at September 30, 2015. As of September 30, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2015, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At September 30, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries.

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

Portfolio and Investment Activity

The total fair value of our investment portfolio was $1.2 billion at September 30, 2015, as compared to $1.0 billion at December 31, 2014.

The fair value of our debt investment portfolio at September 30, 2015 was approximately $1.1 billion, compared to a fair value of approximately $923.9 million at December 31, 2014. The fair value of the equity portfolio at September 30, 2015 was approximately $52.8 million, compared to a fair value of approximately $71.7 million at December 31, 2014. The fair value of the warrant portfolio at September 30, 2015 was approximately $21.3 million, compared to a fair value of approximately $25.1 million at December 31, 2014.

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

Our portfolio activity for the nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014 was comprised of the following:

(in millions)	September 30, 2015	December 31, 2014
Debt Commitments (1)
New portfolio company	$507.0	$776.9
Existing portfolio company	113.1	118.0
Total	$620.1	$894.9
Funded and Restructured Debt Investments
New portfolio company	$321.6	$434.0
Existing portfolio company	202.6	177.0
Total	$524.2	$611.0
Funded Equity Investments
New portfolio company	$1.0	$7.2
Existing portfolio company	6.8	3.1
Total	$7.8	$10.3
Unfunded Contractual Commitments (2)
Total	$109.6	$147.7
Non-Binding Term Sheets
New portfolio company	$25.0	$104.0
Existing portfolio company	12.0	4.2
Total	$37.0	$108.2

(1)	Includes restructured loans and renewals in addition to new commitments.
(2)	Amount represents unfunded commitments, including undrawn revolving facilities, which are available at the request of the portfolio company and unencumbered by milestones.

We receive payments in our debt investment portfolio based on scheduled amortization of the outstanding balances. In addition, we receive principal repayments for some of our loans prior to their scheduled maturity date. The frequency or volume of these early principal repayments may fluctuate significantly from period to period. During the nine months ended September 30, 2015, we received approximately $374.3 million in aggregate principal repayments. Of the approximately $374.3 million of aggregate principal repayments, approximately $91.3 million were scheduled principal payments, and approximately $283.0 million were early principal repayments related to 33 portfolio companies. Of the approximately $283.0 million early principal repayments, approximately $25.8 million were early repayments due to M&A transactions and an initial public offering related to three portfolio companies. In addition, of the approximately $283.0 million early principal repayments, approximately $189.2 million occurred in three months ended September 30, 2015 Given the high level of unscheduled early repayments in the three months ended September 30, 2015, we anticipate that our effective yields for the remainder of 2015 will normalize.

Total portfolio investment activity (inclusive of unearned income) for the nine months ended September 30, 2015 (unaudited) and for the year ended December 31, 2014 was as follows:

(in millions)	September 30, 2015	December 31, 2014
Beginning portfolio	$1,020.7	$910.3
New fundings and restructures	531.7	621.3
Warrants not related to current period fundings	0.3	0.8
Principal payments received on investments	(91.3)	(135.8)
Early payoffs	(283.0)	(358.3)
Accretion of loan discounts and paid-in-kind principal	22.8	24.5
Net acceleration of loan discounts and loan fees due to early payoff or restructure	(1.1)	(3.3)
New loan fees	(6.9)	(9.2)
Warrants converted to equity	0.3	2.0
Sale of investments	(4.9)	(9.1)
Loss on investments due to write offs	(3.1)	(3.9)
Net change in unrealized appreciation (depreciation)	(33.8)	(18.6)
Ending portfolio	$1,151.7	$1,020.7

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2015 (unaudited) and December 31, 2014.

	September 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Senior secured debt with warrants	$908,536	78.9%	$740,659	72.6%
Senior secured debt	190,391	16.5%	208,345	20.4%
Preferred stock	24,012	2.1%	57,548	5.6%
Common stock	28,789	2.5%	14,185	1.4%
Total	$1,151,728	100.0%	$1,020,737	100.0%

The increase in common stock and the decrease in preferred stock is primarily due to the initial public offering of Box, Inc. on January 23, 2015 in which all of our preferred shares were converted to common stock in the public portfolio company. Our potential gain is subject to the price of the shares when we exit the investment.

A summary of our investment portfolio at value by geographic location is as follows:

	September 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
United States	$1,124,687	97.7%	$967,803	94.8%
Netherlands	20,402	1.8%	19,913	2.0%
Israel	5,045	0.4%	6,498	0.6%
England	1,027	0.1%	34	—
Canada	563	—	2,314	0.2%
India	4	—	24,175	2.4%
Total	$1,151,728	100.0%	$1,020,737	100.0%

As of September 30, 2015, the Company held warrants or equity positions in six companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Cerecor Inc., Edge Therapeutics, Inc., Gelesis, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that companies that have yet to complete their initial public offerings will do so in a timely manner or at all.

Changes in Portfolio

We generate revenue in the form of interest income, primarily from our investments in debt securities, and commitment and facility fees. Fees generated in connection with our debt investments are recognized over the life of the loan or, in some cases, recognized as earned. In addition, we generate revenue in the form of capital gains, if any, on warrants or other equity-related securities that we acquire from our portfolio companies. Our investments generally range from $1.0 million to $40.0 million. As of September 30, 2015, our debt investments have a term of between two and seven years and typically bear interest at a rate ranging from the prevailing U.S. prime rate, or Prime, or the London Interbank Offered Rate, or LIBOR, to approximately 13.0%. In addition to the cash yields received on our debt investments, in some instances, our debt investments may also include any of the following: end-of-term payments, exit fees, balloon payment fees, commitment fees, success fees, payment-in-kind (“PIK”) provisions or prepayment fees which may be required to be included in income prior to receipt.

Loan origination and commitment fees received in full at the inception of a loan are deferred and amortized into fee income as an enhancement to the related loan’s yield over the contractual life of the loan. We recognize nonrecurring fees amortized over the remaining term of the loan commencing in the quarter relating to specific loan modifications. Loan exit fees to be paid at the termination of the loan are accreted into interest income over the contractual life of the loan. We had approximately $4.4 million and $4.5 million of unamortized fees at September 30, 2015 and December 31, 2014, respectively, and approximately $19.1 million and $19.3 million in exit fees receivable at September 30, 2015 and December 31, 2014, respectively.

We have debt investments in our portfolio that contain a PIK provision. The PIK interest, computed at the contractual rate specified in each loan agreement, is recorded as interest income and added to the principal balance of the loan on specified capitalization dates. To maintain our status as a RIC, this non-cash source of income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $1.5 million and $851,000 in PIK income in the three months ended September 30, 2015 and 2014, respectively. We recorded approximately $3.3 million and $2.6 million in PIK income during the nine months ended September 30, 2015 and 2014, respectively.

In the majority of cases, we collateralize our investments by obtaining a first priority security interest in a portfolio company’s assets, which may include its intellectual property. In other cases, we obtain a negative pledge covering a company’s intellectual property. At September 30, 2015, approximately 41.3% of our portfolio company debt investments were secured by a first priority security in all of the assets of the portfolio company, including their intellectual property, 50.4% of our portfolio company debt investments were to portfolio companies that were prohibited from pledging or encumbering their intellectual property, or subject to a negative pledge, 5.5% of our portfolio company debt investments were secured by a second priority security interest in all of the portfolio company’s assets, other than intellectual property, and 2.8% of our portfolio company debt investments were subordinated secured by all of the portfolio company’s assets, including intellectual property.  At September 30, 2015 we had no equipment only liens on any of our portfolio companies.

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

The core yield on our debt investments, which excludes any benefits from the accretion of fees and income related to early loan repayments attributed to the acceleration of unamortized fees and income as well as prepayment of fees, was 12.6% and 13.8%, during the three months ended September 30, 2015 and 2014, respectively. The effective yield on our debt investments, which includes the effects of fee and income accelerations attributed to early payoffs, restructuring, loan modifications and other one-time event fees, was 16.4% and 16.7% for the three months ended September 30, 2015 and 2014, respectively. The effective yield is derived by dividing total investment income by the weighted average earning investment portfolio assets outstanding during the quarter, excluding non-interest earning assets such as warrants and equity investments. Both the core yield and effective yield may be higher than what our common stockholders may realize as the core yield and effective yield do not reflect our expenses and any sales load paid by our common stockholders.

The total return for our investors was approximately -27.3% and -6.3% during the nine months ended September 30, 2015 and 2014, respectively. The total return equals the change in the ending market value over the beginning of the period price per share plus dividends paid per share during the period, divided by the beginning price assuming the dividend is reinvested on the date of the distribution. The total return does not reflect any sales load that must be paid by investors.

Portfolio Composition

Our portfolio companies are primarily privately held companies and public companies which are active in the drug discovery and development, drug delivery, software, energy technology, internet consumer and business services, medical devices and equipment, media/content/info, specialty pharmaceuticals, communications and networking, consumer and business products, semiconductors, surgical devices, healthcare services, information services, biotechnology tools, diagnostic and electronics and computer hardware industry sectors. These sectors are characterized by high margins, high growth rates, consolidation and product and market extension opportunities. Value for companies in these sectors is often vested in intangible assets and intellectual property.

As of September 30, 2015, approximately 72.9% of the fair value of our portfolio was composed of investments in five industries: 24.2% was composed of investments in the drug discovery and development industry, 14.2% was comprised of investments in the drug delivery industry, 13.1% was composed of investments in the software industry, 12.2% was composed of investments in the energy technology industry and 9.2% was composed of investments in the internet consumer and business services industry.

The following table shows the fair value of our portfolio by industry sector at September 30, 2015 (unaudited) and December 31, 2014:

	September 30, 2015		December 31, 2014
(in thousands)	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio
Drug Discovery & Development	$278,736	24.2%	$267,618	26.2%
Drug Delivery	163,323	14.2%	88,491	8.7%
Software	150,641	13.1%	125,412	12.3%
Energy Technology	140,620	12.2%	68,280	6.7%
Internet Consumer & Business Services	105,798	9.2%	69,655	6.8%
Medical Devices & Equipment	101,127	8.8%	138,046	13.5%
Media/Content/Info	66,309	5.7%	29,219	2.9%
Specialty Pharmaceuticals	52,772	4.6%	51,536	5.0%
Communications & Networking	31,574	2.7%	61,433	6.0%
Consumer & Business Products	22,434	1.9%	63,225	6.2%
Semiconductors	14,016	1.2%	5,126	0.5%
Surgical Devices	11,197	1.0%	9,915	1.0%
Healthcare Services, Other	10,147	0.9%	10,527	1.0%
Information Services	2,064	0.2%	27,016	2.6%
Biotechnology Tools	670	0.1%	3,721	0.4%
Diagnostic	272	0.0%	825	0.1%
Electronics & Computer Hardware	28	0.0%	692	0.1%
Total	$1,151,728	100.0%	$1,020,737	100.0%

Industry and sector concentrations vary as new loans are recorded and loans pay off. Loan revenue, consisting of interest, fees, and recognition of gains on equity and equity-related interests, can fluctuate materially when a loan is paid off or a related warrant or equity interest is sold. Revenue recognition in any given year can be highly concentrated among several portfolio companies.

For the nine months ended September 30, 2015 and the year ended December 31, 2014, our ten largest portfolio companies represented approximately 30.1% and 28.6% of the total fair value of our investments in portfolio companies, respectively. At both September 30, 2015 and December 31, 2014, we had three investments that represented 5% or more of our net assets. At September 30, 2015, we had three equity investments representing approximately 53.0% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments. At December 31, 2014, we had three equity investments which represented approximately 61.5% of the total fair value of our equity investments, and each represented 5% or more of the total fair value of our equity investments.

As of September 30, 2015, 91.7% of our debt investments were in a senior secured first lien position with the remaining 8.3% secured by a senior second lien position or a subordinated lien on all of the portfolio company’s assets and approximately 98.2% of the debt investment portfolio was priced at floating interest rates or floating interest rates with a Prime or LIBOR-based interest rate floor. As a result, we believe we are well positioned to benefit should market interest rates rise in the near future.

Our investments in senior secured debt with warrants have equity enhancement features, typically in the form of warrants or other equity-related securities designed to provide us with an opportunity for capital appreciation. Our warrant coverage generally ranges from 3% to 20% of the principal amount invested in a portfolio company, with a strike price generally equal to the most recent equity financing round. As of September 30, 2015, we held warrants in 132 portfolio companies, with a fair value of approximately $21.3 million. The fair value of our warrant portfolio decreased by approximately $3.8 million, as compared to a fair value of $25.1 million at December 31, 2014 primarily related to depreciation on our private warrant portfolio due to a decline in market comparable and portfolio company performance, offset by the addition of warrants in 19 new and 14 existing portfolio companies during the period.

Our existing warrant holdings would require us to invest approximately $93.0 million to exercise such warrants as of September 30, 2015. Warrants may appreciate or depreciate in value depending largely upon the underlying portfolio company’s performance and overall market conditions. Of the warrants which we have monetized since inception, we have realized warrant gain multiples in the range of approximately 1.02x to 14.93x based on the historical rate of return on our investments. However, our warrants may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our warrant portfolio.

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

The following table summarizes our realized and unrealized gain and loss and changes in our unrealized appreciation and depreciation on affiliate investments for the three and nine months ended September 30, 2015 and 2014 (unaudited). We did not hold any Control investments at either September 30, 2015 or September 30, 2014.

(in thousands)			For the Three Months Ended September 30, 2015				For the Nine Months Ended September 30, 2015
Portfolio Company	Type	Fair Value at September 30, 2015	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$1,398	$—	$(837)	$—	$—	$—	$1,071	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,186	—	(432)	—	—	—	113	—	—
Stion Corporation	Affiliate	1,600	83	420	—	—	279	359	—	—
Total		$9,184	$83	$(849)	$—	$—	$279	$1,543	$—	$—

(in thousands)			For the Three Months Ended September 30, 2014				For the Nine Months Ended September 30, 2014
Portfolio Company	Type	Fair Value at September 30, 2014	Investment Income	Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)	Investment Income	Net Change in Unrealized (Depreciation)/ Appreciation	Reversal of Unrealized (Depreciation)/ Appreciation	Realized Gain/(Loss)
Gelesis, Inc.	Affiliate	$316	$—	$(36)	$—	$—	$—	$(156)	$—	$—
Optiscan BioMedical, Corp.	Affiliate	6,029	—	(23)	—	—	—	(67)	—	—
Stion Corporation	Affiliate	2,500	138	606	—	—	1,777	(2,634)	—	—
Total		$8,845	$138	$547	$—	$—	$1,777	$(2,857)	$—	$—

Portfolio Grading

We use an investment grading system, which grades each debt investment on a scale of 1 to 5 to characterize and monitor our expected level of risk on the debt investments in our portfolio with 1 being the highest quality. The following table shows the distribution of our outstanding debt investments on the 1 to 5 investment grading scale at fair value as of September 30, 2015 (unaudited) and December 31, 2014, respectively:

(in thousands)	September 30, 2015			December 31, 2014
Investment Grading	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio	Number of Companies	Debt Investments at Fair Value	Percentage of Total Portfolio
1	16	$198,652	18.4%	19	$195,819	21.2%
2	46	636,504	59.1%	45	479,037	51.8%
3	7	99,034	9.2%	16	183,522	19.9%
4	6	59,703	5.5%	6	39,852	4.3%
5	12	83,713	7.8%	8	25,676	2.8%
	87	$1,077,606	100.0%	94	$923,906	100.0%

As of September 30, 2015, our debt investments had a weighted average investment grading of 2.33, as compared to 2.24 at December 31, 2014. Our policy is to lower the grading on our portfolio companies as they approach the point in time when they will require additional equity capital. Additionally, we may downgrade our portfolio companies if they are not meeting our financing criteria or are underperforming relative to their respective business plans. Various companies in our portfolio will require additional funding in the near term or have not met their business plans and therefore have been downgraded until their funding is complete or their operations improve.

The increase in weighted average investment grading at September 30, 2015 from December 31, 2014 is primarily due to the downgrade of six new portfolio companies from a 4 to a 5 due to liquidity and portfolio company performance concerns during the nine months ended September 30, 2015 and the net reduction in the size of the portfolio by seven portfolio companies that were rated 1, 2, or 3 at December 31, 2014. This increase is partially offset by the upgrade of two portfolio companies from a 5 during the nine months ended September 30, 2015 due to improved portfolio company performance and the increase in the average fair value of rated 2 portfolio companies between periods.

At September 30, 2015, we had six debt investments on non-accrual with a cumulative cost and fair value of approximately $48.8 million and $25.3 million, respectively. At December 31, 2014 we had four debt investments on non-accrual with a cumulative cost and fair value of approximately $28.9 million and $10.6 million, respectively.

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and 2014

Investment Income

Total investment income for the three months ended September 30, 2015 was approximately $47.1 million as compared to approximately $37.0 million for the three months ended September 30, 2014. Total investment income for the nine months ended September 30, 2015 was approximately $117.8 million as compared to approximately $106.8 million for the nine months ended September 30, 2014.

Interest income for the three months ended September 30, 2015 totaled approximately $40.3 million as compared to approximately $33.3 million for the three months ended September 30, 2014. Interest income for the nine months ended September 30, 2015 totaled approximately $106.1 million as compared to approximately $94.7 million for the nine months ended September 30, 2014. The increase in interest income for the three and nine months ended September 30, 2015 as compared to the same period ended September 30, 2014 is primarily attributable to debt investment portfolio growth, specifically an increase in the weighted average principal outstanding between the periods, as well as an increase in the acceleration of original issue discounts and end-of-term payments related to early loan pay-offs and restructures.

Income from commitment, facility and loan related fees for the three months ended September 30, 2015 totaled approximately $6.8 million as compared to approximately $3.7 million for the three months ended September 30, 2014. Income from commitment, facility and loan related fees for the nine months ended September 30, 2015 totaled approximately $11.6 million as compared to approximately $12.1 million for the nine months ended September 30, 2014.  The increase in fee income for the three months ended September 30, 2015 is primarily attributable to an increase in fee income related to early pay-offs during the quarter as well as an increase in normal fee amortization due to a higher debt investment portfolio balance. The decrease in fee income for the nine months ended September 30, 2015 is primarily attributable to a reduction in fee income due to the acceleration of early loan pay-offs and restructures, slightly offset by increased income due to normal fee amortization.

Of the $6.8 million and $11.6 million in income from commitment, facility and loan related fees for the three and nine months ended September 30, 2015, approximately $1.6 million and $4.3 million represents income from recurring fee amortization for the three and nine month periods, respectively, and approximately $5.2 million and $7.3 million represents income related to the acceleration of unamortized fees due to early loan repayments for the three and nine month periods, respectively.  Income from recurring fee amortization and the acceleration of unamortized fees due to early loan repayments represented $1.5 million and $2.2 million, respectively, of the $3.7 million income from commitment, facility and loan related fees for the three months ended September 30, 2014 and $4.1 million and $8.0 million, respectively, of the $12.1 million income for the nine months ended September 30, 2014.

The following table shows the PIK-related activity for the nine months ended September 30, 2015 and 2014, at cost (unaudited):

	Nine Months Ended September 30,
(in thousands)	2015	2014
Beginning PIK loan balance	$6,250	$5,603
PIK interest income during the period	3,336	2,575
Payments received from PIK loans	(3,041)	(1,799)
Realized Loss	(223)	—
Ending PIK loan balance	$6,322	$6,379

The increase in payments received from PIK loans and PIK interest income during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is due to an increase in the weighted average principal outstanding for loans which bear PIK interest and the number of PIK loans which paid off during the period.

In certain investment transactions, we may earn income from advisory services; however, we had no income from advisory services in the three and nine months ended September 30, 2015 or 2014.

Operating Expenses

Our operating expenses are comprised of interest and fees on our borrowings, general and administrative expenses and employee compensation and benefits. Our operating expenses totaled approximately $23.5 million and $17.0 million during the three months ended September 30, 2015 and 2014, receptively. Our operating expenses totaled approximately $64.4 million and $49.9 million during the nine months ended September 30, 2015 and 2014, respectively.

Interest and Fees on our Borrowings

Interest and fees on our borrowings totaled approximately $8.9 million and $7.9 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $27.4 million and $24.7 million for the nine months ended September 30, 2015 and 2014, respectively. Interest and fee expense for the three months ended September 30, 2015 as compared to September 30, 2014 increased due to higher weighted average principal balances outstanding on our Asset Backed Notes, Wells Facility, the 2019 Notes and the 2024 Notes (together with the 2019 Notes, the “Baby Bonds”), slightly offset by a reduction in debt issuance cost amortization related to our Convertible Senior Notes and Asset Backed Notes. Interest and fee expense for the nine months ended September 30, 2015 as compared to September 30, 2014 increased due to higher weighted average principal balances outstanding on our Asset Backed Notes, Wells Facility and Baby Bonds and the non-cash acceleration of debt issuance costs from pay downs on our Baby Bonds, slightly offset by a reduction in the acceleration of debt issuance cost amortization related to our Convertible Senior Notes and Asset Backed Notes.

We had a weighted average cost of debt, comprised of interest and fees and loss on debt extinguishment (long-term liabilities – convertible senior notes), of approximately 5.6% and 6.6% for the three months ended September 30, 2015 and 2014, respectively, and a weighted average cost of debt of approximately 5.9% and 6.6% for the nine months ended September 30, 2015 and 2014, respectively. The decrease between comparative periods was primarily driven by a reduction in the weighted average principal outstanding on our higher yielding debt instruments and a reduction in non-cash acceleration of debt issuance costs related to our SBA Debentures, Convertible Senior Notes and Asset Backed Notes as compared to the prior period, slightly offset by non-cash accelerations of debt issuance costs due to pay downs on our Baby Bonds.

General and Administrative Expenses

General and administrative expenses include legal fees, consulting fees, accounting fees, printer fees, insurance premiums, rent, expenses associated with the workout of underperforming investments and various other expenses. Our general and administrative expenses increased to $4.5 million from $2.4 million for the three months ended September 30, 2015 and 2014, respectively. Our general and administrative expenses increased to $12.2 million from $7.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase for the three and nine month periods was primarily due to increased recruiting costs related to strategic employee hiring objectives, corporate legal expenses and outside consulting services.

Employee Compensation

Employee compensation and benefits totaled approximately $8.0 million for the three months ended September 30, 2015 as compared to approximately $3.9 million for the three months ended September 30, 2014 and approximately $17.6 million for the nine months ended September 30, 2015 as compared to approximately $11.4 million for the nine months ended September 30, 2014. The increase for both comparative periods was primarily due to changes in variable compensation expense.

Employee stock-based compensation totaled approximately $2.2 million for the three months ended September 30, 2015 as compared to approximately $2.8 million for the three months ended September 30, 2014 and approximately $7.2 million for the nine months ended September 30, 2015 as compared to approximately $6.8 million for the nine months ended September 30, 2014. The decrease for the three months ended comparative periods was primarily due to employee forfeitures related to departures during the period. The increase for the nine month comparative periods was primarily attributable to additional stock based compensation awards granted during the period.

Loss on Extinguishment of Convertible Senior Notes

Upon meeting the stock trading price conversion requirement during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of September 30, 2015, holders of approximately $57.4 million of our Convertible Senior Notes have exercised their conversion rights and these Convertible Senior Notes were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of the Company’s common stock, or $24.3 million.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the nine months ended September 30, 2015 was approximately $1,000 and was classified as a component of net investment income in our Consolidated Statement of Operations. We did not record a loss on extinguishment of debt in the three months ended September 30, 2015.

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

A summary of realized gains and losses for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Realized gains	6,790	$5,882	11,614	$13,755
Realized losses	(424)	(218)	(3,190)	(748)
Net realized gains	$6,366	$5,664	$8,424	$13,007

During the three months ended September 30, 2015 and 2014, we recognized net realized gains of approximately $6.4 million and net realized gains of $5.7 million, respectively. During the three months ended September 30, 2015, we recorded gross realized gains of approximately $6.8 primarily from the sale of investments in three portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), and Egalet Corporation ($652,000), and approximately $871,000 from subsequent recoveries received on two previously written-off debt investments.  These gains were offset by gross realized losses of approximately $424,000 primarily from the liquidation of our warrant investment in one portfolio company and the write off of a portion of our debt investment in one portfolio company.

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

During the nine months ended September 30, 2015 and 2014, we recognized net realized gains of approximately $8.4 million and $13.0 million, respectively. During the nine months ended September 30, 2015 we recorded gross realized gains of approximately $11.6 million primarily from the sale of investments in seven portfolio companies, including Box, Inc. ($2.7 million), Atrenta, Inc. ($2.6 million), Cempra, Inc. ($2.0 million), Celladon Corporation ($1.4 million), Egalet Corporation ($652,000), Everyday Health, Inc. ($387,000) and Identiv, Inc. ($304,000), and $1.4 million from subsequent recoveries received on two previously written-off debt investments. These gains were partially offset by gross realized losses of approximately $3.2 million primarily from the liquidation of our warrant and equity investments in nine portfolio companies the write off of a portion of our debt investment in one portfolio company.

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

The net unrealized appreciation and depreciation of our investments is based on the fair value of each investment determined in good faith by our Board of Directors. The following table summarizes the change in net unrealized appreciation (depreciation) of investments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gross unrealized appreciation on portfolio investments	$19,515	$12,656	$55,369	$48,230
Gross unrealized depreciation on portfolio investments	(40,366)	(17,753)	(82,479)	(59,699)
Reversal of prior period net unrealized appreciation upon a realization event	(5,162)	(4,273)	(8,816)	(6,761)
Reversal of prior period net unrealized depreciation upon a realization event	—	219	2,162	849
Net unrealized appreciation (depreciation) attributable to taxes payable	63	(212)	660	(604)
Net unrealized appreciation (depreciation) on escrow receivables	—	(309)	—	(465)
Citigroup warrant participation	69	190	62	146
Net unrealized appreciation (depreciation) on portfolio investments	$(25,881)	$(9,482)	$(33,042)	$(18,304)

During the three months ended September 30, 2015, we recorded approximately $25.9 million of net unrealized depreciation, of which $26.1 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $1.4 million is attributed to net unrealized appreciation on our debt investments which primarily relates to the reversal of $3.1 million unrealized depreciation on a previous collateral based impairment offset by $1.0 million unrealized depreciation for collateral based impairments on twelve portfolio companies. Approximately $18.1 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $9.8 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc., $3.8 million unrealized depreciation on our private portfolio companies related to declining industry performance, and the reversal of $4.5 million of unrealized appreciation upon being realized as a gain on sale of shares of Box, Inc. and the acquisition proceeds received from Atrenta, Inc. Finally, approximately $9.4 million is attributed to net unrealized depreciation on our warrant investments which primarily relates to approximately $2.1 million unrealized depreciation on our public warrant portfolio related to portfolio company performance and $6.1 million unrealized depreciation on our private portfolio companies related to declining industry performance.

Net unrealized depreciation was offset by approximately $63,000 as a result of decreased estimated taxes payable for the three months ended September 30, 2015.

Net unrealized depreciation was further offset by approximately $69,000 as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation and as a result of the acquisition proceeds we received on our Atrenta, Inc. equity, which was exercised from warrants subject to the agreement during the three months ended September 30, 2015.

During the three months ended September 30, 2014, we recorded approximately $9.5 million of net unrealized depreciation, of which $9.1 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $1.1 million is attributed to net unrealized depreciation on our debt investments which primarily related to $2.1 million unrealized depreciation for collateral based impairments on nine portfolio companies. Approximately $4.2 million is attributed to net unrealized depreciation on our equity investments which primarily related to the $3.6 million reversal of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Acceleron Pharma. Additionally, approximately $3.8 million is attributed to net unrealized depreciation on our warrant investments which primarily relates to $2.1 million of unrealized depreciation on our public portfolio company investments and $1.0 million of unrealized depreciation on three private portfolio company investments due to declines in portfolio company performance.

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

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the three months ended September 30, 2015 and 2014 (unaudited):

	Three Months Ended September 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(1.0)	$—	$(0.4)	$(1.4)
Reversals of Prior Period Collateral based impairments	3.1	—	—	3.1
Reversals due to Debt Payoffs & Warrant/Equity sales	0.2	(4.5)	(0.8)	(5.1)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(9.8)	(2.1)	(11.9)
Level 3 Assets	(0.9)	(3.8)	(6.1)	(10.8)
Total Fair Value Market/Yield Adjustments	(0.9)	(13.6)	(8.2)	(22.7)
Total Unrealized Appreciation/(Depreciation)	$1.4	$(18.1)	$(9.4)	$(26.1)

	Three Months Ended September 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(2.1)	$(0.1)	$(0.4)	$(2.6)
Reversals of Prior Period Collateral based impairments	—	—	—	—
Reversals due to Debt Payoffs & Warrant/Equity sales	0.5	(3.9)	(0.3)	(3.7)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(1.2)	(2.1)	(3.3)
Level 3 Assets	0.5	1.0	(1.0)	0.5
Total Fair Value Market/Yield Adjustments	0.5	(0.2)	(3.1)	(2.8)
Total Unrealized Appreciation/(Depreciation)	$(1.1)	$(4.2)	$(3.8)	$(9.1)

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

 During the nine months ended September 30, 2015, we recorded approximately $33.0 million of net unrealized depreciation, of which $33.8 million is net unrealized depreciation from our debt, equity and warrant investments. Approximately $3.5 million is attributed to net unrealized depreciation on our debt investments which primarily relates to $10.2 million unrealized depreciation for collateral based impairments on twelve portfolio companies offset by the reversal of $5.6 million unrealized depreciation for prior period collateral based impairments on three portfolio companies. Approximately $22.8 million is attributed to net unrealized depreciation on our equity investments which primarily relates to approximately $11.9 million unrealized depreciation on our public equity portfolio with the largest concentration in our investment in Box, Inc. and the reversal of $8.2 million of prior period net unrealized appreciation upon being realized as a gain for our sale of shares of Box, Inc., Cempra, Inc. Celladon Corporation, Everyday Health, and Identiv, Inc. as discussed above. Finally, approximately $7.5 million is attributed to net unrealized depreciation on our warrant investments which primarily relates to $7.4 million of unrealized depreciation on our private portfolio companies related to declining industry performance.

Net unrealized depreciation was offset by approximately $660,000 as a result of decreased estimated taxes payable for the nine months ended September 30, 2015

Net unrealized depreciation was also offset by approximately $62,000 of as a result of net depreciation of fair value on the pool of warrants collateralized under the warrant participation as a result of the acquisition proceeds we received on our Atrenta, Inc. equity, which was exercised from warrants subject to the agreement during the nine months ended September 30, 2015.

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

The following table summarizes the change in net unrealized appreciation (depreciation) in the investment portfolio by category, excluding net unrealized appreciation (depreciation) on taxes payable, escrow receivables and Citigroup warrant participation, for the nine months ended September 30, 2015 and 2014 (unaudited).

	Nine Months Ended September 30, 2015
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(10.2)	$—	$(0.4)	$(10.6)
Reversals of Prior Period Collateral based impairments	5.6	—	0.4	6.0
Reversals due to Debt Payoffs & Warrant/Equity sales	0.4	(8.2)	1.1	(6.7)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	(11.9)	(1.2)	(13.1)
Level 3 Assets	0.7	(2.7)	(7.4)	(9.4)
Total Fair Value Market/Yield Adjustments	0.7	(14.6)	(8.6)	(22.5)
Total Unrealized Appreciation/(Depreciation)	$(3.5)	$(22.8)	$(7.5)	$(33.8)

	Nine Months Ended September 30, 2014
(in millions)	Debt	Equity	Warrants	Total
Collateral Based Impairments	$(12.6)	$(1.2)	$(2.9)	$(16.7)
Reversals of Prior Period Collateral based impairments	—	0.6	—	0.6
Reversals due to Debt Payoffs & Warrant/Equity sales	0.3	(4.7)	(9.7)	(14.1)
Fair Value Market/Yield Adjustments*
Level 1 & 2 Assets	—	3.7	(2.4)	1.3
Level 3 Assets	4.5	10.3	(3.3)	11.5
Total Fair Value Market/Yield Adjustments	4.5	14.0	(5.7)	12.8
Total Unrealized Appreciation/(Depreciation)	$(7.8)	$8.7	$(18.3)	$(17.4)

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

Income and Excise Taxes

We account for income taxes in accordance with the provisions of ASC 740, Income Taxes, which require that deferred income taxes be determined based upon the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax law. Valuation allowances are used to reduce deferred tax assets to the amount likely to be realized. We intend to distribute 100% of our spillover from long term earnings from the year ended December 31, 2014 to our shareholders in 2015.

Net Increase in Net Assets Resulting from Operations and Earnings Per Share

For the three months ended September 30, 2015 and 2014, the net increase in net assets resulting from operations totaled approximately $4.1 million and $15.2 million, respectively. For the nine months ended September 30, 2015 and 2014, the net increase in net assets resulting from operations totaled approximately $28.7 million and $50.6 million, respectively. These changes are made up of the items previously described.

Both the basic and fully diluted net change in net assets per common share were $0.05 for the three months ended September 30, 2015, whereas the basic and fully diluted net change in net assets per common share for the three months ended September 30, 2014 were $0.24 and $0.23,  respectively. Both the basic and fully diluted net change in net assets per common share were $0.40 for the nine months ended September 30, 2015, whereas the basic and fully diluted net change in net assets per common share for the nine months ended September 30, 2014 was $0.80 and $0.78, respectively.

For the purpose of calculating diluted earnings per share for three and nine months ended September 30, 2015 and 2014, the dilutive effect of the Convertible Senior Notes under the treasury stock method is included in this calculation as our share price was greater than the conversion price in effect ($11.12 as of September 30, 2015 and $11.42 as of September 30, 2014) for the Convertible Senior Notes for such periods.

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

During the year ended December 31, 2014, we sold 650,000 shares of common stock for total accumulated net proceeds of approximately $9.5 million, all of which is accretive to net asset value. We generally use the net proceeds from these offerings to make investments, to repurchase or pay down liabilities and for general corporate purposes. As of September 30, 2015, approximately 7.35 million shares remained available for issuance and sale under the equity distribution agreement.

On February 24, 2015, our Board of Directors authorized a stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. This plan expired on August 24, 2015. On August 27, 2015, our Board of Directors authorized a replacement stock repurchase plan permitting us to repurchase up to $50.0 million of our common stock. We may repurchase shares of our common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. We expect that the share repurchase program will be in effect until February 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the three and nine months ended September 30, 2015 we repurchased 423,451 shares of our common stock at an average price per share of $10.68 per share and a total cost of approximately $4.5 million. As of September 30, 2015, approximately $45.5 million of common stock remains eligible for repurchase under the stock repurchase plan.

At the 2015 Annual Meeting of Stockholders on July 7, 2015, our common stockholders approved a proposal to allow us to issue common stock at a discount from our then current net asset value (“NAV”) per share, which is effective for a period expiring on the earlier of July 7, 2016 or the 2016 annual meeting of stockholders. In connection with the receipt of such stockholder approval, we will limit the number of shares that we issue at a price below net asset value pursuant to this authorization so that the aggregate dilutive effect on our then outstanding shares will not exceed 20%. Our Board of Directors, subject to its fiduciary duties and regulatory requirements, has the discretion to determine the amount of the discount, and as a result, the discount could be up to 100% of net asset value per share. During the three and nine months ended September 30, 2015, we have not issued common stock at a discount to NAV.

As of September 30, 2015, approximately $57.4 million of our Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes are not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time.

At September 30, 2015, we had $17.6 million of Convertible Senior Note, $150.4 million of 2019 Notes, $103.0 million of 2024 Notes, $129.3 million of 2021 Asset-Backed Notes and $190.2 million of SBA debentures payable. We had no borrowings outstanding under the Wells Facility or the Union Bank Facility. See “—Subsequent Events.”

At September 30, 2015, we had $297.3 million in available liquidity, including $147.3 million in cash and cash equivalents. We had available borrowing capacity of approximately $75.0 million under the Wells Facility and $75.0 million under the Union Bank Facility, subject to existing terms and advance rates and regulatory and covenant requirements. We primarily invest cash on hand in interest bearing deposit accounts.

At September 30, 2015, we had $112.5 million of cash in restricted accounts related to our SBIC that we may use to fund new investments in the SBIC. With our net investments of $38.0 million and $74.5 million in HT II and HT III, respectively, we have the combined capacity to issue a total of $190.2 million of SBA guaranteed debentures, subject to SBA approval. At September 30, 2015, we have issued $190.2 million in SBA guaranteed debentures in our SBIC subsidiaries.

At September 30, 2015, we had approximately $5.4 million of restricted cash, which consists of collections of interest and principal payments on assets that are securitized. In accordance with the terms of the related securitized 2021 Asset-Backed Notes, based on current characteristics of the securitized debt investment portfolios, the restricted funds may be used to pay monthly interest and principal on the securitized debt and are not distributed to us or available for our general operations. During the nine months ended September 30, 2015, we principally funded our operations from (i) cash receipts from interest, dividend and fee income from our investment portfolio and (ii) cash proceeds from the realization of portfolio investments through the repayments of debt investments and the sale of debt and equity investments.

During the nine months ended September 30, 2015, our operating activities used $78.5 million of cash and cash equivalents, compared to $34.1 million used during the nine months ended September 30, 2014. This $44.4 million increase in cash used by operating activities resulted primarily from the increase in investment purchases of approximately $116.6 million offset by the increase in proceeds received from investment payoffs of approximately $56.4 million and the increase in unrealized depreciation on our investment portfolio of $14.7 million.

During the nine months ended September 30, 2015, our investing activities provided approximately $7.1 million of cash, compared to approximately $4.1 million provided during the nine months ended September 30, 2014. This $3.0 million increase in cash provided by investing activities was primarily due to an increase of approximately $3.0 million in cash, classified as restricted cash, on assets that are securitized.

During the nine months ended September 30, 2015, our financing activities used $8.4 million of cash, compared to $79.7 million used during the nine months ended September 30, 2014. This $71.3 million decrease in cash used by financing activities was primarily due to increases in proceeds from issuance of common stock of $90.2 million as a result of a public offering of 7,590,000 shares on March 27, 2015 and decreases in repayments of 2017 Asset-Backed Notes and SBA debentures of $45.6 million and $34.8 million, respectively. These increases were partially offset by a $99.7 million decrease in issuance of 2024 Notes and a $20.0 million increase in repayments of 2019 Notes.

As of September 30, 2015, net assets totaled $722.8 million, with a net asset value per share of $10.02. We intend to generate additional cash primarily from cash flows from operations, including income earned from investments in our portfolio companies. Our primary use of funds will be investments in portfolio companies and cash distributions to holders of our common stock.

As required by the 1940 Act, our asset coverage must be at least 200% after each issuance of senior securities. As of September 30, 2015 our asset coverage ratio under our regulatory requirements as a business development company was 280.6% excluding our SBA debentures as a result of our exemptive order from the SEC which allows us to exclude all SBA leverage from our asset coverage ratio. As a result of the SEC exemptive order, our ratio of total assets on a consolidated basis to outstanding indebtedness may be less than 200%, which while providing increased investment flexibility, also may increase our exposure to risks associated with leverage. Total leverage when including our SBA debentures was 222.4% at September 30, 2015.

Outstanding Borrowings

At September 30, 2015 (unaudited) and December 31, 2014, we had the following available borrowings and outstanding amounts:

	September 30, 2015		December 31, 2014
(in thousands)	Total Available	Carrying Value (1)	Total Available	Carrying Value (1)
SBA Debentures (2)	$190,200	$190,200	$190,200	$190,200
2019 Notes	150,364	150,364	170,364	170,364
2024 Notes	103,000	103,000	103,000	103,000
2017 Asset-Backed Notes	—	—	16,049	16,049
2021 Asset-Backed Notes	129,300	129,300	129,300	129,300
Convertible Senior Notes (3)	17,604	17,461	17,674	17,345
Wells Facility(4)	75,000	—	75,000	—
Union Bank Facility(4)	75,000	—	75,000	—
Total	$740,468	$590,325	$776,587	$626,258

(1)	Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding.
(2)

At both September 30, 2015 and December 31, 2014, the total available borrowings under the SBA debentures were $190.2 million, of which $41.2 million was available in HT II and $149.0 million was available in HT III.

(3)

During the nine months ended September 30, 2015, holders of approximately $70,000, respectively, of our Convertible Senior Notes have exercised their conversion rights. The balance at September 30, 2015 represents the remaining aggregate principal amount outstanding of the Convertible Senior Notes less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was approximately $143,000 at September 30, 2015 and $329,000 at December 31, 2014.

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

Debt financing costs are fees and other direct incremental costs we incur in obtaining debt financing and are recognized as prepaid expenses and amortized into the Consolidated Statement of Operations as loan fees over the term of the related debt instrument. Prepaid financing costs, net of accumulated amortization, as of September 30, 2015 (unaudited) and December 31, 2014 were as follows:

(in thousands)	September 30, 2015	December 31, 2014
SBA Debentures	$3,539	$4,038
2019 Notes	3,189	4,352
2024 Notes	2,955	3,205
2017 Asset-Backed Notes	—	506
2021 Asset-Backed Notes	2,534	3,207
Convertible Senior Notes	76	175
Wells Facility	611	794
Union Bank Facility	111	156
Total	$13,015	$16,433

Commitments

In the normal course of business, we are party to financial instruments with off-balance sheet risk. These consist primarily of unfunded contractual commitments to extend credit, in the form of loans, to our portfolio companies. Unfunded contractual commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded contractual commitments may be significant from time to time. A portion of these unfunded contractual commitments are dependent upon the portfolio company reaching certain milestones before the debt commitment becomes available. Furthermore, our credit agreements contain customary lending provisions which allow us relief from funding obligations for previously made commitments in instances where the underlying company experiences materially adverse events that affect the financial condition or business outlook for the company. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent our future cash requirements. As such, our disclosure of unfunded contractual commits includes only those which are available at the request of the portfolio company and unencumbered by milestones.

At September 30, 2015, we had approximately $109.6 million of unfunded commitments, including undrawn revolving facilities, which were available at the request of the portfolio company and unencumbered by milestones. In addition, we had approximately $130.3 million of unavailable commitments to portfolio companies due to milestone and other covenant restrictions. We intend to use cash flow from normal and early principal repayments, and proceeds from borrowings and notes to fund these commitments.

We also had approximately $37.0 million of non-binding term sheets outstanding to three new and existing companies, which generally convert to contractual commitments within approximately 90 days of signing. Non-binding outstanding term sheets are subject to completion of our due diligence and final investment committee approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

The fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding, given that interest rates are generally pegged to a market indices and given the existence of milestones, conditions and/or obligations imbedded in the borrowing agreements.

As of September 30, 2015, our unfunded contractual commitments available at the request of the portfolio company, including undrawn revolving facilities, and unencumbered by milestones are as follows:

(in thousands)
Portfolio Company	Total Unfunded Commitments
NewVoiceMedia Limited	$25,000
Paratek Pharmaceuticals, Inc.	20,000
Machine Zone, Inc.	15,000
Aquantia Corp.	11,500
Genocea Biosciences, Inc.	10,000
Message Systems, Inc.	5,882
Tendril Networks	5,000
Antenna79 (p.k.a. Pong Research Corporation)	4,179
Gazelle, Inc.	2,661
Avnera Corporation	2,500
Flowonix Medical	2,000
Cranford Pharmaceuticals, LLC	1,900
Achronix Semiconductor Corporation	1,560
Melinta Therapeutics	1,000
Zoom Media Group, Inc.	940
Touchcommerce, Inc.	489
Total	$109,611

Contractual Obligations

The following table shows our contractual obligations as of September 30, 2015 (unaudited):

	Payments due by period (in thousands)
Contractual Obligations(1)(2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Borrowings (3) (4)	$590,325	$17,461	$129,300	$201,564	$242,000
Operating Lease Obligations (5)	5,196	1,620	3,110	466	—
Total	$595,521	$19,081	$132,410	$202,030	$242,000

(1)	Excludes commitments to extend credit to our portfolio companies.
(2)	We also have a warrant participation agreement with Citigroup. See Note 4 to our consolidated financial statements.
(3)

Includes $190.2 million in borrowings under the SBA debentures, $150.4 million of the 2019 Notes, $103.0 million of the 2024 Notes, $129.3 million in aggregate principal amount of the 2021 Asset-Backed Notes and $17.5 million of the Convertible Senior Notes.

(4)

Except for the Convertible Senior Notes, all carrying values are the same as the principal amount outstanding. The aggregate principal amount outstanding of the Convertible Senior Notes is $17.6 million less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes. The total unaccreted discount for the Convertible Senior Notes was $143,000 at September 30, 2015.

(5)	Long-term facility leases.

Certain premises are leased under agreements which expire at various dates through March 2020. Total rent expense amounted to approximately $414,000 and $1.2 million during the three and nine months ended September 30, 2015, respectively. Total rent expense amounted to approximately $397,000 and $1.2 million during the same periods ended September 30, 2014.

We and our executives and directors are covered by Directors and Officers Insurance, with the directors and officers being indemnified by us to the maximum extent permitted by Maryland law subject to the restrictions in the 1940 Act.

Borrowings

Long-term SBA Debentures

On September 27, 2006, HT II received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and regulatory capital. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, a SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital. With our net investment of $38.0 million in HT II as of September 30, 2015, HT II has the capacity to issue a total of $41.2 million of SBA guaranteed debentures, subject to SBA approval, of which $41.2 million was available at September 30, 2015. As of September 30, 2015, HT II has paid the SBA commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2015 we held investments in HT II in 37 companies with a fair value of approximately $98.0 million, accounting for approximately 8.5% of our total portfolio at September 30, 2015.

On May 26, 2010, HT III received a license to operate as a SBIC under the SBIC program and is able to borrow funds from the SBA against eligible investments and additional contributions to regulatory capital. With our net investment of $74.5 million in HT III as of September 30, 2015, HT III has the capacity to issue a total of $149.0 million of SBA guaranteed debentures, of which $149.0 million was outstanding as of September 30, 2015. As of September 30, 2015, HT III has paid commitment fees and facility fees of approximately $1.5 million and $3.6 million, respectively. As of September 30, 2015, we held investments in HT III in 43 companies with a fair value of approximately $271.2 million accounting for approximately 23.5% of our total portfolio at September 30, 2015.

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

HT II and HT III are periodically examined and audited by the SBA’s staff to determine their compliance with SBA regulations. If HT II or HT III fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit HT II’s or HT III’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit HT II or HT III from making new investments. In addition, HT II or HT III may also be limited in their ability to make distributions to us if they do not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because HT II and HT III are our wholly owned subsidiaries. HT II and HT III were in compliance with the terms of the SBIC’s leverage as of September 30, 2015 as a result of having sufficient capital as defined under the SBA regulations.

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

The average amount of debentures outstanding for the three months ended September 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.56%. The average amount of debentures outstanding for the nine months ended September 30, 2015 for HT II was approximately $41.2 million with an average interest rate of approximately 4.51%. The average amount of debentures outstanding for the three months ended September 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.46%. The average amount of debentures outstanding for the nine months ended September 30, 2015 for HT III was approximately $149.0 million with an average interest rate of approximately 3.42%.

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the SBA debentures are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,757	$1,757	$5,212	$5,571
Amortization of debt issuance cost (loan fees)	168	162	499	872
Total interest expense and fees	$1,925	$1,919	$5,711	$6,443
Cash paid for interest expense and fees	$3,499	$3,499	$6,942	$8,042

As of September 30, 2015, the maximum statutory limit on the dollar amount of combined outstanding SBA guaranteed debentures is $225.0 million, subject to periodic adjustments by the SBA. In aggregate, at September 30, 2015, with our net investment of $112.5 million, HT II and HT III have the capacity to issue a total of $190.2 million of SBA-guaranteed debentures, subject to SBA approval. At September 30, 2015, we have issued $190.2 million in SBA-guaranteed debentures in our SBIC subsidiaries. We reported the following SBA debentures outstanding as of September 30, 2015 (unaudited) and December 31, 2014:

(in thousands) Issuance/Pooling Date	Maturity Date	Interest Rate (1)	September 30, 2015	December 31, 2014
SBA Debentures:
March 25, 2009	March 1, 2019	5.53%	$18,400	$18,400
September 23, 2009	September 1, 2019	4.64%	3,400	3,400
September 22, 2010	September 1, 2020	3.62%	6,500	6,500
September 22, 2010	September 1, 2020	3.50%	22,900	22,900
March 29, 2011	March 1, 2021	4.37%	28,750	28,750
September 21, 2011	September 1, 2021	3.16%	25,000	25,000
March 21, 2012	March 1, 2022	3.28%	25,000	25,000
March 21, 2012	March 1, 2022	3.05%	11,250	11,250
September 19, 2012	September 1, 2022	3.05%	24,250	24,250
March 27, 2013	March 1, 2023	3.16%	24,750	24,750
Total SBA Debentures			$190,200	$190,200

(1)	Interest rate includes annual charge

In June 2015, the House Small Business Committee passed H.R. 1023, the Small Business Investment Company Capital Act of 2015, and the legislation was subsequently unanimously passed by the House of Representatives on July 13, 2015. The legislation, if passed by the Senate, would increase the SBIC family of funds limit from $225.0 to $350.0 million. Pending the Senate passage of the legislation, we are considering filing an application for our third SBIC license, to gain access to additional capital under the SBIC debenture program. However, there can be no assurances that the Senate will pass the Small Business Investment Company Act of 2015.

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

As of September 30, 2015 (unaudited) and December 31, 2014, the 2019 Notes payable is comprised of:

(in thousands)	September 30, 2015	December 31, 2014
April 2019 Notes	$64,490	$84,490
September 2019 Notes	85,874	85,874
Carrying Value of 2019 Notes	$150,364	$170,364

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

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring our compliance with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act and to provide financial information to the holders of the April 2019 Notes and the 2019 Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the First Supplemental Indenture. The Base Indenture provides for customary events of default and further provides that the 2019 Trustee or the holders of 25% in aggregate principal amount of the outstanding April 2019 Notes in a series may declare such April 2019 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

The April 2019 Notes were sold pursuant to an underwriting agreement dated April 11, 2012 among us and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named in the underwriting agreement.

September 2019 Notes

The September 2019 Notes will mature on September 30, 2019 and may be redeemed in whole or in part at our option at any time or from time to time on or after September 30, 2015, upon not less than 30 days nor more than 60 days written notice by mail prior to the date fixed for redemption thereof, at a redemption price of 100% of the outstanding principal amount thereof plus accrued and unpaid interest payments otherwise payable for the then-current quarterly interest period accrued to but not including the date fixed for redemption. The September 2019 Notes bear interest at a rate of 7.00% per year payable quarterly on March 30, June 30, September 30 and December 30 of each year, commencing on December 30, 2012, and trade on the New York Stock Exchange under the trading symbol “HTGY.” See “ —Subsequent Events.”

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

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the April 2019 Notes and September 2019 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$2,631	$2,981	$8,361	$8,944
Amortization of debt issuance cost (loan fees)	211	243	1,163	725
Total interest expense and fees	$2,842	$3,224	$9,524	$9,669
Cash paid for interest expense and fees	$2,631	$2,981	$8,594	$8,944

As of September 30, 2015, we are in compliance with the terms of the Base Indenture, and respective supplemental indentures thereto, governing the April 2019 Notes and September 2019 Notes. See Note 4 to our consolidated financial statements for more detail on the 2019 Notes.

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

The 2024 Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the 2024 Notes; (iii) effectively subordinated to all of our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

The Base Indenture, as supplemented by the Third Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act and to comply with the restrictions on dividends, distributions and purchase of capital stock set forth in Section 18(a)(1)(B) as modified by Section 61(a)(1) of the 1940 Act. These covenants are subject to important limitations and exceptions that are described in the Base Indenture, as supplemented by the Third Supplemental Indenture. The Base Indenture, as supplemented by the Third Supplemental Indenture, also contains certain reporting requirements, including a requirement that we provide financial information to the holders of the 2024 Notes and the 2024 Trustee if we should no longer be subject to the reporting requirements under the Securities Exchange Act of 1934. The Base Indenture provides for customary events of default and further provides that the 2024 Trustee or the holders of 25% in aggregate principal amount of the outstanding 2024 Notes in a series may declare such 2024 Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2015, we were in compliance acwith the terms of the Base Indenture, as supplemented by the Third Supplemental Indenture.

At both September 30, 2015 and December 31, 2014, the 2024 Notes had an outstanding principal balance of $103.0 million.

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2024 Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,609	$1,068	$4,828	$1,068
Amortization of debt issuance cost (loan fees)	83	69	250	69
Total interest expense and fees	$1,692	$1,137	$5,078	$1,137
Cash paid for interest expense and fees	$1,609	$278	$4,828	$278

2017 Asset-Backed Notes

On December 19, 2012, we completed a $230.7 million term debt securitization in connection with which an affiliate of ours made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “2017 Asset-Backed Notes”), which 2017 Asset-Backed Notes were rated A2(sf) by Moody’s Investors Service, Inc. The 2017 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2012-1 pursuant to a note purchase agreement, dated as of December 12, 2012, by and among us, Hercules Capital Funding 2012-1, LLC as trust depositor (the “2012 Trust Depositor”), Hercules Capital Funding Trust 2012-1 as issuer (the “2012 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and were backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and were serviced by us.

As part of this transaction, we entered into a sale and contribution agreement with the 2012 Trust Depositor under which we have agreed to sell or have contributed to the 2012 Trust Depositor certain senior loans made to certain of our portfolio companies (the “2012 Loans”). We made customary representations, warranties and covenants in the sale and contribution agreement with respect to the 2012 Loans as of the date of their transfer to the 2012 Trust Depositor.

At December 31, 2014, the 2017 Asset-Backed Notes had an outstanding principal balance of $16.0 million. In February 2015, changes in the payment schedule of obligors in the 2017 Asset-Backed Notes collateral pool triggered a rapid amortization event in accordance with the sale and servicing agreement for the 2017 Asset-Backed Notes. Due to this event, the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015.

Interest on the 2017 Asset- Backed Notes was paid, to the extent of funds available, at a fixed rate of 3.32% per annum. For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2017 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$—	$308	$141	$1,421
Amortization of debt issuance cost (loan fees)	—	597	506	1,803
Total interest expense	$—	$905	$647	$3,224
Cash paid for interest expense	$—	$—	$—	$—

Under the terms of the 2017 Asset Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2017 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $1.2 million of restricted cash as of December 31, 2014, funded through interest collections. As the 2017 Asset-Backed Notes were fully repaid as of April 16, 2015 there were no funds segregated as restricted cash related to the 2017 Asset-Backed Notes at September 30, 2015.

2021 Asset-Backed Notes

On November 13, 2014, we completed a $237.4 million term debt securitization in connection with which an affiliate of ours made an offer of $129.3 million in aggregate principal amount of fixed rate asset-backed notes (the “2021 Asset-Backed Notes”), which 2021 Asset-Backed Notes were rated A(sf) by Kroll Bond Rating Agency, Inc. (“KBRA”). The 2021 Asset-Backed Notes were sold by Hercules Capital Funding Trust 2014-1 pursuant to a note purchase agreement, dated as of November 13, 2014, by and among us, Hercules Capital Funding 2014-1, LLC as trust depositor (the “2014 Trust Depositor”), Hercules Capital Funding Trust 2014-1 as issuer (the “2014 Securitization Issuer”), and Guggenheim Securities, LLC, as initial purchaser, and are backed by a pool of senior loans made to certain of our portfolio companies and secured by certain assets of those portfolio companies and are to be serviced by us. The securitization has an 18-month reinvestment period during which time principal collections may be reinvested into additional eligible loans. Interest on the 2021 Asset-Backed Notes will be paid, to the extent of funds available, at a fixed rate of 3.524% per annum. The 2021 Asset-Backed Notes have a stated maturity of April 16, 2021.

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

At both September 30, 2015 and December 31, 2014, the 2021 Asset-Backed Notes had an outstanding principal balance of $129.3 million.

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense and related fees and cash paid for interest expense for the 2021 Asset-Backed Notes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$1,139	$—	$3,417	$—
Amortization of debt issuance cost (loan fees)	227	—	673	—
Total interest expense	$1,366	$—	$4,090	$—
Cash paid for interest expense	$1,139	$—	$3,417	$—

Under the terms of the 2021 Asset-Backed Notes, we are required to maintain a reserve cash balance, funded through interest and principal collections from the underlying securitized debt portfolio, which may be used to pay monthly interest and principal payments on the 2021 Asset-Backed Notes. We have segregated these funds and classified them as restricted cash. There was approximately $5.4 million and $11.5 million of restricted cash as of September 30, 2015 and December 31, 2014, respectively, funded through interest collections.

Convertible Senior Notes

In April 2011, we issued $75.0 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”) due 2016. During the nine months ended September 30, 2015, holders of approximately $70,000 of our Convertible Senior Notes have exercised their conversion rights. As of September 30, 2015, the carrying value of the Convertible Senior Notes, comprised of the aggregate principal amount outstanding less the unaccreted discount initially recorded upon issuance of the Convertible Senior Notes, is approximately $17.5 million

The Convertible Senior Notes mature on April 15, 2016 (the “Maturity Date”), unless previously converted or repurchased in accordance with their terms. The Convertible Senior Notes bear interest at a rate of 6.00% per year payable semiannually in arrears on April 15 and October 15 of each year, commencing on October 15, 2011. The Convertible Senior Notes are our senior unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Convertible Senior Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries, financing vehicles or similar facilities.

Prior to the close of business on the business day immediately preceding October 15, 2015, holders may convert their Convertible Senior Notes only under certain circumstances set forth in the indenture. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time. Upon conversion, we will pay or deliver, as the case may be, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock. The conversion rate will initially be 84.0972 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an initial conversion price of approximately $11.89 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the Maturity Date, the conversion rate will be increased for converting holders. As of September 30, 2015, the conversion rate was 89.9249 shares of common stock per $1,000 principal amount of Convertible Senior Notes (equivalent to an adjusted conversion price of approximately $11.12 per share of common stock).

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

Upon meeting the stock trading price conversion requirement as set forth in the Indenture, dated April 15, 2011, between us and U.S. Bank National Association, during the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, the Convertible Senior Notes became convertible on July 1, 2014 and continued to be convertible during each of the three months ended September 30, 2014, December 31, 2014 and March 31, 2015, respectively. During this period and as of September 30, 2015, approximately $57.4 million of the Convertible Senior Notes had been converted and were settled with a combination of cash equal to the outstanding principal amount of the converted notes and approximately 1.5 million shares of our common stock, or $24.3 million. By not meeting the stock trading price conversion requirement during the three months ended March 31, 2015, June 30, 2015, or September 30, 2015 the Convertible Senior Notes are not convertible for the period between April 1, 2015 and October 14, 2015. On or after October 15, 2015 until the close of business on the scheduled trading day immediately preceding the Maturity Date, holders may convert their Convertible Senior Notes at any time.

We recorded a loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and original issue discount on Notes converted during the period. The loss was partially offset by a gain in the amount of the difference between the outstanding principal balance of the converted notes and the fair value of the debt instrument. The net loss on extinguishment of debt we recorded for the nine months ended September 30, 2015 was approximately $1,000 and $1.6 million for the year ended December 31, 2014. The Company did not record a loss on extinguishment of debt in the three months ended September 30, 2015 The loss on extinguishment of debt was classified as a component of net investment income in our Consolidated Statement of Operations.

As of September 30, 2015 (unaudited) and December 31, 2014, the components of the carrying value of the Convertible Senior Notes were as follows:

(in thousands)	September 30, 2015	December 31, 2014
Principal amount of debt	$17,604	$17,674
Original issue discount, net of accretion	(143)	(329)
Carrying value of Convertible Senior Notes	$17,461	$17,345

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Convertible Senior Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$264	$184	$743	$2,434
Accretion of original issue discount	61	197	185	738
Amortization of debt issuance cost (loan fees)	33	105	98	394
Total interest expense	$358	$486	$1,026	$3,566
Cash paid for interest expense	$—	$—	$529	$2,250

The estimated effective interest rate of the debt component of the Convertible Senior Notes, equal to the stated interest of 6.0% plus the accretion of the original issue discount, was approximately 8.1% for the three and nine months ended September 30, 2015 and 2014. Interest expense decreased by approximately $1.7 million during the nine months ended September 30, 2015 from the nine months ended September 30, 2014, due to Convertible Senior Notes settled between periods. As of September 30, 2015, we were in compliance with the terms of the indentures governing the Convertible Senior Notes.

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

Under the Wells Facility, Wells Fargo Capital Finance, LLC has made commitments of $75.0 million. The Wells Facility contains an accordion feature, in which we can increase the credit line up to an aggregate of $300.0 million, funded by additional lenders and with the agreement of Wells Fargo and subject to other customary conditions. We expect to continue discussions with various other potential lenders to join the facility; however, there can be no assurances that additional lenders will join the Wells Facility. Borrowings under the Wells Facility generally bear interest at a rate per annum equal to LIBOR plus 3.25%, and the Wells Facility has an advance rate of 50% against eligible debt investments. The Wells Facility is secured by all of the assets of Hercules Funding II. The Wells Facility requires payment of a non-use fee on a scale of 0.0% to 0.50% depending on the average monthly outstanding balance under the facility relative to the maximum amount of commitments at such time. For the three and nine months ended September 30, 2015, this non-use fee was approximately $41,000 and $229,000, respectively. For the three and nine months ended September 30, 2014, this non-use fee was approximately $96,000 and $284,000, respectively.

The Wells Facility also includes various financial and other covenants applicable to us and our subsidiaries, in addition to those applicable to Hercules Funding II, including covenants relating to certain changes of control of the Company and Hercules Funding II. Among other things, these covenants also require us to maintain certain financial ratios, including a maximum debt to worth ratio, minimum interest coverage ratio, minimum portfolio funding liquidity, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $500.0 million plus 90% of the cumulative amount of equity raised after June 30, 2014. As of September 30, 2015, the minimum tangible net worth covenant has increased to $590.4 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Wells Facility provides for customary events of default, including, without limitation, with respect to payment defaults, breach of representations and covenants, certain key person provisions, cross acceleration provisions to certain other debt, lien and judgment limitations, and bankruptcy.

The Wells Facility matures on August 2, 2018, unless terminated sooner in accordance with its terms.

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

We had aggregate draws of $53.4 million on the available facility during the nine months ended September 30, 2015 and then repaid the entire outstanding amount during the three months ended September 30, 2015 due to the payoff of the underlying debt investments funded through the facility. At September 30, 2015 there were no borrowings outstanding on this facility. See Note 4 to our consolidated financial statements for more detail on the Wells Facility.

For the three and nine months ended September 30, 2015 and 2014 (unaudited), the components of interest expense, fees and cash paid for interest expense for the Wells Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest expense	$356	$—	$356	$—
Amortization of debt issuance cost (loan fees)	92	$65	$264	$112
Total interest expense	$448	$65	$620	$112
Cash paid for interest expense	$289	$—	$289	$—

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

The Union Bank Facility requires the payment of a non-use fee of 0.50% annually. For the three and nine months ended September 30, 2015, this non-use fee was approximately $96,000 and $284,000, respectively. For the three and nine months ended September 30, 2014, this non-use fee was approximately $50,000 and $100,000, respectively. The amount that we may borrow under the Union Bank Facility is determined by applying an advance rate to eligible loans. The Union Bank Facility generally requires payment of monthly interest on loans based on a reference rate and at the end of a one, two, or three-month period, as applicable, for loans based on LIBOR. All outstanding principal is due upon maturity.

The Union Bank Facility is collateralized by debt investments in our portfolio companies, and includes an advance rate equal to 50.0% of eligible debt investments placed in the collateral pool.

We have various financial and operating covenants required by the Union Bank Facility. These covenants require, among other things, that we maintain certain financial ratios, including liquidity, asset coverage, and debt service coverage, and a minimum tangible net worth in an amount, when added to outstanding subordinated indebtedness, that is in excess of $550.0 million plus 90% of the amount of net cash proceeds received from the sale of common stock after June 30, 2014. As of September 30, 2015, the minimum tangible net worth covenant has increased to $640.1 million as a result of the March 2015 follow-on public offering of 7.6 million shares of common stock for total net proceeds of approximately $100.1 million. The Union Bank Facility provides for customary events of default, including, but not limited to, payment defaults, breach of representations or covenants, bankruptcy events and change of control.

At September 30, 2015 there were no borrowings outstanding on this facility. See Note 4 to our consolidated financial statements for more detail on the Union Bank Facility.

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

During the nine months ended September 30, 2015, we reduced our realized gain by approximately $143,000 for Citigroup’s participation in the realized gain from the acquisition proceeds we received on equity exercised from warrants that were included in the collateral pool. We recorded a decrease in participation liability and an increase in unrealized appreciation by a net amount of approximately $62,000 primarily due to depreciation of fair value on the pool of warrants collateralized under the warrant participation as a result of the acquisition proceeds we received on our Atrenta, Inc. equity investment. The remaining value of Citigroup’s participation right on unrealized gains in the related equity investments was approximately $39,000 as of September 30, 2015 and is included in accrued liabilities. There can be no assurances that the unrealized appreciation of the warrants will not be higher or lower in future periods due to fluctuations in the value of the warrants, thereby increasing or reducing the effect on the cost of borrowing. Since inception of the agreement, we have paid Citigroup approximately $2.2 million under the warrant participation agreement thereby reducing our realized gains by this amount. We will continue to pay Citigroup under the warrant participation agreement until the Maximum Participation Limit is reached or the warrants expire. Warrants subject to the Citigroup participation agreement are set to expire between February 2016 and January 2017.

Dividends

The following table summarizes our dividends declared and paid, to be paid, or reinvested on all shares, including restricted stock, to date:

Date Declared	Record Date	Payment Date	Amount Per Share
October 27, 2005	November 1, 2005	November 17, 2005	$0.03
December 9, 2005	January 6, 2006	January 27, 2006	0.30
April 3, 2006	April 10, 2006	May 5, 2006	0.30
July 19, 2006	July 31, 2006	August 28, 2006	0.30
October 16, 2006	November 6, 2006	December 1, 2006	0.30
February 7, 2007	February 19, 2007	March 19, 2007	0.30
May 3, 2007	May 16, 2007	June 18, 2007	0.30
August 2, 2007	August 16, 2007	September 17, 2007	0.30
November 1, 2007	November 16, 2007	December 17, 2007	0.30
February 7, 2008	February 15, 2008	March 17, 2008	0.30
May 8, 2008	May 16, 2008	June 16, 2008	0.34
August 7, 2008	August 15, 2008	September 19, 2008	0.34
November 6, 2008	November 14, 2008	December 15, 2008	0.34
February 12, 2009	February 23, 2009	March 30, 2009	0.32	*
May 7, 2009	May 15, 2009	June 15, 2009	0.30
August 6, 2009	August 14, 2009	September 14, 2009	0.30
October 15, 2009	October 20, 2009	November 23, 2009	0.30
December 16, 2009	December 24, 2009	December 30, 2009	0.04
February 11, 2010	February 19, 2010	March 19, 2010	0.20
May 3, 2010	May 12, 2010	June 18, 2010	0.20
August 2, 2010	August 12, 2010	September 17,2010	0.20
November 4, 2010	November 10, 2010	December 17, 2010	0.20
March 1, 2011	March 10, 2011	March 24, 2011	0.22
May 5, 2011	May 11, 2011	June 23, 2011	0.22
August 4, 2011	August 15, 2011	September 15, 2011	0.22
November 3, 2011	November 14, 2011	November 29, 2011	0.22
February 27, 2012	March 12, 2012	March 15, 2012	0.23
April 30, 2012	May 18, 2012	May 25, 2012	0.24
July 30, 2012	August 17, 2012	August 24, 2012	0.24
October 26, 2012	November 14, 2012	November 21, 2012	0.24
February 26, 2013	March 11, 2013	March 19, 2013	0.25
April 29, 2013	May 14, 2013	May 21, 2013	0.27
July 29, 2013	August 13, 2013	August 20, 2013	0.28
November 4, 2013	November 18, 2013	November 25, 2013	0.31
February 24, 2014	March 10, 2014	March 17, 2014	0.31
April 28, 2014	May 12, 2014	May 19, 2014	0.31
July 28, 2014	August 18, 2014	August 25, 2014	0.31
October 29, 2014	November 17, 2014	November 24, 2014	0.31
February 24, 2015	March 12, 2015	March 19, 2015	0.31
May 4, 2015	May 18, 2015	May 25, 2015	0.31
July 29, 2015	August 17, 2015	August 24, 2015	0.31
October 28, 2015	November 16, 2015	November 23, 2015	0.31
			$11.23

*	Dividend paid in cash and stock.

On October 28, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on November 23, 2015 to shareholders of record as of November 16, 2015. This dividend represents our forty-first consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date $11.23 per share.

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

During the three months ended September 30, 2015, we declared a distribution of $0.31 per share. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2015, approximately 100% would be from ordinary income and spillover earnings from 2014. However, there can be no certainty to shareholders that this determination is representative of what the tax attributes of its 2015 distributions to shareholders will actually be.

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

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains). Depending on the level of taxable income earned in a tax year, we may choose to carry over taxable income in excess of current year distributions from such taxable income into the next tax year and pay a 4% excise tax on such income, as required. The maximum amount of excess taxable income that may be carried over for distribution in the next year under the Code is the total amount of dividends paid in the following year, subject to certain declaration and payment guidelines. To the extent we choose to carry over taxable income into the next tax year, dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried over into and distributed in the current year, or returns of capital.

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

We intend to distribute 100% of our spillover from long term earnings from the year ended December 31, 2014 to our shareholders in 2015.

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

At September 30, 2015, approximately 86.4% of our total assets represented investments in portfolio companies whose fair value is determined in good faith by the Board of Directors. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the Board of Directors. Our investments are carried at fair value in accordance with the 1940 Act and Accounting Standards Codification topic 820 Fair Value Measurements and Disclosures (“ASC 820”). Our debt securities are primarily invested in venture capital-backed companies in technology-related industries, including technology, biotechnology, life science and energy and renewables technology at all stages of development. Given the nature of lending to these types of businesses, our investments in these portfolio companies are generally considered Level 3 assets under ASC 820 because there is no known or accessible market or market indexes for these investment securities to be traded or exchanged. As such, we value substantially all of our investments at fair value as determined in good faith pursuant to a consistent valuation policy by our Board of Directors in accordance with the provisions of ASC 820 and the 1940 Act. Due to the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board of Directors may differ significantly from the value that would have been used had a readily available market existed for such investments, and the differences could be material.

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

Investments measured at fair value on a recurring basis are categorized in the tables below based upon the lowest level of significant input to the valuations as of September 30, 2015 (unaudited) and as of December 31, 2014. We transfer investments in and out of Level 1, 2 and 3 securities as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended September 30, 2015, there were no transfers between Levels 1 or 2.

(in thousands)	Balance September 30,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$1,077,606	$—	$—	$1,077,606
Preferred Stock	24,012	—	—	24,012
Common Stock	28,789	27,773	—	1,016
Warrants	21,321	—	4,841	16,480
Escrow Receivable	3,148	—	—	3,148
Total	$1,154,876	$27,773	$4,841	$1,122,262

(in thousands)	Balance December 31,	Quoted Prices In Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Senior Secured Debt	$923,906	$—	$—	$923,906
Preferred Stock	57,548	—	—	57,548
Common Stock	14,185	12,798	—	1,387
Warrants	25,098	—	3,175	21,923
Total	$1,020,737	$12,798	$3,175	$1,004,764

The table below presents a reconciliation for all financial assets and liabilities measured at fair value on a recurring basis,

excluding accrued interest components, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 (unaudited) and the year ended December 31, 2014.

(in thousands)	Balance January 1, 2015	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (3)	Gross Transfers out of Level 3 (3)	Balance September 30, 2015
Senior Debt	$923,906	$(573)	$(3,522)	$533,722	$—	$(375,361)	$—	$(566)	$1,077,606
Preferred Stock	57,548	2,598	(3,575)	5,326	(4,542)	—	685	(34,028)	24,012
Common Stock	1,387	—	(371)	—	—	—	—	—	1,016
Warrants	21,923	(1,529)	(6,693)	4,061	—	—	—	(1,282)	16,480
Escrow Receivable	3,598	71	—	511	(1,032)	—	—	—	3,148
Total	$1,008,362	$567	$(14,161)	$543,620	$(5,574)	$(375,361)	$685	$(35,876)	$1,122,262

(in thousands)	Balance January 1, 2014	Net Realized (Losses) (1)	Net Change in Unrealized Appreciation (Depreciation) (2)	Purchases (5)	Sales	Repayments (6)	Gross Transfers into Level 3 (4)	Gross Transfers out of Level 3 (4)	Balance December 31, 2014
Senior Debt	$821,988	$—	$(14,182)	$615,596	$—	$(497,258)	$—	$(2,238)	$923,906
Preferred Stock	35,554	(750)	15,779	7,097	(503)	—	2,007	(1,636)	57,548
Common Stock	2,107	(130)	601	—	(1,189)	—	—	(2)	1,387
Warrants	28,707	(48)	(10,553)	8,596	(2,503)	—	—	(2,276)	21,923
Total	$888,356	$(928)	$(8,355)	$631,289	$(4,195)	$(497,258)	$2,007	$(6,152)	$1,004,764

(1)	Includes net realized gains (losses) recorded as realized gains or losses in the accompanying Consolidated Statement of Operations.
(2)	Included in change in net unrealized appreciation (depreciation) in the accompanying Consolidated Statement of Operations.
(3)

Transfers out of Level 3 during the nine months ended September 30, 2015 relate to the initial public offerings of Box, Inc,  ZP Opco, Inc. (p.k.a. Zosano Pharma, Inc), Neos Therapeutics, Edge Therapeutics Inc., and ViewRay, Inc. in addition to the exercise of warrants in both Forescout, Inc. and Atrenta, Inc. to preferred stock. Transfers into Level 3 during the nine months ended September 30, 2015 relate to the acquisition of preferred stock as a result of the exercise of warrants in both Forescout, Inc. and Atrenta, Inc and the conversion of debt to equity in Home Dialysis Plus and Gynesonics.

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

For nine months ended September 30, 2015, approximately $2.2 million and $371,000 in net unrealized depreciation was recorded for preferred stock and common stock Level 3 investments, respectively, relating to assets still held at the reporting date. For the same period, approximately $3.2 million and $7.5 million in net unrealized depreciation was recorded for debt and warrant Level 3 investments, respectively, relating to assets still held at the reporting date.

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

In accordance with ASU 2011-04, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2015. In addition to the techniques and inputs noted in the table below, according to our valuation policy, we may also use other valuation techniques and methodologies when determining our fair value measurements. The tables below are not intended to be all-inclusive, but rather provide information on the significant Level 3 inputs as they relate to our fair value measurements.

The significant unobservable input used in the fair value measurement of our escrow receivables is the amount recoverable at the contractual maturity date of the escrow receivable.

Investment Type - Level Three Debt Investments	Fair Value at September 30, 2015 (in thousands)	Valuation Techniques/Methodologies	Unobservable Input (a)	Range	Weighted Average (b)
Pharmaceuticals	$51,551	Originated Within 6 Months	Origination Yield	10.35% - 16.16%	12.42%
	394,341	Market Comparable Companies	Hypothetical Market Yield	9.73% - 16.26%	12.59%
			Premium/(Discount)	(0.75%) - 1.00%
Technology	136,425	Originated Within 6 Months	Origination Yield	6.68% - 16.32%	12.53%
	104,495	Market Comparable Companies	Hypothetical Market Yield	5.97% - 17.42%	12.78%
			Premium/(Discount)	0.00% - 0.50%
	63,807	Liquidation(c)	Probability weighting of alternative outcomes	10.00% - 100.00%
Medical Devices	83,116	Market Comparable Companies	Hypothetical Market Yield	11.32% - 16.72%	14.36%
			Premium/(Discount)	0.00% - 0.75%
	5,045	Liquidation(c)	Probability weighting of alternative outcomes	50.00%
Energy Technology	29,717	Originated Within 6 Months	Origination Yield	12.64% - 13.83%	13.44%
	82,954	Market Comparable Companies	Hypothetical Market Yield	13.68% - 27.18%	15.39%
			Premium/(Discount)	0.00 - 0.50%
	1,600	Liquidation(c)	Probability weighting of alternative outcomes	100.00%
Lower Middle Market	13,261	Liquidation(c)	Probability weighting of alternative outcomes	35.00% - 65.00%

		Debt Investments Where Fair Value Approximates Cost
	30,677	Imminent Payoffs (d)
	80,617	Debt Investments Maturing in Less than One Year
	$1,077,606	Total Level Three Debt Investments

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

(b)	The weighted averages are calculated based on the fair market value of each investment.
(c)	The significant unobservable input used in the fair value measurement of impaired debt securities is the probability weighting of alternative outcomes.
(d)	Imminent payoffs represent debt investments that we expect to be fully repaid within the next three months, prior to their scheduled maturity date.

Investment Type - Level Three Equity and Warrant Investments	Fair Value at September 30, 2015 (in thousands)	Valuation Techniques/ Methodologies	Unobservable Input (a)	Range	Weighted Average (e)
Equity Investments	$7,664	Market Comparable Companies	EBITDA Multiple (b)	2.6x - 16.5x	7.1x
			Revenue Multiple (b)	0.8x - 3.2x	1.9x
			Discount for Lack of Marketability (c)	13.35% - 25.05%	16.33%
			Average Industry Volatility (d)	46.52% - 98.20%	54.76%
			Risk-Free Interest Rate	0.27% - 0.75%	0.43%
			Estimated Time to Exit (in months)	10 - 29	16
	17,364	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.84% - 86.69%	68.92%
			Risk-Free Interest Rate	0.20% - 1.32%	0.59%
			Estimated Time to Exit (in months)	2 - 44	18
Warrant Investments	6,573	Market Comparable Companies	EBITDA Multiple (b)	4.9x - 94.0x	21.7x
			Revenue Multiple (b)	0.4x - 11.9x	3.4x
			Discount for Lack of Marketability (c)	11.33% - 33.45%	23.20%
			Average Industry Volatility (d)	34.14% - 74.32%	43.31%
			Risk-Free Interest Rate	0.14% - 1.06%	0.50%
			Estimated Time to Exit (in months)	7 - 44	20
	9,907	Market Adjusted OPM Backsolve	Average Industry Volatility (d)	28.84% - 107.88%	50.46%
			Risk-Free Interest Rate	0.20% - 1.59%	0.67%
			Estimated Time to Exit (in months)	2 - 47	22
Total Level Three Warrant and Equity Investments	$41,508

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

We estimate the fair value of warrants using a Black Scholes option pricing model. At each reporting date, privately held warrant and equity related securities are valued based on an analysis of various factors including, but not limited to, the portfolio company’s operating performance and financial condition and general market conditions, price to enterprise value or price to equity ratios, discounted cash flow, valuation comparisons to comparable public companies or other industry benchmarks. When an external event occurs, such as a purchase transaction, public offering, or subsequent equity sale, the pricing indicated by that external event is utilized to corroborate our valuation of the warrant and equity related securities. We periodically review the valuation of our portfolio companies that have not been involved in a qualifying external event to determine if the enterprise value of the portfolio company may have increased or decreased since the last valuation measurement date.

Cash and Cash Equivalents

Cash and cash equivalents consists solely of funds deposited with financial institutions and short-term liquid investments in money market deposit accounts. Cash and cash equivalents are carried at cost, which approximates fair value.

Other Assets

Other Assets generally consists of prepaid expenses, deferred financing costs net of accumulated amortization, fixed assets net of accumulated depreciation, deferred revenues and deposits and other assets, including escrow receivable. The escrow receivable balance as of September 30, 2015 was approximately $3.1 million and was fair valued and held in accordance with ASC 820.

Income Recognition

We record interest income on the accrual basis and we recognize it as earned in accordance with the contractual terms of the loan agreement to the extent that such amounts are expected to be collected. OID initially represents the value of detachable equity warrants obtained in conjunction with the acquisition of debt securities and is accreted into interest income over the term of the loan as a yield enhancement. When a loan becomes 90 days or more past due, or if management otherwise does not expect the portfolio company to be able to service its debt and other obligations, we will generally place the loan on non-accrual status and cease recognizing interest income on that loan until all principal has been paid. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, we may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. At September 30, 2015, we had six debt investments on non-accrual with a cumulative cost and approximate fair value of $48.8 million and $25.3 million, respectively, compared to four debt investments on non-accrual at December 31, 2014 with a cumulative cost and approximate fair market value of $28.9 million and $10.6 million, respectively.

Paid-In-Kind and End-of-Term Income

Contractual PIK interest, which represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. We will generally cease accruing PIK interest if there is insufficient value to support the accrual or we do not expect the portfolio company to be able to pay all principal and interest due. In addition, we may also be entitled to an end-of-term payment that we amortize into income over the life of the loan. To maintain our status as a RIC, PIK and end-of-term income must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash or the liquidation of certain investments. We recorded approximately $1.5 million and $851,000 in PIK income during the three months ended September 30, 2015 and 2014, respectively. We recorded approximately $3.3 million and $2.6 million in PIK income during the nine months ended September 30, 2015 and 2014, respectively.

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

As a RIC, we will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless the we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the 1-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirements”). We will not be subject to excise taxes on amounts on which we are required to pay corporate income tax (such as retained net capital gains).

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

We intend to distribute 100% of our spillover from long term earnings from the year ended December 31, 2014 to our shareholders in 2015.

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

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis”. The new guidance applies to entities in all industries and provides a new scope exception to registered money market funds and similar unregistered money market funds. It makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. We are currently assessing the additional disclosure requirements. ASU 2015-02 is effective for public business entities for annual reporting periods beginning after December 15, 2015.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability and in August 2015, the FASB issued ASU 2015-15 “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”,  which clarifies the application of ASU 2015-03 to debt issuance costs associated with line-of-credit arrangements. The Company is currently assessing the additional disclosure requirements. ASU 2015-03 and ASU 2015-15 are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2015.

Subsequent Events

Dividend Declaration

On October 28, 2015 the Board of Directors declared a cash dividend of $0.31 per share to be paid on November 23, 2015 to shareholders of record as of November 16, 2015. This dividend represents our forty-first consecutive dividend declaration since our initial public offering, bringing the total cumulative dividend declared to date to $11.23 per share.

September 2019 Notes – Redemption

On November 4, 2015, in accordance with the Base Indenture, as supplemented by the First Supplemental Indenture, we provided notice to U.S. Bank National Association (“U.S. Bank”) of our election to exercise our potion to redeem $40.0 million of the $85.9 million in issued and outstanding September 2019 Notes and instructed U.S. Bank to deliver, on our behalf, notice to the holders of the September 2019 Notes.

Closed and Pending Commitments

As of November 2, 2015, Hercules has:

a.	Closed debt and equity commitments of approximately $5.2 million to new and existing portfolio companies.
b.	Pending commitments (signed non-binding term sheets) of approximately $66.1 million. The table below summarizes our year-to-date closed and pending commitments as follows:
Closed Commitments and Pending Commitments (in millions)
January 1 - September 30, 2015 Closed Commitments	$629.0
Q4-15 Closed Commitments (as of November 2, 2015)	5.2
Total Year-to-date 2015 Closed Commitments (a)	634.2
Pending Commitments (as of November 2, 2015)(b)	66.1
Year to date 2015 Closed and Pending Commitments	$700.3

a.

Closed Commitments may include renewals of existing credit facilities. Not all Closed Commitments result in future cash requirements. Commitments generally fund over the two succeeding quarters from close.

b.	Not all pending commitments (signed non-binding term sheets) are expected to close and do not necessarily represent any future cash requirements.

Portfolio Company Developments

As of November 2, 2015, we held warrants or equity positions in four companies that have filed registration statements on Form S-1 with the SEC in contemplation of potential initial public offerings, including Gelesis, Inc. and three companies which filed confidentially under the JOBS Act. There can be no assurance that these companies will complete their initial public offerings in a timely manner or at all. In addition, subsequent to September 30, 2015 the following portfolio companies completed or announced liquidity events:

1.	In October 2015, our portfolio company Edge Therapeutics, Inc. completed its initial public offering of 7,315,151 shares of common stock at a public offering price of $11.00 per share.
2.	In October 2015, our portfolio company Cerecor, Inc. completed its initial public offering of 4.0 million shares of common stock at a public offering price of $6.50 per share.
3.

In October 2015, AtriCure, Inc. announced and completed its acquisition of our portfolio company nContact Surgical, Inc. for an upfront payment of approximately 3.7 million shares of AtriCure common stock, valued at $24.60 per share and approximately $8 million in cash.

4.	In October 2015, Outerwall Inc. announced that it had entered into a definitive agreement to acquire our portfolio company Gazelle, Inc. for $18 million in cash.
5.	In November 2015, BlackBerry completed its acquisition of our portfolio company Good Technology Corporation for $425 million in cash.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows. Changes in interest rates may affect both our cost of funding and our interest income from portfolio investments, cash and cash equivalents and idle funds investments. Our investment income will be affected by changes in various interest rates, including LIBOR and Prime rates, to the extent our debt investments include variable interest rates. As of September 30, 2015, approximately 98.2% of the loans in our portfolio had variable rates based on floating Prime or LIBOR rates with a floor. Changes in interest rates can also affect, among other things, our ability to acquire and originate loans and securities and the value of our investment portfolio.

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2015, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investments and borrowings.

(in thousands)	Interest	Interest	Net
Basis Point Increase(1)	Income	Expense	Income
100	$9,528	$442	$9,086
200	$19,506	$538	$18,968
300	$30,278	$633	$29,645
400	$41,054	$729	$40,325
500	$51,744	$824	$50,920

(1)	A decline in interest rates would not have a material impact on our Consolidated Financial Statements.

We do not currently engage in any hedging activities. However, we may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options, and forward contracts. While hedging activities may insulate us against changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our borrowed funds and higher interest rates with respect to our portfolio of investments. During the nine months ended September 30, 2015 we did not engage in interest rate hedging activities.

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

Our total investment in companies may be significant individually or in the aggregate. As a result, if a significant investment in one or more companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies. The following table shows the fair value of the totals of investments held in portfolio companies at September 30, 2015 that represent greater than 5% of our net assets:

	September 30, 2015
(in thousands)	Fair Value	Percentage of Net Assets
Machine Zone, Inc.	$59,954	8.3%
Sungevity Development, LLC.	$55,510	7.7%
Merrimack Pharmaceuticals, Inc.	$40,633	5.6%

Machine Zone, Inc. is a technology company that is best known for building mobile Massively Multiplayer Online games with a focus on community-based gameplay.

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

Our business may require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowings, securitization transactions or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio were not at least 200%.

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

As of September 30, 2015, we had approximately $190.2 million of indebtedness outstanding incurred by our SBIC subsidiaries,  approximately $17.6 million in aggregate principal amount of 6.00% convertible senior notes (the “Convertible Senior Notes”), approximately $150.4 million in aggregate principal amount of 7.00% notes due 2019 (the “2019 Notes”), approximately $103.0 million in aggregate principal amount of 6.25% notes due 2024 (the “2024 Notes”), and approximately $129.3 million in aggregate principal amount of fixed rate asset-backed notes issued in November 2014 (the “2021 Asset-Backed Notes”) in connection with our $237.4 million debt securitization (the “2014 Debt Securitization”). As of September 30, 2015, we did not have any outstanding borrowings under our Wells Facility or Union Bank Facility.

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

Dividend Reinvestment Plan

During the nine months ended September 30, 2015, we issued approximately 122,788 shares of common stock to shareholders in connection with the dividend reinvestment plan. These issuances were not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate value of the shares of our common stock issued under our dividend reinvestment plan was approximately $1.6 million.

Stock Repurchase Plan

On February 24, 2015, the Company’s Board of Directors authorized a stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. This plan expired on August 24, 2015. On August 27, 2015, the Company’s Board of Directors authorized a replacement stock repurchase plan permitting the Company to repurchase up to $50.0 million of its common stock. The Company may repurchase shares of its common stock in the open market, including block purchases, at prices that may be above or below the net asset value as reported in the most recently published financial statements. The Company expects that the share repurchase program will be in effect until February 23, 2016, or until the approved dollar amount has been used to repurchase shares. During the three and nine months ended September 30, 2015, the Company repurchased 423,451 shares of its common stock at an average price per share of $10.68 per share and a total cost of approximately $4.5 million. As of September 30, 2015, approximately $45.5 million of common stock remains eligible for repurchase under the stock repurchase plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

Not Applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description
11	Computation of Per Share Earnings (included in Note 8 to the Consolidated Financial Statements included in this report).
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Schedule 12 – 14

HERCULES TECHNOLOGY GROWTH CAPITAL, INC.

SCHEDULE OF INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of and for the nine months ended September 30, 2015

(in thousands)

		Amount of	As of			As of
		Interest	December 31,			September 30,
		Credited to	2014	Gross	Gross	2015
Portfolio Company	Investment(1)	Income(2)	Fair Value	Additions (3)	Reductions (4)	Fair Value
Affiliate Investments
Gelesis, Inc.	Preferred Stock	$—	$326	$1,003	$—	$1,329
	Preferred Warrants	—	1	68	—	69
Optiscan BioMedical, Corp.	Preferred Stock	—	5,853	93	—	5,946
	Preferred Warrants	—	219	21	—	240
Stion Corporation	Senior Debt	278	1,600	—	—	1,600
	Preferred Warrants	—	—	—	—	—
Total Control and Affiliate Investments		$278	$7,999	$1,185	$—	$9,184

(1)	Stock and warrants are generally non-income producing and restricted. The principal amount for debt is shown in the Consolidated Schedule of Investments as of September 30, 2015.
(2)	Represents the total amount of interest or dividends credited to income for the year an investment was an affiliate or control investment.
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

HERCULES TECHNOLOGY GROWTH CAPITAL, INC. (Registrant)

Dated: November 5, 2015	/S/ MANUEL A. HENRIQUEZ
Manuel A. Henriquez
Chairman, President, and Chief Executive Officer

Dated: November 5, 2015	/S/ MARK HARRIS
Mark Harris
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.